Form 10-K
period 1993-12-31
HALLIBURTON CO
filed 1994-03-11
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
For the fiscal year ended December 31, 1993

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)
For the transition period from ___ to ___

Commission File Number 1-3492

                              HALLIBURTON COMPANY
            (Exact name of registrant as specified in its charter)

          Delaware                                        73-0271280
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation of organization)                     Identification No.)

                   3600 Lincoln Plaza, Dallas, Texas  75201
                   (Address of principal executive offices)
                  Telephone Number - Area code (214) 978-2600


          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each Exchange on
         Title of each class                           which registered
         -------------------                           ----------------
Common Stock par value $2.50 per share             New York Stock Exchange
10.2% Sinking fund debentures due June 1, 2005     New York Stock Exchange
Zero coupon convertible subordinated debentures
  due March 13, 2006                               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of Common Stock held by nonaffiliates on March 1, 1994, determined using the per share closing price on the New York Stock Exchange Composite tape of $30.375 on that date was approximately
$3,467,000,000.

As of March 1, 1994, there were 114,149,360 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 22, 1994, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

  General Development of Business - Halliburton Company (the Company) was established in 1919 and incorporated under the laws of the state of Delaware in 1924. The Company provides energy services, engineering and construction services, and property and casualty insurance services.
  Information related to acquisitions and dispositions is set forth under Acquisitions and Dispositions in Note 18 to the financial statements of this Annual Report.

  Financial Information About Business Segments - The Company is comprised of three business segments. See Note 12 to the financial statements of this Annual Report for financial information about these three business segments. Energy Services product sales were $414.4 million in 1993, $437.0 million in 1992 and $443.7 million in 1991.

  Description of Services and Products - The following is a summary which briefly describes the Company's services and products for each business segment.
Energy Services: Halliburton Energy Services (Energy Services) provides a wide range of services and products used in the exploration, development and production of oil and natural gas. Energy Services operates worldwide serving major oil companies, independent operators and national oil companies. The services and products provided by Energy Services include cementing, casing equipment and water control services; completion and production products; drilling systems, measurement while drilling, logging while drilling and mud logging services; sales of advanced technology software, turnkey workstations and information technology solutions for energy and minerals exploration and development; open and cased hole logging and perforating services and logging and perforating products; well testing, reservoir description and evaluation services, tubing conveyed well completion systems and reservoir engineering services; stimulation and sand control services and tools and coiled tubing services; wellhead pressure control equipment, leasing of natural gas compressors and gas processing equipment, well control, hydraulic workover and downhole video services. In January, 1994, the Company sold its geophysical business. During 1993, the geophysical business included sales of seismic equipment, seismic data collection and data processing services for both land and marine seismic exploration activities.
Engineering and Construction Services: Engineering and Construction Services includes services for both land and marine activities. Included are technical and economic feasibility studies, site evaluation, licensing, conceptual design, detailed engineering, procurement, project and construction management, construction and start-up assistance of electric utility plants, chemical and petrochemical plants, refineries, pulp and paper mills, metal processing plants, highways and bridges, subsea construction, fabrication and installation of subsea pipelines, offshore platforms, production platform facilities, marine engineering and other marine related projects, contract maintenance and operations and maintenance services for both industry and government, engineering and environmental consulting and waste management services for industry, utilities and government, and remedial engineering and construction services for hazardous waste sites (Brown & Root).
Insurance Services: Insurance Services provides property and casualty insurance products and services (Highlands Insurance Company).

  Markets and Competition - The Company is one of the world's largest diversified energy services and engineering and construction services companies.
  The Company's services and products are sold in highly competitive markets throughout the world. Competition in both services and products is based on a combination of price, service (including the ability to deliver services and products on an "as needed where needed" basis), product quality, warranty and technical proficiency. Some Energy Services' and Engineering and Construction Services' customers have indicated a preference for packaged services. These packaged services, in the case of Energy Services, relate to all phases of exploration and production of oil and gas, and, in the case of Engineering and Construction Services, relate to all phases of design, construction, project management and maintenance of a facility. Demand for these types of packaged services is based primarily upon quality of service, technical proficiency and overall price.
  The Company conducts business worldwide in over 100 countries. Since the market for the Company's services and products is so large and crosses many geographic lines, a meaningful estimate of the number of competitors cannot be made. The markets are, however, highly competitive with many substantial companies operating in each market.
  Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of Energy Services' products is made by supply stores and third-party representatives.
  Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the diversification of these activities reduces the risk that loss of any one country's operations would be material to the conduct of its operations taken as a whole.

  Customers and Backlog - Substantially all of the Company's Energy Services and a significant portion of Engineering and Construction Services are related to the energy industries. In 1993, 1992 and 1991, respectively, 77%, 79% and 78% of the Company's revenues were derived from services to, including construction for, the energy industries.
  The following schedule summarizes the backlog of engineering and construction projects at December 31, 1993 and 1992:

                                                     1993             1992
                                                  -----------      -----------
                                                         (In millions)

Firm orders                                       $   3,306        $   3,516
Government orders firm but not yet funded               863              842
Letters of intent and contracts
  awarded but not signed                                 43              156
                                                  -----------      -----------
  Total                                           $   4,212        $   4,514
                                                  ===========      ===========

  It is estimated that nearly 44% of the backlog existing at December 31, 1993 will be completed during 1994.
  The Company does not believe that engineering and construction backlog should necessarily be relied on as an indication of future operating results since such backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
  Orders for Energy Services are generally placed by customers on the basis of current need. Therefore, backlog of orders for these services and products are either insignificant or not material.

  Raw Materials - All raw materials essential to the Company's business are normally readily available. Where the Company is dependent on a single supplier for any materials essential to its business, the Company is confident that it could make satisfactory alternative arrangements in the event of interruption in the supply of such materials.

  Research, Development and Patents - The Company maintains an active research and development program to assist in the improvement of existing products and processes, the development of new products and processes and the improvement of engineering standards and practices that serve the changing needs of its customers. Information relating to expenditures for research and development is included in Note 13 to the financial statements of this Annual Report.
  The Company owns a large number of patents and has pending a substantial number of patent applications, covering various products and processes. It is also licensed under patents owned by others. The Company does not consider a particular patent or group of patents to be material to the Company's business.

  Seasonality - Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of such services serve to reduce the seasonal nature of the business.

  Employees - At December 31, 1993 the Company employed approximately 64,700 people of which 22,300 were located outside the United States.

  Regulation - The Company is subject to various environmental laws and regulations. Compliance with such requirements has neither substantially increased capital expenditures or adversely affected the Company's competitive position, nor materially affected the Company's earnings. The Company does not anticipate any such material adverse effects in the foreseeable future as a result of such existing laws and regulations. Note 14 to the financial statements of this Annual Report discusses the Company's involvement as a potentially responsible party in remedial activities to clean up various "Superfund" sites.

Item 2. Properties.

  Information relating to lease payments is included in Note 14 to the financial statements of this Annual Report.
  The Company's owned and leased facilities, as described below, are suitable and adequate for their intended use.

  Energy Services - Energy Services owns manufacturing facilities covering approximately 3,600,000 square feet. Principal locations of these manufacturing facilities are Davis and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Cisco, Fort Worth, Garland, Houston and Mansfield, Texas; Arbroath, Scotland; Reynosa, Mexico; and Jurong, Singapore. The manufacturing facilities at Davis, Amarillo, Cisco, Mansfield and one of two facilities in Carrollton were inactive at the end of 1993. Energy Services also leases manufacturing facilities covering approximately 138,000 square feet. Principal locations of these facilities are Norwich, England; Voorschoten, Holland; Reynosa, Mexico; and Kilwinning, Scotland. The Company will lease 103,000 square feet of owned manufacturing space in Houston, Texas to another company in 1994.
  Research, development and engineering activities are carried out in owned facilities covering approximately 385,000 square feet in Duncan, Oklahoma; Houston and Carrollton, Texas; and Aberdeen, Scotland; and leased facilities covering approximately 30,000 square feet in Houston, Texas; Bedford, England and Leiderdorp, Holland.
  In addition, service centers, sales offices and field warehouses are operated at approximately 260 locations in the United States, almost all of which are owned, and at approximately 300 locations outside the United States in both the Eastern and Western Hemispheres.

  Engineering and Construction Services - Engineering and Construction Services owns manufacturing facilities covering approximately 454,000 square feet in Houston, Texas, Edmonton, Canada and Aberdeen, Scotland. The Company will lease 388,000 square feet of this manufacturing space in Houston, Texas to another company in 1994.
  Engineering and Construction Services also owns marine fabrication facilities covering approximately 930 acres in Belle Chasse, Louisiana; Harbor Island and Greens Bayou, Texas; Sunda Strait, Indonesia (35% owned); and Nigg and Wick, Scotland. The marine fabrication facility at Harbor Island, Texas was leased to another company in 1993 and was sold in the first quarter of 1994. The facility at Belle Chasse, Louisiana was idle during 1993.
  Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 1,750,000 square feet in Houston, Texas; Edmonton, Canada; and Aberdeen, Scotland; and leased facilities covering approximately 1,700,000 square feet in Mobile, Alabama; Alhambra, California; Gaithersburg, Maryland; London, England; Kuala Lumpur, Malaysia; Singapore; and Aberdeen, Scotland.
  In addition, laboratories, service centers, and sales offices are operated at approximately 50 locations in the United States, almost all of which are leased by the Company, and at approximately 5 foreign locations in both Eastern and Western Hemispheres.

  Insurance Services - Insurance Services operates from leased facilities in Houston, Texas and London, England covering approximately 130,000 square feet. Insurance Services also operates out of approximately 10 sales and services centers in the United States which are leased by the Company and 2 international locations in the Eastern Hemisphere.

  General Corporate - General Corporate operates from leased facilities in Dallas, Texas covering approximately 55,000 square feet. In addition, computer and data processing services are provided to the rest of the Company out of owned and leased facilities in Arlington, Texas covering approximately 85,000 and 36,000 square feet, respectively.

Item 3. Legal Proceedings.

  Information relating to various commitments and contingencies is described in
Note 14 to the financial statements of this Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

Item 4(A). Executive Officers of the Registrant.

  The following table indicates the names and ages of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

Name and Age              Offices Held and Term of Office
- ------------              -------------------------------

* Alan A. Baker
  (Age 61)                Chairman and Chief Executive Officer of Halliburton
                            Energy Services (formerly Energy Services Group), since September 1991
                          President of Energy Services Group, December 1989 to
                            September 1991
                          President of Halliburton Services (Division of the
                            Registrant), April 1987 to December 1989

  Jerry H. Blurton        Vice President - Finance, since September 1991
  (Age 49)                Vice President and Controller, October 1989 to
                            September 1991
                          Partner in international accounting firm of Deloitte
                            Haskins & Sells for more than 5 years

* Lester L. Coleman       Executive Vice President and General Counsel, since
  (Age 51)                  May 1993
                          President of Energy Services Group, September 1991 to
                            May 1993
                          Executive Vice President of Finance and Corporate
                            Development, January 1988 to September 1991

* Thomas H. Cruikshank    Director of Registrant, since May 1977
  (Age 62)                Chairman of the Board, since June 1989
                          Chief Executive Officer, since May 1983
                          President, November 1981 to June 1989

* Dale P. Jones           Director of Registrant, since December 1988
  (Age 57)                President, since June 1989
                          Executive Vice President - Oil Field Services,
                            November 1987 to June 1989

* Tommy E. Knight         President and Chief Executive Officer of Brown &
  (Age 55)                  Root, Inc., since May 1992
                          Executive Vice President - Operations of Brown &
                            Root, Inc, January 1990 to May 1992
                          Executive Vice President of Marine Group (business
                            unit of Brown & Root, Inc.), March 1986 to
                            January 1990

* Kenneth R. LeSuer       President and Chief Operating Officer of Halliburton
  (Age 58)                  Energy Services, since May 1993
                          President and Chief Executive Officer of Halliburton
                            Services, December 1989 to May 1993
                          President of Halliburton Reservoir Services,
                            September 1988 to December 1989

* W. Bernard Pieper       Vice Chairman, since May 1992
  (Age 62)                President and Chief Executive Officer of Brown &
                            Root, Inc. (Subsidiary of the Registrant), July 1990 to May 1992
                          President and Chief Operating Officer of Brown &
                            Root, Inc., January 1989 to July 1990
                          Senior Executive Vice President of Operations of
                            Brown & Root, Inc., July 1979 to January 1989

* Members of the Executive Committee of the registrant
There are no family relationships between the executive officers of the registrant.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

  The Company's common stock is traded on the New York Stock Exchange, the Toronto Stock Exchange, the Stock Exchange of London, and the Swiss Stock Exchanges at Zurich, Geneva, Basel and Lausanne. Information relating to market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 44 of this Annual Report. At December 31, 1993, there were approximately 18,677 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.

  Information relating to selected financial data is included on page 45 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 8 to 16 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

                                                                       Page No.
                                                                       --------
Responsibility for Financial Reporting                                    17
Report of Arthur Andersen & Co., Independent Public Accountants           18
Consolidated Statements of Income for the Years Ended
  December 31, 1993, 1992 and 1991                                        19
Consolidated Balance Sheets at December 31, 1993 and 1992                 20
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1992 and 1991                                        21
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1993, 1992 and 1991                            22

Notes to Financial Statements                                          23 to 43

Quarterly Data and Market Price Information                               44

The related financial statement schedules are included under Part IV, Item 14 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS ENVIRONMENT
  The business of the Company is significantly affected by worldwide expenditures of the energy industry.
  The operations of Halliburton Energy Services are impacted quickly by short-term increases and decreases in oil and natural gas development activities in major producing areas throughout the world. These development activities are sensitive to the legislative environment in the United States and other major countries, developments in the Middle East and the impact of these and other events on the pricing of oil and natural gas. During the latter part of 1993, the price of oil declined significantly due, in part, to excess supply worldwide. Reductions in the prices of oil and natural gas negatively impact the cash flows of the Company's customers which may cause customers to reduce expenditures for exploration and development until prices return to more economic levels. The reduction of oil prices may negatively impact the demand for the Company's energy services in 1994. However, activity in the United States for natural gas drilling has been strong and that should continue if current natural gas prices are sustained.
  The operations of Engineering and Construction Services are subject to longer-term economic trends in the United States and other major countries. The major factor is the capital spending plans for hydrocarbon processing of major oil, natural gas and chemical companies throughout the world. Other factors include the capital spending plans of the pulp and paper industry, environmental laws which require emission standards performance of existing and new facilities and governmental defense spending by the United States and especially by the United Kingdom. The worldwide economic slowdown has caused some existing and future capital spending plans to be deferred until economic factors improve and will likely have a negative impact on the near-term operating results of this group. Recent economic indicators show improvement in the United States economy and slow improvement in the economies of Europe. At the present rate of economic recovery, any significant impact on the operating results of Engineering and Construction Services is not expected until the latter part of 1995 or 1996.
  The operations of Insurance Services are impacted by the legislative environment in the United States and catastrophic events. The United States Congress is currently considering various healthcare plans, some of which may impact workers' compensation coverages which provided approximately 50% of earned premiums of Insurance Services in 1993.
  The Company operates in over 100 countries. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the diversification of these activities reduces the risk that loss of any one country's operations would be material to the conduct of its operations taken as a whole. Results of operations include operating income relating to work performed in Libya by foreign subsidiary companies of $44.7 million, $10.5 million and $8.0 million in 1993, 1992 and 1991, respectively. In December 1993 the United Nations imposed sanctions on certain transactions between its member nations and Libya. Foreign subsidiaries of the Company are continuing to work in Libya in compliance with these sanctions. Although implementation of the sanctions has caused delay in collection of receivables for such work, payment of such receivables is permitted under the sanctions and the Company expects payments to continue.

RESULTS OF OPERATIONS

Consolidated Highlights
  Revenues in 1993 were $6,350.8 million, a decrease of 3% from 1992 revenues of $6,565.9 million and a 10% decrease from 1991 revenues of $7,018.8 million. Energy Services revenues increased in 1993 compared to 1992 and 1991. Revenues from Engineering and Construction Services and Insurance Services declined from 1992 and 1991.
  Operating income in 1993 was a loss of $132.6 million, compared with an operating loss of $101.4 million in 1992 and operating income of $95.9 million in 1991. Excluding special items noted below, operating income in 1993 increased 28% over 1992 and 10% over 1991. Most of the increase in operating income, excluding special items, was from Energy Services.
  In 1993, the Company recognized a $301.8 million charge against Energy Services operating income ($263.8 million net of income taxes) to reflect the net realizable value of the Company's geophysical business which was disposed of in January 1994. See Note 18 to the consolidated financial statements. The Company also provided a $20.0 million charge in the fourth quarter of 1993 ($13.0 million net of income taxes) related to Energy Services non-geophysical employee severance costs. In addition, the Company also provided a $46.3 million charge in 1993 and a $21.0 million charge in 1992 ($33.9 million net of income taxes in 1993 and $17.4 million in 1992) related to claims loss reserves on its United Kingdom insurance business in each year and expenses for the suspension of underwriting activities in 1993 of the United Kingdom Insurance Services subsidiary. See Note 11 to the consolidated financial statements. See Note 17 to the financial statements for a description of special charges in 1992 and 1991, which provided for the cost of closing and consolidation of certain operating facilities; globalizing employee benefits and personnel reductions, relocations and associated employee benefit costs; technological obsolescence of certain inventories and equipment related to the introduction of new technologies; realignment of worldwide manufacturing capabilities; writedown of certain investments in operations which are no longer in the Company's long-term strategic interest; reduction in value of certain intangible assets; and other items primarily related to the cost of relocating equipment due to the above actions.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Operating income before
  special items                                   $    235.5       $    184.2       $    214.4
Loss on sale of geophysical
  business in 1994                                    (301.8)              -                -
Claim loss reserves and
  suspension of underwriting
  activities in the United Kingdom                     (46.3)           (21.0)              -
Employee severance costs                               (20.0)              -                -
Special charges                                           -            (264.6)          (118.5)
                                                  -----------      -----------      -----------
Operating income (loss)                           $   (132.6)      $   (101.4)      $     95.9
                                                  ===========      ===========      ===========

  Consolidated net income for 1993 was a loss of $161.0 million compared to a net loss of $137.3 million in 1992 and net income of $26.6 million in 1991. Excluding special items, net income would have been $102.9 million in 1993, $64.0 million in 1992 and $90.4 million in 1991.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Net income before
  special items                                   $    102.9       $     64.0       $     90.4
Loss on sale of geophysical
  business in 1994                                    (263.8)              -                -
Claim loss reserves and
  suspension of underwriting
  activities in the United Kingdom                     (33.9)           (17.4)              -
Employee severance costs                               (13.0)              -                -
Internal Revenue Service settlement                     40.4               -                -
Change in Federal income tax laws                        6.4               -                -
Special charges                                           -            (185.8)           (83.0)
Gain on sale of Health Economics
  Corporation                                             -               9.0               -
Interest on income tax refunds                            -               6.7             19.2
Changes in accounting methods                             -             (13.8)              -
                                                  -----------      -----------      -----------
Net income (loss)                                 $   (161.0)      $   (137.3)      $     26.6
                                                  ===========      ===========      ===========

  Net income per share in 1993 was a loss of $1.43, compared to a loss per share of $1.28 in 1992 and income per share of $.25 in 1991. Excluding the special items, net income per share would have been $.92 per share in 1993, $.59 in 1992 and $.85 in 1991.
  Excluding the special items noted above and the results of operations of the geophysical business sold in January 1994, revenues, operating income, net income and earnings per share would have been as follows:

Millions of dollars except per share data            1993             1992             1991
                                                  -----------      -----------      -----------
Revenues                                          $  5,946.4       $  6,096.2       $  6,507.0
                                                  ===========      ===========      ===========
Operating income                                  $    255.6       $    210.8       $    226.4
                                                  ===========      ===========      ===========
Net income                                        $    123.2       $     99.7       $    112.5
                                                  ===========      ===========      ===========
Earnings per share                                $      1.10      $      0.92      $      1.06
                                                  ===========      ===========      ===========

Energy Services
  In the latter part of 1991 and throughout 1992, a number of the Company's major customers began reducing the size and spending plans of their United States operations and moving into markets in other countries. In 1993, however, some of the Company's major customers increased spending plans in their United States operations with corresponding decreases in other spending plans, due primarily to the incentive of higher sustained natural gas prices. In addition, throughout this period, Energy Services has experienced an increased demand from its customers for packaged services and products. These packaged services and products relate to all phases of oil and natural gas exploration and development, from the initial exploration, throughout production, and to the retirement of the wells.
  In response to evolving customer demands and the desire to deliver services and products more focused on the specific needs of its customers in each geographical area, Energy Services, in 1993, reorganized the ten separate business units that constituted the Company's Energy Services segment into a single division of Halliburton Company named Halliburton Energy Services. The new organization provides a broad range of services and products used for the exploration, development and production of oil and natural gas. Managerial control of these services and products is provided by regional offices responsible for five geographic regions of the world, plus an additional group that focuses on emerging opportunities in the former Soviet Union and in China.
  Revenues in 1993 were $2,953.4 million, an increase of 8% from 1992 revenues of $2,726.3 million and a slight increase from 1991 revenues of $2,939.0 million. Approximately one-half of the increase over 1992 was from the acquisition of the drilling systems business in 1993.
  After falling to a post-World War II low in the first part of 1992, the United States average rotary rig count increased 5% in 1993 over 1992, but was still 13% below the 1991 level. The increase in the average rotary rig count favorably impacted United States revenues, which increased 22% in 1993 over 1992, but declined by 3% from 1991. In addition, higher levels of completion activity were experienced in the early part of 1993 on wells drilled prior to the December 31, 1992 expiration of section 29 tight sands gas tax credits. Revenues per average rotary rig in the United States, excluding the geophysical operations, increased by 15% in 1993 over 1992 and by 12% over 1991.
  The average United States rotary rig count is normally affected by seasonal declines early in the year. However, lower oil prices may reduce the number of working rotary rigs in 1994 below 1993 levels. The impact of lower oil prices may be mitigated by higher natural gas prices and an increase in the number of offshore rotary rigs. Offshore rotary rigs tend to be committed for longer-term periods than land-based rotary rigs.
  The average rotary rig count outside the United States increased 1% in 1993 compared to 1992 after four straight years of decline. This reversal of the trend was primarily due to the significant increase in the Canadian rig count as a result of higher sustained natural gas prices. There were declines in rig activity in Latin America, the North Sea and Africa. Energy Services experienced pricing pressures in the declining regions due to increased competition for the available business. Overall, 1993 revenues outside the United States were the same level as 1992, but 3% above 1991 revenues.
Revenues per average rotary rig, excluding the geophysical operations, increased in 1993 by 6% over 1992 and 20% over 1991.
  Operating income in 1993 was a loss of $147.7 million, compared to a loss of $63.6 million in 1992 and income of $36.1 million in 1991. Excluding special items, operating income would have been $174.1 million in 1993, $118.4 million in 1992 and $154.6 million in 1991.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Operating income before
  special items                                   $    174.1       $    118.4       $    154.6
Loss on sale of geophysical
  business in 1994                                    (301.8)              -                -
Employee severance costs                               (20.0)              -                -
Special charges                                           -            (182.0)          (118.5)
                                                  -----------      -----------      -----------
Operating income (loss)                           $   (147.7)      $    (63.6)      $     36.1
                                                  ===========      ===========      ===========

  The increase in 1993 operating income, excluding special items, is due primarily to increased United States business activities, partially offset by declines in profit margins related to industry overcapacity in other countries. Operating income, excluding special items, includes operating losses from the geophysical business of $20.1 million in 1993 compared to $26.6 million in 1992 and $12.0 million in 1991. Operating income in 1993 also includes $31.0 million resulting from a combination of ongoing operations and improved collections on work performed in Libya by foreign subsidiaries of the Company, compared to $10.5 million in 1992 and $4.8 million in 1991.

Engineering and Construction Services
  Revenues were $3,140.7 million in 1993, a decrease of 12% from 1992 revenues of $3,563.7 million and a 16% decrease from 1991 revenues of $3,728.0 million.
  United States revenues in 1993 declined 14% from 1992 and 17% from 1991 as a result of the continuing economic slowdown. Most of the decrease in 1993 was due to the reduction of available engineering and construction work on downstream energy and forest products related projects. There were increases in revenues for all three years for environmental consulting.
  The decrease of available engineering work on future projects in 1993 is an indication of slow engineering and construction activity in the near-term in the United States. There was some evidence in 1993 of a slowly improving United States economy. However, many industrial customers continue to defer some spending plans for expansion and overhaul of existing facilities until sustained growth in the economy stimulates sufficient demand. Two areas that may increase available engineering work in the United States would be infrastructure reinvestment and compliance of existing industrial facilities with environmental emission standards.
  Revenues from engineering and construction projects outside the United States in 1993 decreased by 7% from 1992 and by 14% from 1991. The decrease in revenues in 1993 is due primarily to uncertainty in long-term oil prices and United Kingdom tax policies on North Sea development activity and the completion of several large oil and gas construction contracts in the Middle East in 1991, partially offset by the award of additional long-term privatization service agreements internationally.
  Operating income was $79.3 million, compared with a loss of $12.0 million in 1992 and income of $73.7 million in 1991. Excluding special items, operating income would have been $79.3 million in 1993, $70.6 million in 1992 and $73.7 million in 1991.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Operating income before
  special items                                   $     79.3       $     70.6       $     73.7
Special charges                                           -             (82.6)              -
                                                  -----------      -----------      -----------
Operating income (loss)                           $     79.3       $    (12.0)      $     73.7
                                                  ===========      ===========      ===========

  Operating income in 1993 includes profits from a major gas compressor station project in Asia Pacific, support services for relief efforts in Somalia and construction of a gas pipeline in the North Sea. Increased operating income outside the United States in 1993 was partially offset by reduced profit margins on lower United States activity levels. Operating income in 1992 includes losses on an environmental services contract completed in California, partially offset by higher marine activities in Europe and government munitions clean up and damage assessment in Saudi Arabia and Kuwait. Included in 1991 is an $18.7 million loss provision relating to an oil and gas facility contract in the Middle East. Operating income includes income of $13.7 million in 1993 resulting primarily from improved collections on work performed in Libya by foreign subsidiaries of the Company.
  The backlog of unfilled firm orders on engineering and construction projects was down 6% in 1993 from 1992. Backlog may not be a reliable indicator of future profitability or activity levels due to the duration of many projects and the complexity of various contract terms. Management expects overall Engineering and Construction Services' revenues in 1994 to be slightly higher than 1993, but aggregate operating margins will be difficult to maintain.

Insurance Services
  The Company announced in July 1992, that it would pursue divestiture of its wholly owned Highlands Insurance Company subsidiary and its related companies (Highlands). The Company concluded its effort to sell Highlands without securing a satisfactory transaction. The Company is now concentrating on improving the financial results of Highlands' operations.
  Revenues were $256.7 million in 1993, a decrease of 7% from 1992 revenues of $275.9 million, and a 27% decrease from 1991 revenues of $351.8 million. The reduced revenues in 1992 are primarily the result of a stop loss reinsurance agreement executed in 1992.
  Insurance Services had an operating loss of $42.2 million in 1993 compared with a loss in 1992 of $4.8 million and income in 1991 of $7.9 million. Excluding provisions for claim loss reserves on United Kingdom business and suspension of underwriting activities in the United Kingdom, operating income would have been $4.1 million in 1993, $16.2 million in 1992 and $7.9 million in 1991. The decrease in operating income is due primarily to losses on discontinued lines of businesses and additional loss development relating to Hurricane Andrew, the World Trade Center bombing and winter storms in the northeast. These losses were partially offset by a refund from the Texas Workers' Compensation Assigned Risk Pool and premium adjustments. Investment income was lower in 1993 due primarily to lower yields on available investments and reductions in invested balances along with the realization in 1992 of gains from the sale of certain investments.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Operating income before
  special items                                   $      4.1       $     16.2       $      7.9
Claim loss reserves and
  suspension of underwriting
  activities in the United Kingdom                     (46.3)           (21.0)              -
                                                  -----------      -----------      -----------
Operating income (loss)                           $    (42.2)      $     (4.8)      $      7.9
                                                  ===========      ===========      ===========

  The Company's insurance subsidiaries have numerous reinsurance agreements with other insurance companies. See Note 11 to the financial statements.
  Prior to June 30, 1993, Highlands wrote property insurance (including homeowners) in Florida through a reinsurance facility under which it ceded 93.5% of this line of business to various reinsurance companies retaining 6.5% of the risk of such policies. In January 1993, Highlands was notified by its reinsurers that reinsurance would not be available for policies written or renewed after June 30, 1993. Highlands then withdrew from its property business in Florida in accordance with Florida's withdrawal statute and rules. In May 1993, Florida enacted a moratorium law which the Florida Department of Insurance (DOI) has construed as revoking Highlands' ability to non-renew homeowners policies as a means of effecting such withdrawal. Highlands is contesting the applicability of the moratorium law to it and its withdrawal, the constitutionality of the moratorium law and a DOI order seeking to impose penalties and sanctions for certain notices of non-renewal issued by Highlands. In November 1993, the Florida legislature extended the moratorium for three years, allowed insurance companies to reduce the number of their homeowners policies by 5% per annum and established a catastrophe fund to reimburse insurance companies in the event of a hurricane or other catastrophe for 75% of losses in excess of two times annual property premiums written in the prior year. The protection offered by the catastrophe fund significantly reduces Highlands exposure to risk of hurricane related losses.

Nonoperating Items
  Interest income decreased in 1993 to $13.9 million from $42.0 million in 1992 and $62.3 million in 1991. Excluding interest on income tax refunds, interest income decreased in 1993 primarily due to lower interest rates available on invested cash and equivalents and lower levels of invested cash.

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Interest income before
  special items                                   $     13.9       $     29.2       $     33.2
Interest on income tax refunds                            -              12.8             29.1
                                                  -----------      -----------      -----------
Interest income                                   $     13.9       $     42.0       $     62.3
                                                  ===========      ===========      ===========

  Foreign currency losses in 1993 were $21.0 million compared with 1992 losses of $32.7 million and 1991 losses of $11.1 million. The losses relate primarily to various Latin American and African currency exposures in 1993 and to European, African and Latin American currency exposures in 1992. The Latin American and African currencies have been prohibitively expensive to hedge and losses there are likely to continue.
  Nonoperating income in 1992 includes a $13.6 million gain on sale of the Company's wholly owned healthcare cost management services company.
  Income taxes were reduced in 1993 by $40.4 million due to a settlement with the Internal Revenue Service relating to tax assessments for the 1980-1987 taxable years. See Note 7 to the financial statements. Income taxes were further reduced an additional $6.4 million in 1993 due to changes in Federal income tax laws.
  The effective income tax rates, excluding special items, for the years 1993, 1992 and 1991 were 43%, 48% and 49%, respectively. The effective income tax rates are negatively impacted by lower United States taxable earnings, shifts of profitable activities to foreign countries with higher effective income tax rates, and the occurrence of losses in certain countries where these losses could not be fully deducted for tax purposes.
  The Company reviews the probable realizability of deferred tax assets and liabilities of each taxing jurisdiction utilizing historical and forecast information. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is statutorily prohibited or uncertain. Approximately 90% of the deferred tax assets at December 31, 1993 relates to United States Federal temporary differences. The Company believes it has sufficient taxable income in carryback years, future reversals of taxable temporary differences and anticipated future taxable income to utilize the future deductions represented in the deferred tax assets. In addition, the Company can implement certain tax planning strategies to accelerate taxable amounts to utilize any expiring carryforwards not offset by a valuation allowance.
  The Company changed its methods of accounting for income taxes and
postretirement benefits other than pensions in 1992.   See Notes 7 and 16 to
the financial statements for a description of changes in accounting methods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company ended the year 1993 with cash and equivalents of $48.8 million, a decrease of $184.5 million from 1992 and a decrease of $82.8 million from 1991. Excluding cash and equivalents of Insurance Services, which are restricted from general corporate purposes unless paid to the parent as a dividend, cash and equivalents at the end of the year 1993 were $7.5 million, a decrease of $138.9 million from 1992 and a decrease of $69.5 million from 1991.
  The Company will benefit from the sale of the geophysical business not only from the proceeds of the sale but also by eliminating a source of historically negative cash flows and operating results.
  The Company received $100 million cash in January 1994 as proceeds of sale of the geophysical business and will make payments of approximately $50 million during 1994 on a note issued in connection with the sale in the amount of $73.8 million. The Company also received notes of $90.0 million, which it intends to convert to cash in 1994. These net cash flows may increase or decrease due to additional asset sales and settlements of certain lease and employee obligations retained by the Company.
  Over the past three years, the geophysical business used cash of $106.0 million in 1993, $57.1 million in 1992 and $56.7 million in 1991. Most of the cash was used for acquisitions of new equipment for land and marine seismic activities and the acquisition of proprietary seismic data information to be licensed or sold. This cash outflow includes capital expenditures over the past three years of $51.3 million in 1993, $32.0 million in 1992 and $30.8 million in 1991 and expenditures for the acquisition of proprietary seismic data information, which was included in other investing activities, of $38.7 million in 1993, $38.2 million in 1992 and $60.9 million in 1991.

Operating Activities
  Cash flows from operating activities in 1993 were $243.1 million, down from $381.6 million in 1992 and $286.2 million in 1991. Cash flows from operating activities in 1993, excluding Insurance Services, were $269.6 million, down from $435.0 million in 1992 and $286.3 million in 1991. The decrease in cash flows from operating activities in 1993 is due primarily to increases in accounts receivable related to increased revenues from services provided by Energy Services and smaller cash distributions from unconsolidated Engineering and Construction Services companies.

Investing Activities
  Acquisitions of property, plant and equipment were $246.9 million in 1993, down from $315.9 million in 1992 and $425.9 million in 1991. The reduction in the Company's expenditures for property, plant and equipment in 1993 reflects, in part, Energy Services optimizing resources to support the most profitable product lines and geographical regions, while targeting other product lines and geographic regions for strategic positioning in the future. The Company anticipates higher expenditures for property, plant and equipment in 1994, unless market conditions deteriorate significantly. The Company believes that current levels of expenditures for property, plant and equipment related to Energy Services, while reduced from historical levels, are adequate to support current and anticipated replacement requirements.
  Most capital expenditures are for Energy Services. These expenditures are primarily to add equipment specialized for certain locations, to respond to new business opportunities and to replace or upgrade existing equipment. Engineering and Construction Services generally requires capital equipment for specific contract needs. Insurance Services and general corporate requirements are not significant.
  Receipts from sales of property, plant and equipment were $29.9 million in 1993, down from $47.9 million in 1992, but up from $29.5 million in 1991.
  Payments made for acquisitions of businesses, net of cash acquired, were $26.7 million in 1993, $15.7 million in 1992 and $23.0 million in 1991. The Company also received cash of $21.7 million in 1992. See Note 18 to the financial statements for a description of the Company's acquisitions and dispositions.
  The Company had net payments for purchases of marketable securities in 1993 of $17.0 million, compared to net sales or maturities of $211.5 million in 1992 and payments for purchases of marketable securities of $115.4 million in 1991. The net payments in 1993 are primarily due to investment activities by Insurance Services. The net receipts for 1992 are primarily due to the maturities of the Company's investment of cash available for general corporate use in short-term securities which, at the time of purchase had maturities in excess of 90 days. The 1991 net payments are primarily due to the initial purchase of those same short-term investments.
  Other investing activities were $81.8 million in 1993, down from $88.0 million in 1992 but up from $72.3 million in 1991. Other investing activities include investments in inventories of proprietary information to be licensed or sold, such as seismic data, video training course materials, and computer software.

Financing Activities
  Long-term debt was $623.9 million at the end of 1993, compared to $656.7 million at the end of 1992 and $653.2 million at the end of 1991. In 1993 the Company redeemed $56.5 million principal amount of its debentures. The Company also issued $42 million of short-term debt in the fourth quarter of 1992, which was refinanced as long-term debt in 1993. In addition, in 1992 the Company redeemed $55.8 million principal amount of its debentures. During 1991, the Company issued two series of debentures which raised approximately $490 million in cash, and repaid $54.0 million principal amount of its debentures. See Note 8 to the financial statements for information about the two series of debentures. Proceeds from the debt issues were used to supplement cash flow from operations, which was impacted by increases in accounts receivable and inventory in late 1990 and 1991, and for acquisitions of property, plant and equipment. Total debt was 27%, 26% and 23% of total capitalization at the end of 1993, 1992 and 1991, respectively.
  Each holder of the Company's zero coupon convertible subordinated debentures has the option to require the Company to purchase the debentures on March 13, 1996 for a purchase price equal to the issue price plus accrued original issue discount to date of purchase. Under the current market conditions, redemption of the debentures by each holder would be likely.
  See Note 8 to the financial statements regarding the Company's various short-term lines of credit.
  In July 1993, the Company filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of the Company's debt securities with an aggregate initial public offering price not to exceed $500 million. The Company may offer and sell from time-to-time one or more series of its debt securities on terms to be determined at the time of the offering.
  The Company has sufficient ability to borrow additional short-term and long-term funds if necessary. Management anticipates that an additional $24 million of debentures will be repaid during 1994.
  In 1993, in connection with the acquisition of Smith International Inc.'s Directional Drilling Systems and Services business, the Company issued 6,857,000 shares of Common Stock previously held as treasury stock. See Note 18 to the financial statements.

ENVIRONMENTAL MATTERS

  The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. See Note 14 to the financial statements for a description of these two sites and a further discussion of the possible impact on the results of operations and the financial condition of the Company.

EXPORT MATTERS

  See Note 14 to the financial statements concerning certain export and export related matters, including a United States government investigation of exports and re-exports by a former subsidiary of the Company.

RESPONSIBILITY FOR FINANCIAL REPORTING

  Halliburton Company is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgements and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
  The financial statements have been audited by the independent accounting firm, Arthur Andersen & Co., which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board. The Company believes that all representations made to the independent auditors during their audit were valid and appropriate.
  The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
  There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of financial reporting. Furthermore, the effectiveness of an internal control system can change with circumstances.
  The Company assessed its internal control system as of December 31, 1993 in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 1993, its system of internal control over financial reporting met those criteria in all significant respects.



    (Thomas H. Cruikshank)                  (Jerry H. Blurton)
     Thomas H. Cruikshank                    Jerry H. Blurton
    Chairman of the Board                    Vice President-
 and Chief Executive Officer                      Finance


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors,
Halliburton Company:

  We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of Halliburton Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
  As discussed in Notes 2 and 11 to the financial statements, as required by generally accepted accounting principles, the Company changed its methods of accounting for certain investments in debt and equity securities and reinsurance of short-duration and long-duration contracts effective December 31, 1993 and January 1, 1993, respectively. In addition, as discussed in Notes 7 and 16 to the financial statements, as required by generally accepted accounting principles, the Company changed its methods of accounting for income taxes and accounting for postretirement benefits, respectively, effective January 1, 1992.



(Arthur Andersen & Co.)
 ARTHUR ANDERSEN & CO.
 Dallas, Texas
 February 4, 1994

Consolidated Statements of Income
Years ended December 31
Millions of dollars and shares
  except per share data                              1993             1992             1991
                                                  -----------      -----------      -----------
Revenues                                          $  6,350.8       $  6,565.9       $  7,018.8
Operating costs and expenses:
  Cost of revenues                                   6,265.0          6,383.6          6,671.9
  General and administrative                           218.4            283.7            251.0
                                                  -----------      -----------      -----------
    Total operating costs and expenses               6,483.4          6,667.3          6,922.9
                                                  -----------      -----------      -----------
Operating income (loss)                               (132.6)          (101.4)            95.9
Interest expense                                       (50.1)           (53.6)           (53.3)
Interest income                                         13.9             42.0             62.3
Foreign currency losses                                (21.0)           (32.7)           (11.1)
Gain on sale                                              -              13.6               -
Other nonoperating income (losses), net                  0.7              0.8             (0.8)
                                                  -----------      -----------      -----------
Income (loss) before income taxes, minority
  interest and changes in accounting methods          (189.1)          (131.3)            93.0
Benefit (provision) for income taxes                    26.6              6.1            (63.8)
Minority interest in net (income) loss
  of consolidated subsidiaries                           1.5              1.7             (2.6)
                                                  -----------      -----------      -----------
Income (loss) before changes
  in accounting methods                               (161.0)          (123.5)            26.6
Cumulative effect of changes
  in accounting methods                                   -             (13.8)              -
                                                  -----------      -----------      -----------
Net income (loss)                                 $   (161.0)      $   (137.3)      $     26.6
                                                  ===========      ===========      ===========

Income (loss) per share
  Before changes in accounting methods            $     (1.43)     $     (1.15)     $      0.25
  Changes in accounting methods                           -              (0.13)             -
  Net income (loss)                                     (1.43)           (1.28)            0.25
  Average common shares outstanding                    112.5            107.1            106.9



See notes to financial statements.


Consolidated Balance Sheets
December 31
Millions of dollars and shares                       1993             1992
                                                  -----------      -----------
Assets

Cash and equivalents                              $     48.8       $    233.3
                                                  -----------      -----------
Investments:
  Available-for-sale                                   182.5               -
  Held-to-maturity                                     474.0               -
  Other investments                                       -             624.8
                                                  -----------      -----------
    Total investments                                  656.5            624.8
                                                  -----------      -----------
Receivables:
  Notes and accounts receivable (less allowance
    for bad debts of $32.7 and $39.9)                1,304.2          1,404.1
  Unbilled work on uncompleted contracts               180.4            198.9
  Refundable Federal income taxes                       71.5               -
                                                  -----------      -----------
    Total receivables                                1,556.1          1,603.0
                                                  -----------      -----------
Inventories                                            369.0            372.2
Reinsurance recoverables (less allowance
  for losses of $11.5 and $11.7)                       653.5            858.6
Property, plant and equipment, at cost               3,675.9          3,691.2
  Less accumulated depreciation                      2,523.1          2,493.6
                                                  -----------      -----------
    Net property, plant and equipment                1,152.8          1,197.6
                                                  -----------      -----------
Equity in and advances to related companies             86.0             86.5
Excess of cost over net assets acquired (net of
  accumulated amortization of $75.9 and $40.0)         219.2            121.4
Deferred income taxes                                  199.5            160.8
Assets held for sale                                   219.7               -
Other assets                                           242.0            307.4
                                                  -----------      -----------
      Total assets                                $  5,403.1       $  5,565.6
                                                  ===========      ===========

Liabilities and Shareholders' Equity
Accounts payable                                  $    297.4       $    372.0
Accrued employee compensation and benefits             437.0            379.6
Advance billings on uncompleted contracts              153.9            157.0
Income taxes payable                                    60.1             42.0
Short-term notes payable                                92.0              0.7
Unearned insurance premiums                             53.5             65.5
Reserves for insurance losses and claims             1,131.7          1,333.3
Long-term debt                                         623.9            656.7
Other liabilities                                      662.4            639.6
Minority interest in consolidated subsidiaries           3.5             11.9
                                                  -----------      -----------
    Total liabilities                                3,515.4          3,658.3
                                                  -----------      -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $2.50 per share
    --- authorized 200.0 shares,
    issued 119.2 and 119.3 shares                      298.0            298.1
  Paid-in capital in excess of par value               199.8            138.8
  Cumulative translation adjustment                    (24.8)           (15.6)
  Net unrealized gains on investments                    9.3              1.8
  Retained earnings                                  1,573.5          1,846.7
                                                  -----------      -----------
                                                     2,055.8          2,269.8
  Less 5.1 and 12.1 shares
    treasury stock, at cost                            168.1            362.5
                                                  -----------      -----------
    Total shareholders' equity                       1,887.7          1,907.3
                                                  -----------      -----------
    Total liabilities and shareholders' equity    $  5,403.1       $  5,565.6
                                                  ===========      ===========



See notes to financial statements.

Consolidated Statements of Cash Flows
Years ended December 31
Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Cash flows from operating activities
  Net income (loss)                               $   (161.0)      $   (137.3)      $     26.6
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                      452.0            360.0            294.5
    Benefit for deferred income taxes                  (17.5)           (67.0)           (23.6)
    Appreciation of zero coupon bonds                   20.3             19.2             14.6
    Distributions from (advances to)
      related companies, net of equity
      in (earnings) or losses                            4.7             64.9             11.5
    Changes in accounting methods                         -              13.8               -
    Other non-cash items                                11.5            (22.1)             9.5
    Other changes, net of non-cash items
        Receivables                                    (40.9)           108.1            (43.3)
        Inventories                                      1.9            103.2             (4.8)
        Insurance loss reserves, net of
          reinsurance recoverables                       3.5            (62.0)            50.4
        Accounts payable and other                     (31.4)             0.8            (49.2)
                                                  -----------      -----------      -----------
  Total cash flows from operating activities           243.1            381.6            286.2
                                                  -----------      -----------      -----------
Cash flows from investing activities
  Payments for purchases of property,
    plant and equipment                               (246.9)          (315.9)          (425.9)
  Receipts from sales of property,
    plant and equipment                                 29.9             47.9             29.5
  Payments for acquisitions of businesses,
    net of cash acquired                               (26.7)           (15.7)           (23.0)
  Receipts from dispositions of businesses,
    net of cash disposed                                  -              21.7              0.1
  Payments for purchase of marketable investments     (192.5)           (79.1)          (375.6)
  Receipts from sales or maturities of
    marketable investments                             175.5            290.6            260.2
  Other investing activities                           (81.8)           (88.0)           (72.3)
                                                  -----------      -----------      -----------
  Total cash flows from investing activities          (342.5)          (138.5)          (607.0)
                                                  -----------      -----------      -----------
Cash flows from financing activities
  Proceeds from long-term borrowings                      -              42.0            495.1
  Payments on long-term borrowings                     (57.1)           (57.8)           (54.0)
  Net borrowings (payments) of short-term debt          91.3            (10.3)             2.5
  Payments to re-acquire common stock,
    net of issues                                       (1.0)            (0.5)            (0.6)
  Payments of dividends to shareholders               (112.2)          (107.3)          (106.8)
  Other financing activities                            (2.0)            (1.9)            (6.9)
                                                  -----------      -----------      -----------
  Total cash flows from financing activities           (81.0)          (135.8)           329.3
                                                  -----------      -----------      -----------
Effect of exchange rate changes on cash                 (4.1)            (5.6)            (0.3)
                                                  -----------      -----------      -----------
Increase (decrease) in cash and equivalents           (184.5)           101.7              8.2
Cash and equivalents at beginning of year              233.3            131.6            123.4
                                                  -----------      -----------      -----------
Cash and equivalents at end of year               $     48.8       $    233.3       $    131.6
                                                  ===========      ===========      ===========

Supplemental disclosure of cash flow information
  Cash payments during the period for:
    Interest                                      $     31.2       $     32.8       $     31.8
    Income taxes                                        56.7             78.5             92.9

  Non-cash investing and financing activities:
    Liabilities assumed in
      acquisitions of businesses                  $     20.8       $     36.4       $     86.9
    Liabilities disposed of in
      dispositions of businesses                         3.8              1.9               -



See notes to financial statements.

Consolidated Statements of Shareholders' Equity
Years ended December 31
Millions of dollars except share data                1993             1992             1991
                                                  -----------      -----------      -----------
Common stock (number of shares):
  Balance at beginning of year                    119,251,366      119,280,618      119,297,232
  Shares issued (forfeited) under
    restricted stock plan, net                        (43,370)         (29,252)         (16,614)
                                                  -----------      -----------      -----------
  Balance at end of year                          119,207,996      119,251,366      119,280,618
                                                  ===========      ===========      ===========

Common stock (dollars):
  Balance at beginning of year                    $    298.1       $    298.2       $    298.3
  Shares issued (forfeited) under
    restricted stock plan, net                          (0.1)            (0.1)            (0.1)
                                                  -----------      -----------      -----------
  Balance at end of year                          $    298.0       $    298.1       $    298.2
                                                  ===========      ===========      ===========

Paid-in capital in excess of par value:
  Balance at beginning of year                    $    138.8       $    136.4       $    130.6
  Shares issued for the acquisition
    of drilling systems business                        55.8               -                -
  Shares issued (forfeited) under
    restricted stock plan, net                           5.2              2.4              5.8
                                                  -----------      -----------      -----------
  Balance at end of year                          $    199.8       $    138.8       $    136.4
                                                  ===========      ===========      ===========

Cumulative translation adjustment:
  Balance at beginning of year                    $    (15.6)      $      5.0       $     19.0
  Net change (net of tax of $3.6 million
    in 1993, $5.2 million in 1992 and
    $6.4 million in 1991)                               (9.2)           (20.6)           (14.0)
                                                  -----------      -----------      -----------
  Balance at end of year                          $    (24.8)      $    (15.6)      $      5.0
                                                  ===========      ===========      ===========

Net unrealized gains (losses) on investments:
  Balance at beginning of year                    $      1.8       $      1.5       $      0.2
  Net change                                             7.5              0.3              1.3
                                                  -----------      -----------      -----------
  Balance at end of year                          $      9.3       $      1.8       $      1.5
                                                  ===========      ===========      ===========

Retained earnings:
  Balance at beginning of year                    $  1,846.7       $  2,091.3       $  2,171.5
  Net income (loss)                                   (161.0)          (137.3)            26.6
  Cash dividends paid ($1.00 per share)               (112.2)          (107.3)          (106.8)
                                                  -----------      -----------      -----------
  Balance at end of year                          $  1,573.5       $  1,846.7       $  2,091.3
                                                  ===========      ===========      ===========

Treasury stock (number of shares):
  Balance at beginning of year                     12,118,663       12,332,609       12,527,834
  Shares (issued) for the acquisition
    of drilling systems business                   (6,857,000)             -                -
  Shares (issued) forfeited under
    restricted stock plan, net                       (249,400)        (230,400)        (208,300)
  Purchase of common stock                            107,035           16,454           13,075
                                                  -----------      -----------      -----------
  Balance at end of year                            5,119,298       12,118,663       12,332,609
                                                  ===========      ===========      ===========

Treasury stock (dollars):
  Balance at beginning of year                    $    362.5       $    367.8       $    372.7
  Shares (issued) for the acquisition
    of drilling systems business                      (191.2)              -                -
  Shares (issued) forfeited under
    restricted stock plan, net                          (6.2)            (5.8)            (5.5)
  Purchase of common stock                               3.0              0.5              0.6
                                                  -----------      -----------      -----------
  Balance at end of year                          $    168.1       $    362.5       $    367.8
                                                  ===========      ===========      ===========



See notes to financial statements.

Note 1.  Significant Accounting Policies
Principles of Consolidation.
  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20 percent ownership and does not have management control are accounted for on the equity method. Certain prior year amounts including cost of revenues and general and administrative expenses have been reclassified to conform with the current organizational structure of the Company.
Cash Equivalents.
  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Investments.
  In 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), which requires the classification of debt and equity securities into the following categories: held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are measured at amortized cost. This classification is based upon the Company's intent and ability to hold these securities to full maturity. Investments classified as available-for-sale or trading are measured at fair value at the balance sheets dates. Unrealized gains and losses for available-for-sale investments are reported as a separate component of shareholders' equity.
  Investments primarily relate to the activities of the Company's insurance subsidiaries, and consist of commercial paper, bonds and equity securities. Prior to 1993 bonds were carried at amortized cost and equity securities were carried at quoted market. The difference between quoted market and cost was credited or charged to shareholders' equity as unrealized gains or losses on investments.
Reinsurance Recoverables.
  In 1993, the Company adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (SFAS 113) which requires reinsurance receivables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums to be classified as assets. Amounts recoverable from reinsurers are estimated consistent with the determination of the claim liability associated with the reinsured policy.
Inventories.
  Inventories are stated at cost which is not in excess of market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. About one-half of all sales items (including related work in process and raw materials) are valued on a last-in, first-out (LIFO) basis. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
Depreciation and Maintenance.
  Depreciation for financial reporting purposes is provided primarily on the straight-line method over the estimated useful lives of the assets.
Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.
Excess of Cost Over Net Assets Acquired.
  The excess of cost over the fair value of net assets acquired is generally amortized on the straight-line basis over periods not exceeding 40 years.
Income Taxes.
  In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Prior to 1992, the provision for income taxes was based upon the differences between the statement of income for financial reporting and the taxes computed and taxes payable under applicable statutes.
Reserves for Insurance Losses and Claims and Unearned Premiums.
  The reserves for insurance losses and claims include estimates of amounts required to settle losses incurred but not reported. Changes in estimates and differences between estimates and ultimate payments are reflected in income in the period in which such changes and differences become known. Unearned premiums are determined by prorating policy premiums over the terms of the policies.
Revenues and Income Recognition.
  The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall business intent of the particular business operation. Revenues from construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. All known or anticipated losses on any contracts are provided for currently. Claims for additional compensation are recognized during the period such claims are resolved.
Foreign Currency Translation.
  The Company's primary functional currency is the U.S. dollar. Most foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. The remaining entities use the local currency as the functional currency and translate net assets at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative translation adjustment".
Income Per Share.
  Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

Note 2.  Investments
  In 1993, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments, which are primarily held by the Company's insurance subsidiaries, at December 31, 1993 are as follows:

                                                                              Gross
                                                                            Unrealized
                                                   Amortized       ----------------------------         Fair
Millions of dollars                                   Cost            Gains           Losses            Value
                                                  -----------      -----------      -----------      -----------
Available-for-sale
  Bonds:
    States, municipalities and
      political subdivisions                      $     92.2       $      7.0       $       -        $     99.2
    Mortgage-backed obligations                          6.5              0.2              0.1              6.6
    Foreign governments                                  0.4               -                -               0.4
    All other corporate bonds                           33.9              2.4               -              36.3
                                                  -----------      -----------      -----------      -----------
                                                       133.0              9.6              0.1            142.5
  Preferred stocks                                      34.2              1.3              0.2             35.3
  Other investments                                      3.7              1.0               -               4.7
                                                  -----------      -----------      -----------      -----------
                                                  $    170.9       $     11.9       $      0.3       $    182.5
                                                  ===========      ===========      ===========      ===========

Held-to-maturity
  Bonds:
    United States government and
      government agencies                         $     29.6       $      0.3       $       -        $     29.9
    States, municipalities and
      political subdivisions                           276.5             16.5              0.1            292.9
    Texas Commerce Bank
      municipal bond fund                               23.9              2.1               -              26.0
    Mortgage-backed obligations                         82.5              0.2              0.1             82.6
    Foreign governments                                  0.6               -                -               0.6
    All other corporate bonds                           60.9              0.6              0.7             60.8
                                                  -----------      -----------      -----------      -----------
                                                  $    474.0       $     19.7       $      0.9       $    492.8
                                                  ===========      ===========      ===========      ===========

  The Company is not a trader in bonds and has classified investments into two categories: available-for-sale and held-to-maturity.
  Investments classified as held-to-maturity include bonds in which the Company has the ability and intent to hold until contractual maturity is reached.
  All other investments are classified as available-for-sale. These investments may be sold to fund liquidity requirements, assist in meeting regulatory capital requirements and other operating needs, as well as reflect a change in credit worthiness of the issuer.
  The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. No individual security issue exceeds 2% of total assets.
  Contractual maturities of bonds held at December 31, 1993 are as follows:

                                                   Amortized          Fair
Millions of dollars                                   Cost            Value
                                                  -----------      -----------
Available-for-sale
  Within one year                                 $     44.4       $     46.2
  After one year through five years                     28.2             30.5
  After five years through ten years                    16.7             18.9
  After ten years                                       37.2             40.3
  Mortgage-backed obligations                            6.5              6.6
                                                  -----------      -----------
                                                  $    133.0       $    142.5
                                                  ===========      ===========

Held-to-maturity
  Within one year                                 $     39.8       $     40.1
  After one year through five years                     98.2            105.0
  After five years through ten years                    72.9             76.9
  After ten years                                      156.7            162.2
  Mortgage-backed obligations                           82.5             82.6
  Texas Commerce Bank
    municipal bond fund                                 23.9             26.0
                                                  -----------      -----------
                                                  $    474.0       $    492.8
                                                  ===========      ===========

  Net unrealized gains and losses on investments available-for-sale included in shareholders' equity at December 31, 1993 were $9.3 million, net of income taxes of $2.3 million.

Note 3.  Receivables
  The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1993 include $36.3 million ($39.0 million at December 31, 1992) not currently due from customers in accordance with applicable retainage provisions of engineering and construction contracts. Of the December 31, 1993 amount, about $28.5 million is expected to be collected during 1994 and the remainder is due in subsequent years.
  Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month.

Note 4.  Inventories
  Consolidated inventories at December 31, 1993 and 1992 consist of the following:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Sales items                                       $     91.3       $     76.9
Supplies and parts                                     199.4            168.1
Work in process                                         41.1             49.6
Raw materials                                           37.2             77.6
                                                  -----------      -----------
          Total                                   $    369.0       $    372.2
                                                  ===========      ===========

  About one-half of all sales items (including related work in process and raw materials) are valued using the LIFO method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $37.0 million and $45.9 million higher than reported at December 31, 1993 and 1992, respectively.

Note 5.  Property, Plant and Equipment
  Major classes of fixed assets at December 31, 1993 and 1992 are as follows:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Land                                              $     47.9       $     62.8
Buildings and property improvements                    543.9            532.8
Machinery and equipment                              2,859.0          2,850.8
Other                                                  225.1            244.8
                                                  -----------      -----------
          Total                                   $  3,675.9       $  3,691.2
                                                  ===========      ===========

  Contractual obligations for construction and purchase of facilities and equipment at December 31, 1993 are approximately $203.5 million.

Note 6.  Related Companies
  The Company conducts some of its operations through various joint venture and other partnership forms which are principally accounted for on the equity method. Summarized financial statements for the combined jointly-owned operations which are not consolidated are as follows:

COMBINED OPERATING RESULTS
Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Revenues                                          $  1,772.5       $  1,774.9       $  1,986.2
                                                  ===========      ===========      ===========
Operating income                                  $    150.3       $     98.9       $    106.0
                                                  ===========      ===========      ===========
Net income                                        $    107.7       $     52.9       $     56.2
                                                  ===========      ===========      ===========

  Included in the Company's revenues for 1993, 1992 and 1991 are equity in income of related companies of $76.3 million, $40.5 million and $43.3 million, respectively.
  When the Company sells or transfers assets to an affiliated company that is accounted for on the equity basis and the affiliated company records the assets at fair value, the excess of the fair value of the assets over the Company's net book value is deferred and amortized over the expected lives of the assets. Deferred gains included in the Company's other liabilities were $22.8 million and $29.3 million at December 31, 1993 and 1992, respectively.

COMBINED FINANCIAL POSITION
Millions of dollars                                  1993             1992
                                                  -----------      -----------
Cash and equivalents                              $     50.3       $     60.9
Receivables                                            449.4            327.5
Inventories                                            150.4            115.6
Property, plant and equipment, net                     131.9            139.7
Other assets                                            23.6             16.0
                                                  -----------      -----------
                                                  $    805.6       $    659.7
                                                  ===========      ===========

Accounts payable                                  $    250.3       $    199.4
Accrued employee compensation and
  benefits                                              10.6             13.1
Income taxes payable                                    33.6             10.9
Long-term debt                                          46.0             34.1
Other liabilities                                      155.2            120.4
Shareholders' equity                                   309.9            281.8
                                                  -----------      -----------
                                                  $    805.6       $    659.7
                                                  ===========      ===========

Note 7.  Income Taxes
  In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which recognizes deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards for tax purposes. The cumulative impact of adoption of SFAS 109 was a benefit of $15.5 million, or 14 cents per share.
  The components of the benefit (provision) for income taxes are:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Current income taxes
  Federal                                         $     63.1       $     14.1       $    (14.2)
  Foreign                                              (47.8)           (72.4)           (73.7)
  State                                                 (6.2)            (2.6)             0.5
                                                  -----------      -----------      -----------
    Total                                                9.1            (60.9)           (87.4)
                                                  -----------      -----------      -----------
Deferred income taxes
  Federal                                               27.1             69.0             27.3
  Foreign and state                                     (9.6)            (2.0)            (3.7)
                                                  -----------      -----------      -----------
    Total                                               17.5             67.0             23.6
                                                  -----------      -----------      -----------
  Total                                           $     26.6       $      6.1       $    (63.8)
                                                  ===========      ===========      ===========

  Included in deferred income taxes are foreign tax credits of $28.3 million and $23.5 million in 1992 and 1991, respectively, and net operating loss carryforwards utilized of $9.1 million and $7.3 million in 1993 and 1992, respectively.
  The U.S. and foreign components of income (loss) before income taxes, minority interest and changes in accounting methods are as follows:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
U.S.                                              $   (134.3)      $   (126.1)      $      7.9
Foreign                                                (54.8)            (5.2)            85.1
                                                  -----------      -----------      -----------
    Total                                         $   (189.1)      $   (131.3)      $     93.0
                                                  ===========      ===========      ===========

  The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Gross deferred tax assets
  Employee benefit plans                          $     87.0       $     72.8
  Transition costs on sale of
    geophysical operations
    and special charges                                 67.2             45.7
  Insurance claim loss reserves                         58.2             58.2
  Intercompany profit                                   53.5             45.2
  Net operating loss carryforwards                      52.5             49.4
  Construction contract
    accounting methods                                  37.3             37.0
  Excess and obsolete inventory                         28.4             23.6
  All other                                            151.7            150.4
                                                  -----------      -----------
                                                       535.8            482.3
                                                  -----------      -----------
Gross deferred tax liabilities
  Depreciation and amortization                         60.9             68.0
  Capitalized and deferred
    development costs                                   28.0             25.2
  Unrepatriated foreign earnings                        27.9             41.0
  Safe harbor leases                                    14.8             24.1
  All other                                            117.3             94.0
                                                  -----------      -----------
                                                       248.9            252.3
                                                  -----------      -----------
Valuation allowances
  Net operating loss carryforwards                      33.5             39.5
  All other                                             53.9             29.7
                                                  -----------      -----------
                                                        87.4             69.2
                                                  -----------      -----------
Net deferred income tax asset                     $    199.5       $    160.8
                                                  ===========      ===========

  The Company has foreign tax credits which expire in 1997 of $14.0 million. Benefit (provision) for deferred taxes, which results from temporary differences between financial and tax reporting, in 1991 consisted of benefits of $15.7 million of accrual of special charges, $7.0 million of insurance loss reserves discounted for tax purposes, $2.9 million related to construction contract accounting methods, partially offset by provisions of $2.0 million for depreciation, inventory and other net items.
  The Company has net foreign operating loss carryforwards which expire as follows: 1994, $8.8 million; 1995, $9.1 million; 1996, $24.0 million; 1997,
$13.8 million; 1998 through 2003, $44.2 million; and indefinite, $54.9 million.
  Reconciliations between the actual benefit (provision) for income taxes and that computed by applying the U.S. statutory rate to income or loss before income taxes, minority interest and changes in accounting methods are as follows:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Benefit (provision) computed at
  statutory rate                                  $     66.2       $     44.6       $    (31.6)
Reductions (increases) in taxes
  resulting from:
  Loss on sale of geophysical
    operations                                         (66.5)              -                -
  Tax differentials on
    foreign earnings                                   (29.1)           (42.6)           (43.8)
  Nondeductible goodwill                                (1.2)            (4.2)            (1.5)
  State income taxes, net of
    Federal income tax benefit                          (6.2)            (3.2)            (0.7)
  Federal income tax refund                             40.4               -               9.1
  Nontaxable interest income                             9.0             12.3             10.2
  Change in Federal income tax laws                      6.4               -                -
  Other items, net                                       7.6             (0.8)            (5.5)
                                                  -----------      -----------      -----------
    Total                                         $     26.6       $      6.1       $    (63.8)
                                                  ===========      ===========      ===========

  During 1990 through 1993, the Company received notices from the Internal Revenue Service (IRS) asserting deficiencies in Federal corporate income taxes for the Company's 1980-1989 taxable years. Many of the more than 200 proposed separate adjustments to the Company's tax returns were settled in 1992 with no adverse impact to the Company's results of operations or financial position. In 1993, the Company reached a settlement with the IRS for the 1980-1987 taxable years. As a result of the settlement, as well as significant prepayments of taxes in prior years, the Company will receive a refund and net income is increased by $40.4 million in 1993. The Company believes the ultimate resolution of the asserted deficiencies for the 1988 and 1989 taxable years will result in no material adverse impact on the Company's consolidated results of operations or financial position.

Note 8.  Lines of Credit and Long-Term Debt
  The Company has short-term lines of credit totaling $445.0 million with several U.S. banks. No borrowings were outstanding at December 31, 1993 under these credit facilities. At December 31, 1993, $90.0 million of commercial paper and $2.0 million of other short-term debt were outstanding.
  Long-term debt at December 31, 1993 and 1992 consists of the following:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Zero coupon convertible subordinated
  debentures, $728.2 million due
  March 13, 2006                                  $    354.1       $    333.8
8.75% debentures due February 15, 2021                 200.0            200.0
10.2% debentures due June 1, 2005, to be
  redeemed in 1994                                      23.8             57.0
Term loan at LIBOR plus .45%, with
  annual installments of $10.5 million in
  1996 and 1997 and $21.0 million in 1998               42.0             42.0
9.25 % debentures due April 1, 2000                       -              19.8
7.95% debentures due December 1, 1995                     -               3.4
Other notes with varying interest rates                  4.0              0.7
                                                  -----------      -----------
  Total                                           $    623.9       $    656.7
                                                  ===========      ===========

  At December 31, 1993, the fair value of long-term debt, based upon quotes from brokers, was $662.0 million.
  On February 20, 1991, the Company issued $200.0 million of 8.75% debentures due February 15, 2021. There is no sinking fund applicable to the debentures and the debentures are not redeemable prior to maturity.
  On March 13, 1991, the Company received net proceeds of $294.0 million from issuance of $728.2 million principal amount at maturity of zero coupon convertible subordinated debentures due 2006. No periodic interest payments are to be made on the debentures. The issue price represents an annual yield to maturity of 6.00%. Each $1,000 principal amount at maturity debenture is convertible into 6.824 shares of Common Stock of the Company. Each debenture holder has the option to require the Company to purchase the debentures on March 13, 1996 and March 13, 2001 for a purchase price equal to the issue price of the debentures plus accrued original issue discount to the date of purchase, which amount may be paid by the Company in cash or shares of the Company's Common Stock. Five million shares of the Company's Common Stock have been reserved in the event of conversion and are presently antidilutive for earnings per share purposes. Since March 13, 1993 the debentures are redeemable for cash at any time at the option of the Company at redemption price equal to the issue price of the debentures plus accrued original issue discount to the date of redemption.
  Maturities of long-term debt are as follows: 1994, $26.4 million; 1995, $.4 million; 1996, $11.4 million; 1997, $10.6 million; and $21.1 million in 1998.

Note 9.  Common Stock
  In 1993, shareholders of the Company approved the 1993 Stock and Long-Term Incentive Plan (1993 Plan). The 1993 Plan provides for the grant of any or all of the following types of awards: (1) Stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan, 5.5 million shares of the Company's Common Stock were reserved for issuance to key employees. At December 31, 1993, 4.7 million shares were available for future grants. During 1993, grants for stock options were made for 327,000 shares and 371,500 shares at option prices per share of $40.25 and $30.50, respectively. All stock options are granted at fair market value of the Common Stock at the grant date and generally expire ten years from the grant date or three years after date of retirement, if earlier. Stock options vest over a three year period, with one-third of the shares becoming exercisable on each of the first three anniversaries of the grant date. None of the stock options were exercisable at December 31, 1993. In addition, 107,000 restricted shares were issued under the 1993 Plan.
  In 1993, shareholders of the Company also approved the Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan). Under the terms of the Restricted Stock Plan, each non-employee director receives an annual award of 200 restricted shares of Common Stock as a part of compensation. The Company reserved 50,000 shares of Common Stock for issuance to non-employee directors. At December 31, 1993, 48,200 shares were available for future issuance.
  Under the terms of the Company's career executive incentive stock plan adopted by the Company in 1969, 7.5 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1993, 6.1 million shares (net of .8 million shares forfeited) have been issued under the plan. No further grants will be made under the career executive incentive stock plan.
  Restricted shares issued under the 1993 Plan, Restricted Stock Plan and the career executive incentive stock plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 1993, the unamortized amount is $26.1 million.
  See Note 8 for other shares of Common Stock reserved for possible issuance.

Note 10.  Series A Junior Participating Preferred Stock
  In 1986, the Company declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of Common Stock, par value $2.50 per share (the Common Shares). The terms of the outstanding Rights were subsequently modified by the Company's Board of Directors as of February 15, 1990 (the Amended Rights Agreement). Pursuant to the Amended Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, without par value (the Preferred Shares), at an exercise price of $70, subject to certain antidilution adjustments. The Rights will not be exercisable or transferable apart from the Common Shares, until the tenth business day after a person or group (i) acquires 20% or more of the Common Shares or (ii) announces an intention to make a tender or exchange offer for 20% or more of the Common Shares. The Rights will not have any voting rights or be entitled to dividends. If, after the Rights become exercisable, the Company (i) merges into another entity, (ii) an acquiring entity merges into the Company and the Common Shares of the Company are exchanged for other securities or assets, or
(iii) the Company sells more than 50% of its assets or earning power, then each Right will entitle its holder to purchase, at the exercise price of the Right, that number of shares of common stock of the acquiring company having a current market value of two times the exercise price of the Right. Alternatively, if a holder acquires 20% or more of the Company's Common Shares, then each Right not owned by such acquiring person or group will entitle the holder to purchase, for the exercise price, the number of Common Shares, having a current market value of two times the exercise price of the Right. The Rights are redeemable at the Company's option for $.05 per Right at any time prior to the time that a person or group acquires beneficial ownership of 20% or more of the Common Shares. At any time after a person or group acquires 20% or more of the Common Shares, but prior to the time such acquiring person acquires 50% or more of the Common Shares, the Company's Board of Directors may redeem the Rights (other than those owned by the acquiring person), in whole or in part, by exchanging one Common Share for each two Common Shares for which a Right is then exercisable (subject to adjustment). The Rights will expire on the earlier to occur of (i) June 1, 1996, or (ii) the exchange or redemption of the Rights.

Note 11.  Insurance Subsidiaries
  The consolidated financial statements include property and casualty insurance subsidiaries and a health care management subsidiary sold effective September 30, 1992.
  Undistributed earnings of $200.0 million were restricted as to payment of dividends by the insurance subsidiaries at December 31, 1993.
  Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

COMBINED OPERATING RESULTS
Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Revenues
  Direct premiums                                 $    278.3       $    332.3       $    501.2
  Premiums assumed                                      83.9             89.4            108.9
  Premiums ceded                                      (102.0)          (165.5)          (158.6)
                                                  -----------      -----------      -----------
  Net earned premiums and
    agency income (1)                                  260.2            256.2            451.5
  Investment income                                     48.6             60.7             59.1
                                                  -----------      -----------      -----------
                                                       308.8            316.9            510.6
                                                  -----------      -----------      -----------
Operating costs and expenses
  Underwriting expenses                                463.9            963.7            960.5
  Reinsurance recoveries                              (127.2)          (657.2)          (473.3)
  Investment expenses                                    0.7              0.9              0.9
  General and administrative                            13.6             14.3             14.6
                                                  -----------      -----------      -----------
                                                       351.0            321.7            502.7
                                                  -----------      -----------      -----------
Operating income (loss)                                (42.2)            (4.8)             7.9
Foreign currency gains (losses)                         (0.3)            (5.3)             0.1
Nonoperating expense, net                                 -              (0.8)            (0.8)
                                                  -----------      -----------      -----------
Income (loss) before income taxes
  and changes in accounting methods                    (42.5)           (10.9)             7.2
Benefit (provision) for income taxes                    21.3             11.0              7.4
                                                  -----------      -----------      -----------
Income (loss) before changes in
  accounting methods                                   (21.2)             0.1             14.6
Cumulative effect of changes in
  accounting methods                                      -              (0.3)              -
                                                  -----------      -----------      -----------
Net income (loss)                                 $    (21.2)      $     (0.2)      $     14.6
                                                  ===========      ===========      ===========

  (1)
  Includes revenues received from other segments of the Company of $52.1 million, $41.0 million and $158.8 million in 1993, 1992 and 1991, respectively.

  Insurance Services written premiums are as follows:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Direct premiums                                   $    252.4       $    305.0       $    423.6
Premiums assumed                                        83.7             90.1            109.8
Premiums ceded                                         (92.7)          (159.0)          (154.8)
                                                  -----------      -----------      -----------
Net written premiums and
  agency income                                   $    243.4       $    236.1       $    378.6
                                                  ===========      ===========      ===========

COMBINED FINANCIAL POSITION
Millions of dollars                                  1993             1992
                                                  -----------      -----------
Assets
Cash and equivalents                              $     41.3       $     86.9
Investments:
  Available-for-sale                                   182.5               -
  Held-to-maturity                                     450.6               -
  Other investments                                       -             602.1
                                                  -----------      -----------
    Total investments                                  633.1            602.1
Notes and accounts receivables (2)                     266.8            271.5
Reinsurance recoverables (less allowance for
  losses of $11.5 and $11.7)                           653.5            858.6
Property, plant and equipment, at
  cost less accumulated depreciation
  of $7.1 and $6.2                                       3.3              3.3
Excess of cost over net assets acquired                  0.2              0.3
Other assets                                            15.3             13.2
                                                  -----------      -----------
                                                  $  1,613.5       $  1,835.9
                                                  ===========      ===========

Liabilities and Equity
Accounts payable                                  $     26.0       $     20.4
Accrued employee compensation and
  benefits                                               4.3              3.1
Income taxes payable                                   (14.3)            (4.8)
Unearned insurance premiums                             53.5             65.5
Reserves for insurance losses and claims (2)         1,210.7          1,407.8
Other liabilities                                       52.4             49.3
                                                  -----------      -----------
    Total liabilities                                1,332.6          1,541.3
Halliburton Company equity, adjusted for
  net unrealized gains of $9.3 and $1.8                280.9            294.6
                                                  -----------      -----------
                                                  $  1,613.5       $  1,835.9
                                                  ===========      ===========

  (2)
  Includes $79.0 million in 1993 and $74.5 million in 1992 relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

  A United Kingdom subsidiary of the Company suspended further underwriting activities due to unacceptable loss experience in recent years. The Company recognized a $46.3 million and a $21.0 million charge to operating income in 1993 and 1992, respectively, for additional claim loss reserves and for future administrative expenses of claims processing and other activities related to insurance coverage previously written in the United Kingdom. The subsidiary may resume underwriting activities in the future if market conditions improve.
  The Company's insurance subsidiaries have numerous reinsurance agreements with other insurance companies. To the extent that any reinsurance company is unable to meet its obligations under the reinsurance agreements, the Company's insurance subsidiaries would remain obligated.
  Total reinsurance recoverables primarily relate to ceded losses and incurred but not reported claims. Major reinsurers include American Re-Insurance Company, General Reinsurance Corporation and Cigna Property and Casualty Company with A.M. Best ratings of A+, A++ and A-, respectively.
  In 1993, the Company adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which requires reinsurance receivables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums to be classified as assets.

Note 12.  Business Segment Information
  The Company operates in three segments - Energy Services, Engineering and Construction Services, and Insurance Services. See Item 1. Business on page 2 for a description of each business segment.
  The Company's equity in income or losses of related companies is included in revenues and operating income of each applicable segment.
  Insurance Services revenues include $52.1 million, $41.0 million and $158.8 million in intersegment sales for the years ended December 31, 1993, 1992 and 1991, respectively. Intersegment revenues included in the revenues of the other business segments are immaterial. Sales between geographic areas and export sales are also immaterial.
  Depreciation and amortization expenses were increased in 1993 by the loss for the sale of the geophysical business in 1994 discussed in Note 18 by $128.9 million. In addition, depreciation and amortization expenses were increased in 1992 and 1991 by the special charges discussed in Note 17 as follows:

Millions of dollars                                  1992             1991
                                                  -----------      -----------
Energy services                                   $     62.1       $     12.5
Engineering and construction services                   12.0               -
                                                  -----------      -----------
                                                  $     74.1       $     12.5
                                                  ===========      ===========

General corporate assets are primarily comprised of cash and equivalents and certain other investments.

OPERATIONS BY BUSINESS SEGMENT
Years ended December 31
Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Revenues:
  Energy services                                 $  2,953.4       $  2,726.3       $  2,939.0
  Engineering and construction services              3,140.7          3,563.7          3,728.0
  Insurance services                                   308.8            316.9            510.6
  Eliminations                                         (52.1)           (41.0)          (158.8)
                                                  -----------      -----------      -----------
    Total                                         $  6,350.8       $  6,565.9       $  7,018.8
                                                  ===========      ===========      ===========

Operating income (loss):
  Energy services                                 $   (147.7)      $    (63.6)      $     36.1
  Engineering and construction services                 79.3            (12.0)            73.7
  Insurance services                                   (42.2)            (4.8)             7.9
  General corporate                                    (22.0)           (21.0)           (21.8)
                                                  -----------      -----------      -----------
    Total                                         $   (132.6)      $   (101.4)      $     95.9
                                                  ===========      ===========      ===========

Capital expenditures:
  Energy services                                 $    197.8       $    228.8       $    345.3
  Engineering and construction services                 45.9             84.0             65.0
  Insurance services                                     1.6              2.5              3.1
  General corporate                                      1.6              0.6             12.5
                                                  -----------      -----------      -----------
    Total                                         $    246.9       $    315.9       $    425.9
                                                  ===========      ===========      ===========

Depreciation and amortization:
  Energy services                                 $    395.8       $    294.4       $    245.4
  Engineering and construction services                 51.6             60.5             43.3
  Insurance services                                     1.6              2.1              2.1
  General corporate                                      3.0              3.0              3.7
                                                  -----------      -----------      -----------
    Total                                         $    452.0       $    360.0       $    294.5
                                                  ===========      ===========      ===========

Identifiable assets:
  Energy services                                 $  2,570.2       $  2,346.3       $  2,456.7
  Engineering and construction services                938.3          1,045.1          1,142.9
  Insurance services                                 1,613.5          1,835.9          1,619.5
  General corporate                                    360.1            412.8            416.3
  Eliminations                                         (79.0)           (74.5)           (68.4)
                                                  -----------      -----------      -----------
    Total                                         $  5,403.1       $  5,565.6       $  5,567.0
                                                  ===========      ===========      ===========

OPERATIONS BY GEOGRAPHIC AREA
Years ended December 31
Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Revenues:
  United States                                   $  3,818.3       $  4,016.5       $  4,293.2
  Europe                                               946.7          1,090.3          1,171.4
  Other areas                                        1,585.8          1,459.1          1,554.2
                                                  -----------      -----------      -----------
    Total                                         $  6,350.8       $  6,565.9       $  7,018.8
                                                  ===========      ===========      ===========

Operating income (loss):
  United States                                   $     20.7       $    (21.9)      $      4.8
  Europe                                               (71.5)            (5.7)            36.3
  Other areas                                          (59.8)           (52.8)            76.6
  General corporate                                    (22.0)           (21.0)           (21.8)
                                                  -----------      -----------      -----------
    Total                                         $   (132.6)      $   (101.4)      $     95.9
                                                  ===========      ===========      ===========

Identifiable assets:
  United States                                   $  3,256.5       $  3,474.7       $  3,512.7
  Europe                                               786.2            757.8            729.1
  Other areas                                        1,000.3            920.3            908.9
  General corporate                                    360.1            412.8            416.3
                                                  -----------      -----------      -----------
    Total                                         $  5,403.1       $  5,565.6       $  5,567.0
                                                  ===========      ===========      ===========

Note 13.  Research and Development
  Research and development expenses are charged to income as incurred. Such charges were $126.5 million in 1993, $112.1 million in 1992 and $117.0 million in 1991. In addition, the Company capitalized software development costs related primarily to integrated information technologies and project management of $39.8 million in 1993, $44.8 million in 1992 and $7.8 million in 1991.

Note 14.  Commitments and Contingencies
  At December 31, 1993, the Company was obligated under noncancelable operating leases, expiring on various dates to 2023, principally for the use of land, offices, equipment and field facilities. Aggregate rentals charged to operations for such leases totaled $133.6 million in 1993, $137.4 million in 1992 and $133.8 million in 1991. Future aggregate rentals on noncancelable operating leases are as follows: 1994, $123.0 million; 1995, $76.1 million; 1996, $48.2 million; 1997, $32.5 million; 1998, $25.3 million; and thereafter, $108.8 million.
  The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
  Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS) which is not expected to be completed until March, 1995. Although the entire Jasper County Superfund Site comprises 237 square miles, as listed on the National Priorities List in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
  Halliburton Services Division of the Company (HSD) is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Five "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA recently instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit 2. In
June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs are negotiating an Administrative Order on Consent that will allow them to perform a site-wide RI/FS. Past response costs alleged by the EPA for Operable Unit 1, remediation costs estimates for Operable Units 2 and 3 and cost estimates to perform the RI/FS range in the aggregate from approximately $43 million to approximately $70 million. The Company does not believe that HSD's share of response and remediation costs for Operable Units 1, 2 and 3 and the RI/FS is likely to be material to the Company's financial statements. There are at present no reliable estimates of costs to remediate Operable Units 4 and 5, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that HSD's share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
  In April 1991, the U.S. Customs Service initiated an investigation of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
  Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owns an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. Although no communication has been received from the U.S. Government regarding this matter, it is possible the U.S. Government will take the position that such actions violated the Orders and the Regulations.
  On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.
  The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines. The Company has no information regarding, and cannot predict, the nature or type of sanctions, if any, which the U.S. Government may seek with respect to either of these matters.
  The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

Note 15.  Financial Instruments and Risk Concentration
  The Company enters into foreign currency exchange contracts, including forward, option, and swap contracts, in its selective hedging of its exposure to foreign currency fluctuations. As of December 31, 1993, the Company had approximately $24.2 million net outstanding in such contracts. The market value gains or losses arising from foreign currency exchange contracts offset foreign exchange gains or losses on the underlying hedged assets and liabilities. The Company's exposure to credit and currency risks in these contracts is considered to be negligible.
  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents and investments and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

Note 16.  Retirement Plans
  The Company offers a postretirement medical plan to certain of its employees that qualify for retirement and, on the last day of active employment, are enrolled as participants in the Company's active employee medical plan. The Company's liability is limited to a fixed contribution amount for each participant or dependent. Effective in September 1993, coverage under this plan ceases when the participant reaches age 65. However, those participants aged 65 or over on January 1, 1994, have the option to participate in an expanded prescription drug program in lieu of the medical coverage. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate.
  In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), which requires accrual, during the years that the employee renders the services, of the expected cost of providing postretirement benefits. As of January 1, 1992, the Company recognized the transition obligation of $29.3 million as a charge to the net loss, net of income taxes of $16.0 million, or 27 cents per share.
  Prior to adoption of SFAS 106, the Company expensed its contributions as incurred. The amount expensed in 1991 was $4.9 million.
  Net periodic postretirement benefit cost included the following components:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Service cost - benefits attributed
  to service during the period                    $      0.9       $      1.0
Interest cost on accumulated
  postretirement benefit obligation                      3.1              3.4
Amortization of prior service cost                      (0.3)              -
                                                  -----------      -----------
Net periodic postretirement cost                  $      3.7       $      4.4
                                                  ===========      ===========

  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1993 and 8% in 1992.
  The Company's postretirement medical plan's funded status reconciled with the amounts included in the Company's Consolidated Balance Sheets at December 31, 1993 and 1992 is as follows:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Accumulated postretirement benefit
  obligation:
  Retirees and related beneficiaries              $     21.4       $     27.2
  Fully eligible active plan participants                6.1              7.6
  Other active plan participants not
    fully eligible                                       9.1              9.8
                                                  -----------      -----------
Accumulated postretirement benefit
  obligation                                            36.6             44.6
Unrecognized prior service cost                         10.3               -
  Unrecognized (gain) loss                              (1.9)             0.8
                                                  -----------      -----------
Net postretirement liability                      $     45.0       $     45.4
                                                  ===========      ===========

  The Company is not required to fund its future obligation under the plan.
  The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $56.1 million, $73.7 million, and $60.6 million in 1993, 1992, and 1991, respectively.
  Other pension plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of one or more factors such as age, years of service, or compensation. These plans are funded to operate on an actuarially sound basis.
  Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumed long-term return on plan assets for U.S. plans was 8.5% in 1993, 1992 and 1991; for international plans the assumed long-term return was 9% for 1993 and between 9% and 10% for 1992 and 1991. The discount rate used in estimating benefit obligations for the U.S. plans was 7.5% in 1993 and 8.5% in 1992; for the international plans the discount rate was between 4% and 8.5% for 1993 and between 4% and 10% for 1992. The rate of compensation increase assumed for the U.S. plans was 4.25% in 1993 and 5.5% in 1992; for the international plans the rate of compensation increase was between 1% and 6% for 1993 and between 1% and 7% for 1992.
  The net periodic pension cost for defined benefit plans is as follows:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Service cost - benefits earned
  during period                                   $     42.3       $     42.9       $     37.9
Interest cost on projected benefit
  obligation                                            25.7             23.2             17.0
Actual return on plan assets                           (78.0)           (17.6)           (21.9)
Net amortization (deferral)                             56.3             (3.3)             4.3
                                                  -----------      -----------      -----------
  Net periodic pension cost                       $     46.3       $     45.2       $     37.3
                                                  ===========      ===========      ===========

  The reconciliation of the funded status for defined benefit plans where assets exceed accumulated benefits is as follows:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Actuarial present value of benefit
  obligations:
  Vested                                          $   (235.8)      $   (211.8)
                                                  ===========      ===========
  Accumulated benefit obligation                  $   (251.2)      $   (223.7)
                                                  ===========      ===========
  Projected benefit obligation                    $   (286.6)      $   (283.9)
Plan assets at fair value                              293.8            248.6
                                                  -----------      -----------
  Funded status                                          7.2            (35.3)

Unrecognized prior service cost                           -               1.6
Unrecognized net loss (gain)                           (32.7)            14.6
Unrecognized net obligation (asset)                      4.2             (1.0)
                                                  -----------      -----------
  Net pension liability                           $    (21.3)      $    (20.1)
                                                  ===========      ===========

  The reconciliation of the funded status for defined benefit plans where accumulated benefits exceed assets is as follows:

Millions of dollars                                  1993             1992
                                                  -----------      -----------
Actuarial present value of benefit
  obligations:
  Vested                                          $    (24.4)      $    (16.7)
                                                  ===========      ===========
  Accumulated benefit obligation                  $    (29.2)      $    (18.0)
                                                  ===========      ===========
  Projected benefit obligation                    $    (65.0)      $    (46.1)
Plan assets at fair value                               10.4              5.6
                                                  -----------      -----------
  Funded status                                        (54.6)           (40.5)

Unrecognized prior service cost                          4.2              2.5
Unrecognized net loss (gain)                           (13.5)            (5.8)
Unrecognized net obligation (asset)                      6.9              7.6
Adjustment required to recognize
  minimum liability                                     (5.0)            (6.2)
                                                  -----------      -----------
  Net pension liability                           $    (62.0)      $    (42.4)
                                                  ===========      ===========

Note 17.  Special Charges
  In November 1992, the Company announced additional restructuring and reorganization actions within Energy Services and Engineering and Construction Services designed to enable the Company to more effectively provide services and products, as well as to better meet the changing needs of its customers throughout the world. The Company, through the implementation of certain strategic initiatives, recorded special charges of $264.6 million in 1992. These special charges include $59.7 million for the closing and consolidation of certain operating facilities; $57.6 million for globalizing employee benefits and personnel reductions, relocations and associated employee benefits costs from the above actions; $53.5 million for the technological obsolescence of certain inventories and equipment related to the introduction of new technologies; $35.5 million for the realignment of worldwide manufacturing capabilities, which includes outsourcing of some items previously manufactured by the Company and the consolidation of existing capacity; $23.0 million for certain investments in operations which are no longer in the Company's long-term strategic interest; $17.9 million from the reduction in value of certain intangible assets related primarily to geophysical speculative data; and $17.4 million of other items primarily related to the cost of relocating equipment as a result of the above actions.
  In November 1991, the Company announced a restructuring program within Energy Services designed to enhance profit opportunities, improve operating efficiencies, and respond to the changing needs of its customers. Driven primarily by a decline in the United States energy markets, the plans include restructuring its business units, consolidating some of its administrative functions, closing or consolidating certain field locations, and reducing employment primarily in the United States. As a result of these plans, the Company recorded special charges of $118.5 million in 1991. The charges include $56.0 million for early retirement and severance benefits, employee relocations, and other employee, organizational and transition related items; $44.1 million for closing or consolidating facilities and impairment of asset values for inventories, leases, property, equipment and certain investments in unconsolidated joint ventures whose value was impaired due to the restructuring or permanent changes in market conditions; $13.3 million for various environmental efforts primarily involving the removal of underground storage tanks, testing and remediation activities to comply with wastewater discharge and stormwater runoff standards; and $5.1 million for other items.

Note 18.  Acquisitions and Dispositions
  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business, to Western Atlas International Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million are payable in two equal installments in 1997 and 1998 at a rate of interest of 5.65%. The Company intends to sell the $90.0 million notes for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4% with an initial installment of $33.8 million in February 1994, and quarterly installments of $5 million thereafter.
  The Company recognized a $301.8 million charge ($263.8 million after tax) in 1993. This charge includes $120.7 million for writedown to the net realizable value of equipment and other assets; $54.0 million for anticipated operating and contract losses through the dates of disposition or completion; $43.4 million for marine vessel leases and mobilization; $35.1 million for facility leases and closures; $34.4 million for personnel and severance; and $14.2 million for transition costs and other related matters.
  The sale includes some international business locations, the closings of which have been deferred pending certain approvals and consents. The approvals and consents are expected to be received within the next several months and such closings will result in some additional consideration.
  The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and a majority interest in an international joint venture company. It is expected that these remaining assets and liabilities will be sold or settled over the next several months.
  Services and products provided through the geophysical business include seismic data collection and data processing services for both land and marine seismic exploration activities and manufacturing and sales of seismic equipment. The revenues, operating loss and net loss of the geophysical operations, excluding the charge in 1993, change in accounting method and special charges in 1992 and 1991 are as follows:

Millions of dollars                                  1993             1992             1991
                                                  -----------      -----------      -----------
Revenues                                          $    404.4       $    469.7       $    511.8
                                                  ===========      ===========      ===========
Operating loss                                    $    (20.1)      $    (26.6)      $    (12.0)
                                                  ===========      ===========      ===========
Net loss                                          $    (20.3)      $    (35.7)      $    (22.1)
                                                  ===========      ===========      ===========

  In March 1993, the Company acquired the assets of Smith International, Inc.'s Directional Drilling Systems and Services business for 6,857,000 shares of Halliburton Company Common Stock previously held as treasury stock, valued at approximately $247 million. The Company recorded $135.8 million as excess of cost over net assets acquired. The excess of cost over net assets acquired will be amortized over 40 years.
  The Company announced in July 1992, that it would pursue divestiture alternatives for its wholly owned Highlands Insurance Company subsidiary and its related companies. The Company concluded its effort to sell Highlands in 1993 without securing a satisfactory transaction. The Company is now concentrating on improving the financial results of Highlands operations.
  In March 1992, a subsidiary of the Company completed the purchase of substantially all of the business assets of a manufacturer of products to serve the gas lift portion of the artificial lift market for $10.7 million in cash.
  The Company completed the sale of its subsidiary engaged in healthcare cost management services, Health Economics Corporation, effective September 30, 1992. The sales price was $24 million and resulted in a pretax gain of $13.6 million, or 8 cents per share after tax, reflected in the Company's 1992 third quarter earnings.
  In September 1992, the Company announced it was acquiring the remaining 50% interest of Rockwater Offshore Contractors (Rockwater), previously owned by Smit International Group. Rockwater was formed in 1990 by a merger of the Company's 2W Taylor subsidiary with Smit International Group's Smit Offshore Contractors to provide underwater construction and maintenance services worldwide. The Rockwater acquisition was accounted for as a purchase and used internal cash resources of $4.6 million.

Quarterly Data and Market Price Information
Millions of dollars
  except per share data (unaudited)                  First            Second           Third           Fourth            Year
                                                  -----------      -----------      -----------      -----------      -----------
1993
Revenues                                          $  1,559.5       $  1,596.6       $  1,541.4       $  1,653.3       $  6,350.8
Operating income (loss) (1)                             42.8             57.5           (210.5)           (22.4)          (132.6)
Net income (loss) (1)                                   18.8             22.9           (160.7)           (42.0)          (161.0)
Earnings (loss) per share (1)                            0.18             0.20            (1.41)           (0.37)           (1.43)
Cash dividends paid per share                            0.25             0.25             0.25             0.25             1.00
Quarterly common stock prices (4)
  High                                                  37.75            43.63            41.88            39.38            43.63
  Low                                                   26.38            26.25            33.88            28.88            26.25

1992
Revenues                                          $  1,674.8       $  1,621.7       $  1,577.2       $  1,692.2       $  6,565.9
Operating income (loss) (2)                             39.0             42.3             51.6           (234.3)          (101.4)
Income (loss) before changes in
  accounting methods (2) (3)                             9.7             14.0             31.0           (178.2)          (123.5)
Net income (loss) (2) (3)                               (4.1)            14.0             31.0           (178.2)          (137.3)
Earnings (loss) per share before changes in
  accounting methods (2) (3)                             0.09             0.13             0.29            (1.66)           (1.15)
Earnings (loss) per share (2) (3)                       (0.04)            0.13             0.29            (1.66)           (1.28)
Cash dividends paid per share                            0.25             0.25             0.25             0.25             1.00
Quarterly common stock prices (4)
  High                                                  30.50            29.88            36.50            34.00            36.50
  Low                                                   23.00            22.25            25.75            28.00            22.25

  (1)
  Third quarter 1993 operating income (loss) and net income (loss) includes charges related to the loss on the sale of the geophysical business, claims loss reserves and suspension of underwriting activities in the United Kingdom of $266.3 million and $228.5 million, respectively. Also included in net income (loss) in the third quarter of 1993 are benefits related to the Internal Revenue Service settlement and change in Federal income tax laws of $46.8 million. Fourth quarter 1993 operating income (loss) and net income (loss) includes additional charges related to the loss on sale of the geophysical business, claim loss reserves and employee severance costs of $101.8 million and $82.2 million, respectively.

  (2)
  Included in operating income (loss) and net income (loss) in the fourth quarter of 1992 are special charges of $264.6 million and $185.8 million, respectively, or $1.73 per share. Also included in operating income (loss) and net income (loss) in the fourth quarter of 1992 are charges related to claim loss reserves in the United Kingdom of $21.0 million and $17.4 million, respectively.

  (3)
  Previously reported quarters for 1992 were restated to reflect the cumulative effect of SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, and SFAS 109, Accounting for Income Taxes, and the related income tax impact of SFAS 109.

  (4)
  New York Stock Exchange - composite transactions high and low closing stock prices.

SELECTED FINANCIAL DATA
Years ended December 31
Millions of dollars and shares
  except per share data and employees                1993             1992             1991             1990             1989
                                                  -----------      -----------      -----------      -----------      -----------
Operating results
Net revenues
  Energy services                                 $  2,953.4       $  2,726.3       $  2,939.0       $  2,915.6       $  2,448.0
  Engineering and construction services              3,140.7          3,563.7          3,728.0          3,654.1          2,858.3
  Insurance services (1)                               256.7            275.9            351.8            355.8            354.9
                                                  -----------      -----------      -----------      -----------      -----------
Total revenues                                    $  6,350.8       $  6,565.9       $  7,018.8       $  6,925.5       $  5,661.2
                                                  ===========      ===========      ===========      ===========      ===========
Operating income (loss)
  Energy services (2)                             $   (147.7)      $    (63.6)      $     36.1       $    283.1       $    168.2
  Engineering and construction services (2)             79.3            (12.0)            73.7             71.0             57.7
  Insurance services (2)                               (42.2)            (4.8)             7.9              1.6             32.5
  General corporate expenses                           (22.0)           (21.0)           (21.8)           (19.9)           (19.2)
                                                  -----------      -----------      -----------      -----------      -----------
Total operating income (loss)                         (132.6)          (101.4)            95.9            335.8            239.2
Nonoperating income (expense), net                     (56.5)           (29.9)            (2.9)            17.7              6.8
                                                  -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes, minority
  interest and changes in accounting methods          (189.1)          (131.3)            93.0            353.5            246.0
Benefit (provision) for income taxes                    26.6              6.1            (63.8)          (153.5)          (112.1)
Minority interest in net (income) loss
  of consolidated subsidiaries                           1.5              1.7             (2.6)            (2.6)            (0.2)
                                                  -----------      -----------      -----------      -----------      -----------
Income (loss) before changes in
  accounting methods                                  (161.0)          (123.5)            26.6            197.4            133.7
Changes in accounting methods,
  net of income taxes                                     -             (13.8)              -                -               1.3
                                                  -----------      -----------      -----------      -----------      -----------
Net income (loss)                                 $   (161.0)      $   (137.3)      $     26.6       $    197.4       $    135.0
                                                  ===========      ===========      ===========      ===========      ===========
Percent of net income (loss) to revenues                (2.5)%           (2.1)%            0.4%             2.9%             2.4%
Income (loss) per share before changes in
  accounting methods                              $     (1.43)     $     (1.15)     $      0.25      $      1.85      $      1.26
Net income (loss) per share                             (1.43)           (1.28)            0.25             1.85             1.27
Cash dividends per share                                 1.00             1.00             1.00             1.00             1.00
Percent of net income (loss) to
  average equity of shareholders                        (8.5)%           (6.7)%            1.2%             9.0%             6.4%

Financial position
Total assets                                      $  5,403.1       $  5,565.6       $  5,567.0       $  4,868.0       $  4,547.8
Property, plant and equipment                        1,152.8          1,197.6          1,191.5          1,013.2            923.1
Long-term debt                                         623.9            656.7            653.2            189.8            198.8
Shareholders' equity                                 1,887.7          1,907.3          2,164.6          2,246.9          2,119.1
Shareholders' equity per share                          16.55            17.80            20.24            21.04            19.90
Average common shares outstanding                      112.5            107.1            106.9            106.7            106.5

Other financial data
Long-term borrowings, net of reductions           $    (57.1)      $    (15.8)      $    441.1       $     (9.0)      $     (0.7)
Issuance (purchase) of common stock, net                (1.0)            (0.5)            (0.6)            (0.1)            (4.9)
Acquisitions of property, plant and equipment          246.9            315.9            425.9            332.3            202.4
Net property, plant and equipment of
  businesses acquired (disposed)                        94.9             35.0             17.7            (14.5)            (7.0)
Depreciation and amortization expense                  452.0            360.0            294.5            249.6            244.6
Payroll and employee benefits                        3,131.0          3,365.0          3,284.9          3,046.4          2,462.9
Number of employees (3)                              64,700           69,200           73,400           77,000           65,500



  (1)
  Excludes insurance revenues received from other segments of the Company.

  (2)
  Energy Services operating income (loss) in 1993 includes a loss on the sale of the geophysical business and employee severance costs of $321.8 million and in 1992 and 1991 includes special charges of $182.0 million and $118.5 million, respectively. Engineering and Construction Services 1992 operating income (loss) includes special charges of $82.6 million. Insurance Services operating income (loss) in 1993 and 1992 includes loss related to claims loss reserves and suspension of underwriting activities in the United Kingdom of $46.3 million and $21.0 million, respectively.

  (3)
  Does not include employees of 50% or less owned affiliated companies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

PART III

Item 10. Directors and Executive Officers of Registrant.

  The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 22, 1994, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I, page 6 of this Annual Report.

Item 11. Executive Compensation.

  This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 22, 1994, under the captions "Compensation Committee Report on Executive Compensation," "Corporate Performance Graph," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plan" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners.

  This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 22, 1994, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.

  This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 22, 1994, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.

  Not applicable.

Item 13. Certain Relationships and Related Transactions.

  This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 22, 1994, under the caption "Certain Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
1.  Financial Statements:

    The report of Arthur Andersen & Co., Independent Public
    Accountants, and the financial statements required by Part
    II, Item 8, are included on pages 18 through 43 of this Annual Report. See index on page 7.

2.  Financial Statement Schedules:

    Halliburton Company                                 Page No.
    -------------------                                 --------

    Report on Supplemental Schedules of Arthur
    Andersen & Co., Independent Public Accountants         52
    Schedules Included:

    V   Property, Plant and Equipment for the
          Three Years Ended December 31, 1993              53
    VI  Accumulated Depreciation of Property,
          Plant and Equipment for the Three
          Years Ended December 31, 1993                    54
    IX  Short-Term Borrowings for the Three
          Years Ended December 31, 1993                    55
    X   Supplementary Income Statement
          Information for the Three Years
          Ended December 31, 1993                          56

    Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

3.  Exhibits:

  Exhibit
  Number                                         Exhibits
  -------                                        --------

  3 By-laws of the Company, as amended through September 30, 1992, incorporated by reference to Exhibit 4.3 of the Second Amendment to the Company's Registration Statement on Form S-3 dated as of March 29, 1993.

  4(a) Credit Agreement dated as of February 25, 1993 between Avalon Financial Services, Ltd. and NationsBank of Texas, N.A., incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  4(b) Form of debt security of Zero Coupon Convertible Subordinated Debentures due March 13, 2006 of the registrant incorporated by reference to Exhibit 4(a) to the Company's Form 8-K dated as of March 13, 1991.

  4(c) Resolutions of the Board of Directors of the registrant adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the registrant adopted at a meeting held on March 6, 1991 incorporated by reference to Exhibit 4(c) to the Company's Form 8-K dated as of March 13, 1991.

  4(d) Subordinated Indenture dated as of January 2, 1991 between the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4(b) to the Company's Form 8-K dated as of March 13, 1991.

  4(e) Form of debt security of 8.75% Debentures due February 15, 2021 incorporated by reference to Exhibit 4(a) to the Company's Form 8-K dated as of February 20, 1991.

  4(f) Senior Indenture dated as of January 2, 1991 between the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4(b) to the Company's Form 8-K dated as of February 20, 1991.

  4(g) Resolutions of the Company's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the Registrant adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991, incorporated by reference to
         Exhibit 4(c) to the Company's Form 8-K dated as of February 20, 1991.

  4(h) Composite Certificate of Incorporation filed May 26, 1987 with the Secretary of State of Delaware and that certain Certificate of Designation, Rights and Preferences related to the authorization of the Company's Junior Participating Preferred Stock, Series A, incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-3 dated as of December 21, 1990.

  4(i) Amended and Restated Rights Agreement dated as of February 15, 1990 between the Company and NCNB Texas National Bank, as Rights Agent, which includes the form of Right Certificate as Exhibit A, incorporated by reference to Exhibit 1 to the Company's Form 8 dated as of February 23, 1990.

  4(j) Copies of instruments which define the rights of holders of miscellaneous long-term notes of the Registrant and its subsidiaries, totaling $4.0 million in the aggregate at December 31, 1993, have not been filed with the Commission. The registrant agrees herewith to furnish copies of such instruments upon request.

  10(a) Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(b) Halliburton Company Senior Executives' Deferred Compensation Plan as amended and restated effective October 1, 1990, incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(c) Retirement Plan for the Directors of Halliburton Company adopted and effective January 1, 1990, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(d) Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective May 15, 1990, incorporated by reference to
         Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(e) Halliburton Company Annual Incentive Compensation Plan as amended and restated December 4, 1990, incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(f) Form of criteria for determination of Brown and Root recommendations for incentive awards to Brown and Root management dated as of March 2, 1992, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(g) Summary Plan Description of the Executive Split-Dollar Life Insurance Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10(h) Halliburton Company 1993 Stock and Long-Term Incentive Plan incorporated by reference to Appendix A of the Company's proxy statement dated March 23, 1993.

  10(i) Asset acquisition agreement between Smith and the Company dated as of January 14, 1993 incorporated by reference to the Second Amendment of the Company's Registration Statement on Form S-3 dated as of March 29, 1993.

  10(j) Halliburton Company Restricted Stock Plan for Non-Employee Directors, incorporated by reference to Appendix B of the Company's proxy statement dated March 23, 1993.

  11*    Computation of Earnings per share.

  21*    Subsidiaries of the registrant.

  24(a) The powers of attorney signed in March 1992, incorporated by reference to Exhibit 25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

  24(b)* Form of power of attorney for C. J. Silas.




       * Filed with this Annual Report
- -------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

         A report was filed on Form 8-K dated October 18, 1993, reporting on
         Item 5. Other Events regarding a press release announcing plans to sell its geophysical business, an increase in certain insurance reserves and the settlement of a dispute with the United States Internal Revenue Service.

         A report was filed on Form 8-K dated January 14, 1994, reporting on
         Item 5. Other events regarding a press release announcing the sale of the geophysical business.


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                            SUPPLEMENTAL SCHEDULES



To Halliburton Company:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Halliburton Company's 1993 Annual Report in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for investments, income taxes, reinsurance and accounting for postretirement benefits as discussed in Notes 2, 7, 11 and 16 to the consolidated financial statements, respectively. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules (Schedules V, VI, IX and X), which are the responsibility of Halliburton Company's management, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


(Arthur Andersen & Co.)
ARTHUR ANDERSEN & CO.



Dallas, Texas
February 4, 1994

                              HALLIBURTON COMPANY

                                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          (In millions)

                                                  Balance at                                                          Balance at
                                                   Beginning        Additions                                           End of
                   Description                     of Period         at Cost        Retirements      Changes<F1>        Period
                   -----------                    -----------      -----------      -----------      -----------      -----------
Year Ended December 31, 1993:
  Land                                            $     62.8       $       -        $      3.4       $    (11.5)      $     47.9
  Buildings & property improvements                    532.8              9.8              8.4              9.7            543.9
  Machinery and equipment                            2,368.5            179.8            159.6            (43.6)         2,345.1
  Automotive equipment                                 482.3             43.5             36.8             24.9            513.9
  Furniture and fixtures                               112.0              6.1             20.2              4.2            102.1
  Other fixed assets                                    59.4              8.2              7.3             (7.1)            53.2
  Fixed assets in process                               73.4             (0.5)              -              (3.1)            69.8
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  3,691.2       $    246.9       $    235.7       $    (26.5)      $  3,675.9
                                                  ===========      ===========      ===========      ===========      ===========

Year Ended December 31, 1992:
  Land                                            $     63.4       $      0.2       $      1.1       $      0.3       $     62.8
  Buildings & property improvements                    525.5             15.8              3.6             (4.9)           532.8
  Machinery and equipment                            2,174.9            257.8            155.1             90.9          2,368.5
  Automotive equipment                                 516.0             42.3             22.7            (53.3)           482.3
  Furniture and fixtures                               114.2              9.9             10.1             (2.0)           112.0
  Other fixed assets                                    65.5              4.4             11.8              1.3             59.4
  Fixed assets in process                               86.5            (14.5)             0.5              1.9             73.4
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  3,546.0       $    315.9       $    204.9       $     34.2       $  3,691.2
                                                  ===========      ===========      ===========      ===========      ===========

Year Ended December 31, 1991:
  Land                                            $     66.4       $      0.6       $      3.1       $     (0.5)      $     63.4
  Buildings & property improvements                    474.8             18.2             10.3             42.8            525.5
  Machinery and equipment                            1,948.4            299.1            141.1             68.5          2,174.9
  Automotive equipment                                 422.1             85.7             46.6             54.8            516.0
  Furniture and fixtures                               181.5             14.8             12.8            (69.3)           114.2
  Other fixed assets                                    55.9              6.1              2.9              6.4             65.5
  Fixed assets in process                               84.4              1.4              0.7              1.4             86.5
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  3,233.5       $    425.9       $    217.5       $    104.1       $  3,546.0
                                                  ===========      ===========      ===========      ===========      ===========

  Fixed assets are depreciated over the estimated service lives of the respective classes of assets. The straight-line method is generally used for financial reporting purposes. Due to the large number of asset classes, it is not practicable to state the rates used in computing the provisions for depreciation.

  (1)
  Changes reflect various adjustments to the property, plant and equipment accounts. Such adjustments principally consist of property, plant and equipment of businesses acquired or disposed of (at the time of acquisition or disposition); additions and retirements subsequent to the acquisition date or before the disposition date are included under the applicable caption.

                              HALLIBURTON COMPANY

                                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND
                                                            EQUIPMENT
                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          (In millions)

                                                  Balance at        Additions                                         Balance at
                                                   Beginning       Charged to                                           End of
                   Description                     of Period          Income        Retirements      Changes<F1>        Period
                   -----------                    -----------      -----------      -----------      -----------      -----------
Year Ended December 31, 1993:
  Buildings & property improvements               $    311.8       $     17.7       $      7.7       $      2.9       $    324.7
  Machinery and equipment                            1,725.3            209.8            144.9            (79.9)         1,710.3
  Automotive equipment                                 334.5             45.6             35.0             35.1            380.2
  Furniture and fixtures                                77.9             11.7             19.2              4.8             75.2
  Other fixed assets                                    44.1              3.6              7.0             (8.0)            32.7
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  2,493.6       $    288.4       $    213.8       $    (45.1)      $  2,523.1
                                                  ===========      ===========      ===========      ===========      ===========


Year Ended December 31, 1992:
  Buildings & property improvements               $    285.7       $     37.8       $      2.7       $     (9.0)      $    311.8
  Machinery and equipment                            1,583.8            181.8            126.4             86.1          1,725.3
  Automotive equipment                                 357.8             48.9             20.4            (51.8)           334.5
  Furniture and fixtures                                78.6             10.3              9.6             (1.4)            77.9
  Other fixed assets                                    48.6             10.3             10.6             (4.2)            44.1
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  2,354.5       $    289.1       $    169.7       $     19.7       $  2,493.6
                                                  ===========      ===========      ===========      ===========      ===========


Year Ended December 31, 1991:
  Buildings & property improvements               $    228.8       $     29.5       $     10.8       $     38.2       $    285.7
  Machinery and equipment                            1,504.1            145.5            122.2             56.4          1,583.8
  Automotive equipment                                 315.7             47.7             45.3             39.7            357.8
  Furniture and fixtures                               130.1             10.1             11.9            (49.7)            78.6
  Other fixed assets                                    41.6             10.8              3.3             (0.5)            48.6
                                                  -----------      -----------      -----------      -----------      -----------
                                                  $  2,220.3       $    243.6       $    193.5       $     84.1       $  2,354.5
                                                  ===========      ===========      ===========      ===========      ===========

  (1)
  Changes reflect various adjustments to the accumulated depreciation accounts.

                              HALLIBURTON COMPANY

                                               SCHEDULE IX - SHORT-TERM BORROWINGS
                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                      (Dollars in millions)

                                                                                      Maximum          Average          Weighted
                                                                                       Amount           Amount          Average
                                                  Balance at         Weighted       Outstanding      Outstanding     Interest Rate
                                                    End of           Average        During the       During the       During the
                   Description                      Period        Interest Rate       Period         Period<F1>       Period<F1>
                   -----------                    -----------      -----------      -----------      -----------      -----------

Year ended December 31, 1993:
  Bank Debt                                       $      2.0              3.7 %     $     85.1       $     35.9             65.6 %
                                                  ===========                                        ===========

  Commercial Paper                                $     90.0              3.1 %     $    115.0       $     53.2              3.1 %
                                                  ===========                                        ===========


Year ended December 31, 1992:
  Bank Debt                                       $      0.7             12.3 %     $     50.5       $     20.6              5.4 %
                                                  ===========                                        ===========


Year ended December 31, 1991:
  Bank Debt                                       $     10.8             26.3 %     $     49.1       $     14.1             14.1 %
                                                  ===========                                        ===========

  (1)
  The average amount outstanding during the period was computed using the average of month-end balances. The weighted average interest rates were computed using actual interest charges as a percent of average short-term debt outstanding.

                              HALLIBURTON COMPANY

                                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          (In millions)

                                                     1993             1992             1991
                                                  -----------      -----------      -----------


Maintenance and repairs<F1>                       $    221.7       $    183.4       $    207.8
                                                  ===========      ===========      ===========




Taxes other than payroll
   and income taxes                               $     59.7       $     61.2       $     64.0
                                                  ===========      ===========      ===========

  (1)
  The amounts shown above reflect the sum of the accounts designated as maintenance and repairs in the system of accounts of the Company. The accounts do not segregate in all instances the amounts of salaries, wages and supplies applicable to maintenance and repairs from the amounts applicable to operations; thus, the operating accounts may contain expenses which could be classified as maintenance and repairs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 1994.



                                           HALLIBURTON COMPANY


                                           By   (Thomas H. Cruikshank)
                                                 Thomas H. Cruikshank,
                                              Chairman of the Board and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 7th day of March, 1994.


Signature                                  Title
- ---------                                  -----

  (Thomas H. Cruikshank)                   Chairman of the Board and
   Thomas H. Cruikshank                    Chief Executive Officer and Director


  (Jerry H. Blurton)                       Vice President-Finance and
   Jerry H. Blurton                        Principal Financial Officer


  (Scott R. Willis)                        Controller and Principal
   Scott R. Willis                         Accounting Officer

Signature                                  Title
- ---------                                  -----

(ANNE L. ARMSTRONG)                        Director
Anne L. Armstrong

(ROBERT W. CAMPBELL)                       Director
Robert W. Campbell

(LORD CLITHEROE)                           Director
Lord Clitheroe

(EDWIN L. COX)                             Director
Edwin L. Cox

(ROBERT L. CRANDALL)                       Director
Robert L. Crandall

(WILLIAM R. HOWELL)                        Director
William R. Howell

(DALE P. JONES)                            President and Director
Dale P. Jones

(C. J. SILAS)                              Director
C. J. Silas

(ROGER T. STAUBACH)                        Director
Roger T. Staubach

(E. L. WILLIAMSON)                         Director
E. L. Williamson



(SUSAN S. KEITH)
Susan S. Keith, Attorney-in-fact

                               INDEX TO EXHIBITS


11     Computation of Earnings per share

21     Subsidiaries of the registrant

24(b)  Form of power of attorney for C. J. Silas