Form 10-Q
period 1994-03-31
HALLIBURTON CO
filed 1994-05-12
CIK 45012

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1994

                                      OR

           [ ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____



                         Commission File Number 1-3492


                              HALLIBURTON COMPANY

                           (a Delaware Corporation)
                                  73-0271280

                              3600 Lincoln Plaza
                                 500 N. Akard
                             Dallas, Texas  75201

                  Telephone Number - Area Code (214) 978-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at May 2, 1994 114,157,078

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      March 31   December 31
                                                         1994        1993
                                                      ---------  ---------
                                                      Millions of dollars
                                                           and shares
                       ASSETS
Cash and equivalents                                  $    82.3  $    48.8
  Investments:
  Available-for-sale                                      184.6      182.5
  Held-to-maturity                                        466.8      474.0
                                                      ---------  ---------
    Total investments                                     651.4      656.5
Receivables:
  Notes and accounts receivable                         1,322.0    1,304.2
  Unbilled work on uncompleted contracts                  168.3      180.4
  Refundable Federal income taxes                          72.5       71.5
                                                      ---------  ---------
    Total receivables                                   1,562.8    1,556.1
Inventories                                               376.6      369.0
Reinsurance recoverables                                  662.8      653.5
Property, plant and equipment,
  less accumulated depreciation
  of $2,581.2 and $2,523.1                              1,138.8    1,152.8
Equity in and advances to related companies                86.8       86.0
Excess of cost over net assets acquired                   217.7      219.2
Deferred income taxes                                     146.0      199.5
Assets held for sale                                       29.1      219.7
Other assets                                              250.9      242.0
                                                      ---------  ---------
    Total assets                                      $ 5,205.2  $ 5,403.1
                                                      =========  =========


See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS  (Continued)
                                                      March 31   December 31
                                                         1994        1993
                                                      ---------  ---------
                                                       Millions of dollars
                                                           and shares

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $   310.7  $   297.4
Accrued employee compensation and benefits                404.7      437.0
Advance billings on uncompleted contracts                 131.5      153.9
Income taxes payable                                       23.4       60.1
Short-term notes payable                                   12.5       92.0
Unearned insurance premiums                                50.1       53.5
Reserves for insurance losses and claims                1,123.3    1,131.7
Long-term debt                                            668.5      623.9
Other liabilities                                         605.3      662.4
Minority interest in consolidated subsidiaries              4.8        3.5
                                                      ---------  ---------
  Total liabilities                                     3,334.8    3,515.4
                                                      ---------  ---------
Commitments and contingencies

Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares,
    issued 119.2 shares                                   298.0      298.0
  Paid-in capital in excess of par value                  197.2      199.8
  Cumulative translation adjustment                       (27.1)     (24.8)
  Net unrealized gains on investments                       3.8        9.3
  Retained earnings                                     1,562.8    1,573.5
                                                      ---------  ---------
                                                        2,034.7    2,055.8
  Less 5.0 and 5.1 shares of
    treasury stock, at cost                               164.3      168.1
                                                      ---------  ---------
  Total shareholders' equity                            1,870.4    1,887.7
                                                      ---------  ---------
    Total liabilities and shareholders' equity        $ 5,205.2  $ 5,403.1
                                                      =========  =========

See notes to condensed consolidated financial statements.

                            HALLIBURTON COMPANY
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                          Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1994       1993
                                                      ---------  ---------
                                                       Millions of dollars
                                                           except per
                                                           share data
Revenues                                              $ 1,376.3  $ 1,559.5
Operating costs and expenses:
  Cost of revenues                                      1,285.2    1,462.6
  General and administrative                               50.9       54.1
                                                      ---------  ---------
    Total operating costs and expenses                  1,336.1    1,516.7
                                                      ---------  ---------
Operating income                                           40.2       42.8

Interest expense                                          (10.0)      (9.6)
Interest income                                             2.8        3.7
Foreign currency losses                                    (3.3)      (4.3)
Other nonoperating income, net                              0.5         -
                                                      ---------  ---------
Income before income taxes and minority interest           30.2       32.6
Provision for income taxes                                (12.1)     (14.0)
Minority interest in net income (loss) of subsidiaries     (0.3)       0.2
                                                      ---------  ---------
Net income                                            $    17.8  $    18.8
                                                      =========  =========

Average number of common and common share
  equivalents outstanding                                 114.2      107.4
Income per share                                      $    0.16  $    0.18
Cash dividends paid per share                              0.25       0.25

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                        Ended March 31
                                                      --------------------
                                                         1994      1993
                                                      ---------  ---------
                                                       Millions of dollars
Cash flows from operating activities:
  Net income                                          $    17.8  $    18.8
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation and amortization                        66.2       74.7
      Provision for deferred income taxes                  34.1       16.8
      Other non-cash items                                 (1.9)       0.8
      Other changes, net of non-cash items:
        Receivables                                        14.1       18.0
        Inventories                                       (11.9)       6.7
        Insurance losses and claims net of
          reinsurance recoverables                        (17.7)     (39.4)
        Accounts payable and other                        (78.5)     (94.2)
                                                      ---------  ---------
  Total cash flows from operating activities               22.2        2.2
                                                      ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                    (53.8)     (60.5)
  Sales of property, plant and equipment                   15.8        7.8
  Sales (purchases) of subsidiary companies               201.4      (10.3)
  Sales or maturities of
    available-for-sale investments                         18.6         -
  Payments for available-for-sale investments             (27.1)        -
  Sales or maturities of held-to-maturity investments      10.1         -
  Payments for held-to-maturity investments                (2.5)        -
  Sales or maturities of marketable investments              -        59.3
  Payments for marketable investments                        -       (43.8)
  Other investing activities                               (5.1)     (22.7)
                                                      ---------  ---------
  Total cash flows from investing activities              157.4      (70.2)
                                                      ---------  ---------

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1994       1993
                                                      ---------  ---------
                                                       Millions of dollars
Cash flows from financing activities:
  Payments on long-term borrowings                        (34.5)     (20.1)
  Net borrowings (payments) of short-term debt            (81.4)       9.8
  Payments of dividends to shareholders                   (28.5)     (26.6)
  Other financing activities                                 -        (0.2)
                                                      ---------  ---------
  Total cash flows from financing activities             (144.4)     (37.1)
                                                      ---------  ---------
Effect of exchange rate changes on cash                    (1.7)      (1.1)
                                                      ---------  ---------
Increase (decrease) in cash and equivalents                33.5     (106.2)
Cash and equivalents at beginning of year                  48.8      233.3
                                                      ---------  ---------
Cash and equivalents at end of period                 $    82.3  $   127.1
                                                      =========  =========

Cash payments (refunds) during the period for:
  Interest                                            $    11.0  $    10.3
  Income taxes                                            (11.7)      23.0

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation
  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1994, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 may not be indicative of results for the full year. Certain prior year amounts including cost of revenues and general and administrative expenses have been reclassified to conform with the current organizational structure of the Company.

Note 2. Inventories
    Consolidated inventories consisted of the following:

                                March 31  December 31
                                  1994       1993
                                -------   -------
                                Millions of dollars
      Sales items               $ 102.2   $  91.3
      Supplies and parts          203.7     199.4
      Work in process              42.4      41.1
      Raw materials                28.3      37.2
                                -------   -------
          Total                 $ 376.6   $ 369.0
                                =======   =======

    About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $35.7 million and $37.0 million higher than reported at March 31, 1994, and December 31, 1993, respectively.

Note 3. Business Segment Information
  Revenues and operating income by business segment were the following for the three months ended March 31, 1994 and 1993:

                                  Three Months
                                 Ended March 31
                                ------------------
                                  1994       1993
                                --------  --------
                                Millions of dollars
Revenues
  Energy services               $  599.0  $  689.8
  Engineering and construction
    services                       716.2     798.6
  Insurance services<F1>            61.1      71.1
                                --------  --------
    Total revenues              $1,376.3  $1,559.5
                                ========  ========

Excludes insurance revenues received from other segments of the Company.

                                   Three Months
                                  Ended March 31
                                -----------------
                                  1994      1993
                                -------   -------
                                Millions of dollars
Operating income
  Energy services               $  33.5   $  38.8
  Engineering and construction
    services                       14.5      12.7
  Insurance services               (2.1)     (2.5)
  General corporate expenses       (5.7)     (6.2)
                                -------   -------
    Total operating
       income                   $  40.2   $  42.8
                                =======   =======

Note 4. Income Per Share
  Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

Note 5. Insurance Subsidiaries
  The condensed consolidated financial statements include property and casualty insurance subsidiaries.

    COMBINED FINANCIAL POSITION
                                                      March 31  December 31
                                                         1994       1993
                                                      ---------  ----------
                                                       Millions of dollars
                         ASSETS
Cash and equivalents                                  $    48.7  $    41.3
Investments:
   Available-for-sale                                     184.6      182.5
   Held-to-maturity                                       441.8      450.6
                                                      ---------  ---------
    Total investments                                     626.4      633.1
Notes and accounts receivable<F1>                         253.7      266.8
Reinsurance recoverables                                  662.8      653.5
Property, plant and equipment,
  less accumulated depreciation of
  $7.3 and $7.1                                             3.2        3.3
Excess of cost over net assets acquired                     0.2        0.2
Other assets                                               15.8       15.3
                                                      ---------  ---------
                                                      $ 1,610.8  $ 1,613.5
                                                      =========  =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $    26.1  $    26.0
Accrued employee compensation and benefits                  3.2        4.3
Income taxes payable                                      (14.1)     (14.3)
Unearned insurance premiums                                50.1       53.5
Reserves for insurance
  losses and claims <F1>                                1,215.7    1,210.7
Other liabilities                                          55.2       52.4
Halliburton Company equity, adjusted for net
  unrealized gains of $3.8 and $9.3                       274.6      280.9
                                                      ---------  ---------
                                                      $ 1,610.8  $ 1,613.5
                                                      =========  =========

   Includes $92.4 million at March 31, 1994, and $79.0 million at
   December 31, 1993, relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

  Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

    COMBINED OPERATING RESULTS
                                                          Three Months
                                                         Ended March 31
                                                      --------------------
                                                        1994       1993
                                                      ---------  ---------
                                                       Millions of dollars
Revenues:
  Direct premiums                                     $    29.3  $    41.0
  Premiums assumed                                         43.4       61.6
  Premiums ceded                                          (12.7)     (33.5)
                                                      ---------  ---------
  Net earned premiums and agency income<F1>                60.0       69.1
  Investment income                                        11.6       12.9
                                                      ---------  ---------
                                                           71.6       82.0
Operating costs and expenses:
  Underwriting expenses                                   104.4      176.5
  Reinsurance recoveries                                  (34.3)     (93.5)
  Investment expenses                                       0.2        0.2
  General and administrative                                3.4        1.3
                                                      ---------  ---------
                                                           73.7       84.5
                                                      ---------  ---------
Operating income (loss)                                    (2.1)      (2.5)
Foreign currency losses                                      -        (0.1)
                                                      ---------  ---------
Income (loss) before income taxes                          (2.1)      (2.6)
Benefit for income taxes                                    1.4        3.1
                                                      ---------  ---------
Net income (loss)                                     $    (0.7) $     0.5
                                                      =========  =========

   Included in net earned premiums and agency income are premiums for intercompany insurance coverage and services provided by the Insurance Services Group to the remainder of Halliburton Company. Such premiums and charges amounted to $10.5 million and $10.9 million for the three months ended March 31, 1994 and 1993, respectively.

     Insurance Services written premiums are as follows:

                                                          Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1994       1993
                                                      ---------  ---------
                                                       Millions of dollars
  Direct premiums                                     $    37.5  $    44.2
  Premiums assumed                                         43.4       60.6
  Premiums ceded                                          (15.7)     (32.4)
                                                      ---------  ---------
  Net written premiums and agency income              $    65.2  $    72.4
                                                      =========  =========

Note 6. Long-term debt
  The Company redeemed $33.8 million of its 4% notes in the first three months of 1994 and $19.8 million principal amount of its 9.25% debentures in the first three months of 1993.

Note 7. Commitments and Contingencies
  The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect
on the results of operations of the Company.   With respect to a site in
Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
  Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS) which is not expected to be completed until March, 1995. Although the entire Jasper County Superfund Site comprises 237 square miles, as listed on the National Priorities List, in the RI/FS scope of work the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs.
Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
  Halliburton Services Division of the Company (HSD) is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Five "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA recently instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit 2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs are negotiating an Administrative Order on Consent that will allow them to perform a site-wide RI/FS. Past response costs alleged by the EPA for Operable Unit 1, remediation costs estimates for Operable Units 2 and 3 and cost estimates to perform the RI/FS range in the aggregate from approximately $45 million to approximately $72 million. The Company does not believe that HSD's share of response and remediation costs for Operable Units 1, 2 and 3 and the RI/FS is likely to be material to the Company's financial statements. There are at present no reliable estimates of costs to remediate Operable Units 4 and 5, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that HSD's share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
  In April 1991, the U.S. Customs Service initiated an investigation of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
  Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owns an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. Although no communication has been received from the U.S. Government regarding this matter, it is possible the U.S. Government will take the position that such actions violated the Orders and the Regulations.
  On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.
  The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines. The Company has no information regarding, and cannot predict, the nature or type of sanctions, if any, which the U.S. Government may seek with respect to either of these matters.
  Prior to June 30, 1993, the Company's Highlands Insurance Company subsidiary (Highlands) wrote property insurance (including homeowners) in Florida through a reinsurance facility under which it ceded 93.5% of this line of business to various reinsurance companies retaining 6.5% of the risk of such policies. In January 1993, Highlands was notified by its reinsurers that reinsurance would not be available for policies written or renewed after June 30, 1993.
Highlands then withdrew from its property business in Florida in accordance with Florida's withdrawal statute and rules. In May 1993, Florida enacted a moratorium law which the Florida Department of Insurance (DOI) has construed as revoking Highlands' ability to non-renew homeowners policies as a means of effecting such withdrawal. In November 1993, the Florida legislature extended the moratorium for three years, allowed insurance companies to reduce the number of their homeowners policies by 5% per annum and established a catastrophe fund to reimburse insurance companies in the event of a hurricane or other catastrophe for 75% of losses in excess of two times annual property premiums written in the prior year. The protection offered by the catastrophe fund significantly reduces Highlands exposure to risk of hurricane related losses. On March 15, 1994, Highlands entered into an Agreement and Stipulation with the DOI providing for the dismissal, with prejudice, of five proceedings relating to Highlands' challenge of the validity of the moratorium law and a DOI order seeking to impose penalties and sanctions for certain notices of non-renewal issued by Highlands. Accordingly, due to the establishment of the catastrophe fund and the settlement of the pending litigation and administrative proceedings relating to the moratorium, this matter will not be included in future reports.
  The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

Note 8. Acquisitions and Dispositions
  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and quarterly installments of $5 million will be made thereafter.
  The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and a majority interest in an international joint venture company. Although the disposition of the remaining assets is uncertain, the remaining liabilities are expected to be settled over the next several months.
  In March 1993, the Company acquired the assets of Smith International, Inc.'s Directional Drilling Systems and Services business for 6,857,000 shares of Halliburton Company Common Stock previously held as treasury stock, valued at approximately $247 million. The Company recorded $135.8 million as excess of cost over net assets acquired. The excess of cost over net assets acquired will be amortized over 40 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

  Consolidated revenues were $1,376.3 million in the first quarter of 1994 compared to $1,559.5 million in the same quarter of the prior year. Excluding from the prior year the geophysical business which was divested in January 1994, consolidated revenues decreased by $78.4 million, or by 5%. Energy Services revenues, excluding geophysical revenues and the revenues of the directional drilling systems business, which was acquired at the end of the first quarter of 1993, decreased by 4% from the same quarter of the prior year. Engineering and Construction Services revenues declined by 10% from the first quarter of 1993 due primarily to lower energy related construction revenues in the Middle East, Europe and Africa. The 14% decline in Insurance Services revenues relates primarily to reduced earned premiums on discontinued lines of business.
  Consolidated operating income was $40.2 million in the first quarter of 1994 compared to $42.8 million in the same quarter of the prior year. Energy Services operating income decreased by 14% from the same quarter of the prior year due primarily to lower revenues in the Middle East and decreased margins in North America. The Company is continuing to adjust personnel levels to better match the current and foreseeable future market requirements. Reductions by Energy Services in the number of employees in the second quarter of 1994 are expected to exceed twelve hundred. It is expected that the expense of implementing these reductions will exceed the benefits during the 1994 second quarter but net cost reductions for the year will be realized. Engineering and Construction Services operating income was 14% higher than the same quarter of the prior year. Engineering and Construction Services operating income in the first quarter of 1994 includes a $5.0 million gain on the sale of an environmental remediation subsidiary. Insurance Services operating loss in the first quarter of 1994 includes $3.5 million of losses related to the California earthquake.
  Interest expense includes the reversals of $2.5 million and $3.3 million accruals for interest payable on income tax settlements in the first quarter of 1994 and 1993, respectively.
  Foreign currency losses were $3.3 million in the first quarter of 1994 compared to $4.3 million in the same quarter of the prior year. First quarter 1994 losses relate primarily to Brazil and Venezuela, net of $1.3 million in gains related to the devaluation of the Central African Franc and $2.1 million of gains realized on cumulative translation adjustments relating to the geophysical business sold.
  Net income in the first quarter of 1994 was $17.8 million, or 16 cents per share, compared to $18.8 million, or 18 cents per share, in the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million in cash and notes subject to certain adjustments. The notes received were sold in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to the buyer of geophysical services to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases and geophysical marine vessels and closing duplicate facilities. The Company paid the initial installment on the notes of $33.8 million in the first quarter of 1994. Proceeds from the sale of geophysical services were used to reduce debt and fund other internal cash requirements.
  Cash flows from operating activities increased by $20.0 million in the first quarter of 1994 over the first quarter of 1993.
  Cash flows from investing activities were $157.4 million in the first quarter of 1994 compared to a use of $70.2 million in the first quarter of 1993. The 1994 increase is due to proceeds from the sale of geophysical services, the sale of two small subsidiaries, along with reduced outflows for software development and capital expenditures and the elimination of outflows related to geophysical speculative data.
  Cash flows used for financing activities were $144.4 million in the first quarter of 1994 compared to $37.1 million in the same quarter of the prior year. The 1994 increase in outflows is due to the payment of short-term indebtedness and the $33.8 million installment on the note issued by the Company to the buyer of geophysical services.
  The Company has sufficient ability to borrow additional short-term and long-term funds for anticipated needs. The Company will redeem the remaining $23.8 million of its 10.2% debentures in the second quarter of 1994.

ENVIRONMENTAL MATTERS

   The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. See Note 7 to the financial statements for a description of these two sites and a further discussion of the possible impact on the results of operations and the financial condition of the Company.

EXPORT MATTERS

   See Note 7 to the financial statements concerning certain export and export related matters, including a United States government investigation of exports and re-exports by a former subsidiary of the Company.


PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.

3. Exhibits
   11.  Statement regarding computation of per share earnings.
(b)   Reports on Form 8-K.
   Current Report on Form 8-K dated January 11, 1994, relating to completion of the sale of its geophysical business to Western Atlas, International, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALLIBURTON COMPANY
                                             (Registrant)


Date   May 11, 1994                     By     (Thomas H. Cruikshank)
                                                Thomas H. Cruikshank
                                             Chairman of the Board and
                                              Chief Executive Officer


Date   May 11, 1994                     By     (Jerry H. Blurton)
                                                Jerry H. Blurton
                                             Vice President-Finance
                                           Principal Financial Officer


Date   May 11, 1994                       By     (Scott R. Willis)
                                                  Scott R. Willis
                                                    Controller
                                           Principal Accounting Officer

                               Index to Exhibits

11.  Statement regarding computation of earnings per share