Form 10-Q
period 1994-06-30
HALLIBURTON CO
filed 1994-08-02
CIK 45012

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1994

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
 Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 29, 1994   114,116,517

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30  December 31
                                                           1994        1993
                                                        --------   --------
                                               Millions of dollars and shares
                       ASSETS
Cash and equivalents                                  $    88.0  $    48.8
  Investments:
  Available-for-sale                                      180.2      182.5
  Held-to-maturity                                        461.2      474.0
                                                      ---------  ---------
    Total investments                                     641.4      656.5
Receivables:
  Notes and accounts receivable                         1,347.6    1,304.2
  Unbilled work on uncompleted contracts                  190.9      180.4
  Refundable Federal income taxes                           6.5       71.5
                                                      ---------  ---------
    Total receivables                                   1,545.0    1,556.1
Inventories                                               345.4      369.0
Reinsurance recoverables                                  664.7      653.5
Property, plant and equipment,
  less accumulated depreciation
  of $2,557.0 and $2,523.1                              1,117.6    1,152.8
Equity in and advances to related companies                92.1       86.0
Excess of cost over net assets acquired                   216.3      219.2
Deferred income taxes                                     167.9      199.5
Assets held for sale                                       33.4      219.7
Other assets                                              279.8      242.0
                                                      ---------  ---------
    Total assets                                      $ 5,191.6  $ 5,403.1
                                                      =========  =========


See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS  (Continued)
                                                        June 30   December 31
                                                           1994        1993
                                                        --------   --------
                                                 Millions of dollars and shares
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $   292.5  $   297.4
Accrued employee compensation and benefits                430.2      437.0
Advance billings on uncompleted contracts                 163.5      153.9
Income taxes payable                                        6.2       60.1
Short-term notes payable                                   23.4       92.0
Unearned insurance premiums                                47.6       53.5
Reserves for insurance losses and claims                1,134.2    1,131.7
Long-term debt                                            645.2      623.9
Other liabilities                                         619.6      662.4
Minority interest in consolidated subsidiaries              5.7        3.5
                                                      ---------  ---------
  Total liabilities                                     3,368.1    3,515.4
                                                      ---------  ---------
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares,
    issued 119.1 and 119.2 shares                         297.8      298.0
  Paid-in capital in excess of par value                  199.5      199.8
  Cumulative translation adjustment                       (25.0)     (24.8)
  Net unrealized gains on investments                       0.4        9.3
  Retained earnings                                     1,515.0    1,573.5
                                                      ---------  ---------
                                                        1,987.7    2,055.8
  Less 5.0 and 5.1 shares of
    treasury stock, at cost                               164.2      168.1
                                                      ---------  ---------
  Total shareholders' equity                            1,823.5    1,887.7
                                                      ---------  ---------
    Total liabilities and shareholders' equity        $ 5,191.6  $ 5,403.1
                                                      =========  =========

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Three Months              Six Months
                                   Ended June 30             Ended June 30
                                 --------------------    -------------------
                                    1994         1993       1994        1993
                                --------     --------   --------    --------
                                 Millions of dollars except per share data
Revenues                       $ 1,425.4    $ 1,596.6  $ 2,801.7   $ 3,156.1
Operating costs and expenses:
  Cost of revenues               1,383.5      1,476.4    2,668.7     2,938.9
  General and administrative        56.8         62.7      107.7       116.9
                               ---------    ---------  ---------   ---------
    Total operating costs
     and expenses                1,440.3      1,539.1    2,776.4     3,055.8
                               ---------    ---------  ---------   ---------
Operating income (loss)            (14.9)        57.5       25.3       100.3

Interest expense                   (11.0)       (12.6)     (21.0)      (22.2)
Interest income                      3.0          2.9        5.8         6.6
Foreign currency losses             (9.9)        (6.0)     (13.2)      (10.3)
Other nonoperating
  income, net                        0.7          0.2        1.2         0.2
                               ---------    ---------  ---------   ---------
Income (loss) before income
  taxes and minority interest      (32.1)        42.0       (1.9)       74.6
Benefit (provision)
  for income taxes                  12.9        (19.6)       0.8       (33.6)
Minority interest in net income
  (loss) of subsidiaries              -           0.5       (0.3)        0.7
                               ---------    ---------  ---------   ---------
Net income (loss)              $   (19.2)   $    22.9  $    (1.4)  $    41.7
                               =========      ========   ========    ========

Average number of common
  and common share
  equivalents outstanding          114.2        114.1      114.2       110.8
Income (loss) per share        $   (0.17)  $     0.20 $    (0.01) $     0.38
Cash dividends
  paid per share                    0.25         0.25       0.50        0.50

[FN]
See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Six Months
                                                        Ended June 30
                                                       -------------------
                                                            1994      1993
                                                       ---------  --------
                                                       Millions of dollars

Cash flows from operating activities:
  Net income (loss)                                   $    (1.4) $    41.7
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
      Depreciation and amortization                       133.4      150.8
      Provision for deferred income taxes                  21.4       29.1
      Other non-cash items                                  6.8        9.0
      Other changes, net of non-cash items:
        Receivables                                        46.5       (5.8)
        Inventories                                        18.5        6.5
        Insurance losses and claims net of
          reinsurance recoverables                         (8.7)     (28.2)
        Accounts payable and other                        (98.5)    (153.7)
                                                      ---------  ---------
  Total cash flows from operating activities              118.0       49.4
                                                      ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                   (101.0)    (126.4)
  Sales of property, plant and equipment                   23.6       15.5
  Sales (purchases) of subsidiary companies               191.6      (17.0)
  Sales or maturities of
    available-for-sale investments                         27.4         -
  Payments for available-for-sale investments             (35.9)        -
  Sales or maturities of held-to-maturity investments      44.4         -
  Payments for held-to-maturity investments               (30.7)        -
  Sales or maturities of marketable investments              -        88.3
  Payments for marketable investments                        -       (95.5)
  Other investing activities                               (5.7)     (46.4)
                                                      ---------  ---------
  Total cash flows from investing activities              113.7     (181.5)
                                                      ---------  ---------

[FN]
See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                           Six Months
                                                          Ended June 30
                                                        -------------------
                                                            1994      1993
                                                        --------   --------
                                                        Millions of dollars

Cash flows from financing activities:
  Payments on long-term borrowings                        (63.3)     (53.5)
  Borrowings (repayments) of short-term debt              (68.8)     131.9
  Payments of dividends to shareholders                   (57.1)     (55.1)
  Other financing activities                                0.2       (1.6)
                                                      ---------  ---------
  Total cash flows from financing activities             (189.0)      21.7
                                                      ---------  ---------
Effect of exchange rate changes on cash                    (3.5)      (1.8)
                                                      ---------  ---------
Increase (decrease) in cash and equivalents                39.2     (112.2)
Cash and equivalents at beginning of year                  48.8      233.3
                                                      ---------  ---------
Cash and equivalents at end of period                 $    88.0  $   121.1
                                                      =========  =========

Cash payments (refunds) during the period for:
  Interest                                            $    13.5  $    14.4
  Income taxes                                            (55.8)      35.0


See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation
  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1994, and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1994 and 1993 may not be indicative of results for the full year. Certain prior year amounts including cost of revenues and general and administrative expenses have been reclassified to conform with the current organizational structure of the Company.

Note 2. Inventories
  Consolidated inventories consisted of the following:

                                June 30   December 31
                                   1994      1993
                                  ------    ------
                               Millions of dollars

      Sales items               $ 101.5   $  91.3
      Supplies and parts          181.4     199.4
      Work in process              34.2      41.1
      Raw materials                28.3      37.2
                                -------   -------
          Total                 $ 345.4   $ 369.0
                                =======   =======


    About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $35.4 million and $37.0 million higher than reported at June 30, 1994, and December 31, 1993, respectively.

Note 3. Business Segment Information
  Revenues and operating income by business segment were the following for the three and six months ended June 30, 1994 and 1993:

                                     Three Months              Six Months
                                    Ended June 30            Ended June 30
                                ---------------------   --------------------
                                    1994         1993       1994        1993
                                --------     --------   --------    --------
                                             Millions of dollars
Revenues
  Energy services              $   605.6    $   698.4  $ 1,204.6   $ 1,388.2
  Engineering and
    construction services          764.1        839.4    1,480.3     1,638.0
  Insurance services<F1>            55.7         58.8      116.8       129.9
                               ---------    ---------  ---------   ---------
    Total revenues             $ 1,425.4    $ 1,596.6  $ 2,801.7   $ 3,156.1
                               =========    =========  =========   =========

<F1>    Excludes insurance revenues received from other segments of the
   Company.

                                     Three Months             Six Months
                                    Ended June 30            Ended June 30
                                 ---------------------   -------------------
                                    1994         1993       1994        1993
                                 --------     --------   --------    --------
                                              Millions of dollars
Operating income (loss)
  Energy services              $   (19.8)   $    34.5  $    13.7   $    73.3
  Engineering and
    construction services           11.4         29.3       25.9        42.0
  Insurance services                (0.1)        (0.7)      (2.2)       (3.2)
  General corporate expenses        (6.4)        (5.6)     (12.1)      (11.8)
                               ---------    ---------  ---------   ---------
    Total operating
       income (loss)           $   (14.9)   $    57.5  $    25.3   $   100.3
                               =========    =========  =========   =========

Note 4. Income Per Share
  Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

Note 5. Insurance Subsidiaries
  The condensed consolidated financial statements include property and casualty insurance subsidiaries.

COMBINED FINANCIAL POSITION
                                                        June 30  December 31
                                                           1994       1993
                                                        --------   --------
                                                        Millions of dollars
                           ASSETS
Cash and equivalents                                  $    45.5  $    41.3
Investments:
   Available-for-sale                                     180.2      182.5
   Held-to-maturity                                       436.4      450.6
                                                      ---------  ---------
    Total investments                                     616.6      633.1
Notes and accounts receivable<F1>                         241.2      266.8
Reinsurance recoverables                                  664.7      653.5
Property, plant and equipment,
  less accumulated depreciation of
  $7.6 and $7.1                                             3.3        3.3
Excess of cost over net assets acquired                     0.2        0.2
Other assets                                               25.4       15.3
                                                      ---------  ---------
                                                      $ 1,596.9  $ 1,613.5
                                                      =========  =========

              LIABILITIES AND SHAREHOLDERS'EQUITY
Accounts payable                                      $    11.8  $    26.0
Accrued employee compensation and benefits                  4.1        4.3
Income taxes payable                                      (14.5)     (14.3)
Unearned insurance premiums                                47.6       53.5
Reserves for insurance
  losses and claims <F1>                                1,213.2    1,210.7
Other liabilities                                          65.7       52.4
Halliburton Company equity, adjusted for net
  unrealized gains of $0.4 and $9.3                       269.0      280.9
                                                      ---------  ---------
                                                      $ 1,596.9  $ 1,613.5
                                                      =========  =========

   *Includes $79.0 million at June 30, 1994, and $79.0 million at December 31, 1993, relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

  Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

COMBINED OPERATING RESULTS
                                     Three Months              Six Months
                                    Ended June 30             Ended June 30
                                 --------------------    --------------------
                                     1994         1993       1994        1993
                                 --------     --------   --------    --------
                                              Millions of dollars
Revenues:
  Direct premiums              $    84.0    $   102.3  $   113.3   $   143.3
  Premiums assumed                  27.7         42.0       71.1       103.6
  Premiums ceded                   (59.8)       (85.9)     (72.5)     (119.4)
                               ---------    ---------  ---------   ---------
  Net earned premiums
   and agency income<F1>            51.9         58.4      111.9       127.5
  Investment income                 11.6         12.1       23.2        25.0
                               ---------    ---------  ---------   ---------
                                    63.5         70.5      135.1       152.5
Operating costs and expenses:
  Underwriting expenses             72.4        120.8      176.8       297.3
  Reinsurance recoveries           (13.5)       (51.5)     (47.8)     (145.0)
  Investment expenses                0.2          0.2        0.4         0.4
  General and administrative         4.5          1.7        7.9         3.0
                               ---------    ---------  ---------   ---------
                                    63.6         71.2      137.3       155.7
                               ---------    ---------  ---------   ---------
Operating income (loss)             (0.1)        (0.7)      (2.2)       (3.2)
Foreign currency
  gains (losses)                     0.3         (0.4)       0.3        (0.5)
Nonoperating expense, net             -          (0.1)        -         (0.1)
                               ---------    ---------  ---------   ---------
Income (loss) before
 income taxes                        0.2         (1.2)      (1.9)       (3.8)
Benefit (provision)
  for income taxes                  (2.1)         2.5       (0.7)        5.6
                               ---------    ---------  ---------   ---------
Net income (loss)              $    (1.9)   $     1.3  $    (2.6)  $     1.8
                               =========    =========  =========   =========

    *Included in net earned premiums and agency income are premiums for intercompany insurance coverage and services provided by the Insurance Services Group to the remainder of Halliburton Company. Such premiums and charges amounted to $7.8 million and $11.7 million for the three months ended June 30, 1994 and 1993, respectively, and $18.3 million and $22.6 million for the six months ended June 30, 1994 and 1993, respectively.

Insurance Services written premiums are as follows:

                                     Three Months             Six Months
                                    Ended June 30           Ended June 30
                               -----------------------  --------------------
                                    1994         1993       1994        1993
                                 --------     --------   -------    --------
                                              Millions of dollars
  Direct premiums              $    82.0    $   100.0  $   119.5   $   144.2
  Premiums assumed                  29.3         41.8       72.7       102.4
  Premiums ceded                   (60.7)       (88.0)     (76.4)     (120.4)
                               ---------    ---------  ---------   ---------
  Net written premiums
    and agency income          $    50.6    $    53.8  $   115.8   $   126.2
                               =========    =========  =========   =========

Note 6. Long-term debt
  The Company redeemed $38.8 million of its 4% notes and $23.8 million principal amount of its 10.2% debentures in the first six months of 1994 and $19.8 million principal amount of its 9.25% debentures and $33.3 million principal amount of its 10.2% debentures in the first six months of 1993.

Note 7. Commitments and Contingencies
  The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect
on the results of operations of the Company.   With respect to a site in
Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
  Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS) which is not expected to be completed until March 1995. Although the entire Jasper County Superfund Site comprises 237 square miles, as listed on the National Priorities List, in the RI/FS scope of work the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs.
Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.

  Halliburton Services Division of the Company (HSD) is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Five "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA recently instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit 2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs are negotiating an Administrative Order on Consent that will allow them to perform a site-wide RI/FS. Past response costs alleged by the EPA for Operable Unit 1, remediation costs estimates for Operable Units 2 and 3 and cost estimates to perform the RI/FS range in the aggregate from approximately $45 million to approximately $72 million. The Company does not believe that HSD's share of response and remediation costs for Operable Units 1, 2 and 3 and the RI/FS is likely to be material to the Company's financial statements. There are at present no reliable estimates of costs to remediate Operable Units 4 and 5, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that HSD's share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
  In April 1991, the U.S. Customs Service initiated an investigation of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
  Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owned an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. The Company believes the U.S. Government will take the position that such actions violated the Orders and the Regulations.
  On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.

  The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines. The Company cannot predict the nature or type of sanctions, if any, which the U.S. Government may seek with respect to either of these matters.
  The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

Note 8. Acquisitions and Dispositions
  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and eight quarterly installments of $5 million are payable thereafter.
  The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and a majority interest in an international joint venture company. Although the disposition of the remaining assets is uncertain, the remaining liabilities are expected to be settled over the next several months.
  In March 1993, the Company acquired the assets of Smith International, Inc.'s Directional Drilling Systems and Services business for 6,857,000 shares of Halliburton Company Common Stock previously held as treasury stock, valued at approximately $247 million. The Company recorded $135.8 million as excess of cost over net assets acquired. The excess of cost over net assets acquired will be amortized over 40 years.

Note 9.  Energy Services Severance Costs
  In the second quarter of 1994, the Company recognized severance costs of $42.6 million, net of $12.7 million which was previously accrued, to provide for the termination of about 2,000 Energy Services employees. The terminations mostly impact middle and senior management levels and various product line support and general and administrative employees. Approximately two-thirds of the terminations occurred in the second quarter with the remainder to occur over the second half of 1994. At June 30, 1994, the remaining liability for these severance costs was $25.2 million.

Management's Discussion and Analysis of Financial Condition and Results of
    Operations.

RESULTS OF OPERATIONS

Second Quarter of 1994 Compared to Second Quarter of 1993
  Consolidated revenues were $1,425.4 million in the second quarter of 1994 compared to $1,596.6 million in the same quarter of the prior year. Excluding geophysical services which was divested in January 1994, consolidated revenues decreased by $78.1 million, or by 5%. Energy Services revenues, excluding geophysical services, were about the same as the second quarter of 1993. Engineering and Construction Services revenues declined by 9% from the second quarter of 1993 due primarily to lower energy related construction revenues in the Middle East, Europe and Africa. The 5% decline in Insurance Services revenues relates primarily to reduced earned premiums on discontinued lines of business.
  Consolidated operating income was a loss of $14.9 million in the second quarter of 1994 compared to income of $57.5 million in the same quarter of the prior year. In the second quarter of 1994, the Company recognized severance costs of $42.6 million to provide for the termination of about 2,000 Energy Services employees. Excluding the impact of the 1994 severance costs and geophysical services in 1993, consolidated operating income was $27.7 million in the second quarter of 1994 compared to $61.3 million in the same quarter of the prior year. Energy Services operating income, excluding the 1994 severance costs and geophysical services in 1993, was down from the same quarter of the prior year due primarily to lower revenues from decreased activities in the North Sea, Middle East and Asia Pacific, market disturbances in Nigeria and Yemen, unsettled economic, political and business conditions in CIS and pricing pressures in North America. Engineering and Construction Services operating income in the second quarter of 1994 was 61% lower than the same quarter of the prior year. Engineering and Construction Services operating income in the second quarter of 1994 includes $16.0 million in contract losses on North Sea pipeline projects and an electrical utility plant project in the United States. The second quarter of 1993 Engineering and Construction Services operating income included $9.6 million (compared to $1.3 million in the second quarter of 1994) of income resulting primarily from improved collections on work performed in Libya by foreign subsidiaries of the Company. Insurance Services operating loss was about the same in the second quarter of 1994 compared to the second quarter of 1993. The second quarter of 1994 operating loss includes losses from discontinued business in the United Kingdom of $13.1 million, partially offset by an $8.4 million refund from the Texas Workers' Compensation Assigned Risk Pool. The second quarter of 1993 operating loss included additional loss development relating to Hurricane Andrew, the World Trade Center bombing and winter storms in the northeast, partially offset by a refund from the Texas Workers' Compensation Assigned Risk Pool.

  Foreign currency losses were $9.9 million in the second quarter of 1994 compared to $6.0 million in the second quarter of 1993. The second quarter of 1994 losses relate primarily to losses in Venezuela of $5.6 million due to significant currency devaluations and continuing declines in exchange rates in Brazil.
  Net income in the second quarter of 1994 was a loss of $19.2 million, or 17 cents per share, compared to income of $22.9 million, or 20 cents per share, in the second quarter of 1993. Excluding the 1994 severance costs and geophysical services in 1993, net income in the second quarter of 1994 would have been $8.5 million, or seven cents per share, compared to $31.1 million, or 27 cents per share, in the second quarter of 1993.

First Six Months of 1994 Compared to First Six Months of 1993
  Consolidated revenues for the first six months of 1994 were $2,801.7 million compared to $3,156.1 million in the first six months of 1993. Excluding geophysical services, consolidated revenues decreased by $156.5 million, or by 5%. Energy Services revenues, excluding geophysical services, increased by 1% over the first six months of 1993 due primarily to the acquisition of directional drilling systems business at the end of the first quarter of 1993. Engineering and Construction Services revenues decreased by 10% from the first six months of 1993 due primarily to lower energy related construction revenues in the Middle East, Europe and Africa. The 10% decline in Insurance Services revenues relates primarily to reduced earned premiums on discontinued lines of business.
  Consolidated operating income was $25.3 million in the first six months of 1994 compared to $100.3 million in the first six months of 1993. Excluding the 1994 severance costs and geophysical services in 1993, consolidated operating income would have been $67.9 million in the first six months of 1994 compared to $103.6 million in the first six months of 1993. Energy Services operating income, excluding the 1994 severance costs and geophysical services in 1993, was $56.3 million compared to $76.6 million in the first six months of 1993. The decrease in Energy Services operating income is due primarily to lower revenues from decreased activities in the North Sea, Middle East and Asia Pacific, market disturbances in Nigeria and Yemen, unsettled economic, political and business conditions in CIS and pricing pressures in North America. Engineering and Construction Services operating income was 38% lower than the first six months of 1993 due primarily to losses on contracts incurred in the second quarter of 1994. Engineering and Construction Services operating income in the first six months of 1994 includes a $5.0 million gain on the sale of an environmental remediation subsidiary. Engineering and Construction Services operating income in the first six months of 1993 included $10.2 million (compared to $2.6 million in the first six months of 1994) of income resulting primarily from improved collections on work performed in Libya by foreign subsidiaries of the Company. Insurance Services operating loss declined by $1.0 million from the first six months of 1993 due primarily to lower catastrophic losses, partially offset by higher losses from discontinued lines of business in the United Kingdom.

  Interest expense in the first six months of 1994 and 1993 include the reversal of $2.5 million and $3.3 million, respectively, accruals for interest payable on income tax settlements.
  Foreign currency losses were $13.2 million in the first six months of 1994 compared to $10.3 million in the first six months of 1993. Foreign currency losses in 1994 relate primarily to losses in the second quarter in Venezuela of $5.6 million due to significant currency devaluations and continuing declines in exchange rates in Brazil. These losses were partially offset by $1.3 million in gains related to the devaluation of the Central African Franc and $2.1 million of gains realized on geophysical business cumulative translation
adjustments.   Foreign currency losses in 1993 relate primarily to Brazil and
Venezuela and African currency exposures.
  Net income for the first six months of 1994 was a loss of $1.4 million, or one cent per share, compared to income for the first six months of 1993 of $41.7 million, or 38 cents per share. Excluding the 1994 severance costs and geophysical services in 1993, net income for the first six months of 1994 would have been $26.3 million, or 23 cents per share, compared to $50.1 million, or 45 cents per share for the first six months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million in cash and notes subject to certain adjustments. The notes received were sold in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to the buyer of geophysical services to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company has paid installments of $38.8 million in the first six months of 1994. Proceeds from the sale of geophysical services were used to reduce debt and fund other internal cash requirements.
  The sale of geophysical services further enhanced the Company's cash flows in the first six months of 1994 by eliminating a source of historically negative cash flows. Cash flows from operating activities increased by $68.6 in the first six months of 1994 over the first six months of 1993.
  Cash flows from investing activities provided $113.7 million in cash in the first six months of 1994 compared to a use of $181.5 million in the first six months of 1993. The 1994 increase is due to proceeds from the sale of geophysical services, the sale of two small subsidiaries, along with reduced outflows for software development and capital expenditures and the elimination of outflows related to geophysical speculative data.

  Cash flows used for financing activities were $189.0 million in the first six months of 1994 compared to cash provided of $21.7 million in the first six months of 1993. The 1994 increase in outflows is related to the reduction of short-term indebtedness, the redemption of the remaining $23.8 million of its 10.2% debentures and $38.8 million in installments on the note issued by the Company to the buyer of geophysical services.
  The Company has sufficient ability to borrow additional short-term and long-term funds if necessary.
  The Company plans to sell its natural gas compression business and its industrial services business as part of the Company's strategic planning program of concentrating on core business activities. Each business had revenues in 1993 of approximately $45 million. The Company anticipates the sales to occur by the end of 1994. If the sales are successful, the Company believes the proceeds from the sale of its natural gas compression business will substantially increase the cash position of the Company and a significant gain will be realized.

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

EXPORT MATTERS

  See Note 7 to the financial statements concerning certain export and export related matters including a United States Government investigation of exports and re-exports by subsidiaries of the Company.

Part II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 17, 1994, stockholders of the Company were asked to consider and act upon (i) the election of Directors for the ensuing year, (ii) a proposal to ratify the appointment of Arthur Andersen & Co. as independent accountants to examine the financial statements and books and records of the Company for 1994 and
(iii) a shareholder proposal requesting that the Board of Directors take necessary steps to provide for cumulative voting in the election of Directors. Set forth below with respect to each such matter, where applicable, is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

    a.  Election of Directors:

Name of Nominee        Votes For           Votes Withheld

Anne L. Armstrong      96,202,142          1,168,203
Robert W. Campbell     96,184,506          1,185,839
Lord Clitheroe         96,232,248          1,138,097
Robert L. Crandall     96,220,101          1,150,244
Thomas H. Cruikshank   96,124,971          1,245,374
William R. Howell      96,237,690          1,132,655
Dale P. Jones          96,185,291          1,185,054
C. J. Silas            96,225,144          1,145,201
Roger T. Staubach      96,191,651          1,178,694
Richard J. Stegemeier  96,234,118          1,136,227
E. L. Williamson       96,220,791          1,149,554


   b. Proposal to ratify the appointment of Arthur Andersen & Co. as independent accountants to examine the financial statements and books and records of the Company for 1994:

   Number of Votes For                      96,636,656
   Number of Votes Against                     411,388
   Number of Votes Abstaining                  322,301
   Number of Broker Non-Votes                        0


   c.  Shareholder proposal relating to cumulative voting in the election of
Directors:

   Number of Votes For                     37,650,251
   Number of Votes Against                 44,553,994
   Number of Votes Abstaining               5,474,796
   Number of Broker Non-Votes               9,691,304

Item 6.  Exhibits and Reports on Form 8-K

3. Exhibits

11.  Statement regarding computation of earnings per share.

(b)
   Reports on Form 8-K
   A report was filed on Form 8-K dated May 2, 1994, reporting on Item 5. Other Events, regarding a press release dated May 2, 1994 regarding the Company's first quarter earnings.

   A report was filed on Form 8-K dated May 17, 1994, reporting on Item 5. Other events, regarding a press release dated May 20, 1994, announcing Richard J. Stegemeier as a member of the Company's Board of Directors.

   A report was filed on Form 8-K dated June 21, 1994, reporting on Item 5. Other events, regarding a press release dated June 21, 1994, regarding a coiled tubing drilling program.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HALLIBURTON COMPANY
                                             (Registrant)




Date   August 1, 1994                   By  /s/ Thomas H. Cruikshank
                                                Thomas H. Cruikshank
                                              Chairman of the Board and
                                               Chief Executive Officer




Date   August 1, 1994                   By  /s/ Jerry H. Blurton
                                                Jerry H. Blurton
                                              Vice President-Finance
                                             Principal Financial Officer




Date August 1, 1994                     By  /s/  Scott R. Willis
                                                 Scott R. Willis
                                                     Controller
                                            Principal Accounting Officer

                               Index to Exhibits



11.  Statement regarding computation of earnings per share