Form 10-Q
period 1994-09-30
HALLIBURTON CO
filed 1994-11-14
CIK 45012

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1994

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
 Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at November 4, 1994   114,105,395

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   September 30  December 31
                                                          1994       1993
                                                        --------   --------
                                              Millions of dollars and shares
                 ASSETS
Cash and equivalents                                  $   174.2  $    48.8
  Investments:
  Available-for-sale                                      207.2      182.5
  Held-to-maturity                                        441.2      474.0
                                                      ---------  ---------
    Total investments                                     648.4      656.5
Receivables:
  Notes and accounts receivable                         1,301.0    1,304.2
  Unbilled work on uncompleted contracts                  177.6      180.4
  Refundable Federal income taxes                          26.5       71.5
                                                      ---------  ---------
    Total receivables                                   1,505.1    1,556.1
Inventories                                               319.3      369.0
Reinsurance recoverables                                  658.1      653.5
Property, plant and equipment,
  less accumulated depreciation
  of $2,509.5 and $2,523.1                              1,106.7    1,152.8
Equity in and advances to related companies                94.0       86.0
Excess of cost over net assets acquired                   214.9      219.2
Deferred income taxes                                     151.0      199.5
Assets held for sale                                       29.5      219.7
Other assets                                              259.7      242.0
                                                      ---------  ---------
    Total assets                                      $ 5,160.9  $ 5,403.1
                                                      =========  =========

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS  (Continued)
                                                   September 30  December 31
                                                          1994       1993
                                                        --------   --------
                                             Millions of dollars and shares
   LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $   252.8  $   297.4
Accrued employee compensation and benefits                432.2      437.0
Advance billings on uncompleted contracts                 176.4      153.9
Income taxes payable                                       17.4       60.1
Short-term notes payable                                   22.6       92.0
Unearned insurance premiums                                50.4       53.5
Reserves for insurance losses and claims                1,112.9    1,131.7
Long-term debt                                            642.1      623.9
Other liabilities                                         601.6      662.4
Minority interest in consolidated subsidiaries              4.4        3.5
                                                      ---------  ---------
  Total liabilities                                     3,312.8    3,515.4
                                                      ---------  ---------
Commitments and contingencies

Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares,
    issued 119.1 and 119.2 shares                         297.8      298.0
  Paid-in capital in excess of par value                  200.7      199.8
  Cumulative translation adjustment                       (21.1)     (24.8)
  Net unrealized gains on investments                      (3.7)       9.3
  Retained earnings                                     1,538.2    1,573.5
                                                      ---------  ---------
                                                        2,011.9    2,055.8
  Less 5.0 and 5.1 shares of
    treasury stock, at cost                               163.8      168.1
                                                      ---------  ---------
  Total shareholders' equity                            1,848.1    1,887.7
                                                      ---------  ---------
    Total liabilities and shareholders' equity        $ 5,160.9  $ 5,403.1
                                                      =========  =========

See notes to condensed consolidated financial statements.

                             HALLIBURTON COMPANY
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    Three Months             Nine Months
                                  Ended September 30      Ended September 30
                                 --------------------    -------------------
                                   1994         1993       1994        1993
                                 --------     --------   --------    --------
                                 Millions of dollars except per share data
Revenues                       $ 1,405.4    $ 1,541.4  $ 4,207.1   $ 4,697.5
Operating costs and expenses:
  Cost of revenues               1,260.9      1,699.8    3,929.6     4,638.7
  General and administrative        45.9         52.1      153.6       169.0
                               ---------    ---------  ---------   ---------
    Total operating costs
     and expenses                1,306.8      1,751.9    4,083.2     4,807.7
                               ---------    ---------  ---------   ---------
Operating income (loss)             98.6       (210.5)     123.9      (110.2)

Interest expense                   (12.6)       (13.9)     (33.6)      (36.1)
Interest income                      2.6          3.2        8.4         9.8
Foreign currency losses             (2.1)        (7.5)     (15.3)      (17.8)
Other nonoperating
  income, net                       (0.8)         0.2        0.4         0.4
                               ---------    ---------  ---------   ---------
Income (loss) before income
  taxes and minority interest       85.7       (228.5)      83.8      (153.9)
Benefit (provision)
  for income taxes                 (34.3)        67.4      (33.5)       33.8
Minority interest in net income
  (loss) of subsidiaries             0.3          0.4         -          1.1
                               ---------    ---------  ---------   ---------
Net income (loss)              $    51.7    $  (160.7) $    50.3   $  (119.0)
                               =========    ========== ==========  ==========

Average number of common
  and common share
  equivalents outstanding          114.2        114.1      114.2       111.9
Income (loss) per share        $    0.45    $   (1.41) $    0.44   $   (1.06)
Cash dividends
  paid per share                    0.25         0.25       0.75        0.75
See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           Nine Months
                                                        Ended September 30
                                                        -------------------
                                                          1994       1993
                                                        --------  ---------
                                                        Millions of dollars
Cash flows from operating activities:
  Net income (loss)                                   $    50.3  $  (119.0)
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
      Depreciation and amortization                       195.2      294.7
      Provision (benefit) for deferred income taxes        46.4      (19.2)
      Other non-cash items                                 10.7       61.3
      Other changes, net of non-cash items:
        Receivables                                       115.3       39.3
        Inventories                                        45.1       11.0
        Insurance losses and claims net of
          reinsurance recoverables                        (23.4)      (9.6)
        Accounts payable and other                       (143.0)     (86.3)
                                                      ---------  ---------
  Total cash flows from operating activities              296.6      172.2
                                                      ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                   (154.2)    (180.6)
  Sales of property, plant and equipment                   41.3       19.1
  Sales (purchases) of subsidiary companies               185.1      (26.8)
  Sales or maturities of
    available-for-sale investments                         29.8         -
  Payments for available-for-sale investments             (69.5)        -
  Calls or maturities of held-to-maturity investments      75.7         -
  Payments for held-to-maturity investments               (41.6)        -
  Sales or maturities of marketable investments              -       135.9
  Payments for marketable investments                        -      (117.0)
  Other investing activities                               (6.5)     (68.9)
                                                      ---------  ---------
  Total cash flows from investing activities               60.1     (238.3)
                                                      ---------  ---------

                              HALLIBURTON COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                           Nine Months
                                                        Ended September 30
                                                        -------------------
                                                          1994       1993
                                                        --------- ---------
                                                        Millions of dollars
Cash flows from financing activities:
  Payments on long-term borrowings                        (68.3)     (53.5)
  Borrowings (repayments) of short-term debt              (73.7)     154.2
  Payments of dividends to shareholders                   (85.6)     (83.6)
  Other financing activities                               (0.5)      (3.1)
                                                      ---------  ---------
  Total cash flows from financing activities             (228.1)      14.0
                                                      ---------  ---------
Effect of exchange rate changes on cash                    (3.2)      (4.0)
                                                      ---------  ---------
Increase (decrease) in cash and equivalents               125.4      (56.1)
Cash and equivalents at beginning of year                  48.8      233.3
                                                      ---------  ---------
Cash and equivalents at end of period                 $   174.2  $   177.2
                                                      =========  =========
Cash payments (refunds) during the period for:
  Interest                                            $    25.8  $    25.9
  Income taxes                                            (38.2)      26.0

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation
  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1994, and the results of its operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1994 and 1993 may not be indicative of results for the full year. Certain prior year amounts including cost of revenues and general and administrative expenses have been reclassified to conform with the current organizational structure of the Company.

Note 2. Inventories
    Consolidated inventories consisted of the following:

                             September 30 December 31
                                  1994      1993
                                -------    -------
                               Millions of dollars
      Sales items               $ 104.8   $  91.3
      Supplies and parts          158.2     199.4
      Work in process              26.7      41.1
      Raw materials                29.6      37.2
                                -------   -------
          Total                 $ 319.3   $ 369.0
                                =======   =======

  About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $33.1 million and $37.0 million higher than reported at September 30, 1994, and December 31, 1993, respectively.

Note 3. Business Segment Information
  Revenues and operating income by business segment were the following for the three and nine months ended September 30, 1994 and 1993:

                                   Three Months             Nine Months
                                 Ended September 30      Ended September 30
                               ---------    ---------  ---------   ---------
                                   1994         1993       1994        1993
                               ---------    ---------   --------   ---------
                                             Millions of dollars
Revenues
  Energy services              $   642.8    $   733.6  $ 1,847.4   $ 2,121.8
  Engineering and
    construction services          704.8        746.3    2,185.1     2,384.3
  Insurance services<F1>            57.8         61.5      174.6       191.4
                               ---------    ---------  ---------   ---------
    Total revenues             $ 1,405.4    $ 1,541.4  $ 4,207.1   $ 4,697.5
                               =========    =========  =========   =========

<F1>    Excludes insurance revenues received from other segments of the
   Company.

                                    Three Months             Nine Months
                                  Ended September 30      Ended September 30
                                 ---------------------   --------------------
                                   1994         1993       1994        1993
                                 --------     --------   --------    --------
                                              Millions of dollars
Operating income (loss)
  Energy services              $    82.0    $  (192.6) $    95.7   $  (119.3)
  Engineering and
    construction services           20.3         14.1       46.2        56.1
  Insurance services                 1.8        (26.6)      (0.4)      (29.8)
  General corporate expenses        (5.5)        (5.4)     (17.6)      (17.2)
                               ---------    ---------  ---------   ---------
    Total operating
       income (loss)           $    98.6    $  (210.5) $   123.9   $  (110.2)
                               =========    =========  =========   =========

Note 4. Income Per Share
  Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

Note 5. Insurance Subsidiaries
  The condensed consolidated financial statements include property and casualty insurance subsidiaries.

    COMBINED FINANCIAL POSITION
                                                    September 30   December 31
                                                          1994       1993
                                                        --------   --------
                                                       Millions of dollars
             ASSETS
Cash and equivalents                                  $    48.4  $    41.3
Investments:
   Available-for-sale                                     207.2      182.5
   Held-to-maturity                                       416.9      450.6
                                                      ---------  ---------
    Total investments                                     624.1      633.1
Notes and accounts receivable<F1>                         247.6      266.8
Reinsurance recoverables                                  658.1      653.5
Property, plant and equipment, at cost
  less accumulated depreciation of
  $6.7 and $7.1                                             2.4        3.3
Excess of cost over net assets acquired                     0.1        0.2
Other assets                                               21.6       15.3
                                                      ---------  ---------
                                                      $ 1,602.3  $ 1,613.5
                                                      =========  =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $    25.0  $    26.0
Accrued employee compensation and benefits                  3.6        4.3
Income taxes payable                                      (14.8)     (14.3)
Unearned insurance premiums                                50.4       53.5
Reserves for insurance
  losses and claims <F1>                                1,199.8    1,210.7
Other liabilities                                          71.5       52.4
Halliburton Company equity, adjusted for net
  unrealized gains (losses) of $(3.7) and $9.3            266.8      280.9
                                                      ---------  ---------
                                                      $ 1,602.3  $ 1,613.5
                                                      =========  =========

    *Includes $86.9 million at September 30, 1994, and $79.0 million at December 31, 1993, relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

     Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

     COMBINED OPERATING RESULTS
                                    Three Months             Nine Months
                                  Ended September 30       Ended September 30
                                 --------------------    --------------------
                                   1994         1993       1994        1993
                                 --------     --------   --------    --------
                                              Millions of dollars
Revenues:
  Direct premiums              $    56.0    $    55.4  $   169.3   $   198.7
  Premiums assumed                  38.4         44.1      109.5       147.7
  Premiums ceded                   (36.3)       (36.8)    (108.8)     (156.2)
                               ---------    ---------  ---------   ---------
  Net earned premiums
   and agency income<F1>            58.1         62.7      170.0       190.2
  Investment income                 12.1         11.8       35.3        36.8
                               ---------    ---------  ---------   ---------
                                    70.2         74.5      205.3       227.0
Operating costs and expenses:
  Underwriting expenses            164.3        441.4      341.1       738.7
  Reinsurance recoveries          (100.1)      (342.4)    (147.9)     (487.4)
  Investment expenses                0.3          0.2        0.7         0.6
  General and administrative         3.9          1.9       11.8         4.9
                               ---------    ---------  ---------   ---------
                                    68.4        101.1      205.7       256.8
                               ---------    ---------  ---------   ---------
Operating income  income (loss)      1.8        (26.6)      (0.4)      (29.8)

Foreign currency
  gains (losses)                    (0.3)         0.7         -          0.2
Nonoperating expense, net           (0.6)          -        (0.6)       (0.1)
                               ---------    ---------  ---------   ---------
Income (loss) before
 income taxes                        0.9        (25.9)      (1.0)      (29.7)
Benefit (provision)
  for income taxes                   0.7          7.7         -         13.3
                               ---------    ---------  ---------   ---------
Net income (loss)              $     1.6    $   (18.2) $    (1.0)  $   (16.4)
                               =========    =========  =========   =========

*Included in net earned premiums and agency income are premiums for intercompany insurance coverage and services provided by the Insurance Services Group to the remainder of Halliburton Company. Such premiums and charges amounted to $12.4 million and $13.0 million for the three months ended September 30, 1994 and 1993, respectively, and $30.7 million and $35.6 million for the nine months ended September 30, 1994 and 1993, respectively.

    Insurance Services written premiums are as follows:

                                   Three Months             Nine Months
                                 Ended September 30       Ended September 30
                                ---------------------   --------------------
                                   1994         1993       1994        1993
                                --------     --------   --------    --------
                                             Millions of dollars
  Direct premiums              $    63.1    $    52.6  $   182.6   $   196.8
  Premiums assumed                  37.3         45.0      110.0       147.4
  Premiums ceded                   (36.2)       (40.7)    (112.6)     (161.1)
                               ---------    ---------  ---------   ---------
  Net written premiums
    and agency income          $    64.2    $    56.9  $   180.0   $   183.1
                               =========    =========  =========   =========

Note 6. Long-term debt
  The Company redeemed $43.8 million of its 4% notes and $23.8 million principal amount of its 10.2% debentures in the first nine months of 1994 and $19.8 million principal amount of its 9.25% debentures and $33.3 million principal amount of its 10.2% debentures in the first nine months of 1993.

Note 7. Commitments and Contingencies
  The Company received a statutory notice of deficiency for the 1989 tax year from the Internal Revenue Service of $51.8 million, excluding any penalties or interest. The Company believes it has meritorious defenses and does not expect that any liability resulting from the 1989 tax year will result in a material adverse effect on its results of operations or financial position.
  The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect
on the results of operations of the Company.   With respect to a site in
Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
  Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until March 1995. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs.
Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
  The Company is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Six "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit 2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs have entered into an Administrative Order on Consent that will allow them to perform a site-wide RI/FS (on Operable Unit 4). Past response costs alleged by the EPA for Operable Unit 1, remediation costs estimates for Operable Units 2 and 3 and cost estimates to perform the RI/FS range in the aggregate from approximately $46.5 million to approximately $66 million. The Company does not believe that its share of response and remediation costs for Operable Units 1, 2 and 3 and the RI/FS is likely to be material to the Company's financial statements. There are at present no reliable estimates of costs to remediate Operable Units 5 and 6, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that its share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
  In April 1991, the U.S. Customs Service initiated an investigation of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
  Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owned an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. The Company believes the U.S. Government will take the position that such actions violated the Orders and the Regulations.
  On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.
  The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines.
Although the Company cannot predict the exact nature of the sanctions the U.S. Government may seek with respect to these matters, the Company believes the U.S. Government will seek to impose civil penalties or criminal fines or both. In the opinion of the Company the amount of such penalties and fines would not be material to the results of operations or the consolidated financial position of the Company.
  The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

Note 8. Acquisitions and Dispositions
  In October 1994, the Company entered into a definitive agreement to sell its natural gas compression business for $205 million cash. In 1993, the natural gas compression business had revenues of about $50 million from operations in the United States and Canada. Closing of the sale, which is subject to receipt of certain regulatory approvals, is expected to be completed by the end of 1994.
  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and eight quarterly installments of $5 million are payable thereafter.
  The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and a majority interest in an international joint venture company. Although the disposition of the remaining assets is uncertain, the remaining liabilities are expected to be settled over the next several months.
  In March 1993, the Company acquired the assets of Smith International, Inc.'s Directional Drilling Systems and Services business for 6,857,000 shares of Halliburton Company Common Stock previously held as treasury stock, valued at approximately $247 million. The Company recorded $135.8 million as excess of cost over net assets acquired. The excess of cost over net assets acquired will be amortized over 40 years.

Note 9.  Energy Services Severance Costs
  In the second quarter of 1994, the Company recognized severance costs of $42.6 million, net of $12.7 million which was previously accrued, to provide for the termination of about 2,700 Energy Services employees. The terminations mostly impact middle and senior management levels and various product line support and general and administrative employees. Approximately sixty percent of the terminations occurred in the second quarter, and an additional twenty percent occurred in the third quarter with the remainder to occur over the next six months. At September 30, 1994, the remaining liability for these severance costs was $13.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Third Quarter of 1994 Compared to Third Quarter of 1993
   Consolidated revenues were $1,405.4 million in the third quarter of 1994 compared to $1,541.4 million in the same quarter of the prior year. Excluding the geophysical business which was divested in January 1994, consolidated revenues decreased by $49.6 million, or by 3%. Energy Services revenues, excluding the geophysical business, declined about 1% from the third quarter of the prior year. Engineering and Construction Services and Insurance revenues declined by 6% from the same quarter of the prior year.
   Consolidated operating income was $98.6 million in the third quarter of 1994 compared to a loss of $210.5 million in the third quarter of 1993. A number of items were recorded in the Company's consolidated statements of income for the three months ended September 30, 1993 as itemized in the table below:

                                Operating       Net
                                 Income       Income
                                 (Loss)       (Loss)
                               ---------    ---------
                                 Millions of dollars
Before special items
  and operations of the
  geophysical business         $    72.6    $    32.9
Divested geophysical
  operations                       (16.8)       (11.9)
                               ---------    ---------
                                    55.8         21.0
Estimated loss on sale
  of geophysical
  business in 1994                (234.0)      (204.0)
Claims loss reserves
  and suspension of
  underwriting activities
  in the United Kingdom            (32.3)       (24.5)
Internal Revenue
  Service settlement                  -          40.4
Change in Federal
  income tax laws                     -           6.4
                               ---------    ---------
As reported                    $  (210.5)   $  (160.7)
                               =========    =========

   Excluding the items noted above, consolidated operating income increased by 36% in the third quarter of 1994 over the same quarter of the prior year. Most of the increase in operating income is related to Energy Services cost reduction actions particularly in North America, partially offset by lower revenues from decreased activities in the North Sea, Middle East and Asia Pacific and market disturbances in Nigeria and Brazil. Energy Services operating income was $82.0 million in the third quarter of 1994 compared to $58.2 million in the same quarter of 1993, excluding the estimated loss on sale of geophysical business and the operations of the geophysical business. Energy Services operating income in the third quarter of 1993 includes
$13.1 million (compared to $3.4 million in the third quarter of 1994) resulting from a combination of ongoing operations and improved collections on work performed in Libya by foreign subsidiaries of the Company. Engineering and Construction Services operating income was $20.3 million in the third quarter of 1994 compared to $14.1 million in the same quarter of the prior year. The increase in operating income is primarily due to improved results on a North Sea pipelay project and petroleum and chemical and civil projects in the United States. Insurance Services operating income was $1.8 million in the third quarter of 1994 compared to $5.7 million in the same quarter of the prior year, excluding the item noted
above.   The decrease in Insurance Services operating income is primarily due to premium adjustments and workers' compensation refunds in 1993.
   Foreign currency losses were $2.1 million in the third quarter of 1994 compared to $7.5 million in the same quarter of the prior year. The decrease in the losses is primarily due to government mandated currency rate controls in Brazil and Venezuela in the third quarter of 1994.
   Net income in the third quarter of 1994 was $51.7 million, or 45 cents per share, compared to a net loss of $160.7 million, or $1.41 per share, in the third quarter of 1993. Excluding the items noted above, net income in 1993 would have been $32.9 million, or 29 cents per share.

First Nine Months of 1994 Compared to First Nine Months of 1993
   Consolidated revenues for the first nine months of 1994 were $4,207.1 million compared to $4,697.5 million in the first nine months of 1993. Excluding the geophysical business, consolidated revenues decreased by $206.1 million, or by 5%. Energy Services revenues, excluding the geophysical business, declined about 1% from the first nine months of 1993. Engineering and Construction Services revenues decreased by 8% from the first nine months of 1993 due primarily to lower energy related construction projects in the Middle East, Europe and Africa. The 9% decline in Insurance Services revenues relates primarily to reduced earned premiums on discontinued lines of business.
   A number of items were recorded in the Company's consolidated statements of income for the nine months ended September 30, 1994 and 1993 as itemized in the table below:

                                         1994                    1993
                               ----------------------  ---------------------
                                 Operating      Net      Operating     Net
                                  Income       Income     Income      Income
                                  (Loss)       (Loss)     (Loss)      (Loss)
                               ---------    ---------  ---------   ---------
                                             Millions of dollars
Before special items
  and operations of the
  geophysical business         $   166.5    $    78.0  $   176.2   $    83.0
Divested geophysical
  operations                          -            -       (20.1)      (20.3)
                               ---------    ---------  ----------  ---------
                                   166.5         78.0      156.1        62.7
Energy Services
  severance costs                  (42.6)       (27.7)        -           -
Estimated loss on sale
  of geophysical
  business in 1994                    -            -      (234.0)     (204.0)
Claims loss reserves
  and suspension of
  underwriting activities
  in the United Kingdom               -            -       (32.3)      (24.5)
Internal Revenue
  Service settlement                  -            -          -         40.4
Change in Federal
  income tax laws                     -            -          -          6.4
                               ---------    ---------  ---------   ---------
As reported                    $   123.9    $    50.3  $  (110.2)  $  (119.0)
                               =========    =========  =========   =========

   Consolidated operating income was $123.9 million in the first nine months of 1994 compared to a loss of $110.2 million in the first nine months of 1993. Excluding the items listed above, consolidated operating income would have been $166.5 million in the first nine months of 1994 compared to $176.2 million in the first nine months of 1993. Energy Services operating income, excluding the items noted above, was $138.3 million in the first nine months of 1994 compared to $134.8 million in the first nine months of 1993. The increase in Energy Services operating income is primarily due to the impact of cost reductions. These increases were partially offset by lower revenues from decreased activities in the North Sea, Middle East and Asia Pacific, along with market disturbances in Brazil, CIS, Nigeria and Yemen. Energy Services operating income in the first nine months of 1993 included $24.8 million (compared to $10.0 million in the first nine months of 1994) of income resulting primarily from improved collections on work performed in Libya by foreign subsidiaries of the Company. Engineering and Construction Services operating income was 18% lower than the first nine months of 1993 due primarily to losses on contracts incurred in the second quarter of 1994. Engineering and Construction Services operating income in the first nine months of 1994 includes a $5.0 million gain on the sale of an environmental remediation subsidiary. Engineering and Construction Services operating income in the first nine months of 1993 included $11.7 million (compared to $3.8 million in the first nine months of 1994) of income resulting primarily from improved collections on work performed in Libya by foreign subsidiaries of the Company. Insurance Services operating income, excluding the special item noted above, declined by $2.9 million from the first nine months of 1993 due primarily to higher losses from discontinued lines of business, partially offset by lower catastrophic losses.
   Interest expense in the first nine months of 1994 and 1993 include the reversal of $2.5 million and $3.3 million, respectively, accruals for interest payable on income tax settlements.
   Foreign currency losses were $15.3 million in the first nine months of 1994 compared to $17.8 million in the first nine months of 1993. The foreign currency losses in 1994 relate primarily to Brazil and Venezuela. These losses were partially offset by $1.3 million in gains related to the devaluation of the Central African Franc and $2.1 million of gains on geophysical business cumulative translation adjustments.
   Net income for the first nine months of 1994 was $50.3 million, or 44 cents per share, compared to a net loss of $119.0 million in the first nine months of 1993, or $1.06 per share. Excluding the items noted above, net income for the first nine months of 1994 would have been $78.0 million, or 68 cents per share, compared to $83.0 million, or 74 cents per share, in the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

   In January 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million in cash and notes subject to certain adjustments. The notes received were sold in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to the buyer of the geophysical business to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing duplicate facilities. The Company has paid installments of $43.8 million in the first nine months of 1994. Proceeds from the sale of the geophysical business were used to reduce debt and fund other internal cash requirements.
   The sale of geophysical services further enhanced the Company's cash flows in the first nine months of 1994 by eliminating a source of historically negative cash flows. Cash flows from operating activities increased by $124.4 million in the first nine months of 1994 over the first nine months of 1993.
   Cash flows from investing activities provided $60.1 million in cash in the first nine months of 1994 compared to a use of $238.3 million in the first nine months of 1993. The 1994 increase is due to proceeds from the sale of the geophysical business, the sale of two small subsidiaries, along with reduced outflows for software development and capital expenditures and the elimination of outflows related to geophysical speculative data.
   Cash flows used for financing activities were $228.1 million in the first nine months of 1994 compared to cash provided of $14.0 million in the first nine months of 1993. The 1994 increase in outflows is related to the reduction of short-term indebtedness, the redemption of the remaining $23.8 million of its 10.2% debentures and $43.8 million in installments on the note issued by the Company to the buyer of the geophysical business.
   The Company has sufficient ability to borrow additional short-term and long-term funds if necessary.
   The Company entered into a definitive agreement to sell its natural gas compression business for $205 million cash. In 1993, the natural gas compression business had revenues of about $50 million from operations in the United States and Canada. Closing of the sale, which is subject to receipt of certain regulatory approvals, is expected to be completed by the end of 1994. The completion of the sale of the natural gas compression business will substantially increase the cash position of the Company and a significant gain will be realized. The Company also announced its intent to sell its industrial services business, which had revenues in 1993 of approximately $45 million, as part of the Company's strategic planning program of concentrating on core business activities. The Company anticipates the sale of its industrial services business to occur by the end of 1994.

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

(b)
   Reports on Form 8-K
   A report was filed on Form 8-K dated July 6, 1994, reporting on Item 5. Other Events, regarding a press release dated June 29, 1994 regarding the Company's announcement of intent to invest $400 million in the logging services business.

   A report was filed on Form 8-K dated July 12, 1994, reporting on Item 5. Other Events, regarding a press release dated July 11, 1994, announcing the Company's intent to sell its industrial services business unit.

   A report was filed on Form 8-K dated July 22, 1994, reporting on Item 5. Other Events, regarding a press release dated July 21, 1994, regarding a dividend declaration of 25 cents per share.

   A report was filed on Form 8-K dated July 27, 1994, reporting on Item 5. Other Events, regarding a press release dated July 26, 1994, announcing the Company's intent to sell its natural gas compression business.

   A report was filed on Form 8-K dated July 29, 1994, reporting on Item 5. Other Events, regarding a press release dated July 28, 1994, regarding the Company's second quarter earnings.

   A report was filed on Form 8-K dated September 23, 1994, reporting on Item
   5. Other Events, regarding a press release dated September 21, 1994, announcing an alliance between the Company and a subsidiary of Energy Services Company for coiled tubing drilling services.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALLIBURTON COMPANY
                                             (Registrant)

Date   November 11, 1994                By  /s/ Thomas H. Cruikshank
                                                Thomas H. Cruikshank
                                              Chairman of the Board and
                                                Chief Executive Officer

Date   November 11, 1994                By  /s/ Jerry H. Blurton
                                                Jerry H. Blurton
                                              Vice President-Finance
                                            Principal Financial Officer

Date   November 11, 1994                By  /s/  Scott R. Willis
                                                 Scott R. Willis
                                                   Controller
                                            Principal Accounting Officer

                               Index to Exhibits


11.  Statement regarding computation of earnings per share

27.  Financial data schedule