Form 10-K
HALLIBURTON CO
filed 1995-03-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from--- to---

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                      WHICH REGISTERED
             -------------------                      -----------------
Common Stock par value $2.50 per share            New York Stock Exchange
Zero coupon convertible subordinated debentures
 due March 13, 2006                               New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.---

The aggregate market value of Common Stock held by nonaffiliates on March 21, 1995, determined using the per share closing price on the New York Stock Exchange Composite tape of $37.25 on that date was approximately
$4,253,900,000.

As of March 21, 1995, there were 114,199,702 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 21, 1995, are incorporated by reference into Part III of this report.

PART I

ITEM  1. BUSINESS.

     GENERAL DEVELOPMENT OF BUSINESS - Halliburton Company (the Company) was established in 1919 and incorporated under the laws of the state of Delaware in 1924. The Company provides energy services, engineering and construction services, and property and casualty insurance services.
     Information related to acquisitions and dispositions is set forth in Note 19 to the financial statements of this Annual Report.

     FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS - The Company is comprised of three business segments. See Note 12 to the financial statements of this Annual Report for financial information about these three business segments. Energy Services product sales were $307.9 million in 1994, $414.4 million in 1993 and $437.0 million in 1992.

     DESCRIPTION OF SERVICES AND PRODUCTS - The following is a summary which briefly describes the Company's services and products for each business segment. ENERGY SERVICES: Halliburton Energy Services (Energy Services) provides a wide range of services and products used in the exploration, development and production of oil and natural gas. Energy Services operates worldwide serving major oil companies, independent operators and national oil companies. The services and products provided by Energy Services include cementing, casing equipment and water control services; completion and production products; directional drilling systems, measurement while drilling, logging while drilling and mud logging services; open and cased hole logging and perforating services and logging and perforating products; well testing, reservoir description and evaluation services, tubing conveyed well completion systems and reservoir engineering services; stimulation and sand control services and tools and coiled tubing services; wellhead pressure control equipment, well control, hydraulic workover and downhole video services. In January, 1994, the Company sold substantially all of its geophysical business. In November, 1994, the Company sold its natural gas compression business, which was engaged in the sale and leasing of natural gas compressors and gas processing equipment. In December, 1994, the Company sold substantially all of its U.S. based self-elevating workover platforms.
ENGINEERING AND CONSTRUCTION SERVICES: Engineering and Construction
Services includes services for both land and marine activities. Included are technical and economic feasibility studies, site evaluation, licensing, conceptual design, process design, detailed engineering, procurement, project and construction management, construction and start-up assistance of electric utility plants, chemical and petrochemical plants, refineries, pulp and paper mills, metal processing plants, highways and bridges, subsea construction, fabrication and installation of subsea pipelines, offshore platforms, production platform facilities, marine engineering and other marine related projects, contract maintenance and operations and maintenance services for both industry and government, engineering and environmental consulting and waste management services for industry, utilities and government, and remedial engineering and construction services for hazardous waste sites (Brown & Root).
INSURANCE SERVICES: Insurance Services provides property and casualty insurance products and services (Highlands Insurance Company).

     MARKETS AND COMPETITION - The Company is one of the world's largest diversified energy services and engineering and construction services companies.
     The Company's services and products are sold in highly competitive markets throughout the world. Competition in both services and products is based on a combination of price, service (including the ability to deliver services and products on an "as needed where needed" basis), product quality, warranty and technical proficiency. Some Energy Services' and Engineering and Construction Services' customers have indicated a preference for integrated services and solutions. These integrated services, in the case of Energy Services, relate to all phases of exploration and production of oil and gas, and, in the case of Engineering and Construction Services, relate to all phases of design, procurement, construction, project management and maintenance of a facility. Demand for these types of integrated services is based primarily upon quality of service, technical proficiency and overall price.
     The Company conducts business worldwide in over 100 countries. Since the market for the Company's services and products is so large and crosses many geographic lines, a meaningful estimate of the number of competitors cannot be made. The markets are, however, highly competitive with many substantial companies operating in each market.
     Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of Energy Services' products is made by supply stores and third-party representatives.
     Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as a whole. Information regarding the Company's exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in Note 15 to the financial statements of this Annual Report.

     CUSTOMERS AND BACKLOG - Substantially all of the Company's Energy Services and a significant portion of Engineering and Construction Services are related to the energy industries. In 1994, 1993, and 1992, respectively, 75%, 77% and 79% of the Company's revenues were derived from the sale of products and services to, including construction for, the energy industries.
     The following schedule summarizes the backlog of engineering and construction projects at December 31, 1994 and 1993:

                                                                 1994     1993
                                                                ------   ------
                                                                  (In millions)
Firm orders                                                     $3,780   $3,306
Government orders firm but not yet funded                          828      863
Letters of intent and contracts
  awarded but not signed                                            84       43
                                                                ------   ------
    Total                                                       $4,692   $4,212
                                                                ======   ======

     It is estimated that nearly 60% of the backlog existing at December 31, 1994 will be completed during 1995.
     The Company does not believe that engineering and construction backlog should necessarily be relied on as an indication of future operating results since such backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
      Orders for Energy Services are generally placed by customers on the basis of current need. Therefore, backlog of orders for these services and products are not material.

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

     SEASONALITY - Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of the Company's services serve to mitigate the seasonal nature of the Company's business.

     EMPLOYEES - At December 31, 1994 the Company employed approximately 57,200 people of which 21,700 were located outside the United States.

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

     ENERGY SERVICES - Energy Services owns manufacturing facilities covering approximately 3,400,000 square feet. Principal locations of these manufacturing facilities are Davis and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Cisco, Fort Worth, Garland, Houston and Mansfield, Texas; Arbroath, Scotland; Reynosa, Mexico; and Jurong, Singapore. The manufacturing facilities at Davis, Amarillo, Cisco, Mansfield and one of four facilities in Houston were inactive at the end of 1994. One of the two facilities in Carrollton was inactive at the end of 1993 and was sold in 1994. Energy Services also leases manufacturing facilities covering approximately 96,000 square feet. Principal locations of these facilities are Jurong, Singapore; Basingstoke, England; and Kilwinning, Scotland.
     Research, development and engineering activities are carried out in owned facilities covering approximately 442,000 square feet in Duncan, Oklahoma; Houston and Carrollton, Texas; and Aberdeen, Scotland; and leased facilities covering approximately 41,000 square feet in Bedford, England; and Leiderdorp, Holland.
     In addition, service centers, sales offices and field warehouses are operated at approximately 200 locations in the United States, almost all of which are owned, and at approximately 265 locations outside the United States in both the Eastern and Western Hemispheres.

     ENGINEERING AND CONSTRUCTION SERVICES - Engineering and Construction Services owns manufacturing facilities covering approximately 441,000 square feet in Houston, Texas, and Edmonton, Canada. The Company leased 388,000 square feet of this manufacturing space in Houston to another Company in 1994. Engineering and Construction Services also owns marine fabrication facilities covering approximately 640 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; Sunda Strait, Indonesia (35% owned); and Nigg and Wick, Scotland. The Harbor Island, Texas facility including approximately 220 acres and part of the Belle Chasse, Louisiana facility of approximately 90 acres were sold during 1994. The remaining approximately 165 acres of the Belle Chasse, Louisiana facility continued to be idle. Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 1,500,000 square feet in Houston, Texas; Edmonton, Canada; and Aberdeen, Scotland; and leased facilities covering approximately 2,000,000 square feet in Mobile, Alabama; Alhambra, California; Gaithersburg, Maryland; London, England; Kuala Lumpur, Malaysia; Singapore; Aberdeen, Scotland; Plzen, Czech Republic; and Bahrain.
     In addition, laboratories, services centers, and sales offices are operated at approximately 30 locations in the United States, almost all of which are leased by the Company, and at approximately 5 foreign locations in both Eastern and Western Hemispheres.

     INSURANCE SERVICES - Insurance Services operates from leased facilities in Houston, Texas and London, England covering approximately 130,000 square feet. Insurance Services also operates out of approximately 10 sales and service centers in the United States and 2 international locations in the Eastern Hemisphere which are leased by the Company.

     GENERAL CORPORATE - General Corporate operates from leased facilities in Dallas, Texas covering approximately 55,000 square feet. The Company also leases approximately 5,500 square feet of space in Washington, D.C. Due to the outsourcing of the Company's computer and data processing services, the owned and leased facilities in Arlington, Texas covering approximately 85,000 and 36,000 square feet, respectively, will be vacated during 1995 and the owned facility is intended to be sold or leased.

ITEM 3. LEGAL PROCEEDINGS.

     Information relating to various commitments and contingencies is described in Note 14 to the financial statements of this Annual Report.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table indicates the names and ages of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

NAME AND AGE               OFFICES HELD AND TERM OF OFFICE

   Jerry H. Blurton        Vice President - Finance, since September 1991
   (Age 50)                Vice President and Controller, October 1989 to
                             September 1991

   Lester L. Coleman       Executive Vice President and General Counsel,
   (Age 52)                  since May 1993
                           President of Energy Services Group, September 1991
                             to May 1993
                           Executive Vice President of Finance and Corporate
                             Development, January 1988 to September 1991

*  Thomas H. Cruikshank    Director of Registrant, since May 1977
   (Age 63)                Chairman of the Board, since June 1989
                           Chief Executive Officer, since May 1983

*  Dale P. Jones           Director of Registrant, since December 1988
   (Age 58)                President, since June 1989

*  Tommy E. Knight         President and Chief Executive Officer of Brown &
   (Age 56)                  Root, Inc., since May 1992
                           Executive Vice President - Operations of Brown &
                             Root, Inc, January 1990 to May 1992

*  Kenneth R. LeSuer       President and Chief Executive Officer of
   (Age 59)                  Halliburton Energy Services, since March 1994
                           President and Chief Operating Officer of
                             Halliburton Energy Services, May 1993 to March 1994
                           President and Chief Executive Officer of Halliburton
                             Services, December 1989 to May 1993

*  W. Bernard Pieper       Chief Operating Officer, since February 1994
   (Age 62)                Vice Chairman, since May 1992
                           President and Chief Executive Officer of Brown &
                             Root, Inc. (Subsidiary of the Registrant), July 1990 to May 1992
                           President and Chief Operating Officer of Brown &
                             Root, Inc., January 1989 to July 1990

* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common stock is traded on the New York Stock Exchange, the Stock Exchange of London, and the Swiss Stock Exchanges at Zurich, Geneva, Basel and Lausanne. The Company has initiated proceedings to de-list its common stock from the Toronto Stock Exchange. Information relating to market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 46 of this Annual Report. At December 31, 1994, there were approximately 17,400 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

ITEM  6.   SELECTED FINANCIAL DATA.

     Information relating to selected financial data is included on page 47 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 8 to 14 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                        PAGE NO.
                                                                        --------
Responsibility for Financial Reporting                                     15
Report of Arthur Andersen LLP, Independent Public Accountants              16
Consolidated Statements of Income for the Years Ended
  December 31, 1994, 1993 and 1992                                         17
Consolidated Balance Sheets at December 31, 1994 and 1993                  18
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993 and 1992                                         19
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1994, 1993 and 1992                             20

Notes to Financial Statements                                           21 to 45

Quarterly Data and Market Price Information                                46

The related financial statement schedules are included under Part IV, Item 14 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

BUSINESS ENVIRONMENT
     The business of the Company is significantly affected by worldwide expenditures of the energy industries. The Company operates in over 100 countries. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the diversification of its activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as whole.
     The operations of Halliburton Energy Services are impacted quickly by short-term increases and decreases in oil and natural gas development activities in major producing areas throughout the world. These development activities are sensitive to the legislative environment in the United States and other major producing countries, developments in the Middle East and the impact of these and other events on the pricing of oil and natural gas.
     The operations of Engineering and Construction Services are subject to longer-term economic trends in the United States and other major countries. A major economic factor is the capital spending plans for hydrocarbon processing and pipeline delivery networks of major oil, natural gas and chemical companies throughout the world. Other factors include the capital spending plans of the pulp and paper industry, environmental laws which require emission standards performance for existing and new facilities and governmental spending for military and logistical support by the United States and the United Kingdom.
     The operations of Insurance Services are impacted by the legislative and legal environment in the United States, interest rates and catastrophic events.

RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS
     Revenues in 1994 were $5,740.5 million, a decrease of 10% from 1993 revenues of $6,350.8 million and a 13% decrease from 1992 revenues of $6,565.9 million. Excluding the revenues of the geophysical operations which were divested in January 1994, revenues in 1994 decreased by 3% from 1993 and by 6% from 1992. Energy Services revenues, excluding geophysical revenues, declined in 1994 compared to 1993 but increased over 1992. Revenues from Engineering and Construction Services and Insurance Services declined from 1993 and 1992.
     Operating income in 1994 was $235.0 million, compared with operating losses of $132.6 million in 1993 and $101.4 million in 1992. Excluding the items listed below, operating income in 1994 increased by 9% over 1993 and by 32% over 1992. Most of the increase in operating income, excluding the items listed below, was from Energy Services.
     In 1994, the Company recognized a $42.6 million charge against Energy Services operating income ($27.7 million net of income taxes) to recognize severance costs for the termination of about 2,700 employees. See Note 17 to the consolidated financial statements. In 1993, the Company recognized a $301.8 million charge against Energy Services operating income ($263.8 million net of income taxes) to reflect the net realizable value of the Company's geophysical operations which were disposed of in January 1994. See Note 19 to the consolidated financial statements. The Company also provided a $20.0 million charge in 1993 ($13.0 million net of income taxes) related to Energy Services non-geophysical employee severance costs. In addition, the Company provided a $46.3 million charge in 1993 and a $21.0 million charge in 1992 ($33.9 million and $17.4 million net of income taxes in 1993 and 1992) related to claims loss reserves on its United Kingdom insurance business in each year and expenses for the suspension of underwriting activities in 1993 of the Insurance Services United Kingdom subsidiary. See Note 11 to the consolidated financial statements. See Note 18 to the financial statements for a description of special charges in Energy Services and Engineering and Construction Services in 1992 which provided for the closing and consolidating of certain operating facilities, globalizing employee benefits and personnel reductions, relocations and associated employee benefits costs, technological obsolescence of certain inventories and equipment related to the introduction of new technologies, realignment of worldwide manufacturing capabilities, write-down of certain investments in operations which are no longer in the Company's long-term strategic interest, reduction in certain intangible assets, and other items.

Millions of dollars                                    1994       1993       1992
                                                      -------    -------    -------
Operating income before special items and operations
   of the geophysical business                        $ 277.6    $ 255.6    $ 210.8
Divested geophysical operations                            -       (20.1)     (26.6)
                                                      -------    -------    -------
                                                        277.6      235.5      184.2
Employee severance costs                                (42.6)     (20.0)        -
Loss on sale of geophysical business in 1994               -      (301.8)        -
Claim loss reserves and suspension of underwriting
  activities in the United Kingdom                         -       (46.3)     (21.0)
Special charges                                            -          -      (264.6)
                                                      -------    -------    -------
Operating income (loss)                               $ 235.0    $(132.6)   $(101.4)
                                                      =======    =======    =======

     Consolidated net income for 1994 was $177.8 million compared to net losses of $161.0 million in 1993 and $137.3 million in 1992. Excluding the items listed below, net income would have been $141.2 million in 1994, $123.2 million in 1993 and $99.7 million in 1992.
     Net income per share in 1994 was $1.56, compared to a loss per share of $1.43 in 1993 and a loss per share of $1.28 in 1992. Excluding the items listed above, net income per share would have been $1.24 per share in 1994, $1.10 in 1993 and $.93 in 1992.

Millions of dollars                                   1994      1993       1992
                                                     -------   -------    -------
Net income before special items and operations
   of the geophysical business                       $ 141.2   $ 123.2    $  99.7
Divested geophysical operations                           -      (20.3)     (35.7)
                                                     -------   -------    -------
                                                       141.2     102.9       64.0
Gain on sale of natural gas compression business        64.3        -          -
Employee severance costs                               (27.7)    (13.0)        -
Loss on sale of geophysical business in 1994              -     (263.8)        -
Claim loss reserves and suspension of underwriting
   activities in the United Kingdom                       -      (33.9)     (17.4)
Internal Revenue Service settlement                       -       40.4         -
Change in Federal income tax laws                         -        6.4         -
Special charges                                           -         -      (185.8)
Gain on sale of Health Economics Corporation              -         -         9.0
Interest on income tax refunds                            -         -         6.7
Changes in accounting methods                             -         -       (13.8)
                                                     -------   -------    -------
Net income (loss)                                    $ 177.8   $(161.0)   $(137.3)
                                                     =======   =======    =======

ENERGY SERVICES
     In 1993, the Company reorganized the ten separate business units of Energy Services into a single division. The objectives of the reorganization were to deliver services and products more focused on the specific needs of its customers in each geographical area, integrate products, services and processes to deliver integrated services and solutions to customers, more easily adapt to changes in market sizes and locations, and, as a result, produce acceptable operating results and cash flows. This reorganization enabled the Company to reduce the number of Energy Services employees during 1994. In addition, the Company adopted a performance measurement and, for 1995, an incentive compensation plan based upon cash flows and shareholder value creation. The reduced cost structure, improvements in delivery of products and services to customers, and organizational efficiencies improved Energy Services operating profit performance in 1994 to the highest level since 1990.
     Recently, the price of natural gas declined and is expected to remain below 1994 price levels during 1995. A decline in natural gas prices tends to reduce exploration and on-land drilling activities in North America quickly, while North American offshore activities are impacted if a decline in prices is sustained over a longer period of time. During this same time period, the price of oil has risen. The net result of these factors should reduce the demand for energy services and products in North America, but increase the demand internationally. As a result, the Company expects the demand for Energy Services in 1995 to be about the same as 1994 or slightly lower. However, Energy Services will continue to benefit from its reduced cost structure and operational customer focus.
     Revenues in 1994 were $2,514.0 million, a 15% decrease from 1993 revenues of $2,953.4 million and an 8% decrease from 1992 revenues of $2,726.3 million. Excluding the revenues of the divested geophysical operations, revenues in 1994 decreased by 1% from 1993, but increased by 11% over 1992. The decrease in revenues in 1994 from 1993 relates primarily to reduced activities in the North Sea and Middle East and market disturbances in Nigeria and Brazil. In addition, higher levels of completion activity were experienced in the early part of 1993 on wells drilled prior to the December 31, 1992 expiration of United States section 29 tight sands gas tax credits. The increase in 1994 revenues over 1992 relates primarily to the acquisition of the drilling systems business in 1993.
     Operating income in 1994 was $191.1 million, compared to losses of $147.7 million in 1993 and $63.6 million in 1992. Excluding the items listed below, operating income would have been $233.7 million, a 20% increase over 1993 income of $194.2 million and a 61% increase over 1992 income of $145.0 million. Most of the increase in operating income is related to the successful implementation of strategic action plans that have continued to lower the cost structure and improve organizational efficiencies particularly in North America and increased activities in South America. Operating income in 1994 includes $12.4 million (compared to $31.0 million in 1993 and $10.5 million in 1992) resulting from a combination of ongoing operations and collections on work performed in Libya by foreign subsidiaries of the Company.

Millions of dollars                                    1994       1993       1992
                                                      -------    -------    -------
Operating income before special items and operations
   of the geophysical business                        $ 233.7    $ 194.2    $ 145.0
Divested geophysical operations                            -       (20.1)     (26.6)
                                                      -------    -------    -------
                                                        233.7      174.1      118.4
Employee severance costs                                (42.6)     (20.0)        -
Loss on sale of geophysical business in 1994               -      (301.8)        -
Special charges                                            -          -      (182.0)
                                                      -------    -------    -------
Operating income (loss)                               $ 191.1    $(147.7)   $ (63.6)
                                                      =======    =======    =======


ENGINEERING AND CONSTRUCTION SERVICES
     Engineering and Construction Services bid activities increased in 1994 over 1993 and this trend is expected to continue into 1995 and 1996. Improved profits and cash flows in key industries served are leading customers to expand their capital spending plans. In addition, opportunities continue to be sought for integration of services offered by Engineering and Construction Services with those of Energy Services in total energy field development and operation. Integrated service arrangements offered through alliances and partnering agreements with major energy companies and government-owned energy companies will likely expand in 1995. Engineering and Construction Services also continues to seek arrangements with government entities for privatization of services. As government entities try to maintain or reduce costs, a number of opportunities to provide services and management contracts are becoming available. The growth in these types of opportunities along with improving economic development in major countries throughout the world should be beneficial in 1995.
     Revenues in 1994 were $2,996.2 million, a 5% decrease from 1993 revenues of $3,140.7 million and a 16% decrease from 1992 revenues of $3,563.7 million. Most of the decrease is related to a decline in available work in downstream energy projects due primarily to uncertainty in long-term oil prices and United Kingdom tax policies on North Sea development activity as well as restrictions on customers' cash flows in the Middle East. This decrease was partially offset by awards of additional privatization service agreements primarily in Europe and Africa.
     Operating income in 1994 was $67.2 million, compared to income of $79.3 million in 1993 and a loss of $12.0 million in 1992. Excluding the special charges in 1992, operating income in 1992 would have been $70.6 million. The decrease in operating income in 1994 is due primarily to contract losses on North Sea marine fabrication projects and an electric utility plant project in the United States. The decline in 1994 operating income is partially offset by profitability on pipeline construction projects in the North Sea and the Far East and inclusion of a $5.0 million gain on the sale of an environmental remediation subsidiary. Operating income in 1994 also includes income of $5.1 million (compared to $13.7 million in 1993) resulting primarily from work performed in Libya by foreign subsidiaries of the Company.
     The backlog of unfilled firm orders for engineering and construction projects increased by 14% in 1994 over 1993. Backlog may not be a reliable indicator of future profitability or activity levels due to the duration of many projects and the complexity of various contract terms.

INSURANCE SERVICES
     Revenues were $230.3 million in 1994, a 10% decrease from 1993 and a 17% decrease from 1992. Insurance Services exited from the assumed reinsurance property catastrophe business in 1994. However, it is still exposed to catastrophes that may occur in the future through the writing of direct property coverages, primarily in Texas and Louisiana. The reduced revenues primarily result from lower earned premiums on discontinued lines of business and from changes by some customers in the type of workers' compensation coverage to a deductible contract which delays the cash flow of premiums received.
     Insurance Services had an operating loss of $0.4 million in 1994 compared to a loss of $42.2 million in 1993 and a loss of $4.8 million in 1992. Excluding provisions for claim loss reserves on United Kingdom business and suspension of underwriting activities in the United Kingdom in 1993 and 1992, operating income would have been $4.1 million in 1993 and $16.2 million in 1992. Investment income was lower in 1994 and 1993 compared to 1992 due primarily to lower yields on available investments and reductions in invested balances in 1994 along with the realization in 1992 of gains from the sale of certain investments.
     The Company's insurance subsidiaries have numerous reinsurance agreements with other insurance companies. See Note 11 to the financial statements.

NONOPERATING ITEMS
     Interest income in 1992 includes interest on an income tax refund of $12.8 million. Excluding the interest on this refund, interest income in 1994 and 1993 was lower than 1992 due primarily to lower interest rates available on invested cash and equivalents and lower average levels of invested cash.
     Foreign currency losses in 1994 were $15.6 million compared with 1993 losses of $21.0 million and 1992 losses of $32.7 million. The foreign currency losses in 1994 relate primarily to Brazil and Venezuela. Prior year losses related primarily to various Latin American and African currency exposures in 1993 and to European, African and Latin American currency exposures in 1992. Economic programs were recently initiated by the governments of Brazil, Mexico and Venezuela to stabilize their economies and curtail the rate of devaluation in their local currencies. If these programs are successful, future foreign exchange losses of the Company in these countries should be significantly smaller than in the past. However, if these programs are unsuccessful, then future foreign exchange losses in these countries will likely continue. Nigeria recently changed its currency controls. This change will likely result in about an $8 million gain in Nigeria in the first quarter of 1995.
     Nonoperating income in 1994 includes a gain on the sale of the Company's natural gas compression business of $102.0 million. Nonoperating income in 1992 includes a $13.6 million gain on sale of the Company's health care cost management services company.
     Income taxes were reduced in 1993 by $40.4 million due to a settlement with the Internal Revenue Service relating to tax assessments for the 1980-1987 taxable years. See Note 7 to the financial statements. Income taxes were further reduced in 1993 by an additional $6.4 million due to changes in Federal income tax laws.
     The effective income tax rates, excluding the items outlined above, for the years 1994, 1993 and 1992 were 39%, 43% and 48%, respectively. The decline in the Company's effective income tax rate from 1993 and 1992 is primarily due to the improvement in foreign earnings and the reduction in foreign losses not fully benefitted by the Company.
     The Company reviews the probable realizability of its deferred tax assets and liabilities in each taxing jurisdiction utilizing historical and forecast information. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is statutorily prohibited or uncertain. Approximately 80% of the deferred tax assets at December 31, 1994 relate to United States Federal temporary differences. The Company believes it has sufficient taxable income in the combination of carryback years, future reversals of taxable temporary differences and anticipated future taxable income to utilize the future deductions represented in the deferred tax assets. In addition, the Company can implement certain tax planning strategies to accelerate taxable amounts to utilize any expiring carryforwards not offset by a valuation allowance.
     The Company changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1992. See Notes 7 and 16 to the financial statements for a description of changes in accounting methods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company ended the year 1994 with cash and equivalents of $428.1 million, an increase of $379.3 million from 1993 and an increase of $194.8 million from 1992. Excluding cash and equivalents of Insurance Services, which are restricted from general corporate purposes unless paid to the parent as a dividend, cash and equivalents at the end of the year 1994 were $375.3 million, an increase of $367.8 million from 1993 and an increase of $228.9 million from 1992. The increase in cash is due primarily to an increase in cash flows from proceeds from the sale of the geophysical business and the natural gas compression business as outlined below and from operating activities.

OPERATING ACTIVITIES
     Cash flows from operating activities in 1994 were $443.4 million, up from $243.1 million in 1993 and $381.6 million in 1992. The increase in cash flows from operating activities in 1994 is primarily due to improved profitability and the sale of geophysical services which eliminated a source of historically negative cash flows. In addition, receivables and inventories in Energy Services declined, which were partially offset by declines in payables primarily related to payments of geophysical related liabilities. Receivables also declined in 1994 due to collections of income tax receivables.

INVESTING ACTIVITIES
     Cash flows from investing activities provided $194.3 million in cash in 1994 compared to a use of $342.5 million in 1993 and a use of $138.5 million in 1992. The 1994 increase is due to proceeds from the sale of the geophysical business and natural gas compression business, the sale of two small subsidiaries, along with reduced outflows for software development and capital expenditures and the elimination of outflows related to geophysical speculative data.
     In January 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million in cash and notes subject to certain adjustments. The notes received were sold in 1994.
     In November 1994, the Company sold its natural gas compression business for $205.0 million cash.
     Acquisitions of property, plant and equipment were $234.7 million in 1994, down from $246.9 million in 1993 and $315.9 million in 1992. The reduction in the Company's expenditures for property, plant and equipment reflects, in part, Energy Services combining its resources to optimize the most profitable target market. The Company's expenditures for property, plant and equipment in 1995 may be slightly higher than in 1994, unless market conditions deteriorate. The Company believes that current levels of expenditures for property, plant and equipment related to Energy Services, while reduced from historical levels, are adequate to support current and anticipated replacement requirements.
     The Company had net payments for purchases of marketable securities in 1994 of $16.2 million, compared to net payments of $17.0 million in 1993 and net receipts from sales or maturities of $211.5 million in 1992. The net payments in 1994 and 1993 are primarily due to investment activities by Insurance Services. The net receipts for 1992 are primarily due to the maturities of the Company's investment of cash available for general corporate use in short-term securities which, at the time of purchase, had maturities in excess of 90 days.
     Receipts from sales of property, plant and equipment increased in 1994 over 1993 and 1992 due primarily to the sale of workover platforms.
     Other investing activities were $11.0 million in 1994, down from $81.8 million in 1993 and $88.0 million in 1992. Other investing activities include investments in proprietary information to be licensed or sold. The decrease is due primarily to the disposal of the geophysical business.

FINANCING ACTIVITIES
     Cash flows from financing activities used $252.6 million in 1994 compared to $81.0 million in 1993 and $135.8 million in 1992. The 1994 increase in outflows is related to the reduction of short-term indebtedness, the redemption of long-term debt and installments on the note issued by the Company to the buyer of the geophysical business.
     Long-term debt was $643.1 million at the end of 1994, compared to $623.9 million at the end of 1993 and $656.7 million at the end of 1992. In 1994, the Company redeemed the remaining $23.8 million of its 10.2% debentures and made $48.8 million in installments on the $73.8 million note issued by the Company to the buyer of the geophysical business. In 1993, the Company redeemed $56.5 million principal amount of its debentures. The Company issued $42 million of short-term debt in 1992, which was refinanced as long-term debt in 1993. In addition, in 1992 the Company redeemed $55.8 million principal amount of its debentures. Total debt was 26%, 27% and 26% of total capitalization at the end of 1994, 1993 and 1992, respectively.
     Each holder of the Company's zero coupon convertible subordinated debentures has the option to require the Company to purchase the debentures on March 13, 1996 for a purchase price equal to the issue price plus accrued original issue discount to date of purchase. The aggregate amount of debentures on March 13, 1996 is expected to be $403.2 million. Under the current market conditions, redemption of the debentures by each holder would be likely.
     The Company has sufficient ability to borrow additional short-term and long-term funds if necessary. See Note 8 to the financial statements regarding the Company's various short-term lines of credit. In July 1993, the Company filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of the Company's debt securities with an aggregate initial public offering price not to exceed $500 million. The Company may offer and sell from time-to-time one or more series of its debt securities on terms to be determined at the time of the offering. In 1993, in connection with the acquisition of the drilling systems business, the Company issued 6,857,000 shares of Common Stock previously held as treasury stock. See Note 19 to the financial statements.

ENVIRONMENTAL MATTERS

     The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. See Note 14 to the financial statements for additional information on these two sites.

EXPORT MATTERS

     See Note 14 to the financial statements concerning certain actions of the United States Government concerning exports by subsidiaries of the Company.


RESPONSIBILITY FOR FINANCIAL REPORTING

     Halliburton Company is responsible for the preparation and integrity of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board.
     The Company maintains a system of internal control over financial reporting, which is intended to provide reasonable assurance to the Company's management and board of directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures including codes of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may change over time.
     The Company assessed its internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 1994, its system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY




by (Thomas H. Cruikshank)                      by (Jerry H. Blurton)
    Thomas H. Cruikshank                           Jerry H. Blurton
    Chairman of the Board                            Vice President-
 and Chief Executive Officer                           Finance


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors,
Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Halliburton Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     As discussed in Notes 2 and 11 to the financial statements, as required by generally accepted accounting principles, the Company changed its methods of accounting for certain investments in debt and equity securities and reinsurance of short-duration and long-duration contracts effective December 31, 1993 and January 1, 1993, respectively. In addition, as discussed in Notes 7 and 16 to the financial statements, as required by generally accepted accounting principles, the Company changed its methods of accounting for income taxes and accounting for postretirement benefits, respectively, effective January 1, 1992.



(ARTHUR ANDERSEN LLP)
 ARTHUR ANDERSEN LLP
 Dallas, Texas
   February 1, 1995



CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31
Millions of dollars and shares except per share data                   1994         1993         1992
                                                                     ---------    ---------    ---------
REVENUES                                                             $ 5,740.5    $ 6,350.8    $ 6,565.9
OPERATING COSTS AND EXPENSES:
  Cost of revenues                                                     5,307.7      6,265.0      6,383.6
  General and administrative                                             197.8        218.4        283.7
                                                                     ---------    ---------    ---------
      Total operating costs and expenses                               5,505.5      6,483.4      6,667.3
                                                                     ---------    ---------    ---------
OPERATING INCOME (LOSS)                                                  235.0       (132.6)      (101.4)
Interest expense                                                         (47.1)       (50.1)       (53.6)
Interest income                                                           16.2         13.9         42.0
Foreign currency losses                                                  (15.6)       (21.0)       (32.7)
Gains on sales of businesses                                             102.0           -          13.6
Other nonoperating income, net                                             0.4          0.7          0.8
                                                                     ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CHANGES IN
 ACCOUNTING METHODS                                                      290.9       (189.1)      (131.3)
(Provision) benefit for income taxes                                    (112.9)        26.6          6.1
Minority interest in net (income) loss of consolidated subsidiaries       (0.2)         1.5          1.7
                                                                     ---------    ---------    ---------
INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING METHODS                       177.8       (161.0)      (123.5)
Cumulative effect of changes in accounting methods                          -            -         (13.8)
                                                                     ---------    ---------    ---------
NET INCOME (LOSS)                                                    $   177.8    $  (161.0)   $  (137.3)
                                                                     =========    =========    =========

INCOME (LOSS) PER SHARE
      Before changes in accounting methods                           $    1.56    $   (1.43)   $   (1.15)
      Changes in accounting methods                                        -            -          (0.13)
      Net income (loss)                                                   1.56        (1.43)       (1.28)
      Average common shares outstanding                                  114.2        112.5        107.1

See notes to financial statements.


CONSOLIDATED BALANCE SHEETS
December 31
Millions of dollars and shares                                             1994         1993
                                                                         ---------    ---------
ASSETS

CASH AND EQUIVALENTS                                                     $   428.1    $    48.8
INVESTMENTS:
  Available-for-sale                                                         219.0        182.5
  Held-to-maturity                                                           435.8        474.0
                                                                         ---------    ---------
    Total investments                                                        654.8        656.5
                                                                         ---------    ---------
RECEIVABLES:
  Notes and accounts receivable (less allowance for bad debts of $34.8
      and $32.7)                                                           1,273.1      1,304.2
  Unbilled work on uncompleted contracts                                     173.4        180.4
  Refundable Federal income taxes                                             13.4         71.5
                                                                         ---------    ---------
    Total receivables                                                      1,459.9      1,556.1
                                                                         ---------    ---------
INVENTORIES                                                                  268.9        369.0
REINSURANCE RECOVERABLES (less allowance for losses of $11.9 and $11.5)      671.1        653.5
PROPERTY, PLANT AND EQUIPMENT:
  At cost                                                                  3,418.2      3,675.9
  Less accumulated depreciation                                            2,341.4      2,523.1
                                                                         ---------    ---------
    Net property, plant and equipment                                      1,076.8      1,152.8
                                                                         ---------    ---------
EQUITY IN AND ADVANCES TO RELATED COMPANIES                                   94.6         86.0
EXCESS OF COST OVER NET ASSETS ACQUIRED (net of accumulated
  amortization of $39.6 and $75.9)                                           213.4        219.2
DEFERRED INCOME TAXES                                                        120.5        199.5
ASSETS HELD FOR SALE                                                          26.3        219.7
OTHER ASSETS                                                                 253.9        242.0
                                                                         ---------    ---------
      Total assets                                                       $ 5,268.3    $ 5,403.1
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                         $   303.5    $   297.4
ACCRUED EMPLOYEE COMPENSATION AND BENEFITS                                   406.3        437.0
ADVANCE BILLINGS ON UNCOMPLETED CONTRACTS                                    163.3        153.9
INCOME TAXES PAYABLE                                                          25.8         60.1
SHORT-TERM NOTES PAYABLE                                                      30.7         92.0
UNEARNED INSURANCE PREMIUMS                                                   51.2         53.5
RESERVES FOR INSURANCE LOSSES AND CLAIMS                                   1,126.4      1,131.7
LONG-TERM DEBT                                                               643.1        623.9
OTHER LIABILITIES                                                            570.6        662.4
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                 5.2          3.5
                                                                         ---------    ---------
    Total liabilities                                                      3,326.1      3,515.4
                                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, par value $2.50 per share -- authorized 200.0 shares,
      issued 119.1 and 119.2 shares                                          297.7        298.0
  Paid-in capital in excess of par value                                     201.7        199.8
  Cumulative translation adjustment                                          (23.1)       (24.8)
  Net unrealized gains (losses) on investments                                (7.6)         9.3
  Retained earnings                                                        1,637.3      1,573.5
                                                                         ---------    ---------
                                                                           2,106.0      2,055.8
  Less 5.0 and 5.1 shares treasury stock, at cost                            163.8        168.1
                                                                         ---------    ---------
     Total shareholders' equity                                            1,942.2      1,887.7
                                                                         ---------    ---------
     Total liabilities and shareholders' equity                          $ 5,268.3    $ 5,403.1
                                                                         =========    =========

See notes to financial statements.

CONSOLIDATED CASH FLOWS
Years ended December 31
Millions of dollars                                                                    1994       1993       1992
                                                                                      -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                  $ 177.8    $(161.0)   $(137.3)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                     261.6      452.0      360.0
      Provision (benefit) for deferred income taxes                                      86.0      (17.5)     (67.0)
      Gains on sales of businesses                                                     (102.0)        -       (13.6)
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                            (0.6)       4.7       64.9
      Changes in accounting methods                                                        -          -        13.8
      Other non-cash items                                                               (0.8)      31.8       10.7
      Other changes, net of non-cash items:
        Receivables                                                                     132.3      (40.9)     108.1
        Inventories                                                                      92.0        1.9      103.2
        Insurance losses and claims, net of reinsurance recoverables                    (22.9)       3.5      (62.0)
        Accounts payable and other                                                     (180.0)     (31.4)       0.8
                                                                                      -------    -------    -------
   Total cash flows from operating activities                                           443.4      243.1      381.6
                                                                                      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                (234.7)    (246.9)    (315.9)
   Sales of property, plant and equipment                                                66.7       29.9       47.9
   Acquisitions of businesses, net of cash acquired                                     (11.0)     (26.7)     (15.7)
   Dispositions of businesses, net of cash disposed                                     400.5         -        21.7
   Sales or maturities of available-for-sale investments                                 63.0         -          -
   Payments for available-for-sale investments                                         (119.8)        -          -
   Calls or maturities of held-to-maturity investments                                   85.6         -          -
   Payments for held-to-maturity investments                                            (45.0)        -          -
   Sales or maturities of marketable investments                                           -       175.5      290.6
   Payments for marketable investments                                                     -      (192.5)     (79.1)
   Other investing activities                                                           (11.0)     (81.8)     (88.0)
                                                                                      -------    -------    -------
   Total cash flows from investing activities                                           194.3     (342.5)    (138.5)
                                                                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                                     0.5         -        42.0
   Payments on long-term borrowings                                                     (73.4)     (57.1)     (57.8)
   Net borrowings (payments) of short-term debt                                         (65.3)      91.3      (10.3)
   Payments of dividends to shareholders                                               (114.0)    (112.2)    (107.3)
   Other financing activities                                                            (0.4)      (3.0)      (2.4)
                                                                                      -------    -------    -------
   Total cash flows from financing activities                                          (252.6)     (81.0)    (135.8)
                                                                                      -------    -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (5.8)      (4.1)      (5.6)
                                                                                      -------    -------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                             379.3     (184.5)     101.7
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                48.8      233.3      131.6
                                                                                      -------    -------    -------
CASH AND EQUIVALENTS AT END OF YEAR                                                   $ 428.1    $  48.8    $ 233.3
                                                                                      =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments (refunds) during the period for:
     Interest                                                                         $  29.1    $  31.2    $  32.8
     Income taxes                                                                       (18.5)      56.7       78.5

  Non-cash investing and financing activities
     Liabilities assumed in acquisitions of business                                 $     -     $  20.8    $  36.4
     Liabilities disposed of in dispositions of businesses                               69.9        3.8        1.9

See notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31
Millions of dollars except share data                                            1994           1993           1992
                                                                              -----------    -----------    -----------
COMMON STOCK (NUMBER OF SHARES):
   Balance at beginning of year                                               119,207,996    119,251,366    119,280,618
   Shares issued (forfeited) under restricted stock plans, net                   (121,405)       (43,370)       (29,252)
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     119,086,591    119,207,996    119,251,366
                                                                              ===========    ===========    ===========

COMMON STOCK (DOLLARS):
   Balance at beginning of year                                               $     298.0    $     298.1    $     298.2
   Shares issued (forfeited) under restricted stock plans, net                       (0.3)          (0.1)          (0.1)
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $     297.7    $     298.0    $     298.1
                                                                              ===========    ===========    ===========

PAID-IN CAPITAL IN EXCESS OF PAR VALUE:
   Balance at beginning of year                                               $     199.8    $     138.8    $     136.4
   Shares issued (forfeited) under restricted stock plans, net                        1.9            5.2            2.4
   Shares issued for the acquisition of drilling systems business                      -            55.8             -
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $     201.7    $     199.8    $     138.8
                                                                              ===========    ===========    ===========
CUMULATIVE TRANSLATION ADJUSTMENT:
   Balance at beginning of year                                               $     (24.8)   $     (15.6)   $       5.0
   Sale of geophysical business                                                      (2.1)            -              -
   Other changes (net of tax of $1.1 in 1994, $3.6
      in 1993 and $5.2 in 1992)                                                       3.8           (9.2)         (20.6)
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $     (23.1)   $     (24.8)   $     (15.6)
                                                                              ===========    ===========    ===========
NET UNREALIZED GAINS (LOSSES) ON INVESTMENTS:
   Balance at beginning of year                                               $       9.3    $       1.8    $       1.5
   Net change                                                                       (16.9)           7.5            0.3
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $      (7.6)   $       9.3    $       1.8
                                                                              ===========    ===========    ===========
RETAINED EARNINGS:
   Balance at beginning of year                                               $   1,573.5    $   1,846.7    $   2,091.3
   Net income (loss)                                                                177.8         (161.0)        (137.3)
   Cash dividends paid ($1.00 per share)                                           (114.0)        (112.2)        (107.3)
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $   1,637.3    $   1,573.5    $   1,846.7
                                                                              ===========    ===========    ===========
TREASURY STOCK (NUMBER OF SHARES):
   Balance at beginning of year                                                 5,119,298     12,118,663     12,332,609
   Shares (issued) forfeited under restricted stock plans, net                   (171,150)      (249,400)      (230,400)
   Purchase of common stock                                                        41,365        107,035         16,454
   Shares (issued) for the acquisition of drilling systems business                    -      (6,857,000)            -
                                                                              -----------    -----------    -----------
   Balance at end of year                                                       4,989,513      5,119,298     12,118,663
                                                                              ===========    ===========    ===========
TREASURY STOCK (DOLLARS):
   Balance at beginning of year                                               $     168.1    $     362.5    $     367.8
   Shares (issued) forfeited under restricted stock plans, net                       (5.6)          (6.2)          (5.8)
   Purchase of common stock                                                           1.3            3.0            0.5
   Shares (issued) for the acquisition of drilling systems business                    -          (191.2)            -
                                                                              -----------    -----------    -----------
   Balance at end of year                                                     $     163.8    $     168.1    $     362.5
                                                                              ===========    ===========    ===========

See notes to financial statements.

NOTE  1. SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION.
     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20 percent ownership and does not have management control are accounted for on the equity method. Certain prior year amounts have been reclassified to conform with current year presentation.
CASH EQUIVALENTS.
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
INVESTMENTS.
     In 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which requires the classification of debt and equity securities into the following categories: held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are measured at amortized cost. This classification is based upon the Company's intent and ability to hold these securities to full maturity. Investments classified as available-for-sale or trading are measured at fair value at the balance sheet dates. Unrealized gains and losses for available-for-sale investments are reported as a separate component of shareholders' equity. Investments primarily relate to the activities of the Company's insurance subsidiaries, and consist of commercial paper, bonds and equity securities.
REINSURANCE RECOVERABLES.
     Reinsurance receivables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums are classified as assets. Amounts recoverable from reinsurers are estimated consistent with the determination of the claim liability associated with the reinsured policy.
INVENTORIES.
     Inventories are stated at cost which is not in excess of market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. About one-half of all sales items (including related work in process and raw materials) are valued on a last-in, first-out (LIFO) basis. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
DEPRECIATION AND MAINTENANCE.
     Depreciation for financial reporting purposes is provided primarily on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.
EXCESS OF COST OVER NET ASSETS ACQUIRED.
     The excess of cost over the fair value of net assets acquired is generally amortized on the straight-line basis over periods not exceeding 40 years.
INCOME TAXES.
     In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.
DERIVATIVE INSTRUMENTS.
     The Company enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates, interest rates, security prices, or commodity prices. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on commodity futures transactions, which involve hedging price movements over the life of long-term fixed price contracts, are deferred until the futures contracts are liquidated. Hedges of other than commodity prices are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains and losses on foreign exchange contracts where the local currency is the functional currency are recorded in a separate component of shareholders' equity.
RESERVES FOR INSURANCE LOSSES AND CLAIMS AND UNEARNED PREMIUMS.
     The reserves for insurance losses and claims include estimates of amounts required to settle losses incurred but not reported. Changes in estimates and differences between estimates and ultimate payments are reflected in income in the period in which such changes and differences become known. Unearned premiums are determined by prorating policy premiums over the terms of the policies. REVENUES AND INCOME RECOGNITION.
     The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall business intent of the particular business operation. Revenues from construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. All known or anticipated losses on any contracts are provided for currently. Claims for additional compensation are recognized during the period such claims are resolved.
FOREIGN CURRENCY TRANSLATION.
     The Company's primary functional currency is the U.S. dollar. Most foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. The remaining entities use the local currency as the functional currency and translate net assets at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative translation adjustment".
INCOME PER SHARE.
     Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

NOTE 2. INVESTMENTS
     The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of the end of 1993. Investments, which are primarily held by the Company's insurance subsidiaries, at December 31, 1994 and 1993 are as follows:

At December 31, 1994:
                                                Gross Unrealized
                                  Amortized   ---------------------     Fair
Millions of dollars                 Cost        Gains      Losses       Value
                                  ---------   ---------   ---------   ---------
AVAILABLE-FOR-SALE
  Bonds:
    United States government and
      government agencies         $    48.5   $      -    $     1.6   $    46.9
    States, municipalities and
      political subdivisions           47.0         1.3          -         48.3
    Mortgage-backed obligations        25.9          -          4.2        21.7
    All other corporate bonds          65.1         0.7         2.4        63.4
                                  ---------   ---------   ---------   ---------
                                      186.5         2.0         8.2       180.3
  Preferred stocks                     39.2          -          4.7        34.5
  Other investments                     3.5         0.7          -          4.2
                                  ---------   ---------   ---------   ---------
     Total                        $   229.2   $     2.7   $    12.9   $   219.0
                                  =========   =========   =========   =========

HELD-TO-MATURITY
  Bonds:
    United States government and
      government agencies         $     4.4   $     0.1   $     0.2   $     4.3
    States, municipalities and
      political subdivisions          251.6        10.8         1.7       260.7
    Texas Commerce Bank
      municipal bond fund              24.6         0.1          -         24.7
    Mortgage-backed obligations        90.2         0.1        11.6        78.7
    Foreign governments                 2.0          -           -          2.0
    All other corporate bonds          63.0          -          8.1        54.9
                                  ---------   ---------   ---------   ---------
       Total                      $   435.8   $    11.1   $    21.6   $   425.3
                                  =========   =========   =========   =========


At December 31, 1993:
                                                Gross Unrealized
                                  Amortized   ---------------------     Fair
Millions of dollars                 Cost        Gains      Losses       Value
                                  ---------   ---------   ---------   ---------
AVAILABLE-FOR-SALE
  Bonds:
    States, municipalities and
      political subdivisions      $    92.2   $     7.0     $    -    $    99.2
    Mortgage-backed obligations         6.5         0.2         0.1         6.6
    Foreign governments                 0.4          -           -          0.4
    All other corporate bonds          33.9         2.4          -         36.3
                                  ---------   ---------   ---------   ---------
                                      133.0         9.6         0.1       142.5
  Preferred stocks                     34.2         1.3         0.2        35.3
  Other investments                     3.7         1.0          -          4.7
                                  ---------   ---------   ---------   ---------
     Total                        $   170.9   $    11.9   $     0.3   $   182.5
                                  =========   =========   =========   =========

HELD-TO-MATURITY
  Bonds:
    United States government and
      government agencies         $    29.6   $     0.3     $    -    $    29.9
    States, municipalities and
      political subdivisions          276.5        16.5         0.1       292.9
    Texas Commerce Bank
      municipal bond fund              23.9         2.1          -         26.0
    Mortgage-backed obligations        82.5         0.2         0.1        82.6
    Foreign governments                 0.6          -           -          0.6
    All other corporate bonds          60.9         0.6         0.7        60.8
                                  ---------   ---------   ---------   ---------
       Total                      $   474.0   $    19.7   $     0.9   $   492.8
                                  =========   =========   =========   =========

     The Company is not a trader in bonds and has classified investments into two categories: available-for-sale and held-to-maturity.
     Investments classified as available-for-sale may be sold to fund liquidity requirements, assist in meeting regulatory capital requirements and other operating needs, or because of a change in credit worthiness of the issuer.
     All other investments are classified as held-to-maturity. These investments include bonds in which the Company has the ability and intent to hold until contractual maturity is reached.
     The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. No individual security issue exceeds 2% of total assets.
     The carrying and fair value of debt securities available-for-sale and held-to-maturity as of December 31, 1994, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.


                                                            Amortized     Fair
Millions of dollars                                           Cost        Value
                                                            ---------   ---------
AVAILABLE-FOR-SALE
  Within one year                                           $    13.9   $    14.6
  After one year through five years                              62.1        61.3
  After five years through ten years                             49.9        47.9
  After ten years                                                34.7        34.8
  Mortgage-backed obligations                                    25.9        21.7
                                                            ---------   ---------
      Total                                                 $   186.5   $   180.3
                                                            =========   =========

HELD-TO-MATURITY
  Within one year                                           $    34.5   $    35.1
  After one year through five years                              71.6        74.4
  After five years through ten years                             91.6        91.1
  After ten years                                               123.3       121.3
  Mortgage-backed obligations                                    90.2        78.7
  Texas Commerce Bank
    municipal bond fund                                          24.6        24.7
                                                            ---------   ---------
       Total                                                $   435.8   $   425.3
                                                            =========   =========

     Proceeds from sales of investments available-for-sale during 1994 were $63.0 million. Gross gains of $1.6 million were realized on those sales. The cost of each security sold was specifically identified in computing the related realized gain or loss.
     Net unrealized losses on investments available-for-sale included in shareholders' equity at December 31, 1994 was $7.6 million, net of income tax benefit of $2.6 million. At December 31, 1993, the Company had net unrealized gains on investments available-for-sale included in shareholders' equity of $9.3 million, net of income taxes of $2.3 million.
     Securities classified as held-to-maturity having an amortized cost of $19.9 million were called by their issuers prior to maturity during 1994 which resulted in a net realized gain of $0.3 million.

NOTE 3.  RECEIVABLES
     The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1994 include $30.1 million ($36.3 million at December 31, 1993) not currently due from customers in accordance with applicable retainage provisions of engineering and construction contracts. Of the December 31, 1994 amount, approximately $29.1 million is expected to be collected during 1995 and the remainder is due in subsequent years.
     Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month.

NOTE 4.  INVENTORIES
     Consolidated inventories at December 31, 1994 and 1993 consist of the following:

Millions of dollars   1994      1993
                     -------   -------
Sales items          $  97.2   $  91.3
Supplies and parts     128.8     199.4
Work in process         23.9      41.1
Raw materials           19.0      37.2
                     -------   -------
          Total      $ 268.9   $ 369.0
                     =======   =======


     About one-half of all sales items (including related work in process and raw materials) are valued using the LIFO method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $21.9 million and $37.0 million higher than reported at December 31, 1994 and 1993, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
     Major classes of fixed assets at December 31, 1994 and 1993 are as follows:

Millions of dollars                    1994        1993
                                     ---------   ---------
Land                                 $    50.1   $    47.9
Buildings and property improvements      546.3       543.9
Machinery and equipment                2,607.1     2,859.0
Other                                    214.7       225.1
                                     ---------   ---------
          Total                      $ 3,418.2   $ 3,675.9
                                     =========   =========

NOTE 6.  RELATED COMPANIES
     The Company conducts some of its operations through various joint venture and other partnership forms which are principally accounted for using the equity method. Summarized financial statements for the combined jointly-owned operations which are not consolidated are as follows:

COMBINED OPERATING RESULTS
Millions of dollars                                             1994        1993        1992
                                                              ---------   ---------   ---------
                                                                 European Marine Contractors
Revenues                                                      $   439.3   $   296.1   $   316.2
                                                              =========   =========   =========
Operating income                                              $   142.4   $    85.4   $    67.5
                                                              =========   =========   =========
Net income                                                    $    94.4   $    57.8   $    45.5
                                                              =========   =========   =========

                                                                      Other Affiliates
Revenues                                                      $ 1,542.2   $ 1,476.4   $ 1,458.7
                                                              =========   =========   =========
Operating income                                              $    81.3   $    64.9   $    31.4
                                                              =========   =========   =========
Net income                                                    $    66.2   $    49.9   $     7.4
                                                              =========   =========   =========

     European Marine Contractors, Limited, which is 50% owned by the Company and part of Engineering and Construction Services, specializes in engineering, procurement and construction of marine pipelines.
     Included in the Company's revenues for 1994, 1993 and 1992 are equity in income of related companies of $93.0 million, $76.3 million and $40.5 million, respectively.
     When the Company sells or transfers assets to an affiliated company that is accounted for using the equity method and the affiliated company records the assets at fair value, the excess of the fair value of the assets over the Company's net book value is deferred and amortized over the expected lives of the assets. Deferred gains included in the Company's other liabilities were $19.4 million and $22.8 million at December 31, 1994 and 1993, respectively.

COMBINED FINANCIAL POSITION
Millions of dollars                                   1994        1993
                                                    ---------   --------
                                                       European Marine
                                                         Contractors
Cash and equivalents                                $    50.1   $   15.2
Receivables                                             191.5      122.1
Inventories                                              14.0       12.3
Property, plant and equipment, net                       58.5       42.2
Other assets                                             16.5       17.8
                                                    ---------   --------
                                                    $   330.6   $  209.6
                                                    =========   ========

Accounts payable                                    $    22.9   $   17.2
Income taxes payable                                     45.7       26.0
Other liabilities                                       178.6      133.7
Shareholders' equity                                     83.4       32.7
                                                    ---------   --------
                                                    $   330.6   $  209.6
                                                    =========   ========

                                                      Other Affiliates
                                                    ---------   --------
Cash and equivalents                                $   197.2   $   35.1
Receivables                                             344.0      327.3
Inventories                                             180.3      138.1
Property, plant and equipment, net                      144.5       89.7
Other assets                                            237.5        5.8
                                                    ---------   --------
                                                    $ 1,103.5   $  596.0
                                                    =========   ========

Accounts payable                                    $   192.0   $  233.1
Accrued employee compensation and benefits               26.0       10.6
Income taxes payable                                     12.1        7.6
Long-term debt                                          302.5       46.0
Other liabilities                                       206.6       21.5
Shareholders' equity                                    364.3      277.2
                                                    ---------   --------
                                                    $ 1,103.5   $  596.0
                                                    =========   ========

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

     The components of the (provision) benefit for income taxes are:

Millions of dollars     1994      1993      1992
                       -------   ------    ------
CURRENT INCOME TAXES
    Federal            $  10.9   $ 63.1    $ 14.1
    Foreign              (35.8)   (47.8)    (72.4)
    State                 (2.0)    (6.2)     (2.6)
                       -------   ------    ------
         Total           (26.9)     9.1     (60.9)
                       -------   ------    ------
DEFERRED INCOME TAXES
    Federal              (55.3)    27.1      69.0
    Foreign and state    (30.7)    (9.6)     (2.0)
                       -------   ------    ------
         Total           (86.0)    17.5      67.0
                       -------   ------    ------
    Total              $(112.9)  $ 26.6    $  6.1
                       =======   ======    ======

     Included in deferred income taxes are foreign tax credits of $18.4 million in 1994 and $28.3 million in 1992 and net operating loss carryforwards utilized of $9.1 million and $7.3 million in 1993 and 1992, respectively.
     The U.S. and foreign components of income (loss) before income taxes, minority interest and changes in accounting methods are as follows:

Millions of dollars   1994      1993      1992
                     -------   -------   -------
U.S.                 $ 201.1   $(134.3)  $(126.1)
Foreign                 89.8     (54.8)     (5.2)
                     -------   -------   -------
    Total            $ 290.9   $(189.1)  $(131.3)
                     =======   =======   =======

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                      1994      1993
                                        -------   -------
GROSS DEFERRED TAX ASSETS
      Employee benefit plans            $  85.0   $  87.0
      Transition costs on sale of
          geophysical operations
          and special charges              17.9      67.2
      Insurance claim loss reserves        61.5      58.2
      Intercompany profit                  41.1      53.5
      Net operating loss carryforwards     48.7      52.5
      Construction contract
          accounting methods               34.4      37.3
      Excess and obsolete inventory        11.5      28.4
      All other                           124.4     151.7
                                        -------   -------
                                          424.5     535.8
                                        -------   -------
GROSS DEFERRED TAX LIABILITIES
      Depreciation and amortization        58.2      60.9
      Capitalized and deferred
          development costs                14.5      28.0
      Unrepatriated foreign earnings       33.2      27.9
      Safe harbor leases                   13.9      14.8
      All other                           118.6     117.3
                                        -------   -------
                                          238.4     248.9
                                        -------   -------
VALUATION ALLOWANCES
      Net operating loss carryforwards     29.3      33.5
      All other                            36.3      53.9
                                        -------   -------
                                           65.6      87.4
                                        -------   -------
Net deferred income tax asset           $ 120.5   $ 199.5
                                        =======   =======

     The Company has foreign tax credits which expire in 1997 of $14.0 million. The Company has net foreign operating loss carryforwards which expire as follows: 1995, $6.1 million; 1996, $8.0 million; 1997, $9.1 million; 1998, $14.9 million; 1999 through 2004, $42.4 million; and indefinite, $62.3 million.

    Reconciliations between the actual benefit (provision) for income taxes and that computed by applying the U.S. statutory rate to income or loss before income taxes, minority interest and changes in accounting methods are as follows:

Millions of dollars                     1994      1993      1992
                                       -------   ------    ------

Benefit (provision) computed at
    statutory rate                     $(101.8)  $ 66.2    $ 44.6
Reductions (increases) in taxes
    resulting from:
    Loss on sale of geophysical
        operations                         -      (66.5)       -
    Tax differentials on
        foreign earnings                (16.7)    (29.1)    (42.6)
    Nondeductible goodwill               (0.9)     (1.2)     (4.2)
    State income taxes, net of
        Federal income tax benefit       (2.0)     (6.2)     (3.2)
    Federal income tax refund              -       40.4        -
    Nontaxable interest income            9.0       9.0      12.3
    Change in Federal income tax laws      -        6.4        -
    Other items, net                     (0.5)      7.6      (0.8)
                                       -------   ------    ------
        Total                          $(112.9)  $ 26.6    $  6.1
                                       =======   ======    ======

     During 1994, the Company received a statutory notice of deficiency for the 1989 tax year from the Internal Revenue Service (IRS) of $51.8 million, excluding any penalties or interest. The Company believes it has meritorious defenses and does not expect that any liability resulting from the 1989 tax year will result in a material adverse effect on its results of operations or financial position.
     In 1993, the Company reached a settlement with the IRS for the 1980-1987 taxable years. As a result of the settlement, as well as significant prepayments of taxes in prior years, the Company received a refund and net income was increased by $40.4 million in 1993.

NOTE 8. LINES OF CREDIT AND LONG-TERM DEBT
     The Company has short-term lines of credit totaling $445.0 million with several U.S. banks. No borrowings were outstanding at December 31, 1994 under these credit facilities. At December 31, 1994, $30.7 million of other short-term debt was outstanding.
     Long-term debt at December 31, 1994 and 1993 consists of the following:

Millions of dollars                            1994      1993
                                              -------   -------
Zero coupon convertible subordinated
  debentures, $728.2 due March 13, 2006       $ 375.7   $ 354.1
8.75% debentures due February 15, 2021          200.0     200.0
Term loan at LIBOR plus .45%, with
  annual installments of $10.5 in 1996
  and 1997 and $21.0 in 1998                     42.0      42.0
4.0% notes payable with installments of $5.0
  due quarterly through February 1996            25.0        -
10.2% debentures due June 1, 2005                  -       23.8
Other notes with varying interest rates           0.4       4.0
                                              -------   -------
    Total                                     $ 643.1   $ 623.9
                                              =======   =======

     The Company's 8.75% debentures due February 15, 2021 do not have sinking fund requirements and are not redeemable prior to maturity.
     The Company's $728.2 million principal amount at maturity of zero coupon convertible subordinated debentures due 2006 do not have periodic interest payment requirements and have an annual yield to maturity of 6.00%. Each $1,000 principal amount at maturity debenture is convertible into 6.824 shares of Common Stock of the Company. Each debenture holder has the option to require the Company to purchase the debentures on March 13, 1996 and March 13, 2001 for a purchase price equal to the issue price of the debentures plus accrued original issue discount to the date of purchase, which amount may be paid by the Company in cash or shares of the Company's Common Stock. Five million shares of the Company's Common Stock have been reserved in the event of conversion and are presently antidilutive for earnings per share purposes. The debentures are redeemable for cash at any time at the option of the Company at redemption price equal to the issue price of the debentures plus accrued original issue discount to the date of redemption.
     In 1994, the Company issued $73.8 million in notes to the purchaser of the geophysical business to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes are payable over two years at a rate of 4%. During 1994, the Company redeemed
$48.8 million of this note payable.
     On June 1, 1994, the Company redeemed the remaining $23.8 million of the 10.2% sinking fund debentures due June 1, 2005.
     Maturities of long-term debt for the succeeding five years are as follows:
1995, $20.1 million; 1996, $15.6 million; 1997, $10.5 million; 1998, $21.0 million; and no maturities in 1999.

NOTE 9.  COMMON STOCK
     In 1993, shareholders of the Company approved the 1993 Stock and Long-Term Incentive Plan (1993 Plan). The 1993 Plan provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan, 5.5 million shares of the Company's Common Stock were reserved for issuance to key employees. At December 31, 1994, 3.6 million shares were available for future grants. Stock option transactions for 1993 and 1994 are summarized as follows:

                                           Number of       Price per
                                            Shares           Share
                                           ---------    ---------------
Granted during 1993                          698,500    $30.50 - $40.25
1994:
  Granted                                  1,039,000    $30.88 - $33.13
  Canceled                                   (39,000)       $30.50
                                           ---------
Outstanding at December 31, 1994           1,698,500
                                           =========

     All stock options are granted at fair market value of the Common Stock at the grant date and generally expire ten years from the grant date or three years after date of retirement, if earlier. Stock options vest over a three year period, with one-third of the shares becoming exercisable on each of the first three anniversaries of the grant date. The number of stock option shares exercisable at December 31, 1994 were 243,826. Restricted shares awarded under the 1993 Plan for 1994 and 1993 were 80,600 (net of forfeitures of 5,000 shares) and 107,000, respectively.
     In 1993, shareholders of the Company also approved the Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan). Under the terms of the Restricted Stock Plan, each non-employee director receives an annual award of 200 restricted shares of Common Stock as a part of compensation. The Company reserved 50,000 shares of Common Stock for issuance to non-employee directors. At December 31, 1994, 46,600 shares were available for future issuance.
     In 1994, the Company awarded 96,750 restricted shares under the Employees' Restricted Stock Plan. The Company reserved 100,000 shares of Common Stock for issuance to employees who are not officers. At December 31, 1994, 3,250 shares were available for future issuance.
     Under the terms of the Company's career executive incentive stock plan adopted by the Company in 1969, 7.5 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1994, 5.9 million shares (net of 1.0 million shares forfeited) have been issued under the plan. No further grants will be made under the career executive incentive stock plan.
     Restricted shares issued under the 1993 Plan, Restricted Stock Plan, Employees' Restricted Stock Plan and the career executive incentive stock plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 1994, the unamortized amount is $20.8 million.
     See Note 8 for other shares of Common Stock reserved for possible issuance.

NOTE 10.  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
     In 1986, the Company declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of Common Stock, par value $2.50 per share (the Common Shares). The terms of the outstanding Rights were subsequently modified by the Company's Board of Directors as of February 15, 1990 (the Amended Rights Agreement). Pursuant to the Amended Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, without par value (the Preferred Shares), at an exercise price of $70, subject to certain antidilution adjustments. The Rights will not be exercisable or transferable apart from the Common Shares, until the tenth business day after a person or group (i) acquires 20% or more of the Common Shares or (ii) announces an intention to make a tender or exchange offer for 20% or more of the Common Shares. The Rights will not have any voting rights or be entitled to dividends. If, after the Rights become exercisable, (i) the Company merges into another entity, (ii) an acquiring entity merges into the Company and the Common Shares of the Company are exchanged for other securities or assets, or (iii) the Company sells more than 50% of its assets or earning power, then each Right will entitle its holder to purchase, at the exercise price of the Right, that number of shares of common stock of the acquiring company having a current market value of two times the exercise price of the Right. Alternatively, if a holder acquires 20% or more of the Company's Common Shares, then each Right not owned by such acquiring person or group will entitle the holder to purchase, for the exercise price, the number of Common Shares, having a current market value of two times the exercise price of the Right. The Rights are redeemable at the Company's option for $.05 per Right at any time prior to the time that a person or group acquires beneficial ownership of 20% or more of the Common Shares. At any time after a person or group acquires 20% or more of the Common Shares, but prior to the time such acquiring person acquires 50% or more of the Common Shares, the Company's Board of Directors may redeem the Rights (other than those owned by the acquiring person), in whole or in part, by exchanging one Common Share for each two Common Shares for which a Right is then exercisable (subject to adjustment). The Rights will expire on the earlier to occur of (i) June 1, 1996, or (ii) the exchange or redemption of the Rights.

NOTE 11. INSURANCE SUBSIDIARIES
     The consolidated financial statements include property and casualty insurance subsidiaries and a health care management subsidiary sold effective September 30, 1992.
     Undistributed earnings of $177.5 million were restricted as to payment of dividends by the insurance subsidiaries at December 31, 1994.
     Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

COMBINED OPERATING RESULTS
Millions of dollars                     1994       1993       1992
                                       -------    -------    -------
REVENUES
    Direct premiums                    $ 229.1    $ 278.3    $ 332.3
    Premiums assumed                     149.1       83.9       89.4
    Premiums ceded                      (160.9)    (102.0)    (165.5)
                                       -------    -------    -------
    Net earned premiums and
          agency income*                 217.3      260.2      256.2
    Investment income                     47.4       48.6       60.7
                                       -------    -------    -------
                                         264.7      308.8      316.9
                                       -------    -------    -------
OPERATING COSTS AND EXPENSES
    Underwriting expenses                429.2      463.9      963.7
    Reinsurance recoveries              (180.0)    (127.2)    (657.2)
    Investment expenses                    0.8        0.7        0.9
    General and administrative            15.1       13.6       14.3
                                       -------    -------    -------
                                         265.1      351.0      321.7
                                       -------    -------    -------
OPERATING INCOME (LOSS)                   (0.4)     (42.2)      (4.8)
Foreign currency gains (losses)            0.5       (0.3)      (5.3)
Nonoperating expense, net                 (1.0)        -        (0.8)
                                       -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES
    AND CHANGES IN ACCOUNTING METHODS     (0.9)     (42.5)     (10.9)
Benefit for income taxes                   5.8       21.3       11.0
                                       -------    -------    -------
INCOME (LOSS) BEFORE CHANGES IN
    ACCOUNTING METHODS                     4.9      (21.2)       0.1
Cumulative effect of changes in
    accounting methods                      -          -        (0.3)
                                       -------    -------    -------
NET INCOME (LOSS)                      $   4.9    $ (21.2)   $  (0.2)
                                       =======    =======    =======

*Includes revenues received from other segments of the Company of $34.4 million, $52.1 million and $41.0 million in 1994, 1993 and 1992, respectively.

     Insurance Services written premiums are as follows:

Millions of dollars                      1994       1993       1992
                                        -------    -------    -------
Direct premiums                         $ 246.4    $ 252.4    $ 305.0
Premiums assumed                          150.8       83.7       90.1
Premiums ceded                           (164.7)     (92.7)    (159.0)
                                        -------    -------    -------
Net written premiums and agency income  $ 232.5    $ 243.4    $ 236.1
                                        =======    =======    =======


COMBINED FINANCIAL POSITION
Millions of dollars                                       1994         1993
                                                        ---------    ---------
ASSETS
CASH AND EQUIVALENTS                                    $    52.8    $    41.3
INVESTMENTS:
    Available-for-sale                                      219.0        182.5
    Held-to-maturity                                        411.7        450.6
                                                        ---------    ---------
         Total investments                                  630.7        633.1
NOTES AND ACCOUNTS RECEIVABLES**                            213.8        266.8
REINSURANCE RECOVERABLES (less allowance for
        losses of $11.9 and $11.5)                          671.1        653.5
PROPERTY, PLANT AND EQUIPMENT, at
        cost less accumulated depreciation
        of $6.5 and $7.1                                      2.0          3.3
EXCESS OF COST OVER NET ASSETS ACQUIRED                       0.1          0.2
OTHER ASSETS                                                 22.5         15.3
                                                        ---------    ---------
                                                        $ 1,593.0    $ 1,613.5
                                                        =========    =========

LIABILITIES AND EQUITY
ACCOUNTS PAYABLE                                        $    51.9    $    26.0
ACCRUED EMPLOYEE COMPENSATION AND BENEFITS                    4.7          4.3
INCOME TAXES PAYABLE                                        (20.9)       (14.3)
UNEARNED INSURANCE PREMIUMS                                  51.2         53.5
RESERVES FOR INSURANCE LOSSES AND CLAIMS**                1,197.2      1,210.7
OTHER LIABILITIES                                            40.1         52.4
                                                        ---------    ---------
    Total liabilities                                     1,324.2      1,332.6
HALLIBURTON COMPANY EQUITY, adjusted for
      net unrealized gains (losses) of $(7.6) and $9.3      268.8        280.9
                                                        ---------    ---------
                                                        $ 1,593.0    $ 1,613.5
                                                        =========    =========

**Includes $70.8 million in 1994 and $79.0 million in 1993 relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

     A United Kingdom subsidiary of the Company suspended further underwriting activities due to unacceptable loss experience in 1993 and 1992. The Company recognized a $46.3 million and a $21.0 million charge to operating income in 1993 and 1992, respectively, for additional claim loss reserves and for future administrative expenses of claims processing and other activities related to insurance coverage previously written in the United Kingdom. The subsidiary may resume underwriting activities in the future if market conditions improve.
     The Company's insurance subsidiaries have numerous reinsurance agreements with other insurance companies. To the extent that any reinsurance company is unable to meet its obligations under the reinsurance agreements, the Company's insurance subsidiaries would remain obligated.
     Total reinsurance recoverables primarily relate to ceded losses and incurred but not reported claims. Major reinsurers include American Re-Insurance Company, General Reinsurance Corporation and Cigna Property and Casualty Company with A.M. Best ratings of A+, A++ and A-, respectively.
     In 1993, the Company adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which requires reinsurance receivables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums to be classified as assets.
     Insurance losses and claims related to asbestos and environmental remediation are based upon management's best estimates using facts currently known, taking into consideration the current legislative and legal environment. Developed case law and adequate claim history do not exist for such claims. Estimates of the liability are reviewed and updated continually. Due to the significant uncertainties related to these types of claims, past claim experience may not be representative of future claim experience.

NOTE 12.  BUSINESS SEGMENT INFORMATION
     The Company operates in three segments - Energy Services, Engineering and Construction Services, and Insurance Services. Energy Services' products and services include drilling systems and services, pressure pumping equipment and services, logging and perforating, specialized completion and production equipment and services, and well control. Engineering and Construction Services provides engineering, construction, project management, facilities operation and maintenance, and environmental services for industrial and government customers. Insurance Services offers casualty, property, surety and marine insurance services.
     The Company's equity in income or losses of related companies is included in revenues and operating income of each applicable segment.
     Insurance Services' revenues include $34.4 million, $52.1 million and $41.0 million in intersegment sales for the years ended December 31, 1994, 1993 and 1992, respectively. Intersegment revenues included in the revenues of the other business segments are immaterial. Sales between geographic areas and export sales are also immaterial.
     Depreciation and amortization expenses were increased in 1993 by the loss for the sale of the geophysical business in 1994 discussed in Note 19 by $128.9 million. In 1992, depreciation and amortization expenses of Energy Services and Engineering and Construction Services were increased $62.1 million and $12.0 million, respectively, by the special charges discussed in Note 18.
     General corporate assets are primarily comprised of cash and equivalents and certain other investments.

OPERATIONS BY BUSINESS SEGMENT
Years ended December 31
Millions of dollars                        1994         1993         1992
                                         ---------    ---------    ---------
REVENUES:
  Energy services                        $ 2,514.0    $ 2,953.4    $ 2,726.3
  Engineering and construction services    2,996.2      3,140.7      3,563.7
  Insurance services                         264.7        308.8        316.9
  Eliminations                               (34.4)       (52.1)       (41.0)
                                         ---------    ---------    ---------
    Total                                $ 5,740.5    $ 6,350.8    $ 6,565.9
                                         =========    =========    =========

OPERATING INCOME (LOSS):
  Energy services                        $   191.1    $  (147.7)   $   (63.6)
  Engineering and construction services       67.2         79.3        (12.0)
  Insurance services                          (0.4)       (42.2)        (4.8)
  General corporate                          (22.9)       (22.0)       (21.0)
                                         ---------    ---------    ---------
    Total                                $   235.0    $  (132.6)   $  (101.4)
                                         =========    =========    =========

CAPITAL EXPENDITURES:
  Energy services                        $   188.8    $   197.8    $   228.8
  Engineering and construction services       44.5         45.9         84.0
  Insurance services                           1.0          1.6          2.5
  General corporate                            0.4          1.6          0.6
                                         ---------    ---------    ---------
    Total                                $   234.7    $   246.9    $   315.9
                                         =========    =========    =========

DEPRECIATION AND AMORTIZATION:
  Energy services                        $   204.4    $   395.8    $   294.4
  Engineering and construction services       53.3         51.6         60.5
  Insurance services                           1.4          1.6          2.1
  General corporate                            2.5          3.0          3.0
                                         ---------    ---------    ---------
    Total                                $   261.6    $   452.0    $   360.0
                                         =========    =========    =========

IDENTIFIABLE ASSETS:
  Energy services                        $ 2,131.3    $ 2,570.2    $ 2,346.3
  Engineering and construction services    1,021.7        938.3      1,045.1
  Insurance services                       1,593.0      1,613.5      1,835.9
  General corporate                          593.1        360.1        412.8
  Eliminations                               (70.8)       (79.0)       (74.5)
                                         ---------    ---------    ---------
    Total                                $ 5,268.3    $ 5,403.1    $ 5,565.6
                                         =========    =========    =========

OPERATIONS BY GEOGRAPHIC AREA
Years ended December 31
Millions of dollars                        1994         1993         1992
                                         ---------    ---------    ---------
REVENUES:
  United States                          $ 3,416.4    $ 3,818.3    $ 4,016.5
  Europe                                     960.9        946.7      1,090.3
  Other areas                              1,363.2      1,585.8      1,459.1
                                         ---------    ---------    ---------
    Total                                $ 5,740.5    $ 6,350.8    $ 6,565.9
                                         =========    =========    =========

OPERATING INCOME (LOSS):
  United States                          $   171.5    $    20.7    $   (21.9)
  Europe                                     (21.8)       (71.5)        (5.7)
  Other areas                                108.2        (59.8)       (52.8)
  General corporate                          (22.9)       (22.0)       (21.0)
                                         ---------    ---------    ---------
    Total                                $   235.0    $  (132.6)   $  (101.4)
                                         =========    =========    =========

IDENTIFIABLE ASSETS:
  United States                          $ 2,909.6    $ 3,256.5    $ 3,474.7
  Europe                                     813.5        786.2        757.8
  Other areas                                952.1      1,000.3        920.3
  General corporate                          593.1        360.1        412.8
                                         ---------    ---------    ---------
    Total                                $ 5,268.3    $ 5,403.1    $ 5,565.6
                                         =========    =========    =========

NOTE 13.  RESEARCH AND DEVELOPMENT
     Research and development expenses are charged to income as incurred. Such charges were $109.5 million in 1994, $126.5 million in 1993 and $112.1 million in 1992. In addition, the Company capitalized software development costs related primarily to integrated information technologies and project management of $6.4 million in 1994, $39.8 million in 1993 and $44.8 million in 1992.

NOTE 14. COMMITMENTS AND CONTINGENCIES
     At December 31, 1994, the Company was obligated under noncancelable operating leases, expiring on various dates to 2108, principally for the use of land, offices, equipment and field facilities. Aggregate rentals charged to operations for such leases totaled $107.5 million in 1994, $133.6 million in 1993 and $137.4 million in 1992. Future aggregate rentals on noncancelable operating leases are as follows: 1995, $74.3 million; 1996, $53.3 million; 1997, $41.0 million; 1998, $31.2 million; 1999, $22.2 million; and thereafter, $101.1 million.
     The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
     Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until March 1995. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
     The Company is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Six "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit
2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs have entered into an Administrative Order on Consent that will allow them to perform a site-wide RI/FS (Operable Unit 4). The Company's share of past response costs alleged by the EPA for Operable Unit 1, remediation cost estimates for Operable Units 2 and 3, and cost estimates to perform the RI/FS (Operable Unit 4) range in the aggregate from approximately $1.7 million to approximately $2.3 million. There are at present no reliable estimates of costs to remediate Operable Units 5 and 6, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that its share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
     In April 1991, the U.S. Customs Service initiated an investigation of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
     Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owned an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. The Company believes the U.S. Government will take the position that such actions violated the Orders and the Regulations.
     On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.
     The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines. Although the Company cannot predict the exact nature of the sanctions the U.S. Government may seek with respect to these matters, the Company believes the U.S. Government will seek to impose civil penalties or criminal fines or both. In the opinion of the Company the amount of such penalties and fines would not be material to the results of operations or the consolidated financial position of the Company.
     The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

NOTE 15.  FINANCIAL INSTRUMENTS AND RISK CONCENTRATION
FOREIGN EXCHANGE RISK.
     The Company operates in over 100 countries around the world and has exposures to currency fluctuations in approximately 80 foreign currencies. These exposures subject the Company to the risk that the eventual dollar net cash flows from sales to customers and purchases from suppliers could be adversely affected by changes in exchange rates. Some currencies have established markets that facilitate the active exchange of one currency for another (traded currencies), but most currencies are not widely traded and are actively controlled by their respective governments (non-traded currencies). As part of the Company's efforts to minimize foreign exchange risk, the Company hedges its foreign currency exposure in traded currencies through the use of simple currency derivative instruments. Foreign currency transactions for speculative (trading) purposes are not permitted.
     It is the Company's policy to hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing, investments, forward exchange contracts, and foreign exchange option contracts. Forward exchange contracts are commitments to buy or sell a specified amount of a foreign currency at a specified price and time. Foreign exchange option contracts (puts or calls) convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price. A put is an option to sell; a call is an option to buy.
     The table below provides a comparison of the Company's net asset (liability) position at December 31, 1994, in traded (other than U.S. dollar) and non-traded currencies as well as the fair value of the notional amounts of hedging contracts in which the Company is a buyer or a seller. The "buyer" amounts represent the U.S. dollar equivalent of contracts where the Company is the purchaser of foreign currencies and the "seller" amounts represent the U.S. dollar equivalent of contracts where the Company is the seller of foreign currencies.

                                                                          Fair Value of
                                                                       Notional Amounts of
                                                                        Hedging Contracts           Net Asset
                                                       Net Asset       -------------------         (Liability)
                                                      (Liability)       Buyer       Seller         Not Hedged
                                                      -----------    -----------  -----------      -----------
Traded currencies:
  Exchange movements affecting:
    Net income                                        $      53.2    $      31.1  $      55.1      $      29.2
    Shareholders' equity                                     68.8             -            -              68.8
Non-traded currencies                                       (12.4)            -            -             (12.4)
                                                      -----------    -----------  -----------      -----------
Totals                                                $     109.6    $      31.1  $      55.1      $      85.6
                                                      -----------    -----------  -----------      -----------
Percent of consolidated net assets                              6%                                           4%

     The Company limits some of its ability to benefit from favorable fluctuations in foreign exchange rates through the use of forward contracts. None of the forward or option contracts utilized are exchange traded. At December 31, 1994, the Company had outstanding forward contracts and currency options at fair values of $11.8 million and $12.2 million, respectively, to manage its foreign exchange risk. Such contracts generally have an expiration date of one year or less. Forward contracts are generally used to hedge identifiable cash flows and currency options are generally used to hedge cash flows with an indeterminable maturity date. Some of the contracts involve the exchange of two foreign currencies, according to the local needs of foreign subsidiaries. Foreign currency amounts are translated at rates current at the reporting date with gains or losses and the amortization of premiums paid for such contracts included in foreign currency gains (losses). The table below summarizes by major currency the fair value of the notional amounts of the Company's forward exchange and option contracts in U.S. dollars at December 31, 1994.

Millions of dollars
                                                            Buyer    Seller
                                                            ------   ------
Danish krone                                                $  7.0   $  8.2
Indonesia rupiah                                                -       7.8
Norwegian krone                                               13.9     21.8
Singapore dollar                                               5.1       -
Other currencies                                               5.1     17.3
                                                            ------   ------
                                                            $ 31.1   $ 55.1
                                                            ======   ======

     Cash flow exposures in non-traded currencies are generally not hedged due primarily to cost considerations and lack of available markets. The Company attempts to manage its working capital position to minimize currency exposure to these non-traded currencies and recognizes that pricing for the services and products offered in such countries should cover the cost of exchange rate devaluations. The Company has historically incurred transaction losses in non-traded currencies such as Brazil, Venezuela, Mexico and Nigeria due to the magnitude of currency devaluations, rather than the size of the foreign currency exposures. The net foreign exchange losses in these four currencies were $18.8 million in 1994, $24.8 million in 1993 and $20.5 million in 1992. At December 31, 1994, the combined net asset position in these four currencies was $7.6 million.

INTEREST RATE RISK.
     The Company has an interest rate cap agreement to reduce the risk of changes in interest rates on its $42.0 million floating rate long-term debt due in 1998. The Company paid $.5 million to place a maximum interest rate cap of 6.55% per annum on this debt cumulatively from 1995 through 1998, the last three years of the credit agreement. Amounts receivable, if any, under this interest cap agreement will be treated as an adjustment to interest expense in the period it is earned and the cost of the cap will be amortized to interest expense over the three year period for which it will be effective.

COMMODITY EXCHANGE RISK.
     The Company often enters into exchange traded commodity futures contracts to protect the Company against adverse fuel and raw material price movements over the life of long-term fixed price contracts in its engineering and construction services business. As fuel and/or raw materials are consumed, the Company reduces the number of contracts outstanding and gains or losses incurred from the liquidation of the contracts are recognized as part of the cost of the fuel or raw materials. Gains or losses from rolling the portfolio forward are deferred until the contracts are liquidated. As of December 31, 1994, the Company had deferred losses from such contracts of $.2 million. As of December 31, 1994, the notional amount of such contracts held by the Company was $2.9 million.

CREDIT RISK.
     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable. The notional amounts of the Company's foreign exchange contracts and commodity futures contracts do not represent amounts exchanged by the parties, and thus, are not a measure of the exposure of the Company. The credit exposure of the Company on foreign exchange contracts and commodity futures contracts is represented by the carrying amount of such contracts. The Company does not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings.

FAIR VALUE OF FINANCIAL INSTRUMENTS.
     The financial position of the Company at December 31, 1994, includes certain financial instruments which may have a fair value that is different from the value currently reflected on the financial statements. In reviewing the financial instruments of the Company, certain assumptions and methods were used to determine the fair value of each category of financial instruments for which it is practicable to estimate that value.
     The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1994, and 1993 are as follows:

                                                                        1994                  1993
                                                                 -------------------   -------------------

                                                                 Carrying     Fair     Carrying     Fair
Millions of dollars                                               Amount     Value      Amount     Value
                                                                 --------   --------   --------   --------

Investments                                                      $  654.8   $  644.3   $  656.5   $  675.3
Long-term debt                                                      643.1      626.1      623.9      662.0
Derivatives relating to:
   Foreign exchange risk                                              0.8        0.6        1.5        1.4
   Interest rate risk                                                 0.5        1.4        0.5        0.5
   Commodity exchange risk                                            0.3        0.3        0.7        0.7

     The carrying amounts of derivatives are included in other assets and generally represent the unamortized amounts paid for the instruments. The carrying amount of short-term financial instruments (cash and equivalents, receivables, and certain other liabilities) approximates fair value due to the short maturity of those instruments. The fair value of investments, long-term debt, foreign exchange risk instruments and interest rate risk instruments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. The carrying amount of commodity exchange risk instruments is based on the margin requirements of these instruments and, as such, approximates fair value.

NOTE 16.  RETIREMENT PLANS
     The Company offers a postretirement medical plan to certain employees that qualify for retirement and, on the last day of active employment, are enrolled as participants in the Company's active employee medical plan. The Company's liability is limited to a fixed contribution amount for each participant or dependent. Effective in September 1993, coverage under this plan ceases when the participant reaches age 65. However, those participants aged 65 or over on January 1, 1994, have the option to participate in an expanded prescription drug program in lieu of the medical coverage. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate.
     In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106), which requires accrual, during the years that the employee renders the services, of the expected cost of providing postretirement benefits. As of January 1, 1992, the Company recognized the transition obligation of $29.3 million as a charge to the net loss, net of income taxes of $16.0 million, or 27 cents per share. Prior to adoption of SFAS 106, the Company expensed its contributions as incurred.
     Net periodic postretirement benefit cost included the following components:

Millions of dollars                                              1994     1993     1992
                                                                 -----    -----    -----

Service cost - benefits attributed to service during the period  $ 0.8    $ 0.9    $ 1.0
Interest cost on accumulated postretirement benefit obligation     2.4      3.1      3.4
Amortization of prior service cost                                (0.9)    (0.3)      -
                                                                 -----    -----    -----
Net periodic postretirement cost                                 $ 2.3    $ 3.7    $ 4.4
                                                                 =====    =====    =====

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994, 7% in 1993 and 8% in 1992.
     The Company's postretirement medical plan's funded status reconciled with the amounts included in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993 is as follows:

Millions of dollars                                    1994     1993
                                                      ------   ------
Accumulated postretirement benefit obligation:
   Retirees and related beneficiaries                 $ 15.2   $ 21.4
   Fully eligible active plan participants               5.4      6.1
   Other active plan participants not fully eligible     7.9      9.1
                                                      ------   ------
Accumulated postretirement benefit obligation           28.5     36.6
Unrecognized prior service cost                          9.4     10.3
Unrecognized gain (loss)                                 4.5     (1.9)
                                                      ------   ------
Net postretirement liability                          $ 42.4   $ 45.0
                                                      ======   ======

     The Company is not required to fund its future obligation under the plan. The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $98.7 million, $56.1 million and $73.7 million in 1994, 1993, and 1992, respectively.
     Other pension plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of one or more factors such as age, years of service, or compensation. As a result of the sizable reduction in the number of employees, curtailment gains of $8.9 million are reflected in the net amortization (deferral) component of net periodic pension cost for 1994. These plans are funded to operate on an actuarially sound basis.
     Assumed long-term rates of return on plan assets, discount rates in estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Percentages                 1994           1993           1992
                         ----------     ----------     ----------

Return on plan assets:
   United States plans          8.5%           8.5%           8.5%
   International plans      7% to 9%             9%      9% to 10%
Discount rate:
   United States plans          8.5%           7.5%           8.5%
   International plans    4% to 8.5%     4% to 8.5%      4% to 10%
Compensation increase:
   United States plans            5%          4.25%           5.5%
   International plans      1% to 6%       1% to 6%       1% to 7%

     The net periodic pension cost for defined benefit plans is as follows:

Millions of dollars                             1994      1993      1992
                                               ------    ------    ------
Service cost - benefits earned during period   $  9.5    $ 42.3    $ 42.9
Interest cost on projected benefit obligation    26.6      25.7      23.2
Actual return on plan assets                     (8.5)    (78.0)    (17.6)
Net amortization (deferral)                     (26.7)     56.3      (3.3)
                                               ------    ------    ------
  Net periodic pension cost                    $  0.9    $ 46.3    $ 45.2
                                               ======    ======    ======

     The reconciliation of the funded status for defined benefit plans where assets exceed accumulated benefits is as follows:

Millions of dollars                               1994      1993
                                                 -------   -------
Actuarial present value of benefit obligations:
    Vested                                       $(278.2)  $(235.8)
                                                 =======   =======
    Accumulated benefit obligation               $(285.9)  $(251.2)
                                                 =======   =======
    Projected benefit obligation                 $(334.3)  $(286.6)
Plan assets at fair value                          371.4     293.8
                                                 -------   -------
    FUNDED STATUS                                   37.1       7.2

Unrecognized prior service cost                      5.4        -
Unrecognized net (gain)                            (57.2)    (32.7)
Unrecognized net obligation (asset)                 (4.7)      4.2
                                                 -------   -------
  NET PENSION LIABILITY                          $ (19.4)  $ (21.3)
                                                 =======   =======

     The reconciliation of the funded status for defined benefit plans where accumulated benefits exceed assets is as follows:

Millions of dollars                                  1994      1993
                                                    ------    ------
Actuarial present value of benefit obligations:
    Vested                                          $ (2.6)   $(24.4)
                                                    ======    ======
    Accumulated benefit obligation                  $ (7.5)   $(29.2)
                                                    ======    ======
    Projected benefit obligation                    $(10.1)   $(65.0)
Plan assets at fair value                               -       10.4
                                                    ------    ------
    FUNDED STATUS                                    (10.1)    (54.6)

Unrecognized prior service cost                         -        4.2
Unrecognized net (gain)                               (4.5)    (13.5)
Unrecognized net obligation (asset)                   (1.1)      6.9
Adjustment required to recognize minimum liability      -       (5.0)
                                                    ------    ------
  NET PENSION LIABILITY                             $(15.7)   $(62.0)
                                                    ======    ======

NOTE 17.  ENERGY SERVICES SEVERANCE COSTS
     In the second quarter of 1994, the Company recognized severance costs of $42.6 million, net of $12.7 million which was previously accrued, to provide for the termination of about 2,700 Energy Services employees. The terminations mostly impact middle and senior management levels and various product line support and general and administrative employees. Approximately 85% of the terminations occurred by year-end with the remainder to occur during the first quarter of 1995. At December 31, 1994, the remaining liability for these severance costs was $7.8 million.

NOTE 18.  SPECIAL CHARGES
     In November 1992, the Company announced restructuring and reorganization actions within Energy Services and Engineering and Construction Services designed to enable the Company to more effectively provide services and products, as well as to better meet the changing needs of its customers throughout the world. The Company, through the implementation of certain strategic initiatives, recorded special charges of $264.6 million in 1992. These special charges include $59.7 million for the closing and consolidation of certain operating facilities; $57.6 million for globalizing employee benefits and personnel reductions, relocations and associated employee benefits costs from the above actions; $53.5 million for the technological obsolescence of certain inventories and equipment related to the introduction of new technologies; $35.5 million for the realignment of worldwide manufacturing capabilities, which includes outsourcing of some items previously manufactured by the Company and the consolidation of existing capacity; $23.0 million for certain investments in operations which are no longer in the Company's long-term strategic interest; $17.9 million from the reduction in value of certain intangible assets related primarily to geophysical speculative data; and $17.4 million of other items primarily related to the cost of relocating equipment as a result of the above actions.

NOTE 19.  ACQUISITIONS AND DISPOSITIONS
     The Company sold its natural gas compression business unit in November 1994 for $205 million in cash. The sale resulted in a pretax gain of $102 million, or 56 cents per share after tax. The business unit sold owns and operates a large natural gas compressor rental fleet in the United States and Canada. The compressors are used to assist in the production, transportation and storage of natural gas.
     Additionally in November 1994, the Company announced that a definitive agreement was reached regarding the sale of its industrial services business unit. The business unit provides chemical cleaning, hydrojetting and vacuum removal services to the petrochemical and refining, pulp and paper, and power industries throughout the United States. The closing of the sale was completed during the first quarter of 1995.
     In January 1994, the Company sold substantially all of the assets of its geophysical services and products business, to Western Atlas International Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and the closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and eight quarterly installments of $5 million are payable thereafter.
     The Company recognized a $301.8 million charge ($263.8 million after tax) in 1993 related to the sale of its geophysical business. This charge includes $120.7 million for the writedown to the net realizable value of equipment and other assets; $54.0 million for anticipated operating and contract losses through the dates of disposition or completion; $43.4 million for marine vessel leases and mobilization; $35.1 million for facility leases and closures; $34.4 million for personnel and severance; and $14.2 million for transition costs and other related matters.
     The sale includes some international business locations, the closings of which have been deferred pending certain approvals and consents. The approvals and consents are expected to be received within the next several months and such closings will result in some additional consideration.
     The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and a majority interest in an international joint venture company. Although the disposition of the remaining assets is uncertain, the remaining liabilities are expected to be settled over the next several months.
     Services and products provided through the geophysical business include seismic data collection and data processing services for both land and marine seismic exploration activities and manufacturing and sales of seismic equipment. The revenues, operating loss and net loss of the geophysical operations, excluding the charge in 1993, change in accounting method and special charges in 1992 are as follows:

Millions of dollars   1993       1992
                     -------    -------
Revenues             $ 404.4    $ 469.7
                     =======    =======
Operating loss       $ (20.1)   $ (26.6)
                     =======    =======
Net loss             $ (20.3)   $ (35.7)
                     =======    =======

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

QUARTERLY DATA AND MARKET PRICE INFORMATION


Millions of dollars except per share data
(unaudited)                                  First      Second        Third       Fourth        Year
                                           ---------   ---------    ---------    ---------    ---------
1994
Revenues                                   $ 1,376.3   $ 1,425.4    $ 1,405.4    $ 1,533.4    $ 5,740.5
Operating income (loss) (1)                     40.2       (14.9)        98.6        111.1        235.0
Net income (loss) (1) (2)                       17.8       (19.2)        51.7        127.5        177.8
Earnings (loss) per share (1) (2)               0.16       (0.17)        0.45         1.12         1.56
Cash dividends paid per share                   0.25        0.25         0.25         0.25         1.00
Quarterly common stock prices (4)
    High                                       34.13       34.75        34.88        37.00        37.00
    Low                                        29.25       28.25        29.13        31.13        28.25

1993
Revenues                                   $ 1,559.5   $ 1,596.6    $ 1,541.4    $ 1,653.3    $ 6,350.8
Operating income (loss) (3)                     42.8        57.5       (210.5)       (22.4)      (132.6)
Net income (loss) (3)                           18.8        22.9       (160.7)       (42.0)      (161.0)
Earnings (loss) per share (3)                   0.18        0.20        (1.41)       (0.37)       (1.43)
Cash dividends paid per share                   0.25        0.25         0.25         0.25         1.00
Quarterly common stock prices (4)
    High                                       37.75       43.63        41.88        39.38        43.63
    Low                                        26.38       26.25        33.88        28.88        26.25

(1) Second quarter 1994 operating income (loss) and net income (loss) includes severance costs of $42.6 million and $27.7 million, respectively, or 24 cents per share, to provide for the termination of about 2,700 Energy Services' employees.

(2) Fourth quarter 1994 net income (loss) includes a gain on the sale of the natural gas compression business of $64.3 million, or 56 cents per share.

(3) Third quarter 1993 operating income (loss) and net income (loss) includes charges related to the loss on the sale of the geophysical business, claims loss reserves and suspension of underwriting activities in the United Kingdom of $266.3 million and $228.5 million, respectively. Also included in net income
(loss) in the third quarter of 1993 are benefits related to the Internal Revenue Service settlement and change in Federal income tax laws of $46.8 million. Fourth quarter 1993 operating income (loss) and net income (loss) includes additional charges related to the loss on sale of the geophysical business, claim loss reserves and employee severance costs of $101.8 million and $82.2 million, respectively.

(4) New York Stock Exchange - composite transactions high and low closing stock prices.

FIVE YEAR FINANCIAL RECORD
Years ended December 31
Millions of dollars and shares except
    per share data and employees                 1994            1993            1992            1991            1990
                                               ---------       ---------       ---------       ---------       ---------
OPERATING RESULTS
NET REVENUES
    Energy services                            $ 2,514.0       $ 2,953.4       $ 2,726.3       $ 2,939.0       $ 2,915.6
    Engineering and construction services        2,996.2         3,140.7         3,563.7         3,728.0         3,654.1
    Insurance services*                            230.3           256.7           275.9           351.8           355.8
                                               ---------       ---------       ---------       ---------       ---------
        TOTAL REVENUES                         $ 5,740.5       $ 6,350.8       $ 6,565.9       $ 7,018.8       $ 6,925.5
                                               =========       =========       =========       =========       =========
OPERATING INCOME (LOSS)
    Energy services**                          $   191.1       $  (147.7)      $   (63.6)      $    36.1       $   283.1
    Engineering and construction services**         67.2            79.3           (12.0)           73.7            71.0
    Insurance services**                            (0.4)          (42.2)           (4.8)            7.9             1.6
    General corporate expenses                     (22.9)          (22.0)          (21.0)          (21.8)          (19.9)
                                               ---------       ---------       ---------       ---------       ---------
        Total operating income (loss)              235.0          (132.6)         (101.4)           95.9           335.8
Nonoperating income (expense), net                  55.9           (56.5)          (29.9)           (2.9)           17.7
                                               ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES,
    MINORITY INTEREST AND CHANGES IN
    ACCOUNTING METHODS                             290.9          (189.1)         (131.3)           93.0           353.5
Benefit (provision) for income taxes              (112.9)           26.6             6.1           (63.8)         (153.5)
Minority interest in net (income) loss of
    consolidated subsidiaries                       (0.2)            1.5             1.7            (2.6)           (2.6)
                                               ---------       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE CHANGES IN
    ACCOUNTING METHODS                             177.8          (161.0)         (123.5)           26.6           197.4
Changes in accounting methods, net of
    income taxes                                      -               -            (13.8)             -               -
                                               ---------       ---------       ---------       ---------       ---------
NET INCOME (LOSS)                              $   177.8       $  (161.0)      $  (137.3)      $    26.6       $   197.4
                                               =========       =========       =========       =========       =========
Percent of net income (loss) to revenues             3.1%           (2.5)%          (2.1)%           0.4%            2.9%
Income (loss) per share before changes in
    accounting methods                         $    1.56       $   (1.43)      $   (1.15)      $    0.25       $    1.85
Net income (loss) per share                         1.56           (1.43)          (1.28)           0.25            1.85
Cash dividends per share                            1.00            1.00            1.00            1.00            1.00
Percent of net income (loss) to average
    equity of shareholders                           9.3%           (8.5)%          (6.7)%           1.2%            9.0%
                                               =========       =========       =========       =========       =========
FINANCIAL POSITION
Total assets                                   $ 5,268.3       $ 5,403.1       $ 5,565.6       $ 5,567.0       $ 4,868.0
Property, plant and equipment                    1,076.8         1,152.8         1,197.6         1,191.5         1,013.2
Long-term debt                                     643.1           623.9           656.7           653.2           189.8
Shareholders' equity                             1,942.2         1,887.7         1,907.3         2,164.6         2,246.9
Shareholders' equity per share                     17.02           16.55           17.80           20.24           21.04
Average common shares outstanding                  114.2           112.5           107.1           106.9           106.7
                                               =========       =========       =========       =========       =========
OTHER FINANCIAL DATA
Long-term borrowings, net of reductions        $   (72.9)      $   (57.1)      $   (15.8)      $   441.1       $    (9.0)
Issuance (purchase) of common stock, net            (1.5)           (1.0)           (0.5)           (0.6)           (0.1)
Acquisitions of property, plant and equipment      234.7           246.9           315.9           425.9           332.3
Net property, plant and equipment of
   businesses acquired (disposed)                  (43.1)           94.9            35.0            17.7           (14.5)
Depreciation and amortization expense              261.6           452.0           360.0           294.5           249.6
Payroll and employee benefits                    2,857.2         3,131.0         3,365.0         3,284.9         3,046.4
Number of employees***                            57,200          64,700          69,200          73,400          77,000

*       Excludes insurance revenues received from other segments of the Company.

** Energy Services operating income (loss) in 1993 includes a loss on the sale of the geophysical business and employee severance costs of $321.8 million and in 1992 and 1991 includes special charges of $182.0 million and $118.5 million, respectively. Engineering and Construction Services 1992 operating income (loss) includes special charges of $82.6 million. Insurance Services operating income (loss) in 1993 and 1992 includes loss related to claims loss reserves and suspension of underwriting activities in the United Kingdom of $46.3 million and $21.0 million, respectively.

***  Does not include employees of 50% or less owned affiliated companies.

--------------------------------------------------------------------------------
                      EUROPEAN MARINE CONTRACTORS LIMITED

                         COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994



        THESE FINANCIAL STATEMENTS ARE PRESENTED IN POUNDS STERLING. THE EXCHANGE RATE FOR POUNDS STERLING WAS 1.56 TO THE U.S. DOLLAR AT
                  THE BALANCE SHEET DATE OF DECEMBER 31, 1994


--------------------------------------------------------------------------------

INDEX

1 - 2   Directors' Report

3        Statement of Directors' Responsibilities in Respect of the Financial
         Statements

4        Auditors' Report

5        Group Profit and Loss Account

6        Group Statement of Total Recognised Gains and Losses

7        Group and Company Balance Sheets

8        Group Statement of Cashflows

9 - 20   Notes to the Financial Statements

--------------------------------------------------------------------------------

DIRECTORS

F Nanotti         (Chairman)
R G Beveridge     (General Manager)
V Oliveri
S Cao
N Chambers
L E Farmer

SECRETARY

T R Field

REGISTRATION NO. 2150753

REGISTERED OFFICE

EMC House
Motspur Park
New Malden
Surrey   KT3 6JJ





EUROPEAN MARINE CONTRACTORS LIMITED
DIRECTORS' REPORT
--------------------------------------------------------------------------------


The Directors' present their report and financial statements for the year ended 31 December 1994.

RESULTS AND DIVIDENDS

The group profit for the year, after taxation, is shown on page 5.

A dividend of (pounds sterling)30 million was paid during the year.

PRINCIPAL ACTIVITIES

The principal activity of the group continued to be the provision of complete pipelaying and marine construction services for operations in the North Sea and other waters.

BUSINESS REVIEW AND FUTURE DEVELOPMENTS

The Directors are pleased to report that turnover increased by 40% to (pounds sterling)283 million during 1994. Operations during the year consisted primarily of pipelaying services. The majority of the work was executed in the North Sea area, although 36% of turnover arose from services performed in the Mediterranean areas under operating agreements with Saipem SpA, and the South China Sea in a joint venture with Saipem SpA. High levels of utilisation of equipment have been achieved by obtaining winter work programmes in these areas. Results were further enhanced by improvements in productivity and reduced operating costs.

The company has been successful in winning new contract awards during 1994. Work under contract at 1994 year end remained good, at levels slightly lower than the previous year end. This work will be performed during the next two years.

SHAREHOLDING

The shareholders of the company as at 31 December 1994 were as follows:

                                                                                               % of issued
                                      CLASS OF SHARE                       NO. OF SHARES      Share Capital
Saipem UK Limited            (pound sterling)1 A Ordinary Shares             7,000,000             50
Brown & Root Limited         (pound sterling)1 B Ordinary Shares             7,000,000             50

Each class of shares ranks pari passu with the other in all respects.

AGREEMENTS AND TRANSACTIONS WITH SHAREHOLDERS

A number of staff employed by the shareholders are made available to the group under secondment agreements.

The  occupancy  agreement  with Brown & Root  Limited for  provision of the main
administrative   office  was  terminated  in  June  1994  when  European  Marine
Contractors Limited moved to new premises at Motspur Park.

Certain survey/diving subcontracts have been awarded to Brown & Root Group companies.

Engineering support and other advisory services are provided by the shareholders on request.

During the year projects for pipelaying in the Mediterranean Straits of Gibraltar and the South China Sea were carried out in conjunction with Saipem Group companies.

EUROPEAN MARINE CONTRACTORS LIMITED
DIRECTORS' REPORT
--------------------------------------------------------------------------------

DIRECTORS AND THEIR INTERESTS

The Directors during the year were as follows:-

F Nanotti
R G Beveridge
V Oliveri
S Cao
L E Farmer
K N Henry                  resigned 23 February 1994
N Chambers                 appointed 23 February 1994


No director had any interest in the shares of the company.

MARKET VALUE OF LAND AND BUILDINGS

In the opinion of the directors, the market value of the group's land and buildings was not less than their net book value as at 31 December 1994.

FIXED ASSETS

Changes in fixed assets during the year are summarised in notes 9 and 10.

AUDITORS

Ernst & Young have expressed their willingness to continue in office as auditors and a resolution proposing their re-appointment will be put to the members at the Annual General Meeting.

         By order of the board






         T R Field
         Secretary

         8 March 1995



EUROPEAN MARINE CONTRACTORS LIMITED
STATEMENT OF DIRECTORS' RESPONSIBILITIES IN RESPECT OF THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and the group and of the profit or loss of the group for that period. In preparing those financial statements the directors are required to:

o    select suitable accounting policies and then apply them consistently;

o    make judgements and estimates that are reasonable and prudent;

o state whether applicable accounting standards have been followed, subject to any material departures disclosed and explained in the financial statements; and

o prepare the financial statements on the going concern basis unless it is inappropriate to presume that the group will continue in business.

The directors confirm that the financial statements comply with the above requirements.

The directors are responsible for keeping proper accounting records which disclose with reasonable accuracy at any time the financial position of the group and to enable them to ensure that the financial statements comply with the Companies Act 1985. They are also responsible for safeguarding the assets of the group and hence for taking reasonable steps for the prevention and detection of fraud and other irregularities.


EUROPEAN MARINE CONTRACTORS LIMITED
AUDITORS' REPORT
--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS
EUROPEAN MARINE CONTRACTORS LIMITED

We have audited the accompanying consolidated balance sheets of European Marine Contractors Limited as of December 31, 1994 and 1993, and the related consolidated statements of income, total recognised gains and losses and cashflows for the each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of European Marine Contractors Limited at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with accounting principles generally accepted in the United Kingdom








                                                                   ERNST & YOUNG
                                                           CHARTERED ACCOUNTANTS

         London, England

         8 March 1995





EUROPEAN MARINE CONTRACTORS LIMITED
GROUP PROFIT AND LOSS ACCOUNT FOR THE YEAR ENDED 31 DECEMBER 1994
--------------------------------------------------------------------------------

                                                                                   1994        1993        1992
                                                                      Notes      (in thousands of pounds sterling)

Turnover                                                               2,3       282,870     201,766     169,635

Cost of sales                                                                   (200,888)   (151,273)   (122,867)
                                                                                 -------     -------     -------


GROSS PROFIT                                                            3         81,982      50,493      46,768


Administrative expenses                                                           (5,863)     (4,569)     (5,366)


Other operating costs                                                            (12,024)     (7,639)    (10,810)
                                                                                 -------     -------     -------

                                                                                  64,095      38,285      30,592

Other operating income                                                               125         436       2,688
                                                                                 -------     -------     -------


OPERATING PROFIT                                                       4a)        64,220      38,721      33,280


Interest receivable and similar income                                             1,221       1,071       1,248
                                                                                 -------     -------     -------

                                                                                  65,441      39,792      34,528


Interest payable and similar charges                                     5           (91)       (121)       (872)
                                                                                 -------     -------     -------


PROFIT ON ORDINARY
ACTIVITIES BEFORE TAXATION                                                        65,350      39,671      33,656


Tax on profit on ordinary activities                                     6       (26,090)    (20,315)    (11,266)
                                                                                 -------     -------     -------

PROFIT ON ORDINARY
ACTIVITIES AFTER TAXATION                                                         39,260      19,356      22,390
                                                                                 =======     =======     =======

AMOUNT (SET ASIDE TO)/WITHDRAWN FROM RESERVES                           18        (9,260)     15,644      (2,390)
                                                                                 =======     =======     =======


DIVIDENDS                                                                        (30,000)    (35,000)    (20,000)
                                                                                 =======     =======     =======



EUROPEAN MARINE CONTRACTORS LIMITED
GROUP STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES
 FOR THE YEAR ENDED 31 DECEMBER 1994


                                                                                 1994       1993       1992
                                                                 Notes        (in thousands of pounds sterling)


Profit on ordinary activities after taxation                                     39,260     19,356     22,390

Exchange differences on retranslation of net assets of
subsidiary undertaking                                                               45        (47)       171


Unrealised surplus on revaluation of fixed assets                  18                 -     54,886          -
                                                                                 ------     ------     ------

Total recognised realised and unrealised
gains and losses relating to the year                                            39,305     74,195     22,561
                                                                                 ======     ======     ======


RECONCILIATION OF SHAREHOLDERS' FUNDS

Total recognised gains and losses                                                39,305     74,195     22,561

Dividends                                                                       (30,000)   (35,000)   (20,000)
                                                                                 ------     ------     ------

Total movements during the year                                                   9,305     39,195      2,561

Shareholders' funds at 1 January                                                 58,585     19,390     16,829
                                                                                 ------     ------     ------

Shareholders' funds at 31 December                                               67,890     58,585     19,390
                                                                                 ======     ======     ======





EUROPEAN MARINE CONTRACTORS LIMITED
BALANCE SHEETS AT 31 DECEMBER 1994

                                                                     Group             Company
                                                                 (in thousands of pounds sterling)
                                                                1994      1993      1994      1993
                                                         Notes



FIXED ASSETS
Tangible assets                                            9    48,319    62,246    47,871    61,719
Investments                                               10         -         -       732       732
                                                               -------   -------   -------   -------
                                                                48,319    62,246    48,603    62,451
                                                               -------   -------   -------   -------

CURRENT ASSETS
Stocks                                                    11     8,965     8,304     8,965     8,304
Debtors                                                   12   133,335    94,072   138,222    92,235
Cash at bank and in hand                                  13    32,135    10,210    24,915     7,035
                                                               -------   -------   -------   -------
                                                               174,435   112,586   172,102   107,574
CREDITORS - amounts
falling due within one year                               14   149,564   110,756   148,249   106,548
                                                               -------   -------   -------   -------

NET CURRENT ASSETS                                              24,871     1,830    23,853     1,026
                                                               -------   -------   -------   -------

TOTAL ASSETS LESS CURRENT LIABILITIES                           73,190    64,076    72,456    63,477

PROVISIONS FOR LIABILITIES AND CHARGES
                                                          15     5,300     5,491     5,300     5,491
                                                               -------   -------   -------   -------
                                                                67,890    58,585    67,156    57,986
                                                               =======   =======   =======   =======


CAPITAL AND RESERVES

Called up share capital                                   17    14,000    14,000    14,000    14,000
Revaluation reserve                                       18    30,874    41,165    30,874    41,165
Profit and loss account                                   18    23,016     3,420    22,282     2,821
                                                               -------   -------   -------   -------
                                                                67,890    58,585    67,156    57,986
                                                               =======   =======   =======   =======


           R G Beveridge              Director





           V Oliveri                  Director


           8 March 1995


EUROPEAN MARINE CONTRACTORS LIMITED
GROUP STATEMENT OF CASHFLOWS FOR THE YEAR ENDED 31 DECEMBER 1994
--------------------------------------------------------------------------------

                                                              1994       1993       1992
                                                    Notes   (in thousands of pounds sterling)

NET CASH INFLOW FROM OPERATING
ACTIVITIES                                           4b)      72,304     34,278     76,133
                                                             -------    -------    -------

RETURNS ON INVESTMENTS AND
SERVICING OF FINANCE
Interest received                                                945      1,429        866
Interest paid                                                    (98)      (383)      (602)
Dividends paid                                               (30,000)   (35,000)   (20,000)
                                                             -------    -------    -------
NET CASH OUTFLOW FROM RETURNS ON
INVESTMENTS AND SERVICING OF FINANCE                         (29,153)   (33,954)   (19,736)
                                                             -------    -------    -------


TAXATION
Received for transfer of losses                                    -          -        112
Corporation tax paid                                         (18,775)   (18,113)       (50)
                                                             -------    -------    -------

NET TAX (PAID)/RECEIVED                                      (18,775)   (18,113)        62
                                                             -------    -------    -------


INVESTING ACTIVITIES
Payments to acquire tangible fixed assets                     (2,451)    (2,969)    (2,075)
Receipts from sale of tangible fixed assets                        -          -        295
                                                             -------    -------    -------
NET CASH OUTFLOW FROM
INVESTING ACTIVITIES                                           2,451)    (2,969)    (1,780)
                                                             -------    -------    -------



NET CASH (OUTFLOW)/INFLOW BEFORE
FINANCING                                                     21,925    (20,758)    54,679


FINANCING
Repayment of long term loans                                       -          -    (29,662)
                                                             -------    -------    -------


NET CASH OUTFLOW FROM FINANCING                                    -          -    (29,662)
                                                             -------    -------    -------


                                                             =======    =======    =======

INCREASE/(DECREASE) IN CASH                          13       21,925    (20,758)    25,017
                                                             =======    =======    =======



EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------


1    ACCOUNTING POLICIES

     ACCOUNTING CONVENTION

     The financial statements are prepared under the historical cost convention as modified to include the revaluation of certain fixed assets and in accordance with applicable accounting standards.

     BASIS OF CONSOLIDATION

     The group financial statements consolidate the financial statements of European Marine Contractors Limited and EMC Nederland BV drawn up to 31 December each year. No profit and loss account is present for European Marine Contractors Limited as permitted by section 230 of the Companies Act 1985.

     JOINT VENTURE

     The company's share of the results of an unincorporated joint venture is proportionally consolidated in the group profit and loss account and balance sheet.

     GOODWILL

     Purchased goodwill is amortised through the profit and loss account over the directors' original estimate of its useful life.

     DEPRECIATION

     Depreciation is provided at rates calculated to write off the cost less the expected residual value of each fixed asset over its expected useful life.

      Marine floating equipment - at 25% per annum on a reducing balance basis Buildings and leasehold
       improvements              - over 3-15 years   on a straight line basis
      Plant & Machinery:-
         Other marine equipment  - over 2-5 years    on a straight line basis
         Office equipment        - over 4-5 years    on a straight line basis

     Depreciation on assets under construction is provided when assets are partially brought into use during the year, at the appropriate rate above.

     EQUIPMENT MAINTENANCE

     The marine equipment is dry-dock for major repairs in accordance with statutory requirements. Other maintenance works are carried out on a yearly basis. Provisions towards meeting both these costs are being made each year based on an estimate of costs to be incurred and the future utilisation programmes.

     STOCKS

     Stocks are valued at the lower of cost and net realisable value.

     FOREIGN CURRENCY

     COMPANY

     Transactions denominated in foreign currencies are recorded in sterling at the closing exchange rate of the previous month. Monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date.

     All differences are taken to the profit and loss account.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

     FOREIGN CURRENCY (CONTINUED)

     GROUP

     The financial statements of consolidated undertakings are translated at the rate of exchange prevailing at the balance sheet date.

     The exchange adjustments arising on re-translating the opening net assets are taken directly to reserves.

     OPERATING LEASES

     Rentals paid in respect of operating leases are charged to the profit and loss account on a straight line basis over the term of the lease.

     PENSIONS

     Pension scheme contributions are made in accordance with actuarial advice and are charged to the profit and loss account so as to spread the pension cost over the anticipated period of service of scheme members.

     GOVERNMENT GRANTS

     Government Grants on capital expenditure are credited to a deferral account and are released to revenue over the expected useful life of the relevant asset by equal annual amounts.

     LONG TERM CONTRACTS

     Profit on long term contracts is taken as the work is carried out if the final outcome can be assessed with reasonable certainty. The profit included is calculated on a basis to reflect the proportion of the work carried out at the year end, by recording turnover and related costs as contract activity progresses. Turnover is calculated on that proportion of total contract value which costs incurred to date bear to total expected costs for that contract. Revenues derived from variations on contracts are recognised only when they have been accept by the customer. Full provision is made for losses on all contracts in the year in which they are first foreseen.

     DEFERRED TAXATION

     Deferred taxation is provided under the liability method on all timing differences which are expected to reverse in the future without being replaced, calculated at the rate at which it is estimated that tax will be payable. Deferred tax assets are recognised only where recovery is reasonably certain.


EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------


2    TURNOVER

     Turnover comprises that part of each contract value represented by work completed at the balance sheet date. Turnover excludes applicable VAT.

3 ANALYSIS OF TURNOVER AND GROSS PROFIT/(LOSS) BETWEEN ACTIVITIES AND GEOGRAPHICAL MARKETS

                                              1994                   1993                   1992
                                             Gross                  Gross                  Gross
                                             Profit                 Profit                 Profit
                                 Turnover   /(Loss)     Turnover   /(Loss)     Turnover   /(Loss)
                                                 (in thousands of pounds sterling)
      BUSINESS SEGMENTS

      Pipelay                     281,672     82,803     200,130     50,594     167,553     46,419
      Charters                        336        (77)        873        137       1,278        202
      Sundry                          862       (744)        763       (238)        804        147
                                  -------     ------     -------     ------     -------     ------
                                  282,870     81,982     201,766     50,493     169,635     46,768
                                  =======     ======     =======     ======     =======     ======

      GEOGRAPHICAL MARKETS

      North Sea                   179,139     56,987     160,063     37,657     160,107     46,768
      Mediterranean                14,407      4,517      29,436     12,836       9,528          -
      Other Waters                 89,324     20,478      12,267          -           -          -
                                  -------     ------     -------     ------     -------     ------
                                  282,870     81,982     201,766     50,493     169,635     46,768
                                  =======     ======     =======     ======     =======     ======

     Included in turnover is 14,407,000 (1993: 29,346,000, 1992: 9,528,000) in
     respect of sales to related undertakings which constitute the shareholders of European Marine Contractors Limited and their group undertakings.

     Turnover by destination is not materially different.

     The net assets of the group are substantially located in the North Sea, the Mediterranean Sea and South East Asia.

4    a)  OPERATING PROFIT

     Operating profit is stated after charging:
                                                            1994       1993       1992
                                                        (in thousands of pounds sterling)

      Depreciation of tangible fixed assets                16,325     20,780     14,128
      Operating leases    :  Property                       1,081      1,335      1,331
                          :  Plant and machinery           28,617     20,156     18,844
      Auditors' remuneration - audit services                  63         54         43
                             - other                           87          6          -

      Amortisation of goodwill                                  -         75         75
      Amortisation of grant                                   (14)       (13)       (14)
      Loss/(gain) on foreign exchange                         255         42     (1,566)
                                                           ======     ======     ======

      The profit before tax dealt with in the financial
      statements of the parent company was:                65,209     39,517     33,487
                                                           ======     ======     ======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------
4 b) RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                            1994       1993       1992
                                                        (in thousands of pounds sterling)
     Operating profit                                      64,220     38,721     33,280

      Depreciation charges                                 16,325     20,780     14,128
      Amortisation of goodwill                                  -         75         75
      Amortisation of grant                                   (12)       (14)       (14)
      Foreign exchange differences                            572       (506)       499
      (Decrease)/increase in provisions for liabilities      (191)       404      2,977
      and charges
      Loss on sale of tangible assets                           -          -        436
      Increase in stocks                                     (661)      (894)    (1,139)
      (Increase)/decrease in debtors                      (35,047)   (71,631)    48,708
      Increase/(decrease) in creditors                     27,098     47,343    (22,817)
                                                           ------     ------     ------

      Net cash inflow from operating activities            72,304     34,278     76,133
                                                           ======     ======     ======

5    INTEREST PAYABLE AND SIMILAR CHARGES

                                        1994       1993       1992
                                     (in thousands of pounds sterling)

      Bank loans and overdrafts           40         51        490
      Other charges                       51         70        116
      Loans from group undertaking         -          -        266
                                          --        ---        ---
                                          91        121        872
                                          ==        ===        ===

6    TAX ON PROFIT ON ORDINARY ACTIVITIES

     The tax charge is made up as follows:-

                                                      1994       1993       1992
                                                  (in thousands of pounds sterling)

      Based on profit for the year
      UK corporation tax at 33%                      29,979     16,832     16,030
      Deferred tax                                   (3,940)       953     (2,628)
                                                     ------     ------     ------
                                                     26,039     17,785     13,402
      Double taxation relief                         (9,682)    (6,409)    (6,586)
                                                     ------     ------     ------
                                                     16,357     11,376      6,816
      Overseas taxation                               9,733      6,465      6,648
                                                     ------     ------     ------
                                                     26,090     17,841     13,464
      Tax under/(over) provided in previous years         -      2,474     (2,198)
                                                     ------     ------     ------
                                                     26,090     20,315     11,266
                                                     ======     ======     ======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

7    EMOLUMENTS OF DIRECTORS

                                                   1994   1993   1992
                                           (in thousands of pounds sterling)

     Salaries (including pension contributions)    222    144    101
                                                   ===    ===    ===

     The emoluments (excluding pension contributions) of the directors of the company are detailed as follows:-


                                                    1994  1993  1992
(in thousands of pounds sterling)

      Chairman                                         -     -     -
      Highest paid director                          116    53   101
                                                     ===    ==   ===


     Directors including above in scale:

                                                           Number
                                                     1994   1993   1992
(thousands of pounds sterling)
          nil -   5,000                                 5      6      5
       35,000 -  40,000                                 -      1      -
       50,000 -  55,000                                 -      2      -
      100,000 - 105,000                                 -      -      1
      105,000 - 110,000                                 1      -      -
      115,000 - 120,000                                 1      -      -

8    STAFF COSTS

     The average number of persons employed by the group (and their costs) during the year, including directors, was as follows:-

                                                       1994      1993      1992
                                                      Number    Number    Number
      Number employed:
      Onshore                                            168       139       135
      Offshore                                            44        44        45
                                                         ---       ---       ---
                                                         212       183       180
                                                         ===       ===       ===

                                                   (in thousands of pounds sterling)
      Staff costs:
      Wages and salaries                               7,174     6,111     5,418
      Social security                                    574       549       454
      Pension contributions                              421       332       304
                                                       -----     -----     -----
                                                       8,169     6,992     6,176
                                                       =====     =====     =====

     In addition the group has used the services on average of 601 (1993: 568, 1992: 532) persons who were directly employed by the shareholders of European Marine Contractors Limited, their group undertakings and third party agencies.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

9    TANGIBLE FIXED ASSETS

     GROUP

                                        Lease-                                       Lease-
                                         -hold      Plant   Marine        Under       -hold
                                      Land and        and   Floating    Constr-    Improve-
                                      Building    M'chnry   Equip       -uction      -ments     Total
                                                      (in thousands of pounds sterling)

      Cost or Valuation:

      At 1 January 1994                  1,570      4,948     87,323        236       1,603     95,680
      Additions                             87          5          -      2,288           -      2,380
      Transfers                              -      1,083        305     (1,411)         23          -
      Exchange adjustment                   54          5          -          -          54        113
                                         -----      -----     ------      -----       -----     ------
      At 31 December 1994                1,711      6,041     87,628      1,113       1,680     98,173
                                         =====      =====     ======      =====       =====     ======

      Depreciation:

      At 1 January 1994                  1,329      2,563     28,174          -       1,368     33,434
      Provided during the year              97      1,047     14,862        239          80     16,325
      Exchange adjustment                   45          4          -          -          46         95
                                         -----      -----     ------      -----       -----     ------
      At 31 December 1994                1,471      3,614     43,036        239       1,494     49,854
                                         =====      =====     ======      =====       =====     ======

      Net book value at:
      31 December 1994                     240      2,427     44,592        874         186     48,319
                                         =====      =====     ======      =====       =====     ======
      31 December 1993                     241      2,385     59,149        236         235     62,246
                                         =====      =====     ======      =====       =====     ======


EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

9     TANGIBLE FIXED ASSETS (continued)

      COMPANY                           Lease-                                       Lease-
                                         -hold      Plant     Marine       Under      -hold
                                      Land and        and   Floating     Constr-    mprove-
                                      Building    M'chnry      Equip     -uction     -ments      Total
                                                      (in thousands of pounds sterling)

      Cost or Valuation:

      At 1 January 1994                     24      4,810     87,323         236          -     92,393
      Additions                              -          -          -       2,288          -      2,288
      Transfers                              -      1,083        305      (1,411)        23          -
                                            --      -----     ------       -----         --     ------

      At 31 December 1994                   24      5,893     87,628       1,113         23     94,681
                                            ==      =====     ======       =====         ==     ======
      Depreciation:

      At 1 January 1994                     24      2,476     28,174           -          -     30,674
      Provided during the year               -      1,031     14,862         239          4     16,136
                                            --      -----     ------       -----         --     ------

      As at 31 December 1994                24      3,507     43,036         239          4     46,810
                                            ==      =====     ======       =====         ==     ======

      Net book value at:
      31 December 1994                       -      2,386     44,592         874         19     47,871
                                            ==      =====     ======       =====         ==     ======
      31 December 1993                       -      2,334     59,149         236          -     61,719
                                            ==      =====     ======       =====         ==     ======


 The assets under construction mainly consist of barge enhancements in progress at the year end.

     The historical cost of the vessels included in marine floating equipment is as follows:

                                                       Group
                                                         and
                                                     Company
                            (in thousands of pounds sterling)
      Cost:
      At 1 January 1994                                62,069
                                                       ======
      At 31 December 1994                              62,374
                                                       ======

     Cumulative depreciation based on cost:

      At 1 January 1994                                44,085
                                                       ======
      At 31 December 1994                              48,657
                                                       ======

     The vessels will be revalued in four years' time, unless market conditions change to an extent that necessitates an earlier revaluation.

     The increase in the depreciation charge in the year as a result of revaluation is 10.3m (pounds sterling).


EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

10    INVESTMENTS

      COMPANY               (thousands of pounds sterling)
      Cost at 31 December 1993 and 1994             1,107
                                                    =====

      Amortisation at 31 December 1993 and 1994       375
                                                    =====

      Net book value at 31 December 1993 and 1994     732
                                                    =====

     The group financial statements include the results of EMC Nederland BV which is incorporated in Holland. The company owns 100% of the issued share capital. EMC Nederland BV acts as a base for the North Sea operations.

     JOINT VENTURE

     The  company  has  a  49%   interest  in  Saipem   SpA/EMC  Ltd  J.V.,   an
     unincorporated joint venture, which is based in Chiwan Base, Shekou, Shenzen Province, Peoples' Republic of China.

     The  company  has  a  50%   interest  in  Saipem   SpA/EMC  Ltd  J.V.,   an
     unincorporated joint venture, which is based in Bangkok, Thailand.

     The remaining interest in the above joint ventures is held by the other joint venture partner, Saipem SpA, which is a fellow group undertaking of Saipem UK Limited, a shareholder of the company.

     These undertakings are managed jointly through management committees comprised of a representative from each joint venturer.

11   STOCKS

                                                   Group and Company
                                           (thousands of pounds sterling)
                                                    1994    1993
      Catering supplies                                301     437
      Fuel and lubricants                              948     221
      Spares and supplies for marine equipment       7,716   7,646
                                                     -----   -----
                                                     8,965   8,304
                                                     =====   =====

     In the directors' opinion the replacement value of stocks is approximately (pounds sterling)15.7m ((pounds sterling)15 million in 1993).

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------



12   DEBTORS

                                                              Group              Company
                                                            (in thousands of pounds sterling)
                                                          1994       1993      1994      1993
     Trade debtors                                          6,168     3,507     6,167     3,348
     Amounts recoverable on long term contracts            15,171    11,612    11,489    12,490
     Amounts due from subsidiary undertaking                    -         -     2,744     1,925
     Amounts due from group undertakings                  100,035    65,368    91,310    61,326
     Prepayments and accrued income                        10,570    11,940    10,394    11,777
     Other debtors                                          1,391     1,645    16,118     1,369
                                                          -------    ------   -------    ------
                                                          133,335    94,072   138,222    92,235
                                                          =======    ======   =======    ======

     Included in prepayments and accrued income is a deferred tax asset of (pounds sterling)5,615,000 (1993: (pounds sterling)1,675,000) due after more than one year. Further details are disclosed in note 16.

13   CASH
     Analysis of balances as shown in the group balance sheet and changes during the current and previous years:

                                                                 Change
                                              1994       1993    in Year
                                          (in thousands of pounds sterling)
      Cash at bank and in hand              32,135     10,210     21,925
                                            ======     ======    =======

                                              1993       1992    in Year
                                          (in thousands of pounds sterling)
      Cash at bank and in hand              10,210     30,998    (20,788)
      Bank overdraft                             -        (30)        30
                                            ------     ------    -------
      Balance at 31 December                10,210     30,968    (20,758)
                                            ======     ======    =======

                                                                 Change
                                              1992       1991    in Year
                                          (in thousands of pounds sterling)
      Cash at bank and in hand              30,998      6,092     24,906
      Bank overdraft                           (30)      (141)       111
                                            ------     ------    -------
      Balance at 31 December                30,968      5,951     25,017
                                            ======     ======    =======

14   CREDITORS:  AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                  Group               Company
                                              1994      1993      1994      1993

      Trade creditors                        2,380     1,959     1,550     1,501
      Amount due to subsidiary undertaking       -         -     4,538     3,968
      Amounts due to group undertakings     12,325     9,618     5,079     8,491
      Advances from joint venture                -         -    14,512     1,982
      Accruals and deferred income         105,541    81,649    93,788    73,184
      Taxation                              29,303    17,503    28,782    17,422
      Deferred investment grants                15        27         -         -
                                           -------   -------   -------   -------
                                           149,564   110,756   148,249   106,548
                                           =======   =======   =======   =======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

15   PROVISIONS FOR LIABILITIES AND CHARGES

     Provision  is  made  for  the  periodic   dry-docking  of  marine  floating
equipment.

                                                     Group and Company
                                                      1994      1993
                                             (in thousands of pounds sterling)
      At 1 January                                    5,491     5,087
      Charge for the year                               230       613
      Utilisation                                      (421)     (209)
                                                      -----     -----
      At 31 December                                  5,300     5,491
                                                      =====     =====

16   DEFERRED TAXATION

     The deferred tax asset included under debtors represents:

                                                     Group and Company
                                                   Potential and Provided
                                             (in thousands of pounds sterling)
                                                       1994     1993
      Capital allowances                                387     (378)
      Other timing differences                        5,228    2,053
                                                      -----    -----
                                                      5,615    1,675
                                                      =====    =====

     A potential tax charge of (pounds sterling)10.2m (1993: (pounds sterling)
     12m) which would arise on the sale of the revalued vessels has not been provided for as it is not the intention of the directors to dispose of these assets.

17   SHARE CAPITAL

                                                                                 Allotted, called
                                                                  Authorised     up and fully paid
                                                                 1994     1993     1994     1993
                                                              (in thousands of pounds sterling)
      'A' Ordinary shares of(pound sterling)1 each            10,000   10,000    7,000    7,000
      'B' Ordinary shares of(pound sterling)1 each            10,000   10,000    7,000    7,000
                                                              ------   ------   ------   ------
                                                              20,000   20,000   14,000   14,000
                                                              ======   ======   ======   ======

                                                    Number of Shares

                                                      (in thousands)
                                                      1994     1993
      Shareholders:

      Saipem UK Limited - 'A' Ordinary Shares         7,000    7,000
      Brown & Root Limited - 'B' Ordinary Shares      7,000    7,000
                                                     ------   ------
                                                     14,000   14,000
                                                     ======   ======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

18   RESERVES

                                                                Group                     Company
                                                         Reval-    Profit and       Reval-    Profit and
                                                         uation          Loss       uation          Loss
                                                        Reserve       Account      Reserve       Account
                                                                (in thousands of pounds sterling)

      At 1 January 1994                                  41,165         3,420       41,165         2,821
      Depreciation on revaluation surplus               (10,291)       10,291      (10,291)       10,291
      Foreign exchange gain on consolidation                  -            45            -             -
      Surplus for the year                                    -         9,260            -         9,170
                                                         ------        ------       ------        ------
      At 31 December 1994                                30,874        23,016       30,874        22,282
                                                         ======        ======       ======        ======

19   PENSIONS

     One hundred and twenty two (1993: 92, 1992: 89) of the group's UK employees are members of a pension scheme operated by Brown & Root Limited, which controls the overall administration of the scheme. This scheme is of the defined benefit type. Contributions amounting to (pounds sterling) 315,524 (1993:(pounds sterling)248,698, 1992: (pounds sterling)220,673)
     were charged to the profit and loss account during the year. The scheme includes employee contributions at a percentage of pensionable salaries. The pension cost is assessed in accordance with the advice of independent qualified actuaries and the latest actuarial assessment of the scheme was 1 January 1993. Further details of the Brown & Root scheme are included in the Brown & Root Limited accounts.

     Eight (1993: 7, 1992: 6) other UK employees are members of the Merchant Navy Officers' Pension Fund, which was set up in July 1992. Contributions to this fund amounting to (pounds sterling)15,932 (1993: (pounds sterling) 12,129, 1992: 6,207) were made during the year.

     A further 21 (1993: 21, 1992: 22) of the group's employees are members of the EMC Nederland BV pension scheme. The charge to the profit and loss account of (pounds sterling)74,550 (1993: (pounds sterling)52,195, 1992:
     (pounds sterling)83,810), in respect of this scheme has been determined in accordance with best local practice.

20   CAPITAL COMMITMENTS

     The board of directors has authorised capital expenditure of (pounds sterling) 12,816,000 (1993: (pounds sterling)9,264,000) mainly in connection with the modification of vessels. Approximately (pounds sterling)172,000 (1993:(pounds sterling) 153,000) of this authorised expenditure has already been contracted.

21   CONTINGENT LIABILITIES

     There are no contingent liabilities in existence as at the date on which the financial statements are approved that would have a material impact upon the financial position of the company other than those disclosed below.

     Performance bonds have been issued in the ordinary course of business by bankers and supported by the shareholders to the value of (pounds sterling)85.9 million (1993: (pounds sterling)91.4 million). No liabilities are expected to arise from these other than those provided for in the financial statements.


EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AS AT 31 DECEMBER 1994
--------------------------------------------------------------------------------

22   LEASING COMMITMENTS

     Amounts payable in the following year on operating leases which expire:

                                                     1994                    1993
                                                Land                   Land
                                                   &                      &
                                           Buildings       Other   Buildings       Other
                                                 (in thousands of pounds sterling)

        i) Within 1 year                           -      10,193       1,198      12,632
       ii) In 2-5 years                            -         149           -          58
      iii) Over 5 years                          493           -         157           -
                                                 ===      ======       =====      ======


     Other leases relate primarily to the charter of support vessels.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 21, 1995, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I, page 6 of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 21, 1995, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five Year and Three Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plan" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

ITEM 12(A). SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 21, 1995, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 12(B). SECURITY OWNERSHIP OF MANAGEMENT.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 21, 1995, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 12(C). CHANGES IN CONTROL.

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 21, 1995, under the caption "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements:

          The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II, Item 8, are included on pages 16 through 45 of this Annual Report. See index on page 7.

     2.  Financial Statement Schedules:

         The financial statements of European Marine Contractors, Limited, (EMC) the investment in which is accounted for on the equity method, follow the Five Year Financial Record.

         The EMC financial statements were prepared in accordance with accounting principles generally accepted in the United Kingdom. Certain parent company adjustments were included in the selected financial data presented in Note 6 to the Company's financial statements in order to conform with generally accepted accounting principles in the United States.

         Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

3. Exhibits:

    EXHIBIT
    NUMBER                                      EXHIBITS

    3 By-laws of the Company, as amended through September 30,1992, incorporated by reference to Exhibit 4.3 of the Second Amendment to the Company's Registration Statement on Form S-3 dated as of March 29, 1993.

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

    4(j) Copies of instruments which define the rights of holders of miscellaneous long-term notes of the Registrant and its subsidiaries, totaling $0.4 million in the aggregate at December 31, 1994, have not been filed with the Commission. The Registrant agrees herewith to furnish copies of such instruments upon request.

    4(k) Copies of the instruments which define the rights of the holder of the 4.0% notes payable totaling $25.0 million at December 31, 1994, have not been filed with the Commission. The Registrant agrees herewith to furnish copies of such instruments upon request.

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

    10(e)* Halliburton Company Annual Incentive Compensation Plan as amended and restated December 9, 1994.

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

    10(k)*        Halliburton Elective Deferral Plan effective January 1, 1995.

    11*           Computation of Earnings per share.

    21*           Subsidiaries of the Registrant.

    23*           Consent of Ernst & Young.

    24* Form of power of attorney signed in May 1994, for the following directors:

                         Anne L. Armstrong
                         Robert W. Campbell
                         Lord Clitheroe
                         Robert L. Crandall
                         Thomas H. Cruikshank
                         W. R. Howell
                         Dale P. Jones
                         C. J. Silas
                         Roger T. Staubach
                         Richard J. Stegemeier
                         E. L. Williamson

    27*           Financial data schedules for the Registrant
                  (filed electronically).

                * Filed with this Annual Report

     (b)  Reports on Form 8-K:

A Current Report was filed on Form 8-K dated October 19, 1994, reporting on Item
5. Other Events, regarding a press release dated October 18, 1994, announcing the Company's definitive agreement for the sale of its natural gas compression business unit.

A Current Report was filed on Form 8-K dated October 26, 1994, reporting on Item
5. Other Events, regarding a press release dated October 25, 1994, regarding a discussion for a 50/50 Scottish joint venture to operate fabrication yards.

A Current Report was filed on Form 8-K dated October 28, 1994, reporting on Item
5. Other Events, regarding a press release dated October 27, 1994, announcing the Company's earnings for the quarter and the nine months ended September 30, 1994.

A Current Report was filed on Form 8-K dated November 14, 1994, reporting on
Item 5. Other Events, regarding a press release dated November 8, 1994, regarding a fourth quarter dividend declaration of 25 cents per share.

A Current Report was filed on Form 8-K dated November 22, 1994, reporting on
Item 5. Other Events, regarding a press release dated November 21, 1994, announcing the Company's definitive agreement for the sale of its industrial service business unit.

A Current Report was filed on Form 8-K dated November 30, 1994, reporting on
Item 5. Other Events, regarding a press release dated November 30, 1994, announcing the Company's completion of the sale of its natural gas compression business unit.

A Current Report was filed on Form 8-K dated January 9, 1995, reporting on Item
5. Other Events, regarding a press release dated January 9, 1995, announcing that the Company entered into contracts with three firms to outsource substantially all of its information technology requirements.

A Current Report was filed on Form 8-K dated January 12, 1995, reporting on Item
5. Other Events, regarding a press release dated January 11, 1995, announcing the Company's completion of the sale of the assets of its industrial services business unit.

A Current Report was filed on Form 8-K dated February 2, 1995, reporting on Item
5. Other Events, regarding a press release dated January 30, 1995, announcing a business unit of Brown & Root, Inc., recently won a multi-million dollar contract to construct a polypropylene plant.

A Current Report was filed on Form 8-K dated February 2, 1995, reporting on Item
5. Other Events, regarding a press release dated February 1, 1995, announcing the Company's earnings for the quarter and the year ended December 31, 1994.

A Current Report was filed on Form 8-K dated February 16, 1995, reporting on
Item 5. Other Events, regarding a press release dated February 15, 1995, announcing the formation of a Scottish joint venture.

A Current Report was filed on Form 8-K dated February 17, 1995, reporting on
Item 5. Other Events, regarding a press release dated February 16, 1995, announcing the declaration of a first quarter dividend.

A Current Report was filed on Form 8-K dated February 27, 1995, reporting on
Item 5. Other Events, regarding a press release dated February 24, 1995, announcing a joint venture agreement.




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 1995.


                                                    HALLIBURTON COMPANY


                                                    BY  (THOMAS H. CRUIKSHANK)
                                                       -------------------------
                                                         Thomas H. Cruikshank,
                                                       Chairman of the Board and
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 23rd day of March, 1995.


SIGNATURE                                           TITLE
---------                                           -----


  (THOMAS H. CRUIKSHANK)                            Chairman of the Board and
--------------------------                          Chief Executive Officer and
   Thomas H. Cruikshank                             Director



  (JERRY H. BLURTON)                                Vice President-Finance and
--------------------------                          Principal Financial Officer
   Jerry H. Blurton


  (SCOTT R. WILLIS)                                 Controller and Principal
--------------------------                          Accounting Officer
   Scott R. Willis


SIGNATURE                                           TITLE
---------                                           -----


*ANNE  L.  ARMSTRONG                                Director
--------------------------
Anne L. Armstrong

*ROBERT W. CAMPBELL                                 Director
--------------------------
Robert W. Campbell

*LORD CLITHEROE                                     Director
--------------------------
Lord Clitheroe

*ROBERT L. CRANDALL                                 Director
--------------------------
Robert L. Crandall

*W. R. HOWELL                                       Director
--------------------------
W. R. Howell

*DALE P. JONES                                      President and Director
--------------------------
Dale P. Jones

*C. J. SILAS                                        Director
--------------------------
C. J. Silas

*ROGER T. STAUBACH                                  Director
--------------------------
Roger T. Staubach

*RICHARD J. STEGEMEIER                              Director
--------------------------
Richard J. Stegemeier

*E.  L.  WILLIAMSON                                 Director
--------------------------
E. L. Williamson



* SUSAN S. KEITH
--------------------------
Susan S. Keith, Attorney-in-fact