Form 10-Q
period 1995-03-31
HALLIBURTON CO
filed 1995-05-05
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1995


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

Common stock, par value $2.50 per share:
Outstanding at May 3, 1995 - 114,197,046

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31   December 31
                                                          1995       1994
                                                        --------   --------

                                              Millions of dollars and shares
                                     ASSETS

Cash and equivalents                                  $   320.2  $   428.1
  Investments:
  Available-for-sale                                      245.6      219.0
  Held-to-maturity                                        429.8      435.8
                                                      ---------  ---------
    Total investments                                     675.4      654.8
Receivables:
  Notes and accounts receivable                         1,206.3    1,273.1
  Unbilled work on uncompleted contracts                  234.0      173.4
  Refundable federal income taxes                          13.4       13.4
                                                      ---------  ---------
    Total receivables                                   1,453.7    1,459.9
Inventories                                               283.6      268.9
Reinsurance recoverables                                  555.8      671.1
Property, plant and equipment,
  less accumulated depreciation
  of $2,298.8 and $2,341.4                              1,054.4    1,076.8
Equity in and advances to related companies               105.7       94.6
Excess of cost over net assets acquired                   212.0      213.4
Deferred income taxes                                     118.2      120.5
Assets held for sale                                       42.5       26.3
Other assets                                              282.6      253.9
                                                      ---------  ---------
    Total assets                                      $ 5,104.1  $ 5,268.3
                                                      =========  =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $   302.5  $   303.5
Accrued employee compensation and benefits                341.3      406.3
Advance billings on uncompleted contracts                 149.0      163.3
Income taxes payable                                       33.5       25.8
Short-term notes payable                                   21.2       30.7
Unearned insurance premiums                                52.5       51.2
Reserves for insurance losses and claims                1,027.9    1,126.4
Long-term debt                                            643.6      643.1
Other liabilities                                         569.6      570.6
Minority interest in consolidated subsidiaries              0.7        5.2
                                                      ---------  ---------
  Total liabilities                                     3,141.8    3,326.1
                                                      ---------  ---------
Commitments and contingencies

Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares,
    issued 119.1 shares                                   297.7      297.7
  Paid-in capital in excess of par value                  200.1      201.7
  Cumulative translation adjustment                       (21.7)     (23.1)
  Net unrealized losses on investments                     (1.6)      (7.6)
  Retained earnings                                     1,647.9    1,637.3
                                                      ---------  ---------
                                                        2,122.4    2,106.0
  Less 4.9 and 5.0 shares of
    treasury stock, at cost                               160.1      163.8
                                                      ---------  ---------
  Total shareholders' equity                            1,962.3    1,942.2
                                                      ---------  ---------
    Total liabilities and shareholders' equity        $ 5,104.1  $ 5,268.3
                                                      =========  =========

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                            Three Months
                                                           Ended March 31
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
                                                     Millions of dollars except
                                                           per share data
Revenues                                              $ 1,322.1  $ 1,376.3
Operating costs and expenses:
  Cost of revenues                                      1,218.7    1,285.2
  General and administrative                               41.1       50.9
                                                      ---------  ---------
    Total operating costs
     and expenses                                       1,259.8    1,336.1
                                                      ---------  ---------
Operating income                                           62.3       40.2

Interest expense                                          (12.8)     (10.0)
Interest income                                             8.6        2.8
Foreign currency
  gains (losses)                                            5.0       (3.3)
Other nonoperating
  income, net                                               0.1        0.5
                                                      ---------  ---------
Income before income
  taxes and minority interest                              63.2       30.2
Provision for
  income taxes                                            (24.0)     (12.1)
Minority interest in net income
  (loss) of subsidiaries                                   (0.1)      (0.3)
                                                      ---------  ---------
Net income                                            $    39.1  $    17.8
                                                      =========    ========

Average number of common
  and common share
  equivalents outstanding                                 114.3      114.2
Income per share                                     $     0.34  $    0.16
Cash dividends
  paid per share                                           0.25       0.25

See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months
                                                           Ended March 31
                                                        -------------------
                                                          1995       1994
                                                        --------   --------
                                                         Millions of dollars

Cash flows from operating activities:
  Net income                                          $    39.1  $    17.8
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation and amortization                        59.4       66.2
      Provision for deferred income taxes                   6.0       34.1
      Other non-cash items                                (20.7)      (1.9)
      Other changes, net of non-cash items:
        Receivables                                         7.3       14.1
        Inventories                                       (14.4)     (11.9)
        Insurance losses and claims net of
          reinsurance recoverables                         16.9      (17.7)
        Accounts payable and other                       (108.7)     (78.5)
                                                      ---------  ---------
  Total cash flows from operating activities              (15.1)      22.2
                                                      ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                    (42.1)     (53.8)
  Sales of property, plant and equipment                   12.3       15.8
  Sales (purchases) of subsidiary companies                (5.9)     201.4
  Sales or maturities of
    available-for-sale investments                          3.7       18.6
  Payments for available-for-sale investments             (22.1)     (27.1)
  Calls or maturities of held-to-maturity investments      11.4       10.1
  Payments for held-to-maturity investments                (4.8)      (2.5)
  Other investing activities                               (1.8)      (5.1)
                                                      ---------  ---------
  Total cash flows from investing activities              (49.3)     157.4
                                                      ---------  ---------
Cash flows from financing activities:
  Payments on long-term borrowings                         (5.1)     (34.5)
  Borrowings (repayments) of short-term debt              (10.8)     (81.4)
  Payments of dividends to shareholders                   (28.5)     (28.5)
  Other financing activities                                0.3         -
                                                      ---------  ---------
  Total cash flows from financing activities              (44.1)    (144.4)
                                                      ---------  ---------
Effect of exchange rate changes on cash                     0.6       (1.7)
                                                      ---------  ---------
Increase (decrease) in cash and equivalents              (107.9)      33.5
Cash and equivalents at beginning of year                 428.1       48.8
                                                      ---------  ---------
Cash and equivalents at end of period                 $   320.2  $    82.3
                                                      =========  ========

Cash payments (refunds) during the period for:
  Interest                                            $    11.5  $    11.0
  Income taxes                                              6.2      (11.7)


See notes to condensed consolidated financial statements.


                              HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation
  In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

    Consolidated inventories consisted of the following:


                                March 31  December 31
                                   1995      1994
                                  ------    ------
                                Millions of dollars
      Sales items               $ 104.8   $  97.2
      Supplies and parts          130.4     128.8
      Work in process              28.6      23.9
      Raw materials                19.8      19.0
                                -------   -------
          Total                 $ 283.6   $ 268.9
                                =======   =======


  About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $21.8 million and $21.9 million higher than reported at March 31, 1995, and December 31, 1994, respectively.

Note 3. Business Segment Information
  Revenues and operating income by business segment were the following for the three months ended March 31, 1995 and 1994:

                                  Three Months
                                 Ended March 31
                                    1995    1994
                                 -------- --------
                                  Millions of dollars

Revenues
  Energy services               $ 569.0   $ 599.0
  Engineering and
    construction services         704.9     716.2
  Insurance services<F1>           48.2      61.1
                                --------- ---------
    Total revenues              $1,322.1  $1,376.3
                                ========= =========
Operating income
  Energy services               $  52.4   $  33.5
  Engineering and
    construction services          15.8      14.5
  Insurance services                0.4      (2.1)
  General corporate expenses       (6.3)     (5.7)
                                --------- ---------
    Total operating
       income                   $  62.3   $  40.2
                                ========= =========

<F1>Excludes insurance revenues received from other segments of the Company.

Note 4. Income Per Share
  Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.

Note 5. Related Companies
  The Company conducts some of its operations through various joint venture and other partnership forms which are accounted for using the equity method. European Marine Contractors, Limited, (EMC) which is 50% owned by the Company and part of Engineering and Construction Services, specializes in engineering, procurement and construction of marine pipelines. Summarized operating results for 100% of the operations of EMC are as follows:


                                                          Three Months
                                                         Ended March 31
                                                       --------------------
                                                          1995       1994
                                                        --------   --------
                                                       Millions of dollars
  Revenues                                            $   $58.9  $   $50.1
                                                      =========  =========
  Operating income                                        $15.7      $15.1
                                                      =========  =========
  Net income                                              $10.0       $9.3
                                                      =========  =========

Note 6. Insurance Subsidiaries
   The condensed consolidated financial statements include the statements of property and casualty subsidiaries as follows:

   COMBINED FINANCIAL POSITION

                                                        March 31  December 31
                                                            1995     1994
                                                        --------   --------
                                                        Millions of dollars
                                 ASSETS
Cash and equivalents                                  $    34.2  $    52.8
Investments:
   Available-for-sale                                     245.6      219.0
   Held-to-maturity                                       401.6      411.7
                                                      ---------  ---------
    Total investments                                     647.2      630.7
Notes and accounts receivable*                            185.9      213.8
Reinsurance recoverables                                  555.8      671.1
Property, plant and equipment, at cost
  less accumulated depreciation of
  $6.7 and $6.5                                             2.0        2.0
Excess of cost over net assets acquired                     0.1        0.1
Other assets                                               34.8       22.5
                                                      ---------  ---------
                                                      $ 1,460.0  $ 1,593.0
                                                      =========  =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                      $    48.5  $    96.7
Income taxes payable                                      (21.5)     (20.9)
Unearned insurance premiums                                52.5       51.2
Reserves for insurance
  losses and claims*                                    1,103.3    1,197.2
Halliburton Company equity, adjusted for net
  unrealized losses of $1.6 and $7.6                      277.2      268.8
                                                      ---------  ---------
                                                      $ 1,460.0  $ 1,593.0
                                                      =========  =========

*Includes $75.4 million at March 31, 1995, and $70.8 million at December 31, 1994, relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

                                                             Three Months
                                                           Ended March 31
                                                        --------------------
                                                           1995       1994
                                                        --------   --------
                                                          Millions of dollars
Revenues:
  Direct premiums                                     $    45.8  $    29.3
  Premiums assumed                                         34.9       43.4
  Premiums ceded                                          (39.5)     (12.7)
                                                      ---------  ---------
  Net earned premiums
   and agency income*                                      41.2       60.0
  Investment income                                        12.5       11.6
                                                      ---------  ---------
                                                           53.7       71.6
Operating costs and expenses:
  Underwriting expenses                                    86.9      104.4
  Reinsurance recoveries                                  (38.4)     (34.3)
  Investment expenses                                       0.6        0.2
  General and administrative                                4.2        3.4
                                                      ---------  ---------
                                                           53.3       73.7
                                                      ---------  ---------
Operating  income (loss)                                    0.4       (2.1)
Foreign currency
  gains (losses)                                            0.3         -
Nonoperating expense, net                                  (0.3)        -
                                                      ---------  ---------
Income (loss) before
 income taxes                                               0.4       (2.1)
Benefit for income taxes                                    2.1        1.4
                                                      ---------  ---------
Net income (loss)                                     $     2.5  $    (0.7)
                                                      =========  =========

  *Included in net earned premiums and agency income are premiums for intercompany insurance coverage and services provided by the Insurance Services Group to the remainder of Halliburton Company. Such premiums and charges amounted to $5.5 million and $10.5 million for the three months ended March 31, 1995 and 1994, respectively.

    Insurance Services written premiums are as follows:

                                                           Three Months
                                                          Ended March 31
                                                        -------------------
                                                           1995       1994
                                                        --------   --------
                                                        Millions of dollars

  Direct premiums                                     $    48.7 $     37.5
  Premiums assumed                                         35.4       43.4
  Premiums ceded                                          (38.8)     (15.7)
                                                      ---------  ---------
  Net written premiums
    and agency income                                 $    45.3  $    65.2
                                                      =========  =========

Note 7. Long-term debt
  The Company redeemed $5.0 million and $33.8 million of its 4% notes in the first three months of 1995 and 1994, respectively.

Note 8. Commitments and Contingencies

  The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
  Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until the second quarter of 1996. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
  The Company is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. Six "Operable Units" have been established by the EPA in connection with remediation activities for the site. The EPA instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit
2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. The PRPs have entered into an Administrative Order on Consent that will allow them to perform a site-wide RI/FS (Operable Unit 4). The Company's share of past response costs alleged by the EPA for Operable Unit 1, remediation cost estimates for Operable Units 2 and 3, and cost estimates to perform the RI/FS (Operable Unit 4) range in the aggregate from approximately $1.7 million to approximately $2.3 million. There are at present no reliable estimates of costs to remediate Operable Units 5 and 6, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that its share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
  In April 1991,  the U.S.  Customs  Service  initiated  an  investigation  of a subsidiary of the Company, Halliburton Logging Services, Inc. (HLS), and in October 1991, as a result of its own internal inquiry, HLS provided information to the U.S. Departments of Commerce and Justice, in each case regarding the export and re-export of certain oil field tools. The tools were exported by HLS and its predecessors to certain foreign affiliates and were re-exported by them to an HLS foreign affiliate in Libya without a validated re-export license. The shipments involved thermal multigate decay tools used in oil field logging operations and occurred between December 1987 and June 1989. During 1992, HLS received subpoenas to produce documents related to the foregoing matter before a Federal grand jury. The Company believes the U.S. Government will take the position that such shipments violated Presidential Executive Orders imposing sanctions against Libya (the Orders) as well as export regulations of the Department of Commerce (the Regulations).
  Halliburton Geophysical Services, Inc. (HGS), a subsidiary acquired by the Company in 1988, in an unrelated matter, advised the U.S. Departments of Commerce and Justice in March 1992 that the United Kingdom subsidiary of HGS, as a small part of its business, shipped to Libya, during the period from March 1987 through April 1991, United States origin spare parts, primarily for equipment of various types, and performed certain repairs and training on the equipment. The consignee was a Libyan-based geophysical company in which HGS owned an indirect, minority interest. Moreover, certain items validly shipped to this consignee in a third country were subsequently re-exported by it to Libya without specific re-export authorization. After discovering these matters, the U.K. subsidiary terminated all activities in support of Libyan companies and operations. The Company believes the U.S. Government will take the position that such actions violated the Orders and the Regulations.
  On July 1, 1993, HLS and HGS, as well as certain other subsidiaries of the Company, were merged into the Company. In January 1994 the Company disposed of its geophysical business which included substantially all of the business of HGS.
  The privilege of exporting oil field tools and other products to its affiliates is important to the Company in order to support its worldwide logging services. Sanctions against corporations for violations of the Orders and the Regulations range from civil penalties, including denial of export privileges and monetary penalties, to significant criminal fines. Although the Company cannot predict the exact nature of the sanctions the U.S. Government may seek with respect to these matters, the Company believes the U.S. Government will seek to impose civil penalties or criminal fines or both. In the opinion of the Company the amount of such penalties and fines would not be material to the results of operations or the consolidated financial position of the Company.
  The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.


Note 9. Acquisitions and Dispositions
  The Company sold its natural gas compression business unit in November 1994 for $205 million in cash. The sale resulted in a pretax gain of $102 million, or 56 cents per share after tax in 1994. The business unit sold owns and operates a large natural gas compressor rental fleet in the United States and Canada. The compressors are used to assist in the production, transportation, and storage of natural gas.
  In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and quarterly installments of $5 million have been made thereafter.
  The Company retains ownership of certain assets and liabilities of the geophysical business including some accounts receivable, real estate properties, lease obligations, certain employee obligations, and an international company. Although the disposition of the remaining assets is uncertain, the remaining liabilities are expected to be settled over the next several months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 BUSINESS ENVIRONMENT

  The Company (often through foreign subsidiaries) operates in over 100 countries, including several with respect to which the United States government has imposed varying degrees of restrictions on trade and commerce. These countries include Iran and Libya. The Company believes the recently announced embargo on U.S. trade with Iran will not have a material effect on current results of operations or financial condition of the Company, although it will prevent the Company from competing for future business in Iran. If additional restrictions were to be established for these or other countries, such restrictions might impair the ability of the Company to obtain the benefit of its assets in such countries and the ability to collect amounts owed to the Company by their government and private entities. The Company cannot predict whether more stringent restrictions will be adopted or, if adopted, the impact they might have on its results of operations.

RESULTS OF OPERATIONS

Revenues
  Consolidated revenues decreased 4% to $1,322.1 million in the first quarter of 1995 compared to $1,376.3 million in the same quarter of the prior year. Energy Services revenues decreased by 5% as the worldwide rotary rig count declined by 3% from the same quarter of the prior year. Most of the decrease occurred in North America. Approximately 55% of the decrease is due to the sale of the Company's natural gas compression and self elevating workover platform operations in the fourth quarter of 1994. The balance of the decrease is due to reduced activity levels associated with lower natural gas prices in the United States. The decrease was partially offset by increased activity levels in Latin America. Engineering and Construction Services revenues declined by 2% from the first quarter of 1994 due primarily to lower energy related construction revenues. The 21% decline in Insurance Services revenues relates primarily to reduced earned premiums on discontinued lines of business and lower losses on retrospective workers' compensation coverages.

Operating income
  Consolidated operating income increased by 55% to $62.3 million in the first quarter of 1995 compared to $40.2 million in the same quarter of the prior year. Energy Services operating income increased by 56% over the same quarter of the prior year due primarily to a 20% reduction in indirect costs. Higher activities in Latin America also contributed to the increase. These increases in Energy Services operating income were partially offset by lower activities in North America, Asia Pacific and the Middle East. Engineering and Construction Services operating income was slightly higher than the same quarter of the prior year. Insurance Services operating income was higher in 1995 due to lower catastrophic losses and lower losses from discontinued operations.

Nonoperating items
  Interest expense increased $2.8 million due primarily to the benefit in the first quarter of 1994 of a reversal of a $2.5 million accrual for interest payable on income tax settlements.
  Interest income increased in 1995 due to higher levels of invested cash at increased interest rates.
  Foreign currency gains were $5.0 million in the first quarter of 1995 compared to a loss of $3.3 million in the same quarter of the prior year. Excluding the $7.7 million realized gain in Nigeria from the devaluation of the Naira, the net losses of $2.7 million are due primarily to losses in the Mexican Peso. First quarter 1994 losses relate primarily to Brazil and Venezuela.

Net income
  Net income in the first quarter of 1995 was $39.1 million, or 34 cents per share, compared to $17.8 million, or 16 cents per share, in the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company ended the first quarter of 1995 with cash and equivalents of $320.2 million, a decrease of $107.9 million from the end of 1994. Excluding cash and equivalents of Insurance Services, which are restricted from general corporate purposes unless paid to the parent as a dividend, cash and equivalents at the end of the first quarter of 1995 were $286.0 million, a decrease of $89.3 million from the end of 1994. The decrease in cash and equivalents is due primarily to operating activities.

Operating activities
  Cash flows used in operating activities in the first quarter of 1995 were $15.1 million, down from cash flows provided of $22.2 million in the same period of the prior year. The decrease in cash flows from operating activities is primarily related to higher contributions to profit sharing plans and increased advances to Engineering and Construction joint ventures, partially offset by improved profitability.

Investing activities
  Cash flows used in investing activities in the first quarter of 1995 were $49.3 million, compared to cash flows provided of $157.4 million in the same period last year. The first quarter of 1994 included the proceeds from the sale of the geophysical services business and two small subsidiaries. In addition, first quarter 1995 capital expenditures are 22% lower than the same period of the prior year.

Financing activities
  Cash flows used for financing activities were $44.1 million in the first quarter of 1995 compared to $144.4 million in the same quarter last year. The decrease in outflows is due to lower repayments of short-term indebtedness and the $33.8 million installment in the first quarter of 1994 on the note issued by the Company to the buyer of the geophysical services operations.
  The Company has the ability to borrow additional short-term and long-term funds if necessary.

ENVIRONMENTAL MATTERS

  The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. See Note 8 to the financial statements for additional information on these two sites.

EXPORT MATTERS

  See Note 8 to the financial statements concerning certain actions of the United States Government concerning exports by subsidiaries of the Company.

 PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

 3.   Exhibits:

      11.  Statement regarding computation of per share earnings.

      27.  Financial data schedule for the Registrant (filed electronically).

 (b)  Reports on Form 8-K:

   Current Report on Form 8-K dated January 9, 1995 reporting on Item 5. Other Events, relating to a press release announcing that the Company entered into contracts to outsource substantially all of its information technology requirements.

   Current Report on Form 8-K dated January 12, 1995 reporting on Item 5. Other Events, relating to a press release announcing the Company's completion of the sale of the assets of its industrial services business unit.

   Current Report on Form 8-K dated February 2, 1995 reporting on Item 5. Other Events, relating to a press release announcing a business unit of Brown & Root, Inc., recently won a multi-million dollar contract to construct a polypropylene plant.

   Current Report on Form 8-K dated February 2, 1995 reporting on Item 5. Other Events, relating to a press release announcing the Company's earnings for the quarter and the year ended December 31, 1994.

   Current Report on Form 8-K dated February 16, 1995 reporting on Item 5. Other Events, relating to a press release announcing the formation of a Scottish joint venture.

   Current Report on Form 8-K dated February 17, 1995 reporting on Item 5. Other Events, relating to a press release announcing the declaration of a first quarter dividend.

   Current Report on Form 8-K dated February 27, 1995 reporting on Item 5. Other Events, relating to a press release announcing a joint venture agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     HALLIBURTON COMPANY
                                                           (Registrant)




Date   May 5, 1995                      By  /s/ Thomas H. Cruikshank
                                                Thomas H. Cruikshank
                                             Chairman of the Board and
                                              Chief Executive Officer




Date   May 5, 1995                      By  /s/ Jerry H. Blurton
                                                Jerry H. Blurton
                                              Vice President-Finance
                                           Principal Financial Officer




Date   May 5, 1995                      By  /s/ Scott R. Willis
                                                Scott R. Willis
                                                  Controller
                                          Principal Accounting Officer

                               Index to Exhibits


                                    Page No.

11.  Statement regarding computation of earnings per share            14


27.  Financial data schedule (filed electronically)                    -