Form 10-Q
period 1995-06-30
HALLIBURTON CO
filed 1995-08-04
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended JUNE 30, 1995

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
  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 31, 1995  - 114,207,808

                                     INDEX
                                                                                                      Page No.

           PART I.     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at June 30, 1995                                2
                          and December 31, 1994

                       Condensed Consolidated Statements of Income for the three and
                          six months ended June 30, 1995 and 1994                                            3

                       Condensed Consolidated Statements of Cash Flows for the six months                    4
                          ended June 30, 1995

                       Notes to Condensed Consolidated Financial Statements                              5 - 9

           Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                               10 - 12

          PART II.     OTHER INFORMATION

           Item 1.     Legal Proceedings                                                                    13

           Item 4.     Submission of Matters to a Vote of Security Holders                                  13

           Item 6.     Listing of Exhibits and Reports on Form 8-K                                          14

        Signatures                                                                                          15

         Exhibits:     Computation of earnings per common share for the three and
                          six months ended June 30, 1995 and 1994                                           16

                       Financial data schedule for the quarter ended June 30, 1995
                          (included only in the copy of this report filed electronically
                           with the Commission).                                                            17


 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                          June 30   December 31
                                                                           1995        1994
                                                                         --------    --------
                                                                    Millions of dollars and shares
                                        ASSETS
Cash and equivalents                                                     $  353.7    $  428.1
Investments:
  Available-for-sale                                                        260.3       219.0
  Held-to-maturity                                                          423.4       435.8
                                                                         --------    --------
    Total investments                                                       683.7       654.8
Receivables:
  Notes and accounts receivable                                           1,276.8     1,273.1
  Unbilled work on uncompleted contracts                                    212.5       173.4
  Refundable federal income taxes                                            13.4        13.4
                                                                         --------    --------
    Total receivables                                                     1,502.7     1,459.9
Inventories                                                                 263.5       268.9
Reinsurance recoverables                                                    536.8       671.1
Property, plant and equipment,
 less accumulated depreciation of $2,324.7 and $2,341.4                   1,073.5     1,076.8
Equity in and advances to related companies                                 106.8        94.6
Excess of cost over net assets acquired                                     210.5       213.4
Deferred income taxes                                                       127.4       120.5
Assets held for sale                                                         50.5        26.3
Other assets                                                                288.9       253.9
                                                                         --------    --------
    Total assets                                                         $5,198.0    $5,268.3
                                                                         ========    ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                         $  303.5    $  303.5
Accrued employee compensation and benefits                                  356.3       406.3
Advance billings on uncompleted contracts                                   178.2       163.3
Income taxes payable                                                         62.2        25.8
Short-term notes payable                                                     26.8        30.7
Unearned insurance premiums                                                  50.7        51.2
Reserves for insurance losses and claims                                    984.6     1,126.4
Long-term debt                                                              644.1       643.1
Other liabilities                                                           586.9       570.6
Minority interest in consolidated subsidiaries                                1.5         5.2
                                                                         --------    --------
  Total liabilities                                                       3,194.8     3,326.1
                                                                         --------    --------
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares, issued 119.1 shares                            297.7       297.7
  Paid-in capital in excess of par value                                    201.8       201.7
  Cumulative translation adjustment                                         (19.2)      (23.1)
  Net unrealized gains (losses) on investments                                7.0        (7.6)
  Retained earnings                                                       1,675.6     1,637.3
                                                                         --------    --------
                                                                          2,162.9     2,106.0
 Less 4.9 and 5.0 shares of treasury stock, at cost                         159.7       163.8
                                                                         --------    --------
  Total shareholders' equity                                              2,003.2     1,942.2
                                                                         --------    --------
    Total liabilities and shareholders' equity                           $5,198.0    $5,268.3
                                                                         ========    ========

 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                             Three Months             Six Months
                                                                             Ended June 30           Ended June 30
                                                                         --------------------    --------------------
                                                                           1995        1994        1995        1994
                                                                         --------    --------    --------    --------

                                                                          Millions of dollars except per share data

Revenues                                                                 $1,444.5    $1,425.4    $2,766.6    $2,801.7
Operating costs and expenses:
  Cost of revenues                                                        1,300.3     1,383.5     2,519.0     2,668.7
  General and administrative                                                 44.5        56.8        85.6       107.7
                                                                         --------    --------    --------    --------
    Total operating costs and expenses                                    1,344.8     1,440.3     2,604.6     2,776.4
                                                                         --------    --------    --------    --------
     Operating income (loss)                                                 99.7       (14.9)      162.0        25.3

Interest expense                                                            (12.3)      (11.0)      (25.1)      (21.0)
Interest income                                                               5.7         3.0        14.3         5.8
Foreign currency (losses) gains                                              (1.4)       (9.9)        3.6       (13.2)
Other nonoperating income, net                                                0.1         0.7         0.2         1.2
                                                                         --------    --------    --------    --------

Income (loss) before income taxes and minority interest                      91.8       (32.1)      155.0        (1.9)
Benefit (provision) for income taxes                                        (34.9)       12.9       (58.9)        0.8
Minority interest in net income (loss) of subsidiaries                       (0.7)        --         (0.8)       (0.3)
                                                                         --------    --------    --------    --------

Net income (loss)                                                        $   56.2    $  (19.2)   $   95.3    $   (1.4)
                                                                         ========    ========    ========    ========


Average number of common and common share
  equivalents outstanding                                                   114.4       114.2       114.4       114.2
Income (loss) per share                                                  $   0.49   $   (0.17)  $    0.83   $   (0.01)
Cash dividends paid per share                                                0.25        0.25        0.50        0.50

























 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Six Months
                                                                             Ended June 30
                                                                         --------------------
                                                                           1995        1994
                                                                         --------    --------
                                                                          Millions of dollars
Cash flows from operating activities:
 Net income (loss)                                                       $   95.3    $   (1.4)
 Adjustments to reconcile net income (loss) to net cash
  from operating activities:
  Depreciation and amortization                                             120.6       133.4
  Provision for deferred income taxes                                         3.6        21.4
  Other non-cash items                                                      (15.5)        6.8
  Other changes, net of non-cash items:
   Receivables                                                              (49.3)       46.5
   Inventories                                                                5.8        18.5
   Insurance losses and claims net of
    reinsurance recoverables                                                 (7.3)       (8.7)
   Accounts payable and other                                               (34.3)      (98.5)
                                                                         --------    --------
 Total cash flows from operating activities                                 118.9       118.0
                                                                         --------    --------
Cash flows from investing activities:
  Capital expenditures                                                     (121.1)     (101.0)
  Sales of property, plant and equipment                                     20.0        23.6
  Sales (purchases) of subsidiary companies                                  (6.0)      191.6
  Sales or maturities of available-for-sale investments                       5.1        27.4
  Payments for available-for-sale investments                               (27.9)      (35.9)
  Calls or maturities of held-to-maturity investments                        19.7        44.4
  Payments for held-to-maturity investments                                  (6.3)      (30.7)
  Other investing activities                                                 (4.3)       (5.7)
                                                                         --------    --------
  Total cash flows from investing activities                               (120.8)      113.7
                                                                         --------    --------
Cash flows from financing activities:
  Payments on long-term borrowings                                          (10.1)      (63.3)
  Borrowings (repayments) of short-term debt                                 (5.1)      (68.8)
  Payments of dividends to shareholders                                     (57.1)      (57.1)
  Other financing activities                                                  0.3         0.2
                                                                         --------    --------
  Total cash flows from financing activities                                (72.0)     (189.0)
                                                                         --------    --------
Effect of exchange rate changes on cash                                      (0.5)       (3.5)
                                                                         --------    --------
 Increase (decrease) in cash and equivalents                                (74.4)       39.2
Cash and equivalents at beginning of year                                   428.1        48.8
                                                                         --------    --------
Cash and equivalents at end of period                                    $  353.7    $   88.0
                                                                         ========    ========

Cash payments (refunds) during the period for:
  Interest                                                               $   13.7    $   13.5
  Income taxes                                                               14.4       (55.8)









 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation
      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1995 and 1994 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories
       Consolidated inventories consisted of the following:

                                                     June 30         December 31
                                                      1995              1994
                                                   -----------       -----------
                                                        Millions of dollars
      Sales items                                  $      93.1       $      97.2
      Supplies and parts                                 127.4             128.8
      Work in process                                     24.5              23.9
      Raw materials                                       18.5              19.0
                                                   -----------       -----------
          Total                                    $     263.5       $     268.9
                                                   ===========       ===========

      About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $19.7 million and $21.9 million higher than reported at June 30, 1995, and December 31, 1994, respectively.

Note 3. Business Segment Information
      Revenues and operating income by business segment were the following for the three and six months ended June 30, 1995 and 1994:

                                                          Three Months                   Six Months
                                                         Ended June 30                 Ended June 30
                                                   --------------------------    ---------------------------
                                                      1995           1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars
Revenues
  Energy services                                  $     629.6    $     605.6    $   1,198.6     $   1,204.6
  Engineering and construction services                  768.0          764.1        1,472.9         1,480.3
  Insurance services*                                     46.9           55.7           95.1           116.8
                                                   -----------    -----------    -----------     -----------
    Total revenues                                 $   1,444.5    $   1,425.4    $   2,766.6     $   2,801.7
                                                   ===========    ===========    ===========     ===========

*    Excludes insurance revenues received from other segments of the Company.


                                                          Three Months                   Six Months
                                                         Ended June 30                 Ended June 30
                                                   --------------------------    ---------------------------
                                                      1995           1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars
Operating income (loss)
  Energy services                                  $      71.2    $     (19.8)   $     123.6     $      13.7
  Engineering and construction services                   33.5           11.4           49.3            25.9
  Insurance services                                       2.3           (0.1)           2.7            (2.2)
  General corporate expenses                              (7.3)          (6.4)         (13.6)          (12.1)
                                                   -----------    -----------    -----------     -----------
    Total operating income (loss)                  $      99.7    $     (14.9)   $     162.0     $      25.3
                                                   ===========    ===========    ===========     ===========

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


                                                          Three Months                   Six Months
                                                         Ended June 30                 Ended June 30
                                                   --------------------------    ---------------------------
                                                      1995           1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars
Revenues                                           $     116.4    $     139.5    $     175.3     $     189.7
                                                   ===========    ===========    ===========     ===========
Operating income                                   $      38.1    $      45.1    $      53.9     $      60.2
                                                   ===========    ===========    ===========     ===========
Net income                                         $      25.0    $      28.2    $      35.0     $      37.4
                                                   ===========    ===========    ===========     ===========


Note 6. Insurance Subsidiaries
      The condensed consolidated financial statements include property and casualty insurance subsidiaries.

       COMBINED FINANCIAL POSITION
                                                                         June 30   December 31
                                                                           1995        1994
                                                                         --------    --------
                                                                         Millions of dollars
                                        ASSETS
Cash and equivalents                                                     $   44.7    $   52.8
Investments:
 Available-for-sale                                                         260.3       219.0
 Held-to-maturity                                                           395.3       411.7
                                                                         --------    --------
   Total  investments                                                       655.6       630.7
Notes and accounts receivable*                                              200.6       213.8
Reinsurance recoverables                                                    536.8       671.1
Property, plant and equipment, less
  accumulated depreciation of $6.9 and $6.5                                   1.8         2.0
Excess of cost over net assets acquired                                       0.1         0.1
Other assets                                                                 32.2        22.5
                                                                         --------    --------
                                                                         $1,471.8    $1,593.0
                                                                         ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities                                   $   56.6    $   96.7
Income taxes payable                                                        (10.6)      (20.9)
Unearned insurance premiums                                                  50.7        51.2
Reserves for insurance losses and claims*                                 1,086.2     1,197.2
Halliburton Company equity, adjusted for net
  unrealized gains (losses) of $7.0 and $(7.6)                              288.9       268.8
                                                                         --------    --------
                                                                         $1,471.8    $1,593.0
                                                                         ========    ========

*Includes $101.6 million at June 30, 1995, and $70.8 million at December 31, 1994, relating to incurred but not reported claims on associated company business which had no effect on Halliburton Company equity.

      Assets of the insurance subsidiaries, with the exception of dividend payments to the parent company, are not available for general corporate use.

     COMBINED OPERATING RESULTS

                                                          Three Months                   Six Months
                                                         Ended June 30                 Ended June 30
                                                   --------------------------    ---------------------------
                                                      1995           1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars
Revenues:
  Direct premiums                                  $      73.8    $      84.0    $     119.6     $     113.3
  Premiums assumed                                        20.9           27.7           55.8            71.1
  Premiums ceded                                         (28.4)         (59.8)         (67.9)          (72.5)
                                                   -----------    -----------    -----------     -----------
  Net earned premiums and agency income*                  66.3           51.9          107.5           111.9
  Investment income                                       12.6           11.6           25.1            23.2
                                                   -----------    -----------    -----------     -----------
                                                          78.9           63.5          132.6           135.1
Operating costs and expenses:
  Underwriting expenses                                  111.4           72.4          198.3           176.8
  Reinsurance recoveries                                 (38.9)         (13.5)         (77.3)          (47.8)
  Investment expenses                                      0.9            0.2            1.5             0.4
  General and administrative                               3.1            4.5            7.3             7.9
                                                   -----------    -----------    -----------     -----------
                                                          76.5           63.6          129.8           137.3
                                                   -----------    -----------    -----------     -----------
Operating income (loss)                                    2.4           (0.1)           2.8            (2.2)
Foreign currency gains (losses)                            0.2            0.3            0.5             0.3
Nonoperating expense, net                                 (0.4)            --           (0.7)             --
                                                   -----------    -----------    -----------    ------------
Income (loss) before income taxes                          2.2            0.2            2.6            (1.9)
Benefit for income taxes                                   0.8           (2.1)           2.9            (0.7)
                                                   -----------    -----------    -----------    ------------
Net income (loss)                                  $       3.0    $      (1.9)   $       5.5    $       (2.6)
                                                   ===========    ===========    ===========    ============

*Included in net earned premiums and agency income are premiums for intercompany insurance coverage and services provided by the Insurance Services Group to the remainder of Halliburton Company. Such premiums and charges amounted to $32.0 million and $7.8 million for the three months ended June 30, 1995 and 1994, respectively, and $37.5 million and $18.3 million for the six months ended June 30, 1995 and 1994, respectively.

Insurance Services written premiums are as follows:

                                                          Three Months                   Six Months
                                                         Ended June 30                 Ended June 30
                                                   --------------------------    ---------------------------
                                                      1995           1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars
Direct premiums                                    $      44.0    $      82.0    $      92.7     $     119.5
Premiums assumed                                          22.3           29.3           57.7            72.7
Premiums ceded                                           (28.4)         (60.7)         (67.2)          (76.4)
                                                   -----------    -----------    -----------     -----------
Net written premiums and agency income             $      37.9    $      50.6    $      83.2     $     115.8
                                                   ===========    ===========    ===========     ===========

Note 7. Long-term debt
      During the first six months of 1995, the Company redeemed $10.0 million of its 4% notes. The Company redeemed $38.8 million of its 4% notes and $23.8 million principal amount of its 10.2% debentures in the first six months of 1994.
      The Company will redeem the entire outstanding principal amount of zero coupon convertible subordinated debentures (Debentures) on September 1, 1995. The redemption price will be at $536.5029 per $1000.00 principal amount of Debentures at maturity. The total cost of the redemption, assuming all Debentures are submitted for redemption, will be approximately $391 million.

Note 8. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
      Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until the fourth quarter of 1996. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
      The Company is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. The six "Operable Units" previously established by the EPA in connection with remediation activities for the site have been consolidated into four Operable Units and a Cooperative Sewage Treatment facility ("CST"). The EPA instituted litigation in the U.S. District Court for the Southern District of West Virginia (United States v. American Cyanamid Co., Inc. et al.) against all PRPs seeking recovery of its past response costs in Operable Unit 1. The PRPs are subject to a Consent Decree with respect to the remediation of Operable Unit 2. In June 1993, the EPA issued a Unilateral Administrative Order requiring all PRPs to implement remediation of Operable Unit 3. Operative Units 4 and 5 have been consolidated into Operable "Unit 4 Plus" which will include any additional work which is not in Operable Units 1, 2 and 3 or the CST. Work on Operable Unit 4 Plus is scheduled to start in late 1996 or early 1997. The PRPs have entered into an Administrative Order on Consent that will allow them to perform a site-wide RI/FS (on Operable Unit 4
Plus). The Company's share of past response costs alleged by the EPA for Operable Unit 1and remediation cost estimates for Operable Units 2 and 3 range in the aggregate from approximately $1.4 million to approximately $2 million. There are at present no reliable estimates of costs to remediate Operable Unit 4 Plus and the CST, because the EPA has not yet proposed any remediation methodology. Those costs may, however, be significantly larger than the estimates thereof for the other units. Although the liability associated with this site could possibly be significant to the results of operations of some future reporting period, management believes, based on current knowledge, that its share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
      On July 25, 1995, in the United States District Court, Southern District of Texas, Houston Division, in a case styled UNITED STATES OF AMERICA VS. HALLIBURTON COMPANY, the Company plead guilty in U.S. Federal court to three violations of the U.S. export control law which prohibits the export of U.S. goods and services to Libya, and was sentenced to pay a fine in the previously agreed to amount of $1.2 million. These violations relate to shipments of components of oil field wireline logging tools by one of the Company's former domestic subsidiaries to a foreign subsidiary for performance of oil field services for Libyan national oil companies. The shipments occurred during late 1987 to early 1990.
      The Company also reached agreement with the Department of Commerce and an Order was entered in settlement of proposed civil charges relating to alleged violations of the Export Administration Act assessing a civil penalty against the Company in the agreed amount of $2.6 million. This order involves shipments to Libya by this same former subsidiary, as well as other exports and reexports of geophysical equipment and services to Libya by another former subsidiary during the same general time period.

      These settlements will not impair the Company's ability to export products, services or technology in compliance with applicable law. The cost of this settlement has been provided for by the Company in prior accounting periods and it will not affect the Company's financial results in the future.
         The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

 Note 9. Acquisitions and Dispositions
      The Company sold its natural gas compression business unit in November 1994 for $205 million in cash. The sale resulted in a pretax gain of $102 million, or 56 cents per share after tax in 1994. The business unit sold owns and operates a large natural gas compressor rental fleet in the United States and Canada. The compressors are used to assist in the production, transportation, and storage of natural gas.
      In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and quarterly installments of $5 million have been made thereafter.
      The Company is in the process of obtaining regulatory approvals to sell certain remaining assets and settle certain liabilities of the geophysical business. The Company does not believe it will incur any material loss from the disposition or liquidation of these remaining assets or settlement of the remaining liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

         The Company (often through foreign subsidiaries) operates in over 100 countries, including several upon which the United States government has imposed varying degrees of restrictions on trade and commerce. These countries include Iran and Libya. The Company believes the embargo on U.S. trade with Iran will not have a material effect on current results of operations or financial condition of the Company, although it will limit the Company from competing for future business in Iran. If additional restrictions were to be established for these or other countries, such restrictions might impair the ability of the Company to obtain the benefit of its assets in such countries and the ability to collect amounts owed to the Company by their government and private entities. The Company cannot predict whether more stringent restrictions will be adopted or, if adopted, the impact they might have on its results of operations.

RESULTS OF OPERATIONS

Second Quarter of 1995 Compared with the Second Quarter of 1994
Revenues
         Consolidated revenues increased 1% to $1,444.5 million in the second quarter of 1995 compared with $1,425.4 million in the same quarter of the prior year.
         Energy Services revenues increased by 4% compared with a 4% decline in drilling activity as measured by the worldwide rotary rig count for the same quarter of the prior year. Excluding businesses included in 1994 results but subsequently sold, revenues for the second quarter increased 7% . International revenues increased by 14%, reflecting growth in the Latin America, Europe/Africa and Asia Pacific markets. The increase in international revenues was partially offset by a 3% decline in United States revenues. The United States rig count declined 8% from the same quarter of the prior year.
         Engineering and Construction Services revenues increased slightly to $768.0 million compared with $764.1 million in the same quarter of the prior year.
         Insurance Services revenues declined by 16% from the same quarter of the prior year due primarily to reduced earned premiums on discontinued lines of business and lower losses on retrospective workers' compensation coverages.

Operating income
         Consolidated operating income was $99.7 million in the second quarter of 1995 compared with a loss of $14.9 million in the same quarter of the prior year.
         Energy Services operating income was $71.2 million compared with a loss of $19.8 million in the same quarter of the prior year. Included in the second quarter of the prior year were $42.6 million of charges for personnel reductions. Excluding the impact of the personnel reductions in 1994, Energy Services operating income increased by over 200% over the same quarter of the prior year. The operating margin for the second quarter of 1995 was 11.3%
compared to a prior year operating margin of 3.8%. The increased operating income is primarily related to growth in activities in Latin America, Europe/Africa and Asia Pacific, and reductions in indirect costs.
         Engineering and Construction Services operating income and operating margins increased to $33.5 million and 4.4%, respectively, compared with results in the same quarter of the prior year of $11.4 million and 1.5%, respectively. The increase in operating income is primarily related to improved performance in marine construction activities.
         Insurance Services operating income was higher in 1995 due primarily to reduced underwriting losses from discontinued operations.

Nonoperating items
         Interest income increased in 1995 primarily due to higher levels of invested cash.
         Foreign currency losses were $1.4 million in the second quarter of 1995 compared with a loss of $9.9 million in the same quarter of the prior year. Second quarter 1994 losses relate primarily to Brazil and Venezuela.

Net income
         Net income in the second quarter of 1995 was $56.2 million, or 49 cents per share, compared with a loss of $19.2 million, or 17 cents per share, in the same quarter of the prior year. Excluding the 1994 severance costs, net income in the second quarter of 1994 would have been $8.5 million, or seven cents per share.




First Six Months of 1995 Compared with the First Six Months of 1994
Revenues
         Consolidated revenues for the first six months of 1995 were $2,766.6 million compared to $2,801.7 million in the first six months of 1994. Energy Services revenues were approximately the same during the two periods. Excluding revenues from businesses sold subsequent to the second quarter of 1994, Energy Services revenues increased 2% between the two periods primarily due to increases in Latin America, Europe/Africa and Asia Pacific offset by a decline in North America. Engineering and Construction Services revenues were approximately the same during the two periods. Revenues from Insurance Services declined 19% related primarily to reduced earned premiums on discontinued lines of business.

Operating income
         Consolidated operating income was $162.0 million in the first six months of 1995 compared with $25.3 million in the first six months of 1994. Excluding severance costs included in 1994 results, consolidated operating income would have been $67.9 million. Energy Services operating income during the six months ended June 30, 1995 and 1994 was $123.6 million and $13.7 million, respectively. Excluding severance costs, operating income in the 1994 period was $56.3 million. Operating income increased in all regions. Operating margins during the 1995 and 1994 periods were 10.3% and 4.7%, respectively. 1995 margins were benefited by growth in Latin America, Europe/Africa and Asia Pacific and lower indirect costs. Lower margins in 1994 were due primarily to decreased activities in the North Sea, Middle East and Asia Pacific, market disturbances in Nigeria and Yemen, unsettled economic, political and business conditions in the CIS and pricing pressures in North America.
         Engineering and Construction Services operating income in the first six months of 1995 and 1994 was $49.3 million and $25.9 million, respectively. 1995 operating income increases are primarily due to improved performance in marine construction activities in Latin America, Middle East and Europe/Africa. Operating income in 1994 included a $5.0 million gain on the sale of an environmental remediation subsidiary.
         Insurance Services operating income during the period improved to $2.7 million in 1995 from a loss of $2.2 million in 1994. The improvement is primarily due to lower catastrophic losses and losses from discontinued operations.

Nonoperating items
         Interest expense increased from $21.0 million to $25.1 million due primarily to the reversal of an accrual during the first quarter of 1994 for interest payable on income tax settlements.
         Interest income increased from $5.8 million in 1994 to $14.3 million in 1995 primarily due to higher levels of invested cash.
         The Company had foreign currency gains of $3.6 million during the six months ended June 30, 1995 compared with losses of $13.2 million during the same period in 1994. Gains in 1995 relate primarily to a first quarter gain from the devaluation of the Nigerian Naira offset by losses in other currencies, particularly the Mexican peso. Losses in 1994 relate primarily to Brazil and Venezuela.

Net income
         Net income for the six months ended June 30, 1995 was $95.3 million, or 83 cents per share, versus a loss of $1.4 million, or a loss of one cent per share, during the same period in 1994. Excluding severance costs in 1994, net income was $26.3 million, or 23 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company ended the second quarter of 1995 with cash and equivalents of $353.7 million, a decrease of $74.4 million from the end of 1994. Excluding cash and equivalents of Insurance Services, which are restricted from general corporate purposes unless paid to the parent as a dividend, cash and equivalents at the end of the second quarter of 1995 were $309.0 million, a decrease of $66.3 million from the end of 1994.

Operating activities
         Cash flows from operations were about the same for the six month periods ended June 30, 1995 and 1994. The increase in net income for the 1995 period was offset by higher receivables due to increased activity levels and increased advances to Engineering and Construction joint ventures.

Investing activities
         Cash flows from investing activities used $120.8 million during the first six months of 1995 compared to $113.7 million in cash provided during the same period of 1994. Capital expenditures increased in 1995 by 20% over 1994. The 1994 cash flows reflect the proceeds from the sale of geophysical services and two small subsidiaries.


Financing activities
         Cash flows used for financing activities were $72.0 million in the first six months of 1995 compared to $189.0 million in the same quarter last year. The decrease in outflows is due to lower payments of short-term and long-term indebtedness. In 1994 the Company redeemed the remaining 10.2% debentures and made a $33.8 million installment on the note issued by the Company to the buyer of geophysical services.
         The Company will redeem the entire outstanding principal amount of zero coupon convertible subordinated debentures (Debentures) on September 1, 1995. The redemption price will be $536.5029 per $1,000.00 principal amount of Debentures at maturity. The total cost of the redemption, assuming all Debentures are submitted for redemption, will be approximately $391 million. The Company will fund the redemption primarily with cash reserves and secondarily with short-term borrowings.
         The Company has the ability to borrow additional short-term and long-term funds if necessary.

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

 Part II.  OTHER INFORMATION
 ITEM 1.  LEGAL PROCEEDINGS

 There is incorporated by reference the information regarding certain actions of the United States Government concerning exports by subsidiaries of the Company in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Annual Meeting of Stockholders of the Company held on May 16, 1995, stockholders of the Company were asked to consider and act upon (i) the election of Directors for the ensuing year, (ii) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of the Company for 1995 and (iii) a shareholder proposal requesting that the Board of Directors take necessary steps to provide for cumulative voting in the election of Directors. Set forth below with respect to each such matter, where applicable, is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

       a.  Election of Directors:

 NAME OF NOMINEE                                     VOTES FOR    VOTES WITHHELD

 Anne L. Armstrong                                   97,862,656      649,159
 Lord Clitheroe                                      97,861,880      649,935
 Robert L. Crandall                                  97,884,310      627,505
 Thomas H. Cruikshank                                97,871,477      640,338
 William R. Howell                                   97,893,156      618,659
 Dale P. Jones                                       97,932,994      578,821
 C. J. Silas                                         97,904,386      607,429
 Roger T. Staubach                                   97,857 527      654,288
 Richard J. Stegemeier                               97,870,955      640,860
 E. L. Williamson                                    97,846,216      665,599


      b.  Proposal  to  ratify  the   appointment  of  Arthur  Andersen  LLP  as
 independent accountants to examine the financial statements and books and records of the Company for 1995:

      Number of Votes For                98,152,974
      Number of Votes Against               193,888
      Number of Votes Abstaining            164,953
      Number of Broker Non-Votes                  0


     c. Shareholder  proposal  relating to cumulative  voting in the election of
Directors:

      Number of Votes For                 31,294,251
      Number of Votes Against             45,234,242
      Number of Votes Abstaining          14,427,525
      Number of Broker Non-Votes           7,555,797

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      (11)   Statement regarding computation of earnings per share.

      (27)    Financial data schedule for the Registrant (filed electronically)

 (b)  Reports on Form 8-K

      During the second quarter of 1995:

      A Current Report was filed on Form 8-K dated April 24, 1995,  reporting on
      Item 5. Other Events, regarding a press release dated April 24, 1995, announcing 1995 first quarter earnings.

      A Current  Report was filed on Form 8-K dated May 15,  1995,  reporting on
      Item 5. Other Events, regarding a press release dated May 15 , 1995, announcing plans for the disposition of a subsidiary, NUS Training Corporation.

      A Current  Report was filed on Form 8-K dated May 16,  1995,  reporting on
      Item 5. Other Events, regarding a press release dated May 16, 1995, announcing the election results of its shareholders' meeting and the declaration of the second quarter dividend.

      During the third quarter of 1995 to the date hereof:

      A Current  Report was filed on Form 8-K dated July 14, 1995,  reporting on
      Item 5. Other Events, regarding a press release dated July 14, 1995, announcing agreements to settle export investigation.

      A Current  Report was filed on Form 8-K dated July 17, 1995,  reporting on
      Item 5. Other Events, regarding a press release dated July 14, 1995, announcing the signing of an agreement to provide engineering and construction services on a new ethylene plant in Kuwait.

      A Current  Report was filed on Form 8-K dated July 20, 1995,  reporting on
      Item 5. Other Events, regarding a press release dated July 20, 1995, announcing the declaration of the third quarter dividend, the calling of zero coupon convertible subordinated debentures and that David J. Lesar was named executive vice president and chief financial officer.

      A Current  Report was filed on Form 8-K dated July 25, 1995,  reporting on
      Item 5. Other Events, regarding a press release dated July 20, 1995, announcing second quarter results.

      A Current  Report was filed on Form 8-K dated July 31, 1995,  reporting on
      Item 5. Other Events, regarding the final settlement of export case pleadings.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      HALLIBURTON  COMPANY
                                                           (Registrant)




 Date     AUGUST 4, 1995                      By  /S/ THOMAS H. CRUIKSHANK
     ------------------------                   --------------------------
                                                      Thomas H. Cruikshank
                                                     Chairman of the Board and
                                                      Chief Executive Officer




 Date     AUGUST 4, 1995                      By   /S/    DAVID J. LESAR
     ------------------------                   --------------------------
                                                          David J. Lesar
                                                     Executive Vice President
                                                      Chief Financial Officer




 Date     AUGUST 4, 1995                      By   /S/  SCOTT R. WILLIS
     ------------------------                   --------------------------
                                                        Scott R. Willis
                                                          Controller
                                               Principal Accounting Officer