Form 10-Q
period 1995-09-30
HALLIBURTON CO
filed 1995-11-14
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995

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
  Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at October 31, 1995   114,387,423


                                                       INDEX
                                                                                                      Page No.
           PART I.     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 1995                           2
                        and December 31, 1994

                       Condensed Consolidated Statements of Income for the three and
                        nine months ended September 30, 1995 and 1994                                        3

                       Condensed Consolidated Statements of Cash Flows for the                               4
                        nine months ended September 30, 1995 and 1994

                       Notes to Condensed Consolidated Financial Statements                             5 -  8

           Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                   9 - 11

          PART II.     OTHER INFORMATION

           Item 6.     Listing of Exhibits and Reports on Form 8-K                                     12 - 13

        Signatures                                                                                          14

         Exhibits:     By-laws of the Company, as amended through September 14, 1995
                        to be effective October 1, 1995                                                15 - 32

                       Employment agreement                                                            33 - 59

                       Computation of earnings per common share for the three and
                        nine months ended September 30, 1995 and 1994                                       60

                       Financial data schedule for the quarter ended September 30,
                        1995 (included only in the copy of this report filed
                        electronically with the Commission).                                                61


 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements.

                              HALLIBURTON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30       December 31
                                                                                            1995              1994
                                                                                       ------------       ------------
                                                                                         Millions of dollars and shares
                                        ASSETS
Cash and equivalents                                                                   $       70.8       $      375.3
Receivables:
  Notes and accounts receivable                                                             1,124.3            1,101.8
  Unbilled work on uncompleted contracts                                                      223.3              173.4
  Refundable Federal income taxes                                                                 -               13.4
                                                                                       ------------       ------------
    Total receivables                                                                       1,347.6            1,288.6
Inventories                                                                                   277.4              268.9
Assets held for sale                                                                              -               26.3
Deferred income taxes                                                                          94.3               64.7
Other current assets                                                                          103.9               95.2
                                                                                       ------------       ------------
   Total current assets                                                                     1,894.0            2,119.0

Property, plant and equipment,
   less accumulated depreciation of $2,254.2 and $2,334.9                                   1,074.5            1,074.8
Equity in and advances to related companies                                                   123.8               94.6
Deferred income taxes                                                                          26.9               55.8
Net assets of discontinued operations                                                         264.3              295.8
Other assets                                                                                  374.7              374.6
                                                                                       ------------       ------------
   Total assets                                                                        $    3,758.2       $    4,014.6
                                                                                       ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term notes payable                                                               $       24.0       $       30.7
Current maturities of long-term debt                                                           20.7               20.1
Accounts payable                                                                              319.1              251.4
Accrued employee compensation and benefits                                                    110.2              159.4
Advance billings on uncompleted contracts                                                     229.7              163.3
Other current liabilities                                                                     298.7              235.6
                                                                                       ------------       ------------
   Total current liabilities                                                                1,002.4              860.5

Long-term debt                                                                                231.5              623.0
Reserve for employee compensation and benefits                                                265.5              242.3
Deferred credits and other liabilities                                                        290.2              346.6
                                                                                       ------------       ------------
  Total liabilities                                                                         1,789.6            2,072.4
                                                                                       ------------       ------------
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares, issued 119.1 shares                                              297.6              297.7
  Paid-in capital in excess of par value                                                      201.2              201.7
  Cumulative translation adjustment                                                          (26.5)             (23.1)
  Retained earnings                                                                         1,653.0            1,629.7
                                                                                       ------------       ------------
                                                                                            2,125.3            2,106.0
  Less 4.8 and 5.0 shares of treasury stock, at cost                                          156.7              163.8
                                                                                       ------------       ------------
  Total shareholders' equity                                                                1,968.6            1,942.2
                                                                                       ------------       ------------
    Total liabilities and shareholders' equity                                         $    3,758.2       $    4,014.6
                                                                                       ============       ============


 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months                      Nine Months
                                                                 Ended September 30               Ended September 30
                                                             ---------------------------      ----------------------------
                                                                1995            1994             1995             1994
                                                             -----------     -----------      -----------      -----------
                                                                       Millions of dollars except per share data
Revenues
  Energy services                                            $     683.0     $     642.8      $   1,881.6      $   1,847.4
  Engineering and construction services                            806.8           704.8          2,279.7          2,185.1
                                                             -----------     -----------      -----------      -----------
     Total revenues                                          $   1,489.8     $   1,347.6      $   4,161.3      $   4,032.5

Operating income
  Energy services                                            $      88.2     $      81.9      $     211.5      $      95.2
  Engineering and construction services                             31.2            20.2             80.2             45.8
  General corporate expenses                                        (8.3)           (5.5)           (21.9)           (17.6)
                                                             -----------     -----------      -----------      -----------
    Total operating income                                         111.1            96.6            269.8            123.4

Interest expense                                                   (15.0)          (12.6)           (40.1)           (33.6)
Interest income                                                     10.0             2.7             24.2              8.4
Foreign currency (losses) gains                                     (2.5)           (1.7)             0.6            (15.2)
Other nonoperating income, net                                       0.3            (0.8)             0.5              0.4
                                                             -----------     -----------      -----------      -----------

Income from continuing operations before
  income taxes and minority interest                               103.9            84.2            255.0             83.4
Provision for income taxes                                         (34.9)          (35.0)           (92.1)           (33.3)
Minority interest in net income (loss) of subsidiaries              (0.2)            0.3             (1.0)              -
                                                             -----------     -----------      -----------      -----------

Income from continuing operations                                   68.8            49.5            161.9             50.1

Income (loss) from discontinued operations, net of
  income taxes                                                     (67.7)            2.2            (65.5)             0.2
                                                             -----------     -----------      -----------      -----------

Net income                                                   $       1.1     $      51.7      $      96.4      $      50.3
                                                             ===========     ===========      ===========      ===========

Average number of common and common share
  equivalents outstanding                                          114.6           114.2            114.4            114.2

Income (loss) per share
  Continuing operations                                      $      0.60     $      0.43      $      1.41      $      0.44
  Discontinued operations                                          (0.59)           0.02            (0.57)             -
                                                             -----------     -----------      -----------      -----------
  Net income                                                 $      0.01     $      0.45      $      0.84      $      0.44
                                                             ===========     ===========      ===========      ===========

Cash dividends paid per share                                       0.25            0.25             0.75             0.75










 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months
                                                                                             Ended September 30
                                                                                       -------------------------------
                                                                                           1995               1994
                                                                                       ------------       ------------
                                                                                               Millions of dollars
Cash flows from operating activities:
  Net income                                                                           $       96.4       $       50.3
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                                           182.7              194.1
      Provision for deferred income taxes                                                       7.7               46.4
      Net (income) loss from discontinued operations                                           65.5               (0.2)
      Other non-cash items                                                                    (22.8)              12.7
      Other changes, net of non-cash items:
        Receivables                                                                           (38.5)             106.1
        Inventories                                                                            (8.2)              45.1
        Accounts payable                                                                       27.9              (76.8)
        Other working capital, net                                                             72.6              180.3
      Other, net                                                                              (30.3)            (274.0)
                                                                                       ------------       ------------
  Total cash flows from operating activities                                                  353.0              284.0
                                                                                       ------------       ------------
Cash flows from investing activities:
  Capital expenditures                                                                       (186.8)            (153.3)
  Sales of property, plant and equipment                                                       25.6               40.2
  Sales of subsidiary companies                                                                11.9              185.1
  Other investing activities                                                                   (8.8)              (6.4)
                                                                                       ------------       ------------
  Total cash flows from investing activities                                                 (158.1)              65.6
                                                                                       ------------       ------------
Cash flows from financing activities:
  Payments on long-term borrowings                                                           (405.9)             (68.3)
  Borrowings (repayments) of short-term debt                                                   (7.5)             (73.7)
  Payments of dividends to shareholders                                                       (85.7)             (85.6)
  Other financing activities                                                                    1.0               (0.5)
                                                                                       ------------       ------------
  Total cash flows from financing activities                                                 (498.1)            (228.1)
                                                                                       ------------       ------------
Effect of exchange rate changes on cash                                                        (1.3)              (3.2)
                                                                                       ------------       ------------
Increase (decrease)  in cash and equivalents                                                 (304.5)             118.3
Cash and equivalents at beginning of year                                                     375.3                7.5
                                                                                       ------------       ------------
Cash and equivalents at end of period                                                  $       70.8       $      125.8
                                                                                       ============       ============

Cash payments (refunds) during the period for:
  Interest                                                                             $       26.6       $       25.8
  Income taxes                                                                                 21.5             (38.2)













 See notes to condensed consolidated financial statements.

                              HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1. Management Representation
      In the  opinion  of the  Company,  the  accompanying  unaudited  condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1995 and 1994 may not be indicative of results for the full year. In connection with the discontinuance of the Company's insurance segment, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories
       Consolidated inventories consisted of the following:

                                                  September 30       December 31
                                                      1995              1994
                                                   -----------       -----------
                                                        Millions of dollars
      Sales items                                  $      96.6       $      97.2
      Supplies and parts                                 128.0             128.8
      Work in process                                     34.1              23.9
      Raw materials                                       18.7              19.0
                                                   -----------       -----------
          Total                                    $     277.4       $     268.9
                                                   ===========       ===========

      About one-half of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $19.7 million and $21.9 million higher than reported at September 30, 1995, and December 31, 1994, respectively.

 Note 3. General and Administrative Expenses
      General and administrative expenses were $33.8 million and $42.1 million for the three months ended September 30, 1995 and 1994, respectively. General and administrative expenses were $112.7 million and $142.6 million for the nine months ended September 30, 1995 and 1994, respectively.

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

                                                          Three Months                    Nine Months
                                                       Ended September 30            Ended September 30
                                                   --------------------------    ---------------------------
                                                      1995             1994           1995            1994
                                                   -----------    -----------    -----------     -----------
                                                                     Millions of dollars

      Revenues                                     $     119.9    $     131.5    $     295.2     $     321.1
                                                   ===========    ===========    ===========     ===========
      Operating income                             $      33.4    $      43.9    $      87.3     $     104.0
                                                   ===========    ===========    ===========     ===========
      Net income                                   $      21.7    $      31.6    $      56.7     $      69.1
                                                   ===========    ===========    ===========     ===========

     Included in the Company's revenues for the three and nine months ended September 30, 1995 are equity in income of related companies of $18.0 million and $42.8 million, respectively. The amounts included in revenues for the three and nine months ended September 30, 1994 are $26.5 million and $66.0 million, respectively.

Note 6. Discontinued Operations
     On October 11, 1995, the Company announced its intent to spin-off its property and casualty insurance subsidiary, Highlands Insurance Group, Inc.
(HIGI), in a tax-free distribution to holders of Halliburton Company common stock. Each common shareholder of the Company will receive one share of common stock of HIGI for every ten shares of Halliburton Company common stock. The record and distribution dates for the spin-off will be set later in 1995 when the necessary regulatory reviews and approvals have been obtained.
     After the spin-off transaction, HIGI will issue $60.0 million of convertible subordinated debentures due December 31, 2005 with detachable Series A and B Common Stock Purchase Warrants to Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (IP). .
     Over the past three years, the Company has reviewed various divestiture alternatives of HIGI in order to allow HIGI to pursue its strategies independent of the core business segments of the Company. The spin-off of HIGI will accomplish both objectives and allow the Company to exit the insurance services business and focus on its core business segments of energy services and engineering and construction services.
     The following summarizes the results of operations of the discontinued operations:

                                                          Three Months                    Nine Months
                                                       Ended September 30               Ended September 30
                                                  ----------------------------     ----------------------------
                                                      1995             1994            1995            1994
                                                  ------------     ------------    ------------    ------------
                                                  Millions of dollars
      Revenues                                    $       65.7     $       74.8    $      203.5    $      218.7
                                                  ============     ============    ============    ============
      Income (loss) before income taxes           $     (130.1)    $        1.5    $     (126.3)   $        0.4
      Benefit (provision) for income taxes                69.1              0.7            67.5            (0.2)
      Loss on disposition                                 (7.6)              -             (7.6)             -
      Benefit for income taxes                             0.9               -              0.9              -
                                                  ------------     ------------    ------------    ------------
      Net income (loss) from
             discontinued operations              $      (67.7)    $        2.2    $      (65.5)   $        0.2
                                                  ============     ============    ============    ============

      In the third quarter of 1995, HIGI conducted an extensive review of its loss and loss adjustment expense reserves to assess HIGI's reserve position in light of actions taken by other major property and casualty insurers to increase loss and loss adjustment expense reserves, particularly with regard to environmental and asbestos claims. As a result of such review, HIGI increased its reserves for loss and loss adjustment expenses and certain legal matters and the Company also recognized the estimated expenses related to the spin-off transaction and additional compensation costs and other regulatory and legal provisions directly associated with discontinuing the insurance services business segment as follows:

                                                                                Income (loss)
                                                                                before income          Net income
                                                                                    taxes                (loss)
                                                                                --------------        -------------
                                                                                        Millions of dollars
      Additional claim loss reserves for environmental
         and asbestos exposure and other exposures                              $       (117.0)       $       (76.4)
      Realization of deferred income tax valuation allowance                                -                  25.9
      Provisions for legal matters                                                        (8.0)                (5.2)
      Expenses related to the spin-off transaction                                        (7.6)                (6.7)
      Other insurance services expenses                                                   (7.4)                (4.8)
                                                                                --------------        -------------
            Total charges                                                       $       (140.0)       $       (67.2)
                                                                                ==============        =============

      The review of the insurance policies and reinsurance agreements was based upon a recent actuarial study and HIGI management's best estimates using facts and trends currently known, taking into consideration the current legislative and legal environment. Developed case law and adequate claim history do not exist for such claims. Estimates of the liability are reviewed and updated continually. Due to the significant uncertainties related to these type of claims, past claim experience may not be representative of future claim experience.
     The Company also realized a valuation allowance for deferred tax assets primarily related to HIGI's insurance claim loss reserves. The Company had provided a valuation allowance for all temporary differences related to HIGI based upon its intent announced in 1992 that it was pursuing the sale of HIGI. A taxable transaction would have made it more likely than not that the related benefit or future deductibility would not be realized. The spin-off transaction will be tax-free and allows HIGI to retain its tax basis and the value of its deferred tax asset.
     The convertible subordinated debentures to be issued to IP will be convertible into common stock of HIGI after one year from issuance at the option of IP. HIGI can redeem the debentures at any time on or after December 31, 2002. The number of conversion shares will be determined prior to the spin-off transaction. Based upon shares of Halliburton outstanding on October 18, 1995, IP would receive approximately 3.7 million shares of HIGI, or approximately 24% ownership interest in HIGI, if all of the debentures are converted into common stock of HIGI at a conversion price of $16.18 per share. Interest on the debentures is payable semi-annually in cash at 10% per annum.
     The detachable Series A Common Stock Purchase Warrants (Series A Warrants) enable IP to purchase HIGI common stock at an exercise price of $14.71 per share, equal to an additional ownership interest of approximately 20% after giving effect to the assumed conversion of the debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, IP would receive approximately 3.8 million shares of HIGI. The exercise price and the number of shares of HIGI common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. These warrants expire on December 31, 2005.
     The detachable Series B Common Stock Purchase Warrants (Series B Warrants) enable IP to purchase shares of HIGI common stock at an exercise price of $14.71, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by IP in the event that the average closing market price of HIGI common stock exceeds 1.61 times the exercise price for any 30 consecutive trading days prior to December 31, 2000 but after December 31, 1998. If all of the Series B Warrants were exercised, IP would receive approximately 1.0 million additional shares of HIGI. The exercise price and the number of shares of HIGI common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. The detachable Series B Warrants expire on December 31, 2005.
     If the debentures are converted into common stock of HIGI and the Series A and B Warrants are utilized by IP to purchase common stock of HIGI, IP will own approximately 43% of HIGI.
     The net assets and liabilities of HIGI relating to the spin-off transaction have been segregated on the consolidated balance sheets from their historic classifications to separately identify them as discontinued operations. Such amounts are summarized as follows:

                                                                                       September 30       December 31
                                                                                           1995               1994
                                                                                       ------------       ------------
                                        ASSETS
       Cash and equivalents                                                            $       50.7       $       52.8
       Investments                                                                            642.6              630.2
       Premiums receivable                                                                    214.9              207.9
       Receivables from reinsurers                                                            654.8              561.5
       Receivables from affiliates                                                             50.5               26.6
       Deferred income taxes                                                                   30.4                  -
       Other assets                                                                            65.4               60.4
                                                                                       ------------       ------------
            Total assets                                                               $    1,709.3       $    1,539.4
                                                                                       ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
       Accounts payable and accrued liabilities                                        $       42.1       $       15.9
       Loss and loss adjustment expense reserves                                            1,320.2            1,149.2
       Unearned premiums                                                                       53.7               51.2
       Other liabilities                                                                       29.0               27.3
                                                                                       ------------       ------------
           Total liabilities                                                                1,445.0            1,243.6
       Shareholders' equity                                                                   264.3              295.8
                                                                                       ------------       ------------
           Total liabilities and shareholders' equity                                  $    1,709.3       $    1,539.4
                                                                                       ============       ============

Note 7. Long-term debt
      During the first nine months of 1995, the Company redeemed the entire outstanding principal amount of zero coupon convertible subordinated debentures of $390.7 million and $15.0 million of its 4% notes. The Company redeemed $43.8 million of its 4% notes and $23.8 million principal amount of its 10.2% debentures in the first nine months of 1994.

Note 8. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but two of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), and a site in Nitro, West Virginia (Fike/Artel Chemical Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at each site and the total costs thereof will be lengthy.
      Brown & Root, Inc. (Brown & Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the Southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until the third quarter of 1996. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
      The Company is one of 32 companies that have been designated as PRPs at the Fike/Artel Chemical Superfund Site. The six "Operable Units" previously established by the EPA in connection with remediation activities for the site have been consolidated into four Operable Units and a Cooperative Sewage Treatment facility ("CST"). On October 6, 1995, all but five of the PRPs signed a settlement "in principle" with the EPA and the Department of Defense which settled allocation percentages for each PRP for each operable unit and the CST. A consent decree among all the PRPs, which will reconcile all of the issues, is expected to be negotiated and executed by the end of the first quarter of 1996. Based upon the settled allocation percentages and the most recent available estimates, the Company's estimate of its share of remediation costs for this site range in the aggregate from approximately $2.5 million to $4.9 million. All of the PRPs appear to be financially capable of paying their portion of remediation costs. Although the liability estimates associated with this site could possibly change due to expanded or more expensive clean-up methodologies elected and could significantly impact the results of operations of some future reporting period, management believes, based on current knowledge, that its share of costs at this site is unlikely to have a material adverse impact on the Company's consolidated financial condition.
      The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate disposition of such proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the consolidated financial position of the Company.

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

RESULTS OF OPERATIONS

Third Quarter of 1995 Compared with the Third Quarter of 1994
Revenues
      Consolidated revenues increased 11% to $1,489.8 million in the third quarter of 1995 compared with $1,347.6 million in the same quarter of the prior year. Approximately 50% of the Company's consolidated revenues were derived from international activities in the third quarter of 1995 compared to 46% in the third quarter of 1994. Consolidated international revenues increased 20% in the third quarter of 1995 over the third quarter of 1994. Consolidated United States revenues increased by 3% in the third quarter of 1995 compared to the third quarter of 1994.
      Energy Services revenues increased by 6% compared with a 3% decline in drilling activity as measured by the worldwide rotary rig count for the same quarter of the prior year. Excluding businesses included in 1994 results but subsequently sold, revenues for the third quarter increased 9% . International revenues increased by 18%, reflecting growth in well stimulation, cementing, logging and drilling services in the Latin America, Europe/Africa and Asia Pacific markets. The increase in international revenues was partially offset by an 8% decline in United States revenues. Excluding the revenues of businesses sold in 1994, United States revenues declined by 2%. The United States rig count declined 4% from the same quarter of the prior year.
      Engineering and Construction Services revenues increased 14% to $806.8 million compared with $704.8 million in the same quarter of the prior year due primarily to higher activity levels in subsea construction and fabrication in the North Sea, highway construction in the United States, military logistical support services and communication facility construction in Asia Pacific.

Operating income
      Consolidated operating income increased 15% to $111.1 million in the third quarter of 1995 compared with $96.6 million in the same quarter of the prior year. Approximately 71% of the Company's consolidated operating income was derived from international activities in the third quarter of 1995 compared to 33% in the third quarter of 1994. Consolidated international operating margins were 11% in the third quarter of 1995 compared to 5% in the third quarter of 1994.
      Energy Services operating income increased 8% to $88.2 million in the third quarter of 1995 compared with $81.9 million in the same quarter of the prior year. The operating margin for the third quarter of 1995 was 12.9% compared to a prior year operating margin of 12.8%. The increased operating income is primarily related to growth in activities in Latin America, Europe/Africa and Asia Pacific, and reductions in indirect costs.
      Engineering and Construction Services operating income and operating margins increased 54% to $31.2 million and 3.9%, respectively, compared with results in the same quarter of the prior year of $20.2 million and 2.9%, respectively. The increase in operating income is primarily related to improved performance in marine construction activities in Latin America and subsea construction and fabrication activities in the North Sea.

Nonoperating items
      Interest expense increased to $15.0 million in the third quarter of 1995 compared to $12.6 million in the same quarter of the prior year due primarily to $4.6 million in debt issue costs related to the redemption of the zero coupon convertible subordinated debentures.
      Interest income increased in 1995 primarily due to higher levels of invested cash and $3.1 million relating to an excise tax recoverable and other matters.

Net income
      Net  income  from  continuing  operations  in the  third  quarter  of 1995 increased 39% to $68.8 million, or 60 cents per share, compared with $49.5 million, or 43 cents per share, in the same quarter of the prior year.

First Nine Months of 1995 Compared with the First Nine Months of 1994
Revenues
      Consolidated revenues for the first nine months of 1995 were $4,161.3 million , a 3% increase, compared to $4,032.6 million in the first nine months of 1994. Approximately 51% of the Company's consolidated revenues were derived from international activities in the first nine months of 1995 compared to 44% in the first nine months of 1994. Consolidated international revenues increased 22% in the first nine months of 1995 over the first nine months of 1994.
      Energy Services revenues increased by 2% to $1,881.6 million compared to $1,847.4 million in the first nine months of 1994. Excluding revenues from businesses sold subsequent to the first nine months of 1994, Energy Services revenues increased 5% between the two periods primarily due to increases in Latin America, Europe/Africa and Asia Pacific, partially offset by a decline in North America.
      Engineering and Construction Services revenues increased by 4% to $2,279.7 million in the first nine months of 1995 compared to $2,185.2 million in the first nine months of 1994 due primarily to higher marine construction activities in Latin America, Middle East and Europe/Africa and higher logistical support activities with the United Nations and NATO.

Operating income
      Consolidated operating income was $269.8 million in the first nine months of 1995 compared with $123.4 million in the first nine months of 1994. Excluding severance costs included in 1994 results, consolidated operating income increased by 63% in the first nine months of 1995 compared to $166.0 million in the first nine months of 1994. Approximately 67% of the Company's consolidated operating income was derived from international activities in the first nine months of 1995 compared to 27% in the first nine months of 1994. Consolidated international operating margins were 8% in the first nine months of 1995 compared to 2% in the first nine months of 1994.
      Energy Services operating income during the nine months of 1995 and 1994 was $211.5 million and $95.2 million, respectively. Excluding severance costs, operating income in the first nine months of 1995 increased 53% compared to the 1994 period of $137.8 million. Operating income increased in all regions. Operating margins during the 1995 and 1994 periods were 11.2% and 7.5%, respectively. 1995 margins were benefited by growth in Latin America, Europe/Africa and Asia Pacific and lower indirect costs. Lower margins in 1994 were due primarily to decreased activities in the North Sea, Middle East and Asia Pacific, market disturbances in Nigeria and Yemen, unsettled economic, political and business conditions in the CIS and pricing pressures in North America.
      Engineering and Construction Services operating income in the first nine months of 1995 and 1994 was $80.2 million and $45.8 million, respectively. 1995 operating income increases are primarily due to improved performance in marine construction activities in Latin America, Middle East and Europe/Africa and petrochemical engineering and construction activities in the Middle East. Operating income in 1994 included a $5.0 million gain on the sale of an environmental remediation subsidiary.

Nonoperating items
      Interest expense increased from $33.6 million in 1994 to $40.1 million in 1995 due primarily to $4.6 million in debt issue costs related to the redemption of the zero coupon convertible subordinated debentures and the reversal of an accrual during the first quarter of 1994 for interest payable on income tax settlements.
      Interest income increased from $8.4 million in 1994 to $24.2 million in 1995 primarily due to higher levels of invested cash and $3.1 million relating to an excise tax recoverable and other matters.
      The Company had foreign currency gains of $600 thousand during the first nine months of 1995 compared with losses of $15.2 million during the same period in 1994. Gains in 1995 relate primarily to a first quarter gain from the devaluation of the Nigerian Naira offset by losses in other currencies, particularly the Mexican peso. Losses in 1994 relate primarily to Brazil and Venezuela.
      The effective income tax rate for the Company declined to 36% in 1995 from 39% in 1994. The decline in the effective income tax rate primarily represents improved international earnings and a resulting reduction in losses unable to be utilized.

Net income
      Net income from continuing operations for the first nine months of 1995 increased by 223% to $161.9 million, or $1.41 per share, compared to $50.1 million, or 44 cents per share, during the same period in 1994. Excluding severance costs in 1994, net income was $77.8 million, or 68 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the third quarter of 1995 with cash and equivalents of $70.8 million, a decrease of $304.5 million from the end of 1994.

Operating activities
      Cash flows from operations increased by 24% in 1995 to $353.0 million compared to $284.0 million for the first nine months of 1994. The increase in net income for the 1995 period was partially offset by higher receivables due to increased activity levels and increased advances to Engineering and Construction joint ventures.

Investing activities
      Cash flows from investing activities used $158.1 million during the first nine months of 1995 compared to $65.6 million in cash provided during the same period of 1994. Capital expenditures increased in 1995 by 22% over 1994 mostly representing investments in new technologies such as logging while drilling and multi-lateral completions. The 1994 cash flows reflect the proceeds from the sale of geophysical services and two small subsidiaries.

Financing activities
      Cash flows used for financing activities were $498.1 million in the first nine months of 1995 compared to $228.1 million in the first nine months of 1994. The increase in outflows is due to higher payments of long-term indebtedness. The Company redeemed the entire outstanding principal amount of zero coupon convertible subordinated debentures during the third quarter of 1995 of $390.7 million with available cash resources (see Note 7 of notes to the condensed consolidated financial statements). In 1994 the Company redeemed the remaining 10.2% debentures and made a $43.8 million installment on the note issued by the Company to the buyer of geophysical services.
      The Company has the ability to borrow additional short-term and long-term funds if necessary.

DISCONTINUED OPERATIONS

      The Company announced in October 1995 that it will distribute the Company's property and casualty insurance subsidiary, Highlands Group Insurance, Inc., to its shareholders in a tax-free spin-off by as early as the end of 1995. The operations of the Insurance Services Group have been classified as discontinued operations. Additionally, during the third quarter the Company increased its reserves for claim losses and related expenses and provisions for certain legal matters. These provisions, together with certain other provisions associated with the Company's complete exit from the insurance industry resulted in a $67.2 million third quarter charge against earnings. The increase in the claim loss reserves, which was required primarily for areas such as environmental and asbestos claims, was based upon a recent actuarial study and management's current best estimate. Estimates of this liability are reviewed and updated continually. See Note 6 of notes to the condensed consolidated financial statements for further information.

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

 Part II.  OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

       (3) By-laws of the Company, as amended through September 14, 1995 to be effective October 1, 1995

      (10)  Employment agreement

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the quarter ended September 30, 1995 (included only in the copy of this report filed electronically with the Commission).


 (b)  Reports on Form 8-K

      During the third quarter of 1995:

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

      A Current Report was filed on Form 8-K dated August 11, 1995, reporting on
      Item 5. Other Events, regarding a press release dated August 10, 1995, announcing that Dick Cheney had been named Chief Executive Officer.

      A Current Report was filed on Form 8-K dated August 23, 1995, reporting on
      Item 5. Other Events, regarding a press release dated August 22, 1995 announcing the retirement of Vice Chairman W. Bernard (Ber) Pieper.

During the fourth quarter of 1995 to the date hereof:

      A Current Report was filed on Form 8-K dated October 12, 1995, reporting on Item 5. Other Events, regarding a press release dated October 11, 1995, announcing the spin-off of the Company's Insurance Unit.

      A Current Report was filed on Form 8-K dated October 27, 1995, reporting on Item 5. Other Events, regarding a press release dated October 24, 1995, announcing third quarter results.

      A Current Report was filed on Form 8-K dated November 8, 1995, reporting on Item 5. Other Events, regarding a press release dated November 8, 1995, announcing a fourth quarter dividend.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HALLIBURTON COMPANY
                                 (Registrant)




 Date  November 13, 1995                          By  /s/ Thomas H. Cruikshank
     --------------------------                     ----------------------------
                                                          Thomas H. Cruikshank
                                                          Chairman of the Board




 Date  November 13, 1995                          By  /s/   David J. Lesar
     --------------------------                     ----------------------------
                                                            David J. Lesar
                                                       Executive Vice President
                                                        Chief Financial Officer




 Date  November 13, 1995                          By  /s/    Scott R. Willis
     --------------------------                     ----------------------------
                                                             Scott R. Willis
                                                               Controller
                                                    Principal Accounting Officer