Form 10-K
period 1995-12-31
HALLIBURTON CO
filed 1996-03-11
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

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

                                                 Name of each Exchange on
         Title of each class                          which registered
Common Stock par value $2.50 per share            New York Stock Exchange

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

The aggregate market value of Common Stock held by nonaffiliates on February 15, 1996, determined using the per share closing price on the New York Stock Exchange Composite tape of $54.00 on that date was approximately $6,192,100,000.

As of February 15, 1996, there were 114,668,223 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 26, 1996, are incorporated by reference into Part III of this report.

PART I

Item  1. Business.

     General Development of Business. Halliburton Company (the Company) was established in 1919 and incorporated under the laws of the state of Delaware in 1924. The Company provides energy services and engineering and construction services. Information related to acquisitions and dispositions is set forth in
Note 13 to the financial statements of this Annual Report.
     Financial Information About Business Segments. The Company is comprised of two business segments. See Note 9 to the financial statements of this Annual Report for financial information about these two business segments.
     Description of Services and Products. The following is a summary which briefly describes the Company's services and products for each business segment.
     Halliburton Energy Services (Energy Services) provides a wide range of services and products to provide integrated solutions to customers in the exploration, development and production of oil and natural gas. Energy Services operates worldwide serving major oil companies, independent operators and national oil companies. The services and products provided by Energy Services include cementing, casing equipment and water control services; completion and production products; directional drilling systems, measurement while drilling, logging while drilling and mud logging services; open and cased hole logging and perforating services and logging and perforating products; well testing, reservoir description and evaluation services, tubing conveyed well completion systems and reservoir engineering services; stimulation, sand control services and coiled tubing services; and wellhead pressure control equipment, well control, hydraulic workover and downhole video services.
     Engineering and Construction Services (Brown & Root) includes services for both land and marine activities. Included are technical and economic feasibility studies, site evaluation, licensing, conceptual design, process design, detailed engineering, procurement, project and construction management, construction and start-up assistance of electric utility plants, chemical and petrochemical plants, refineries, pulp and paper mills, metal processing plants, highways and bridges, subsea construction, fabrication and installation of subsea pipelines, offshore platforms, production platform facilities, marine engineering and other marine related projects, contract maintenance and operations and maintenance services for both industry and government, engineering and environmental consulting and waste management services for industry, utilities and government, and remedial engineering and construction services for hazardous waste sites.
     Markets and Competition. The Company is one of the world's largest diversified energy services and engineering and construction services companies. The Company's services and products are sold in highly competitive markets throughout the world. Competition in both services and products is based upon a combination of price, service (including the ability to deliver services and products on an "as needed where needed" basis), product quality, warranty and technical proficiency. Some Energy Services' and Engineering and Construction Services' customers have indicated a preference for integrated services and solutions. These integrated solutions, in the case of Energy Services, relate to all phases of exploration and production of oil and gas, and, in the case of Engineering and Construction Services, relate to all phases of design, procurement, construction, project management and maintenance of a facility. Demand for these types of integrated solutions is based primarily upon quality of service, technical proficiency and overall price.
     The Company conducts business worldwide in over 100 countries. Since the market for the Company's services and products is so large and crosses many geographic lines, a meaningful estimate of the number of competitors cannot be made. The markets are, however, highly competitive with many substantial companies operating in each market. Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of Energy Services' products is made by supply stores and third-party representatives.
     Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as a whole. Information regarding the Company's exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in Note 11 to the financial statements of this Annual Report.

     Customers and Backlog. Substantially all of the Company's Energy Services and a significant portion of Engineering and Construction Services are related to the energy industry. In 1995, 1994, and 1993, respectively, 78%, 78% and 79% of the Company's revenues were derived from the sale of products and services to, including construction for, the energy industry. The following schedule summarizes the backlog of engineering and construction projects at December 31, 1995 and 1994:

                                                 1995     1994
                                                ------   ------
                                                 (In millions)
Firm orders                                     $3,961   $3,780
Government orders firm but not yet funded          634      828
Letters of intent and contracts
    awarded but not signed                           6       84
                                                ------   ------
    Total                                       $4,601   $4,692
                                                ======   ======

     It is estimated that nearly 65% of the backlog existing at December 31, 1995 will be completed during 1996. The Company does not believe that engineering and construction backlog should necessarily be relied on as an indication of future operating results since such backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog. Orders for Energy Services are generally placed by customers on the basis of current need. Therefore, backlog of orders for these services and products are not material.
     Raw Materials. Raw materials essential to the Company's business are normally readily available. Where the Company is dependent on a single supplier for any materials essential to its business, the Company is confident that it could make satisfactory alternative arrangements in the event of interruption in the supply of such materials.
     Research, Development and Patents. The Company maintains an active research and development program to assist in the improvement of existing products and processes, the development of new products and processes and the improvement of engineering standards and practices that serve the changing needs of its customers. Information relating to expenditures for research and development is included in Note 1 to the financial statements of this Annual Report.
     The Company  owns a large  number of patents and has pending a  substantial number of patent applications covering various products and processes. It is also licensed under patents owned by others. The Company does not consider a particular patent or group of patents to be material to the Company's business.
     Seasonality. Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of the Company's services serve to mitigate the seasonal nature of the Company's business.
     Employees. At December 31, 1995 the Company employed approximately 57,300 people of which 23,300 were located outside the United States.
     Regulation. The Company is subject to various environmental laws and regulations. Compliance with such requirements has neither substantially increased capital expenditures or adversely affected the Company's competitive position, nor materially affected the Company's earnings. The Company does not anticipate any such material adverse effects in the foreseeable future as a result of such existing laws and regulations. Note 10 to the financial statements of this Annual Report discusses the Company's involvement as a potentially responsible party in remedial activities to clean up various "Superfund" sites.

Item 2.   Properties.

     Information  relating  to  lease  payments  is  included  in Note 10 to the financial statements of this Annual Report. The Company's owned and leased facilities, as described below, are suitable and adequate for their intended use.
     Energy Services owns manufacturing facilities covering approximately 3,400,000 square feet. Principal locations of these manufacturing facilities are Davis and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Fort Worth, Garland, Houston and Mansfield, Texas; Arbroath, Scotland; Reynosa, Mexico; and Jurong, Singapore. The manufacturing facilities at Davis, Amarillo, and one of four locations in Houston were idle at the end of 1995. The manufacturing facility in Cisco, Texas was sold in 1995. The manufacturing facility in Mansfield, Texas is leased to another company. Energy Services also leases manufacturing facilities covering approximately 96,000 square feet. Principal locations of these facilities are Jurong, Singapore; Basingstoke, England; and Kilwinning, Scotland. Research, development and engineering activities are carried out in owned facilities covering approximately 440,000 square feet in Duncan, Oklahoma; Houston and Carrollton, Texas; and Aberdeen, Scotland; and leased facilities covering approximately 41,000 square feet in Bedford, England; and Leiderdorp,

Holland. One of two facilities in Houston was idle at the end of 1995. In addition, service centers, sales offices and field warehouses are operated at approximately 200 locations in the United States, almost all of which are owned, and at approximately 270 locations outside the United States in both the Eastern and Western Hemispheres.
     Engineering and Construction Services owns manufacturing facilities covering approximately 441,000 square feet in Houston, Texas, and Edmonton, Canada of which 388,000 square feet in Houston is leased to another Company. Engineering and Construction Services also owns marine fabrication facilities covering approximately 640 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; Sunda Strait, Indonesia (35% owned); and Nigg and Wick, Scotland. The Belle Chasse, Louisiana facility consisting of approximately 165 acres is idle. Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 4,800,000 square feet in Houston, Texas; Edmonton, Canada; Leatherhead, England; and Aberdeen, Scotland. Approximately 1,000,000 square feet of the Aberdeen facility was leased to another company and 400,000 square feet was idle at the end of 1995. These activities are also carried out at leased facilities covering approximately 2,000,000 square feet in Mobile, Alabama; Alhambra, California; Gaithersburg, Maryland; Aiken, South Carolina; Eastleigh and London, England; Kuala Lumpur, Malaysia; Stavanger, Norway; Singapore; Aberdeen, Scotland; Plzen, Czech Republic; Al Khobar, Saudi Arabia; and Bahrain. In addition, laboratories, service centers, and sales offices are operated at approximately 30 locations in the United States, almost all of which are leased by the Company, and at approximately 10 foreign locations in both the Eastern and Western Hemispheres.

     General Corporate operates from leased facilities in Dallas, Texas covering approximately 55,000 square feet. The Company also leases approximately 5,500 square feet of space in Washington, D.C. In connection with outsourcing of the computer and data processing services, the 85,000 square foot mainframe processing center in Arlington, Texas has been leased to another company which has the exclusive right to purchase the facility until April, 1996.

Item 3. Legal Proceedings.

     Information relating to various commitments and contingencies is described in Note 10 to the financial statements of this Annual Report.

Item  4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Item 4(A).  Executive Officers of the Registrant.

     The following table indicates the names and ages of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

Name and Age              Offices Held and Term of Office

*  Richard B. Cheney      Director of Registrant, since October 1995.
     (Age 55)             Chairman of the Board, since January 1996
                          President and Chief Executive Officer, since
                             October 1995
                          Senior Fellow, American Enterprise Institute,
                             1993 to October 1995
                          Secretary, U.S. Department of Defense, 1989 to 1992

   Lester L. Coleman      Executive Vice President and General Counsel,
    (Age 53)                 since May 1993
                          President of Energy Services Group, September 1991
                             to May 1993
                          Executive Vice President of Finance and Corporate
                             Development, January 1988 to September 1991

*  Dale P. Jones          Director of Registrant, since December 1988
    (Age 59)              Vice Chairman, since October 1995
                          President, June 1989 to October 1995

* Tommy E. Knight         President and Chief Executive Officer of
   (Age 57)                  Brown & Root, Inc., since May 1992
                          Executive Vice President - Operations of
                             Brown & Root, Inc, January 1990 to May 1992

* David J. Lesar          Executive Vice President and Chief Financial
   (Age 42)                  Officer, since August 1995
                          Executive Vice President of Finance and
                             Administration of Halliburton Energy Services,
                             November 1993 to August 1995
                          Partner, Arthur Andersen LLP, 1988 to November 1993

* Kenneth R. LeSuer       President and Chief Executive Officer of Halliburton
   (Age 60)                  Energy Services, since March 1994
                          President and Chief Operating Officer of Halliburton
                             Energy Services, May 1993 to March 1994
                          President and Chief Executive Officer of Halliburton
                             Services, December 1989 to May 1993

* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

     The Company's common stock is traded on the New York Stock Exchange, the Stock Exchange of London, and the Swiss Stock Exchanges at Zurich, Geneva, Basel and Lausanne. Information relating to market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 30 of this Annual Report. At December 31, 1995, there were approximately 16,200 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item  6.   Selected Financial Data.

     Information relating to selected financial data is included on page 31 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 7 to 9 of this Annual Report.

Item  8.  Financial Statements and Supplementary Data.
                                                                      Page No.
Responsibility for Financial Reporting............................      10
Report of Arthur Andersen LLP, Independent Public Accountants.....      11
Consolidated Statements of Income for the Years Ended
     December 31, 1995, 1994 and 1993.............................      12
Consolidated Balance Sheets at December 31, 1995 and 1994.........      13
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993.............................      14
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1995, 1994 and 1993.................      15

Notes to Financial Statements.....................................   16 to 29

Quarterly Data and Market Price Information.......................      30

The related financial statement schedules are included under Part IV, Item 14 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     BUSINESS  ENVIRONMENT  AND  OUTLOOK  Approximately  80%  of  the  Company's
revenues are derived from services and products delivered to the energy industry. The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations as a whole.
     The energy industry. The energy industry has experienced declining selling prices per barrel of oil equivalent, adjusted for inflation, during the past ten years. Per barrel costs of finding, developing and producing hydrocarbons have also declined. This is the result of several factors. Energy companies have restructured to reduce costs. Technological advances such as horizontal drilling, geosteering, logging while drilling, multi-lateral completions, 3-D seismic and coiled tubing applications are decreasing costs, improving well productivity and optimizing the ultimate recovery of hydrocarbon reserves. In addition, there is a trend toward incentive contracts between energy companies and their suppliers, alliances, contracts to produce, outsourcing arrangements and integrated solution approaches in order to reduce costs and share risks and gains from efficiencies. Although in early stages of development, the Company expects that the integrated solutions approach will be a major future growth area. The current outlook based upon published sources is that demand for oil and natural gas will increase with economic growth and that prices for oil and natural gas will be stable near term and increase moderately longer term. One major uncertainty is the potential negative impact on oil prices should Iraq reenter the market. Significant market areas with increasing exploration and development activities include international and the Gulf of Mexico.
     Services to the energy industry. The operations of the Company devoted to the energy industry are impacted by changes in oil and natural gas development activities in major producing areas throughout the world. These activities are sensitive to government actions in major producing countries, oil and natural gas prices and capital spending for hydrocarbon exploration, development, production, processing and pipeline delivery networks. In response to customer efforts to reduce costs and increase production, the Company has reorganized its operations to reduce its overall service and product delivery costs through increased productivity and cost efficiencies. The Company has the capability to provide a wide range of services needed to operate an existing oil and natural gas field or a new field and to handle all phases of bringing energy to market, including drilling and completing wells, building pipelines and other means of transportation and building refineries. The Company provides project management, development planning, well construction, production enhancement and production maintenance services to the energy industry through its Energy Services and Engineering and Construction Services segments. Based upon the outlook for the energy industry, the Company expects revenue growth in 1996 with some improvement in operating margins.
     Other industries served. The remaining 20% of the Company's revenues are derived from engineering, construction, maintenance, environmental services and logistical support services to governmental and industrial customers worldwide. According to published sources, these markets are expected to grow 15% to 20% in 1996. These markets are sensitive to changes in the economies of the world, government actions in the major economies and capital spending by industries and governments throughout the world.
     The Company's outlook. The Company's outlook could be negatively impacted by any of the factors noted above including significant changes in oil and gas prices, world economic and political conditions, and new or modified embargoes against oil and gas producing countries such as Iran, Iraq, Libya and Nigeria.

RESULTS OF OPERATIONS
     Revenues in 1995 were $5,698.7 million, an increase of 3% over 1994 revenues of $5,510.2 million but a 6% decrease from 1993 revenues of $6,094.1 million. Excluding the revenues of businesses sold in 1994, revenues in 1995 increased by 5% over 1994 revenues and by 1% over 1993 revenues. Approximately 51% of the Company's consolidated revenues were derived from international activities in 1995 compared to 45% in 1994 and 43% in 1993. Consolidated international revenues increased 17% in 1995 over 1994 and 19% over 1993. Energy Services 1995 revenues increased by 4% to $2,623.4 million in 1995 compared to 1994 but declined by 11% from 1993 revenues. Excluding the revenues of businesses sold in 1994, Energy Services 1995 revenues increased by 7% over 1994 and 6% over 1993 primarily due to higher international activity levels, partially offset by a decline in the United States. Energy Services revenues per rotary rig, excluding the revenues of businesses sold in 1994, were up by 11% in 1995 over 1994 and up by 6% over 1993. The increases in revenues per rotary rig were accomplished at the same time the rotary rig count declined by 3% in 1995 compared to 1994 and was the same as 1993. International revenues per rotary rig increased 15% in 1995 over 1994 and 10% over 1993. United States revenues per rotary rig increased 5% in 1995 over 1994 but was down about 1% from 1993. Engineering and Construction Services 1995 revenues increased by 3% to $3,075.3 million in 1995 compared to 1994, but decreased by 2% compared to 1993.

     Operating income was $383.2 million in 1995 compared to $236.1 million in 1994 and an operating loss of $91.5 million in 1993. Excluding the special items and businesses sold in 1994 as described below, 1995 operating income increased by 54% over 1994 operating income of $248.4 million and by 68% over 1993 operating income of $227.7 million. Approximately 63% of the Company's consolidated operating income was derived from international activities in 1995 compared to 46% in 1994 and 60% in 1993. Consolidated international operating margins were 8% in 1995 compared to 5% in 1994 and 6% in 1993. Energy Services operating income in 1995 was $313.7 million, compared to $191.8 million in 1994 and a loss of $148.4 million in 1993. Excluding the special items and businesses sold in 1994 as described below, operating income in 1995 increased 54% over 1994 and 84% over 1993. Operating income increased in all geographic regions worldwide. Operating margins during 1995, 1994 and 1993 were 12%, 8% and 7%, respectively. The increase in 1995 margins was due to lower indirect costs and international revenue growth. Lower margins in 1994 were due primarily to decreased activities in the North Sea, Middle East and Asia Pacific, market disturbances in Nigeria and Yemen, unsettled economic, political and business conditions in the CIS and pricing pressures in the United States. Engineering and Construction Services operating income in 1995 increased 53% over 1994 and 31% over 1993 to $103.0 million. The increase in 1995 operating income is primarily due to improved performance in international marine construction activities and petrochemical engineering and construction activities in the Middle East. Operating income in 1994 includes a $5.0 million gain on the sale of an environmental remediation subsidiary.

                                                                1994                          1993
                                                ------------------------------  ------------------------------
                                                                       Energy                          Energy
Millions of dollars                               Consolidated        Services    Consolidated        Services
                                                --------------  --------------  --------------  --------------
Operating income before special items
  and businesses sold in 1994                   $        248.4  $        204.1  $        227.7  $        170.8
Businesses sold in 1994                                   30.3            30.3             2.6             2.6
                                                --------------  --------------  --------------  --------------
                                                         278.7           234.4           230.3           173.4
Employee severance costs                                 (42.6)          (42.6)          (20.0)          (20.0)
Loss on sale of geophysical business                         -               -          (301.8)         (301.8)
                                                --------------  --------------  --------------  --------------
Operating income (loss)                         $        236.1  $        191.8  $        (91.5) $       (148.4)
                                                ==============  ==============  ==============  ==============

     Businesses sold in 1994 were the geophysical products and services business, natural gas compression business and the workover platform business.
     Special items recognized in 1994 and 1993 are as follows: In 1994, the Company sold its natural gas compression business and recognized a $102.0 million gain in other nonoperating income ($64.3 million net of income taxes). In addition, the Company recognized a $42.6 million charge against Energy Services operating income ($27.7 million net of income taxes) to recognize severance costs for the termination of about 2,700 employees. The terminations mostly impacted middle and senior management levels and various product line support and general and administrative employees. In 1993, the Company recognized a $301.8 million charge against Energy Services operating income ($263.8 million net of income taxes) to reflect the net realizable value of the Company's geophysical operations which were disposed of in January 1994. The Company also provided a $20.0 million charge in 1993 ($13.0 million net of income taxes) related to Energy Services non-geophysical employee severance costs. The provision for income taxes in 1993 was reduced by $40.4 million due to a settlement with the Internal Revenue Service relating to tax assessments for the 1980 - 1987 years and also reduced by $6.4 million due to changes in Federal income tax laws. See Note 5 to the financial statements.
     Interest income increased in 1995 to $27.8 million from $16.1 million in 1994 and $14.0 million in 1993 due primarily to higher levels of invested cash.
     Foreign currency gains (losses) netted to a gain of $1.5 million in 1995 compared to losses of $16.0 million in 1994 and $20.8 million in 1993. Included in the 1995 results were gains from devaluations of the Nigerian Naira and the Venezuelan Bolivar offset by losses in other currencies, particularly the Mexican Peso. Losses in 1994 and 1993 related primarily to Brazil and Venezuela. Losses in 1993 also included losses from certain African currency exposures. The Company routinely hedges its exposures to currency fluctuations using simple currency derivative instruments. See Note 11 to the financial statements for a description of such exposures and derivative instruments.
     Provision for income taxes was higher in 1995 than in 1994 and 1993 due to increased income. The effective income tax rates, excluding the businesses sold in 1994 and the special items outlined above, declined to 36% in 1995 from 42% in 1994 and 47% in 1993. The declines in the effective income tax rate were due primarily to the decrease in losses not currently benefited and increased realization of available net operating losses.

Millions of dollars                                                    1994         1993
                                                                    -------      -------
Income from continuing operations before special items
  and businesses sold in 1994                                       $ 116.0      $  95.0
Businesses sold in 1994                                                19.7         (5.5)
                                                                    -------      -------
                                                                      135.7         89.5
Gain on sale of natural gas compression business                       64.3            -
Employee severance costs                                              (27.7)       (13.0)
Loss on sale of geophysical business                                      -       (263.8)
Internal Revenue Service settlement                                       -         40.4
Change in Federal income tax laws                                         -          6.4
                                                                    -------      -------
Income (loss) from continuing operations                            $ 172.3      $(140.5)
                                                                    =======      =======

     DISCONTINUED OPERATIONS consists of the Company's Insurance Services Group. The Company declared a dividend on December 26, 1995 and subsequently distributed its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), to its shareholders in a tax-free spin-off on January 23, 1996. The operations of the Insurance Services Group have been classified as discontinued operations. During 1995, HIGI increased its reserves for claim losses and related expenses and provisions for certain legal matters which together with certain other provisions associated with the Company's complete exit from the insurance industry resulted in a $67.2 million charge against net earnings. See Note 14 to the financial statements for further information.

LIQUIDITY AND CAPITAL RESOURCES
     The Company ended the year 1995 with cash and equivalents of $174.9 million compared with $375.3 million in 1994 and $7.5 million in 1993. The decrease in cash and equivalents is primarily due to the prepayment of debt of $432.7 million, partially offset by increased cash flows from operating activities. The Company's cash return on gross invested capital, consistent with the Company's Cash Value Added performance measurement, adopted in 1994, was 13% in 1995 compared to 9% in 1994 and 5% in 1993. This is due to improved operating cash flows, dispositions of businesses and unproductive assets, the prepayment of debt and the spin-off of HIGI.
     CASH FLOWS FROM OPERATING ACTIVITIES were $632.0 million in 1995 compared to $415.4 million in 1994 and $269.6 million in 1993. The increases are attributable primarily to increased income and, in 1995, reductions in working capital.
     CASH FLOWS FROM INVESTING ACTIVITIES used $238.3 million in 1995 compared to $210.9 million in cash provided in 1994 and $323.4 million of cash used in 1993. Capital expenditures increased in 1995 by 24% over 1994 and 18% over 1993 mostly representing investments in new technologies such as logging while drilling and multi-lateral completions. The Company's capital expenditures are expected to continue to increase in 1996 as new technologies will continue to be developed and deployed. In 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million and its natural gas compression business for $205.0 million.
     CASH FLOWS USED FOR FINANCING ACTIVITIES were $591.3 million in 1995 compared to $252.7 million in 1994 and $81.0 million in 1993. The increase in outflows is due to higher payments of long-term indebtedness. In 1995, the entire outstanding principal amounts of the zero coupon convertible subordinated debentures of $390.7 million and the $42.0 million term loan were redeemed with available cash resources. See Note 6 to the financial statements. In 1994, the Company redeemed the remaining $23.8 million of its 10.2% debentures and made $48.8 million in installments on the $73.8 million note issued by the Company to the buyer of the geophysical business. In 1993, the Company redeemed $56.5 million principal amount of its debentures. Total debt was 11%, 26% and 27% of total capitalization at the end of 1995, 1994 and 1993, respectively. The Company has the ability to borrow additional short-term and long-term funds if necessary. See Note 6 to the financial statements regarding the Company's various short-term lines of credit. In 1993, in connection with the acquisition of the drilling systems business, the Company issued 6,857,000 shares of Common Stock previously held as treasury stock valued at approximately $247 million.

ENVIRONMENTAL MATTERS
     The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 10 to the financial statements for additional information on the one site.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Halliburton Company is responsible for the preparation and integrity of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board.
     The Company maintains a system of internal control over financial reporting, which is intended to provide reasonable assurance to the Company's management and board of directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures including codes of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may change over time.
     The Company assessed its internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 1995, its system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY




by  (Dick Cheney)                              by  (David J. Lesar)
     Dick Cheney                                    David J. Lesar
     Chairman of the Board, President               Executive Vice President
     and Chief Executive Officer                    and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Shareholders and Board of Directors,
Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Halliburton
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Dallas, Texas
  January 23, 1996

Consolidated Statements of Income
Years ended December 31
Millions of dollars and shares except per share data                     1995         1994         1993
                                                                    -----------  -----------  -----------
Revenues
  Energy services                                                   $   2,623.4  $   2,514.0  $   2,953.4
  Engineering  and construction services                                3,075.3      2,996.2      3,140.7
                                                                    -----------  -----------  -----------
      Total revenues                                                $   5,698.7  $   5,510.2  $   6,094.1
                                                                    ===========  ===========  ===========

Operating income (loss)
  Energy services                                                   $     313.7  $     191.8  $    (148.4)
  Engineering and construction services                                   103.0         67.2         78.9
  General corporate                                                       (33.5)       (22.9)       (22.0)
                                                                    -----------  -----------  -----------
    Total operating income (loss)                                         383.2        236.1        (91.5)

Interest expense                                                          (46.2)       (47.1)       (50.1)
Interest income                                                            27.8         16.1         14.0
Foreign currency gains (losses)                                             1.5        (16.0)       (20.8)
Gain on sale of compression services                                          -        102.0            -
Other nonoperating income, net                                              0.3          0.4          0.7
                                                                    -----------  -----------  -----------
Income (loss) from continuing operations before income taxes and
 minority interests                                                       366.6        291.5       (147.7)
(Provision) benefit for income taxes                                     (131.9)      (119.0)         5.7
Minority interest in net (income) loss of consolidated subsidiaries        (0.9)        (0.2)         1.5
                                                                    -----------  -----------  -----------
Income (loss) from continuing operations                                  233.8        172.3       (140.5)
Income (loss) from discontinued operations                                (65.5)         5.5        (20.5)
                                                                    -----------  -----------  -----------
Net income (loss)                                                   $     168.3  $     177.8  $    (161.0)
                                                                    ===========  ===========  ===========

Income (loss) per share
    Continuing operations                                           $       2.04 $       1.51 $      (1.25)
    Discontinued operations                                                (0.57)        0.05        (0.18)
    Net income (loss)                                                       1.47         1.56        (1.43)
    Average common shares outstanding                                      114.5        114.2        112.5

See notes to financial statements.

Consolidated Balance Sheets
December 31
Millions of dollars and shares                                                           1995          1994
                                                                                    ------------    ----------
                                       Assets
Current assets:
  Cash and equivalents                                                              $      174.9    $    375.3
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $36.4 and $34.8)      1,157.3       1,101.8
    Unbilled work on uncompleted contracts                                                 233.7         173.4
    Refundable Federal income taxes                                                            -          13.4
                                                                                    ------------    ----------
     Total receivables                                                                   1,391.0       1,288.6
  Inventories                                                                              251.5         268.9
  Deferred income taxes                                                                    137.5          64.7
  Other current assets                                                                      95.0         121.5
                                                                                    ------------    ----------
    Total current assets                                                                 2,049.9       2,119.0

  Property, plant and equipment:
    At cost                                                                              3,337.0       3,409.7
    Less accumulated depreciation                                                        2,225.8       2,334.9
                                                                                    ------------    ----------
      Net property, plant and equipment                                                  1,111.2       1,074.8
  Equity in and advances to related companies                                              115.4          94.6
  Excess of cost over net assets acquired (net of accumulated amortization
     of $31.8 and $37.4)                                                                   207.5         213.3
  Deferred income taxes                                                                      5.6          55.8
  Net assets of discontinued operations                                                        -         286.6
  Other assets                                                                             157.0         161.3
                                                                                    ------------    ----------
     Total assets                                                                   $    3,646.6    $  4,005.4
                                                                                    ============    ==========

                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable                                                          $        4.8    $     30.7
  Current maturities of long-term debt                                                       5.2          20.1
  Accounts payable                                                                         357.3         242.2
  Accrued employee compensation and benefits                                               151.8         159.4
  Advance billings on uncompleted contracts                                                301.8         163.3
  Income taxes payable                                                                      95.8          46.7
  Other current liabilities                                                                239.4         188.9
                                                                                    ------------    ----------
    Total current liabilities                                                            1,156.1         851.3

Long-term debt                                                                             200.0         623.0
Employee compensation and benefits                                                         262.8         242.3
Other liabilities                                                                          277.9         346.6
                                                                                    ------------    ----------
    Total liabilities                                                                    1,896.8       2,063.2
                                                                                    ------------    ----------

Shareholders' equity:
  Common stock, par value $2.50 per share- authorized 200.0 shares,                        297.6         297.7
     issued 119.1 shares
  Paid-in capital in excess of par value                                                   199.4         201.7
  Cumulative translation adjustment                                                        (28.0)        (23.1)
  Retained earnings                                                                      1,431.4       1,629.7
                                                                                    ------------    ----------
                                                                                         1,900.4       2,106.0
  Less 4.6 and 5.0 shares treasury stock, at cost                                          150.6         163.8
                                                                                    ------------    ----------
     Total shareholders' equity                                                          1,749.8       1,942.2
                                                                                    ------------    ----------
     Total liabilities and shareholders' equity                                     $    3,646.6    $  4,005.4
                                                                                    ============    ==========

See notes to financial statements.

Consolidated Statements of Cash Flows
Years ended December 31
Millions of dollars                                                                     1995       1994       1993
                                                                                    ---------  ----------  --------
Cash flows from operating activities
   Net income (loss)                                                                $   168.3  $    177.8  $ (161.0)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                     244.1       260.2     450.4
      Provision (benefit) for deferred income taxes                                      47.9        86.0     (17.5)
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                           (20.5)       (0.6)      4.7
      Appreciation of zero coupon bonds                                                  15.0        21.6      20.3
      Gain on sale of compression services                                                  -      (102.0)        -
      Net (income) loss from discontinued operations                                     65.5        (5.5)     20.5
      Other non-cash items                                                              (11.5)      (19.2)     15.1
      Other changes, net of non-cash items:
        Receivables                                                                     (83.8)      100.7     (55.6)
        Inventories                                                                      17.7        92.0       1.9
        Accounts payable                                                                 69.9       (54.4)   (109.1)
        Other working capital, net                                                      189.2       (78.0)   (169.1)
        Other, net                                                                      (69.8)      (63.2)    269.0
                                                                                    ---------  ----------  --------
   Total cash flows from operating activities                                           632.0       415.4     269.6
                                                                                    ---------  ----------  --------
Cash flows from investing activities
   Capital expenditures                                                                (288.7)     (233.7)   (245.3)
   Sales of property, plant and equipment                                                36.0        65.4      29.7
   Acquisitions of businesses, net of cash acquired                                      (1.4)      (10.7)    (27.9)
   Dispositions of businesses, net of cash disposed                                      25.9       400.2       1.2
   Other investing activities                                                           (10.1)      (10.3)    (81.1)
                                                                                    ---------  ----------  --------
   Total cash flows from investing activities                                          (238.3)      210.9    (323.4)
                                                                                    ---------  ----------  --------
Cash flows from financing activities
   Net  payments on long-term borrowings                                               (452.9)      (72.9)    (57.0)
   Net borrowings (payments) of short-term debt                                         (27.0)      (65.3)     91.3
   Payments of dividends to shareholders                                               (114.3)     (114.0)   (112.2)
   Other financing activities                                                             2.9        (0.5)     (3.1)
                                                                                    ---------  ----------  --------
   Total cash flows from financing activities                                          (591.3)     (252.7)    (81.0)
                                                                                    ---------  ----------  --------
Effect of exchange rate changes on cash                                                  (2.8)       (5.8)     (4.1)
                                                                                    ---------  ----------  --------
Increase (decrease) in cash and equivalents                                            (200.4)      367.8    (138.9)
Cash and equivalents at beginning of year                                               375.3         7.5     146.4
                                                                                    ---------  ----------  --------
Cash and equivalents at end of year                                                 $   174.9  $    375.3  $    7.5
                                                                                    =========  ==========  ========

Supplemental  disclosure of cash flow information
  Cash payments (refunds) during the period for:
     Interest                                                                       $    25.3 $      29.1  $   31.2
     Income taxes                                                                        28.0       (18.5)     56.7

  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions of business                                $       - $         -  $   20.8
     Liabilities disposed of in dispositions of businesses                               14.6        69.9       3.8

See notes to financial statements.

Consolidated Statements of Shareholders' Equity
Years ended December 31
Millions of dollars except share data                                   1995          1994          1993
                                                                    -----------   -----------   -----------
Common stock (number of shares):
   Balance at beginning of year                                     119,086,591   119,207,996   119,251,366
   Shares forfeited under restricted stock plans, net                   (33,812)     (121,405)      (43,370)
                                                                    -----------   -----------   -----------
   Balance at end of year                                           119,052,779   119,086,591   119,207,996
                                                                    ===========   ===========   ===========

Common stock (dollars):
   Balance at beginning of year                                     $     297.7   $     298.0   $     298.1
   Shares forfeited under restricted stock plans, net                      (0.1)         (0.3)         (0.1)
                                                                    -----------   -----------   -----------
   Balance at end of year                                           $     297.6   $     297.7   $     298.0
                                                                    ===========   ===========   ===========

Paid-in capital in excess of par value:
   Balance at beginning of year                                     $     201.7   $     199.8   $     138.8
   Shares issued (forfeited) under restricted stock plans, net             (2.3)          1.9           5.2
   Shares issued for the acquisition of drilling systems business             -             -          55.8
                                                                    -----------   -----------   -----------
   Balance at end of year                                           $     199.4   $     201.7   $     199.8
                                                                    ===========   ===========   ===========

Cumulative translation adjustment:
   Balance at beginning of year                                     $     (23.1)  $     (24.8)  $     (15.6)
   Sale of geophysical business                                               -          (2.1)            -
   Other changes net of tax of $(.5) in 1995, $1.1
      in 1994 and $3.6 in 1993                                             (4.9)          3.8          (9.2)
                                                                    -----------   -----------   -----------
   Balance at end of year                                           $     (28.0)  $     (23.1)  $     (24.8)
                                                                    ===========   ===========   ===========

Retained earnings:
   Balance at beginning of year                                     $   1,629.7   $   1,582.8   $   1,848.5
   Net income (loss)                                                      168.3         177.8        (161.0)
   Net change in unrealized gains (losses) on investments
      held by discontinued operation                                       16.3         (16.9)          7.5
   Spin-off of Highlands Insurance Group, Inc.                           (268.6)            -             -
   Cash dividends paid ($1.00 per share)                                 (114.3)       (114.0)       (112.2)
                                                                    -----------   -----------   -----------
   Balance at end of year                                           $   1,431.4   $   1,629.7   $   1,582.8
                                                                    ===========   ===========   ===========

Treasury stock (number of shares):
   Balance at beginning of year                                       4,989,513     5,119,298    12,118,663
   Shares issued  under restricted stock plans, net                    (449,682)     (171,150)     (249,400)
   Purchase of common stock                                              37,802        41,365       107,035
   Shares issued for the acquisition of drilling systems business             -             -    (6,857,000)
                                                                    -----------   -----------   -----------
   Balance at end of year                                             4,577,633     4,989,513     5,119,298
                                                                    ===========   ===========   ===========

Treasury stock (dollars):
   Balance at beginning of year                                     $     163.8   $     168.1   $     362.5
   Shares issued  under restricted stock plans, net                       (14.6)         (5.6)         (6.2)
   Purchase of common stock                                                 1.4           1.3           3.0
   Shares issued for the acquisition of drilling systems business             -             -        (191.2)
                                                                    -----------   -----------   -----------
   Balance at end of year                                           $     150.6   $     163.8   $     168.1
                                                                    ===========   ===========   ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note  1. Significant Accounting Policies
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20% ownership and does not have management control are accounted for on the equity method. In connection with the discontinuance of the Company's insurance segment, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with current year presentation.
     Revenues and Income Recognition. The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall business intent of the particular business operation. Revenues from construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. All known or anticipated losses on any contracts are provided for currently. Claims for additional compensation are recognized during the period such claims are resolved.
     Research and Development. Research and development expenses are charged to income as incurred. Such charges were $88.5 million in 1995, $109.5 million in 1994 and $126.5 million in 1993. In addition, the Company capitalized software development costs related primarily to integrated information technologies and project management of $3.9 million in 1995, $6.4 million in 1994 and $39.8 million in 1993.
     Income Per Share. Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.
     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Receivables. The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1995 include $22.3 million ($30.1 million at December 31, 1994) due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon future deliveries or completion of such contracts. Of the December 31, 1995 amount, approximately $17.8 million is expected to be collected during 1996 and the remainder is due in subsequent years. Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month.
     Inventories. Inventories are stated at cost which is not in excess of market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. About one-third of all sales items (including related work in process and raw materials) are valued on a last-in, first-out (LIFO) basis. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
     Depreciation, Amortization and Maintenance. Depreciation and amortization for financial reporting purposes is provided primarily on the straight-line method over the estimated useful lives of the assets not exceeding 40 years. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is recognized. In the event that facts and circumstances indicate that assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.
     Income Taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
     Derivative Instruments. The Company enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates, interest rates, security prices, or commodity prices. The Company does not enter into derivative transactions for speculative purposes. Hedges of derivative financial transactions are generally carried at fair value with the resulting gains and losses reflected in the results of operations.

     Foreign Currency Translation. Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' Equity section titled "Cumulative translation adjustment".

Note 2.  Inventories
     About one-third of all sales items (including related work in process and raw materials) are valued using the LIFO method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $18.3 million and $21.9 million higher than reported at December 31, 1995 and 1994, respectively.

Millions of dollars      1995      1994
                      ---------  --------
Sales items           $    85.2  $   97.2
Supplies and parts        121.7     128.8
Work in process            27.1      23.9
Raw materials              17.5      19.0
                      ---------  --------
          Total       $   251.5  $  268.9
                      =========  ========


Note 3. Property, Plant and Equipment

Millions of dollars                      1995       1994
                                      ---------  ---------
Land                                  $    56.6  $    50.1
Buildings and property improvements       534.4      546.3
Machinery and equipment                 2,560.1    2,606.6
Other                                     185.9      206.7
                                      ---------  ---------
          Total                       $ 3,337.0  $ 3,409.7
                                      =========  =========

Note 4.  Related Companies
     The Company conducts some of its operations through various joint venture and other partnership forms which are principally accounted for using the equity method. Included in the Company's revenues for 1995, 1994 and 1993 are equity in income of related companies of $88.4 million, $93.0 million and $76.3 million, respectively. When the Company sells or transfers assets to an affiliated company that is accounted for using the equity method and the affiliated company records the assets at fair value, the excess of the fair value of the assets over the Company's net book value is deferred and amortized over the expected lives of the assets. Deferred gains included in the Company's other liabilities were $10.1 million and $19.4 million at December 31, 1995 and 1994, respectively. Summarized financial statements for European Marine Contractors, Limited, a 50% owned company which specializes in engineering, procurement and construction of marine pipelines, and for the remaining combined jointly owned operations which are not consolidated are as follows:

COMBINED OPERATING RESULTS
Millions of dollars                 1995       1994       1993
                                 ----------  ---------  ---------
                                   European Marine Contractors
Revenues                         $    361.8  $   439.3  $   296.1
                                 ==========  =========  =========
Operating income                 $    106.9  $   142.4  $    85.4
                                 ==========  =========  =========
Net income                       $     72.6  $    94.4  $    57.8
                                 ==========  =========  =========

                                          Other Affiliates
Revenues                         $  1,767.2  $ 1,542.2  $ 1,476.4
                                 ==========  =========  =========
Operating income                 $     92.9  $    81.3  $    64.9
                                 ==========  =========  =========
Net income                       $     63.0  $    66.2  $    49.9
                                 ==========  =========  =========

COMBINED FINANCIAL POSITION
Millions of dollars                 1995       1994
                                 ---------  ---------
                                    European Marine
                                     Contractors
Current assets                   $   238.4  $   272.1
Noncurrent assets                     40.6       58.5
                                 ---------  ---------
   Total                         $   279.0  $   330.6
                                 =========  =========

Current liabilities              $   182.1  $   233.3
Noncurrent liabilities                18.1       13.9
Shareholders' equity                  78.8       83.4
                                 ---------  ---------
   Total                         $   279.0  $   330.6
                                 =========  =========

                                     Other Affiliates
Current assets                   $   752.5  $   725.0
Noncurrent assets                    476.1      378.5
                                 ---------  ---------
   Total                         $ 1,228.6  $ 1,103.5
                                 =========  =========

Current liabilities              $   418.4  $   230.1
Noncurrent liabilities               403.7      509.1
Shareholders' equity                 406.5      364.3
                                 ---------  ---------
   Total                         $ 1,228.6  $ 1,103.5
                                 =========  =========

Note 5.  Income Taxes
     The components of the (provision) benefit for income taxes are:

Millions of dollars         1995        1994        1993
                        ---------   ---------   ---------
Current income taxes
    Federal             $       -   $    12.4   $    55.8
    Foreign                 (78.9)      (43.5)      (61.5)
    State                    (5.1)       (1.9)       (6.1)
                        ---------   ---------   ---------
         Total              (84.0)      (33.0)      (11.8)
                        ---------   ---------   ---------
Deferred income taxes
    Federal                 (13.4)      (55.3)       27.1
    Foreign and state       (34.5)      (30.7)       (9.6)
                        ---------   ---------   ---------
         Total              (47.9)      (86.0)       17.5
                        ---------   ---------   ---------
    Total               $  (131.9)  $  (119.0)  $     5.7
                        =========   =========   =========

     Included in deferred income taxes are foreign tax credits of $31.6 million in 1995 and $18.4 million in 1994. The U.S. and foreign components of income
(loss) from continuing operations before income taxes and minority interests are as follows:

Millions of dollars      1995      1994      1993
                      --------- --------- ---------
U.S.                  $   216.7 $   192.8 $  (138.8)
Foreign                   149.9      98.7      (8.9)
                      --------- --------- ---------
    Total             $   366.6 $   291.5 $  (147.7)
                      ========= ========= =========

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                 1995      1994
                                                 --------- ---------
Gross deferred tax assets
      Net operating loss carryforwards           $    89.2 $    48.7
      Construction contract accounting methods        88.9      34.4
      Employee benefit plans                          85.6      84.0
      Accrued liabilities                             54.7      53.6
      Intercompany profit                             26.8      41.1
      Insurance accruals                              20.9      25.4
      Alternative minimum tax carryforward            15.0       1.5
      Foreign tax credits                             11.5      14.0
      All other                                       57.8      84.9
                                                 --------- ---------
          Total                                      450.4     387.6
                                                 --------- ---------
Gross deferred tax liabilities
      Depreciation and amortization                   68.5      58.5
      Unrepatriated foreign earnings                  33.2      33.2
      Safe harbor leases                              13.0      13.9
      All other                                      121.7     119.2
                                                 --------- ---------
          Total                                      236.4     224.8
                                                 --------- ---------
Valuation allowances
      Net operating loss carryforwards                53.2      29.3
      All other                                       17.7      13.0
                                                 --------- ---------
          Total                                       70.9      42.3
                                                 --------- ---------
Net deferred income tax asset                    $   143.1 $   120.5
                                                 ========= =========

     The Company has foreign tax credits which expire in 2000 of $11.5 million. The Company has net operating loss carryforwards which expire as follows: 1996, $11.5 million; 1997, $19.3 million; 1998, $27.0 million; 1999, $30.2 million;
2000 through 2010, $108.7 million; and indefinite, $64.6 million. Reconciliations between the actual benefit (provision) for income taxes and that computed by applying the U.S. statutory rate to income or loss from continuing operations before income taxes and minority interests are as follows:

Millions of dollars                        1995       1994       1993
                                        ---------  ---------  ---------
Benefit (provision) computed at
    statutory rate                      $  (128.3) $  (102.0) $    51.7
Reductions (increases) in taxes
    resulting from:
    Tax differentials on
        foreign earnings                    (36.4)     (18.1)     (35.8)
    State income taxes, net of
        Federal income tax benefit           (5.1)      (1.9)      (6.1)
    Loss on sale of geophysical
        operations                              -          -      (66.5)
    Net operating losses                     46.6        0.4        9.1
    Federal income tax refund                   -          -       40.4
    Change in Federal income tax laws           -          -        6.4
    Other items, net                         (8.7)       2.6        6.5
                                        ---------  ---------   --------
        Total                           $  (131.9) $  (119.0) $     5.7
                                        =========  =========   ========

     The Company has received statutory notices of deficiency for the 1989, 1990 and 1991 tax years from the Internal Revenue Service (IRS) of $51.8 million, $92.9 million and $16.8 million, respectively, excluding any penalties or interest. The Company believes it has meritorious defenses and does not expect that any liability resulting from the 1989, 1990 or 1991 tax years will result in a material adverse effect on its results of operations or financial position. In 1993, the Company reached a settlement with the IRS for the 1980-1987 taxable years. As a result of the settlement, as well as significant prepayments of taxes in prior years, the Company received a refund and net income was increased by $40.4 million in 1993.

Note 6. Lines of Credit and Long-Term Debt

Millions of dollars                                  1995      1994
                                                  --------- ---------

8.75% debentures due February 15, 2021            $   200.0 $   200.0
Zero coupon convertible subordinated debentures           -     375.7
Term loan at LIBOR plus .45%                              -      42.0
Other notes with varying interest rates                 5.2      25.4
                                                  --------- ---------
                                                      205.2     643.1
Less current portion                                    5.2      20.1
                                                  --------- ---------
    Total                                         $   200.0 $   623.0
                                                  ========= =========

     The Company has short-term lines of credit totaling $125.0 million with several U.S. banks. No borrowings were outstanding at December 31, 1995 under these credit facilities. At December 31, 1995, $4.8 million of other short-term debt was outstanding. The Company's 8.75% debentures due February 15, 2021 do not have sinking fund requirements and are not redeemable prior to maturity. In September 1995, the Company redeemed all of the zero coupon convertible subordinated debentures due March 13, 2006 for $390.7 million in cash, which represents the original issue price plus accrued original issue discount to the redemption date. In addition, in December 1995, the Company redeemed all of the $42.0 million term loan. The remaining $23.8 million of the 10.2% sinking fund debentures were redeemed in 1994. Long-term debt of $5.2 million matures during 1996 and there are no maturities due for the succeeding four years.

Note 7.  Common Stock
     The Company's 1993 Stock and Long-Term Incentive Plan (1993 Plan) provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan, 5.5 million shares of the Company's Common Stock were reserved for issuance to key employees. At December 31, 1995,
2.0 million shares were available for future grants. Stock option transactions are summarized as follows:

                                                        Exercise       Weighted Average
                                        Number of       Price per       Exercise Price
                                          Shares          Share           Per Share
                                        ---------    ---------------   ----------------
Granted during 1993                       698,500    $30.50 - $40.25         35.06
1994:
  Granted                               1,039,000    $30.88 - $33.13         32.36
  Forfeited                               (39,000)        $30.50             30.50
                                        ---------
Outstanding at December 31, 1994        1,698,500                            33.52
                                        ---------
1995:
  Granted                               1,356,500     $36.25 - $50.63        42.39
  Exercised                              (130,082)    $30.50 - $40.25        32.02
  Forfeited                               (41,667)    $30.88 - $40.25        35.16
                                        ---------
Outstanding at December 31, 1995        2,883,251                            37.74
                                        =========

     All stock options are granted at fair market value of the Common Stock at the grant date. The weighted average fair value of the stock options granted during 1995 was $13.20. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995: risk-free interest rate of 6.22%; expected dividend yield of 2.38%; expected life of five years; and expected volatility of 32.11%. Stock options generally expire ten years from the grant date or three years after date of retirement, if earlier. Stock options vest over a three year period, with one-third of the shares becoming exercisable on each of the first three anniversaries of the grant date. The outstanding stock options at December 31, 1995 have a weighted average contractual life of 8.92 years. The number of stock option shares exercisable at December 31, 1995 was 745,744. These stock options have a weighted average exercise price of $34.31 per share.
     The Company accounts for the 1993 Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the 1993 Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma net income and earnings per share for 1995 would have been $164.5 million and $1.44, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
     Restricted shares awarded under the 1993 Plan for 1995, 1994 and 1993 were 206,350, 80,600 and 107,000, respectively. The shares awarded are net of forfeitures of 4,900 and 5,000 shares in 1995 and 1994, respectively. The weighted average fair market value per share at the date of grant of shares granted in 1995 was $40.88. The Company's Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan) allows for each non-employee director to receive an annual award of 200 restricted shares of Common Stock as a part of compensation. The Company reserved 50,000 shares of Common Stock for issuance to non-employee directors. The Company issued 1,600 restricted shares in 1995 and 1,800 restricted shares in both 1994 and 1993 under this plan. The weighted average fair market value per share at the date of grant of shares granted in 1995 was $40.75.
     The  Company's  Employees'   Restricted  Stock  Plan  was  established  for
employees who are not officers, for which 100,000 shares of Common Stock have been reserved. The Company awarded 1,750 and 96,750 restricted shares in 1995 and 1994, respectively, and 900 restricted shares were forfeited in 1995. The weighted average fair market value per share at the date of grant of shares granted in 1995 was $35.00.
     Under the terms of the Company's career executive incentive stock plan, 7.5 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1995, 5.9 million shares (net of 1.0 million shares forfeited) have been issued under the plan. No further grants will be made under the career executive incentive stock plan.
     Restricted shares issued under the 1993 Plan, Restricted Stock Plan, Employees' Restricted Stock Plan and the career executive incentive stock plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. Compensation costs recognized in income for 1995 was $7.0 million. At December 31, 1995, the unamortized amount is $23.9 million.

Note 8.  Series A Junior Participating Preferred Stock
     In 1986, the Company declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of common stock, terms of which were subsequently modified as of February 15, 1990 and December 15, 1995 (the Amended Rights Agreement). Pursuant to the Amended Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, without par value, at an exercise price of $150, subject to certain antidilution adjustments. The Rights do not have any voting rights and are not entitled to dividends.
     The Rights become exercisable in certain limited circumstances involving a potential business combination. Following certain other events after the Rights become exercisable, each Right will entitle its holder to an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before they become exercisable. The Rights expire on December 15, 2005. No event during 1995 made the Rights exercisable.

Note 9.  Business Segment Information
     The Company operates in two segments - Energy Services and Engineering and Construction Services. Energy Services' products and services include drilling systems and services, pressure pumping equipment and services, logging and perforating, specialized completion and production equipment and services, and well control. Engineering and Construction Services provides engineering, construction, project management, facilities operation and maintenance, and environmental services for industrial and governmental customers.
     The Company's equity in income or losses of related companies is included in revenues and operating income of each applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial. Sales between geographic areas and export sales are also immaterial. General and administrative expenses were $157.8 million, $182.0 million and $195.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation and amortization expenses were increased in 1993 by the loss for the sale of the geophysical business in 1994 discussed in Note 13 by $128.9 million. General corporate assets are primarily comprised of cash and equivalents and certain other investments.

OPERATIONS BY BUSINESS SEGMENT
Years ended December 31
Millions of dollars                          1995      1994      1993
                                          --------- --------- ---------
Capital expenditures:
  Energy services                         $   232.3 $   188.8 $   197.8
  Engineering and construction services        56.3      44.5      45.9
  General corporate                             0.1       0.4       1.6
                                          --------- --------- ---------
    Total                                 $   288.7 $   233.7 $   245.3
                                          ========= ========= =========

Depreciation and amortization:
  Energy services                         $   189.9 $   204.4 $   395.8
  Engineering and construction services        52.8      53.3      51.6
  General corporate                             1.4       2.5       3.0
                                          --------- --------- ---------
    Total                                 $   244.1 $   260.2 $   450.4
                                          ========= ========= =========

Identifiable assets:
  Energy services                         $ 2,081.4 $ 2,129.1 $ 2,567.6
  Engineering and construction services     1,086.5   1,019.7     936.3
  General corporate                           478.7     570.0     357.4
  Net assets of discontinued operations           -     286.6     278.3
                                          --------- --------- ---------
    Total                                 $ 3,646.6 $ 4,005.4 $ 4,139.6
                                          ========= ========= =========

OPERATIONS BY GEOGRAPHIC AREA
Years ended December 31
Millions of dollars                          1995      1994        1993
                                          --------- ----------  ---------
Revenues:
  United States                           $ 3,109.4 $  3,197.6  $ 3,581.3
  Europe                                    1,093.3      949.4      927.1
  Latin America                               527.0      404.2      377.5
  Other areas                                 969.0      959.0    1,208.2
                                          --------- ----------  ---------
    Total                                 $ 5,698.7 $  5,510.2  $ 6,094.1
                                          ========= ==========  =========

Operating income (loss):
  United States                           $   217.3 $    163.1  $    16.8
  Europe                                        1.0      (12.5)     (26.7)
  Latin America                                64.6       35.8       (2.6)
  Other areas                                 133.8       72.6      (57.0)
  General corporate                           (33.5)     (22.9)     (22.0)
                                          --------- ----------  ---------
    Total                                 $   383.2 $    236.1  $   (91.5)
                                          ========= ==========  =========

Identifiable assets:
  United States                           $ 1,743.7 $  1,629.6  $ 1,885.8
  Europe                                      514.4      569.3      619.8
  Latin America                               276.8      271.9      291.0
  Other areas                                 633.1      678.0      707.3
  General corporate                           478.6      570.0      357.4
  Net assets of discontinued operations           -      286.6      278.3
                                          --------- ----------  ---------
    Total                                 $ 3,646.6 $  4,005.4  $ 4,139.6
                                          ========= ==========  =========

Note 10. Commitments and Contingencies
     Leases. At December 31, 1995, the Company was obligated under noncancelable operating leases, expiring on various dates to 2108, principally for the use of land, offices, equipment and field facilities. Aggregate rentals charged to operations for such leases totaled $70.4 million in 1995, $105.3 million in 1994, and $130.8 million in 1993. Future aggregate rentals on noncancelable operating leases are as follows: 1996, $50.3 million; 1997, $41.8 million; 1998, $31.7 million; 1999, $23.0 million; 2000, $14.0 million; and thereafter, $94.2 million.

     Environmental.  The Company is involved as a potentially  responsible party
(PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until the third quarter of 1996. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
     Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 11.  Financial Instruments and Risk Concentration
     Foreign Exchange Risk. The Company operates in over 100 countries around the world and has exposures to currency fluctuations in approximately 80 foreign currencies. These exposures subject the Company to the risk that the eventual dollar net cash flows from sales to customers and purchases from suppliers could be adversely affected by changes in exchange rates. Some currencies have established markets that facilitate the active exchange of one currency for another (traded currencies), but most currencies are not widely traded and are actively controlled by their respective governments (non-traded currencies). It is the Company's policy to hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing, investing, and the use of currency derivative instruments. Foreign currency transactions for speculative purposes are not permitted.
     Market Risk. As part of the Company's efforts to minimize market risk associated with foreign currency exchange rate volatility, the Company hedges its exposure in traded currencies through the use of currency derivative instruments, specifically, forward exchange contracts and foreign exchange option contracts. Such contracts generally have an expiration date of one year or less. Forward exchange contracts (commitments to buy or sell a specified amount of a foreign currency at a specified price and time) are generally used to hedge identifiable foreign currency commitments. Gains or losses on such contracts are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Foreign exchange option contracts (which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price) are generally used to hedge foreign currency commitments with an indeterminable maturity date. The use of some contracts may limit the Company's ability to benefit from favorable fluctuations in foreign exchange rates. Forward and option contracts associated with foreign currency commitments having indeterminable maturity dates are marked to market monthly with the resulting gains or losses included in current period income. While hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The forward or option contracts utilized are all purchased from a selected group of highly rated banks. None of the forward or option contracts are exchange traded. At December 31, 1995, the Company held foreign currency forward contracts with net notional amounts totaling $12.4 million, in which the Company was the buyer of $3.4 million and the seller of $15.8 million of foreign currencies, and foreign currency option contracts with net notional amounts totaling $54.1 million in which the Company was the buyer of $18.1 million and the seller of $72.2 million of foreign currencies. At December 31, 1994, the Company held foreign currency forward contracts with net notional amounts totaling $11.8 million, in which the Company was the buyer of $5.1 million and the seller of $16.9 million of foreign currencies, and foreign currency option contracts with net notional amounts totaling $12.2 million, in which the Company was the buyer of $26.0 million and the seller of $38.2 million of foreign currencies. The Company actively monitors its foreign currency exposure (net position) and adjusts the amounts hedged as appropriate. The table below summarizes the Company's net assets (liabilities) exposed to currency fluctuations at December 31, 1995, in traded (other than U.S. dollar) and non-traded foreign currencies as well as the net notional amounts of the related hedging contracts held.

                                                    Net Contract/     Net Assets
                                  Net Assets          Notional      (Liabilities)
Millions of dollars              (Liabilities)      Amount Hedged     Not Hedged
                                -------------       -------------    -----------
Traded currencies:
  UK pound sterling              $       10.7       $        27.9    $     (17.2)
  Canadian dollar                         7.9                 9.2           (1.3)
  Norwegian krone                         3.3                 8.8           (5.5)
  Italian lira                            8.8                 7.2            1.6
  Other currencies                       14.5                13.4            1.1
Non-traded currencies                   (32.7)                  -          (32.7)
                                -------------       -------------    -----------
Totals                          $        12.5       $        66.5    $     (54.0)
                                =============       =============    ===========

     Exposures to non-traded currencies are generally not hedged due primarily to lack of available markets or cost considerations. The Company attempts to manage its working capital position to minimize foreign currency commitments in non-traded currencies and recognizes that pricing for the services and products offered in such countries should cover the cost of exchange rate devaluations. The Company has historically incurred transaction losses in non-traded currencies. The risk of loss is primarily due to the magnitude of currency devaluations experienced in those currencies rather than the size of the foreign currency exposures. Net assets subject to currency exposure resulting from the use of functional currencies other than the U.S. dollar in which exchange movements affect shareholders' equity were $143.0 million in 1995.
     Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable. The notional amounts of the Company's foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of the exposure of the Company or of the cash requirements relating to these contracts. The credit exposure of the Company on foreign exchange contracts is represented by the carrying amount of such contracts. Counterparties are selected by the Company based on creditworthiness, which the Company continually monitors, and on the counterparties' ability to perform their obligations under the terms of the transactions. There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to the Company's derivative contracts. The Company does not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings and, as such, considers the credit risk associated with its derivative contracts to be minimal.
     Fair Value of Financial Instruments. The estimated fair value of long-term debt at December 31, 1995 and 1994 was $247.9 million and $626.1 million, respectively, as compared to the carrying amount of $200.0 million and $643.1 million at December 31, 1995 and 1994, respectively. The fair value of long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of short-term financial instruments (cash and equivalents, receivables, and certain other liabilities) as reflected in the consolidated balance sheets approximates fair value due to the short maturities of these instruments. The fair value of currency derivative instruments, which generally approximates the carrying amount, was less than $2.5 million at December 31, 1995 and 1994.

Note 12.  Retirement Plans
     Retirement Plans. The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $94.2 million, $98.0 million and $54.6 million in 1995, 1994 and 1993, respectively. Other pension plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of one or more factors such as age, years of service, or compensation. As a result of the sizable reduction in the number of employees, curtailment gains of $1.3 million and $8.9 million are reflected in the net amortization and deferral component of net periodic pension cost for 1995 and 1994, respectively.

These plans are funded to operate on an actuarially sound basis. Assumed long-term rates of return on plan assets, discount rates in estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. Plan assets are primarily invested in equity and fixed income securities of entities domiciled in the country of the plan's operation. The rates used are as follows:

Percentages                      1995           1994            1993
                             -----------     ----------      ----------
Return on plan assets:
   United States plans              8.5%           8.5%            8.5%
   International plans        6.5% to 9%       7% to 9%              9%
Discount rate:

   United States plans       7% to 7.25%           8.5%            7.5%
   International plans        4% to 8.5%     4% to 8.5%      4% to 8.5%
Compensation increase:
   United States plans                4%             5%           4.25%
   International plans          1% to 6%       1% to 6%        1% to 6%


     The net periodic pension cost for defined benefit plans is as follows:

Millions of dollars                                1995       1994       1993
                                                ---------  ---------  ---------

Service cost - benefits earned during period    $     9.6  $     9.5  $    42.3
Interest cost on projected benefit obligation        27.5       26.6       25.7
Actual return on plan assets                        (46.8)      (8.5)     (78.0)
Net amortization and deferral                        12.7      (26.7)      56.3
                                                ---------  ---------  ---------
  Net periodic pension cost                     $     3.0  $     0.9  $    46.3
                                                =========  =========  =========

     The reconciliation of the funded status for defined benefit plans where assets exceed accumulated benefits is as follows:

Millions of dollars                                  1995       1994
                                                  ---------  ---------
Actuarial present value of benefit obligations:
    Vested                                        $  (300.3) $  (278.2)
                                                  =========  =========
    Accumulated benefit obligation                $  (309.0) $  (285.9)
                                                  =========  =========
    Projected benefit obligation                  $  (345.6) $  (334.3)
Plan assets at fair value                             423.7      371.4
                                                  ---------  ---------
    Funded status                                      78.1       37.1

Unrecognized prior service cost                         5.5        5.4
Unrecognized net gain                                 (81.3)     (57.2)
Unrecognized net transition asset                      (4.5)      (4.7)
                                                  ---------  ---------
  Net pension liability                           $    (2.2) $   (19.4)
                                                  =========  =========

     The reconciliation of the funded status for defined benefit plans where accumulated benefits exceed assets is as follows:

Millions of dollars                                     1995       1994
                                                     ---------  ---------
Actuarial present value of benefit obligations:
    Vested                                           $    (3.4) $    (2.6)
                                                     =========  =========
    Accumulated benefit obligation                   $    (8.1) $    (7.5)
                                                     =========  =========
    Projected benefit obligation                     $    (9.1) $   (10.1)
Plan assets at fair value                                  2.2          -
                                                     ---------  ---------
    Funded status                                         (6.9)     (10.1)

Unrecognized net gain                                     (1.8)      (4.5)
Unrecognized net transition asset                         (1.0)      (1.1)
Adjustment required to recognize minimum liability        (3.4)         -
                                                     ---------  ---------
  Net pension liability                              $   (13.1) $   (15.7)
                                                     =========  =========

     Postretirement Medical Plan. The Company offers a postretirement medical plan to certain employees that qualify for retirement and, on the last day of active employment, are enrolled as participants in the Company's active employee medical plan. The Company's liability is limited to a fixed contribution amount for each participant or dependent. Effective in September 1993, coverage under this plan ceases when the participant reaches age 65. However, those participants aged 65 or over on January 1, 1994, have the option to participate in an expanded prescription drug program in lieu of the medical coverage. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1995, 8% in 1994 and 7% in 1993.

     Net periodic postretirement benefit cost included the following components:

Millions of dollars                                                 1995      1994      1993
                                                                 --------- --------  --------
Service cost - benefits attributed to service during the period  $     0.5 $    0.8  $    0.9
Interest cost on accumulated postretirement benefit obligation         2.1      2.3       3.1
Net amortization and deferral                                         (1.0)    (0.9)     (0.3)
                                                                 --------- --------  --------
Net periodic postretirement cost                                 $     1.6 $    2.2  $    3.7
                                                                 ========= ========  ========

     Non-pension postretirement benefits are funded by the Company when incurred. The Company's postretirement medical plan's funded status reconciled with the amounts included in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994 is as follows:

Millions of dollars                                            1995      1994
                                                            --------- --------
Accumulated postretirement benefit obligation:
   Retirees and related beneficiaries                       $    15.6 $   15.2
   Fully eligible active plan participants                        2.4      5.3
   Other active plan participants not fully eligible              6.7      7.7
                                                            --------- --------
Accumulated postretirement benefit obligation                    24.7     28.2
Unrecognized prior service cost                                   8.3      9.3
Unrecognized gain                                                 7.0      4.4
                                                            --------- --------
Net postretirement liability                                $    40.0 $   41.9
                                                            ========= ========

Note 13.  Acquisitions and Dispositions
     See Note 14 as to the disposition of the Company's insurance segment.
     The Company sold its natural gas compression business unit in November 1994 for $205.0 million in cash. The sale resulted in a pretax gain of $102.0 million, or 56 cents per share after tax. The business unit sold owns and operates a large natural gas compressor rental fleet in the United States and Canada. The compressors are used to assist in the production, transportation and storage of natural gas.
     In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International Inc. for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of reducing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and the closing of duplicate facilities. The Company's notes to Western Atlas are payable over two years at a rate of interest of 4%. An initial installment of $33.8 million was made in February 1994, and quarterly installments of $5.0 million have been made thereafter. The Company recognized a $301.8 million charge ($263.8 million after tax) in 1993 related to the sale of its geophysical business. This charge includes $120.7 million for the write-down to the net realizable value of equipment and other assets; $54.0 million for anticipated operating and contract losses through the dates of disposition or completion; $43.4 million for marine vessel leases and mobilization; $35.1 million for facility leases and closures; $34.4 million for personnel and severance; and $14.2 million for transition costs and other related matters. Services and products provided through the geophysical business include seismic data collection and data processing services for both land and marine seismic exploration activities and manufacturing and sales of seismic equipment. The revenues, operating loss and net loss of the geophysical operations, excluding the charge in 1993, were $404.4 million, $20.1 million, and $20.3 million, respectively.
     In March 1993, the Company acquired the assets of Smith International, Inc.'s Directional Drilling Systems and Services business for 6,857,000 shares of Halliburton Company Common Stock previously held as treasury stock, valued at approximately $247 million. The Company recorded $135.8 million as excess of cost over net assets acquired. The excess of cost over net assets acquired will be amortized over 40 years.

Note 14. Discontinued Operations
     On January 23, 1996, the Company spun-off its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), in a tax-free distribution to holders of Halliburton Company common stock. Each common shareholder of the Company received one share of common stock of HIGI for every ten shares of Halliburton Company common stock. Approximately 11.4 million common shares of HIGI were issued in conjunction with the spin-off.
     After the spin-off transaction, HIGI issued $62.9 million of convertible subordinated debentures due December 31, 2005 with detachable Series A and B Common Stock Purchase Warrants to Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (IP) and to certain members of HIGI management.
     The convertible subordinated debentures issued are convertible into common stock of HIGI after one year from issuance at the option of the holders. HIGI can redeem the debentures at any time after December 31, 2002. The holders would receive approximately 3.9 million shares of HIGI, or approximately 25% ownership interest in HIGI, if all of the debentures are converted into common stock of HIGI at a conversion price of $16.16 per share. Interest on the debentures is payable semiannually in cash at 10% per annum.
     The detachable Series A Common Stock Purchase Warrants (Series A Warrants) enable the holders to purchase HIGI common stock at an exercise price of $14.69 per share, equal to an additional ownership interest of approximately 21% after giving effect to the assumed conversion of the debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, IP would receive approximately 4.0 million shares of HIGI. The exercise price and the number of shares of HIGI common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. These warrants expire on December 31, 2005.
     The detachable Series B Common Stock Purchase Warrants (Series B Warrants) enable the holders to purchase shares of HIGI common stock at an exercise price of $14.69, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of HIGI common stock exceeds 1.61 times the exercise price for any 30 consecutive trading days prior to December 31, 2000 but after December 31, 1998. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of HIGI. The exercise price and the number of shares of HIGI common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. The detachable Series B Warrants expire on December 31, 2005.
     If the debentures are converted into common stock of HIGI and the Series A and B Warrants are utilized by the holders to purchase common stock of HIGI, the holders will own approximately 44% of HIGI.

     The following summarizes the results of operations and consolidated balance sheets of the discontinued operations. Such amounts are summarized as follows:

Millions of dollars                                 1995       1994       1993
                                                 ---------  ---------  ---------
Revenues                                         $   252.6  $   290.3  $   324.5
                                                 =========  =========  =========
Income (loss) before income taxes                $  (126.3) $    (0.6) $   (41.5)
Benefit (provision) for income taxes                  67.5        6.1       21.0
Loss on disposition                                   (7.6)         -          -
Benefit for income taxes                               0.9          -          -
                                                 ---------  ---------  ---------
Net income (loss) from discontinued operations   $   (65.5) $     5.5  $   (20.5)
                                                 =========  =========  =========

 Millions of dollars                                   1995       1994
                                                   ---------- ----------
                           ASSETS
 Cash and equivalents                              $     85.2 $     52.8
 Investments                                            635.6      630.2
 Premiums receivable                                    187.3      207.9
 Receivables from reinsurers                            592.4      561.5
 Receivables from affiliates                             47.3       26.6
 Deferred income taxes                                   28.1          -
 Other assets                                            54.9       60.4
                                                   ---------- ----------
      Total assets                                 $  1,630.8 $  1,539.4
                                                   ========== ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities           $     36.3 $     15.9
Loss and loss adjustment expense reserves             1,243.7    1,149.2
Unearned premiums                                        52.6       51.2
Other liabilities                                        29.6       27.3
                                                   ---------- ----------
    Total liabilities                                 1,362.2    1,243.6
Shareholders' equity                                    268.6      295.8
                                                   ---------- ----------
    Total liabilities and shareholders' equity     $  1,630.8 $  1,539.4
                                                   ========== ==========

    In the third quarter of 1995, HIGI conducted an extensive review of its loss and loss adjustment expense reserves to assess HIGI's reserve position. The review process consisted of gathering new information and refining prior estimates and primarily focused on assumed reinsurance and overall environmental and asbestos exposure. As a result of such review, HIGI increased its reserves for loss and loss adjustment expenses and certain legal matters and the Company also recognized the estimated expenses related to the spin-off transaction and additional compensation costs and other regulatory and legal provisions directly associated with discontinuing the insurance services business segment as follows:

Millions of dollars                                        Income (loss)
                                                              before         Net income
                                                           income taxes        (loss)
                                                          -------------    -------------
Additional claim loss reserves for environmental
   and asbestos exposure and other exposures              $      (117.0)   $       (76.4)
Realization of deferred income tax valuation allowance                -             25.9
Provisions for legal matters                                       (8.0)            (5.2)
Expenses related to the spin-off transaction                       (7.6)            (6.7)
Other insurance services expenses                                  (7.4)            (4.8)
                                                          -------------    -------------
      Total charges                                       $      (140.0)   $       (67.2)
                                                          =============    =============

     The review of the insurance policies and reinsurance agreements was based upon a recent actuarial study and HIGI management's best estimates using facts and trends currently known, taking into consideration the current legislative and legal environment. Developed case law and adequate claim history do not exist for such claims. Estimates of the liability are reviewed and updated continually. Due to the significant uncertainties related to these types of claims, past claim experience may not be representative of future claim experience.
     The Company also realized a valuation allowance for deferred tax assets primarily related to HIGI's insurance claim loss reserves. The Company had provided a valuation allowance for all temporary differences related to HIGI based upon its intent announced in 1992 that it was pursuing the sale of HIGI. A taxable transaction would have made it more likely than not that the related benefit or future deductibility would not be realized. The spin-off transaction was tax-free and allows HIGI to retain its tax basis and the value of its deferred tax asset.

Quarterly Data and Market Price Information

Millions of dollars except per share data
(unaudited)                            First       Second      Third       Fourth       Year
                                     ---------   ---------   ---------   ---------   ---------
1995
Revenues                             $ 1,273.9   $ 1,397.6   $ 1,489.8   $ 1,537.4   $ 5,698.7
Operating income                          61.7        97.0       111.1       113.4       383.2
Net income (loss)
   Continuing operations                  38.3        54.8        68.8        71.9       233.8
   Discontinued operations                 0.8         1.4       (67.7)          -       (65.5)
   Net income (loss)                      39.1        56.2         1.1        71.9       168.3
Earnings (loss) per share
   Continuing operations                  0.33        0.48        0.60        0.63        2.04
   Discontinued operations                0.01        0.01       (0.59)          -       (0.57)
   Net income (loss)                      0.34        0.49        0.01        0.63        1.47
Cash dividends paid per share             0.25        0.25        0.25        0.25        1.00
Quarterly common stock prices (3)
    High                                 38.88       39.50       45.25       50.63       50.63
    Low                                  33.50       35.50       35.13       39.75       33.50

1994
Revenues                             $ 1,315.2   $ 1,369.7   $ 1,347.6   $ 1,477.7   $ 5,510.2
Operating income (loss) (1)               42.1      (15.3)        96.6       112.7       236.1
Net income (loss)
   Continuing operations (1) (2)          17.3      (16.7)        49.5       122.2       172.3
   Discontinued operations                 0.5       (2.5)         2.2         5.3         5.5
   Net income (loss) (1) (2)              17.8      (19.2)        51.7       127.5       177.8
Earnings (loss) per share
   Continuing operations (1) (2)          0.16      (0.15)        0.43        1.07        1.51
   Discontinued operations                0.00      (0.02)        0.02        0.05        0.05
   Net income (loss) (1) (2)              0.16      (0.17)        0.45        1.12        1.56
Cash dividends paid per share             0.25       0.25         0.25        0.25        1.00
Quarterly common stock prices (3)
    High                                 34.13       34.75       34.88       37.00       37.00
    Low                                  29.25       28.25       29.13       31.13       28.25

(1) Second quarter 1994 operating income (loss) and net income (loss) includes severance costs of $42.6 million and $27.7 million, respectively, or 24 cents per share, to provide for the termination of about 2,700 Energy Services' employees.

(2) Fourth quarter 1994 net income (loss) includes a gain on the sale of the natural gas compression business of $64.3 million, or 56 cents per share.

(3) New York Stock Exchange - composite transactions high and low closing stock prices.

FIVE YEAR FINANCIAL RECORD
Years ended December 31
Millions of dollars and shares except
  per share data and employees                  1995          1994        1993         1992         1991
                                             ----------   ----------   ----------   ----------   ----------
Operating results
Net revenues
    Energy services                          $  2,623.4   $  2,514.0   $  2,953.4   $  2,726.3   $  2,939.0
    Engineering and construction services       3,075.3      2,996.2      3,140.7      3,563.7      3,728.0
                                             ----------   ----------   ----------   ----------   ----------
        Total revenues                       $  5,698.7   $  5,510.2   $  6,094.1   $  6,290.0   $  6,667.0
                                             ==========   ==========   ==========   ==========   ==========
Operating income (loss)
    Energy services*                         $    313.7   $    191.8   $   (148.4)  $    (64.1)  $     35.2
    Engineering and construction services*        103.0         67.2         78.9        (12.5)        73.1
    General corporate                             (33.5)       (22.9)       (22.0)       (21.0)       (21.8)
                                             ----------   ----------   ----------   ----------   ----------
        Total operating income (loss)             383.2        236.1        (91.5)       (97.6)        86.5
Nonoperating income (expense), net                (16.6)        55.4        (56.2)       (37.5)        (2.1)
                                             ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes and
    minority interest                             366.6        291.5       (147.7)      (135.1)        84.4
Benefit (provision) for income taxes             (131.9)      (119.0)         5.7         (0.3)       (71.3)
Minority interest in net (income) loss of
    consolidated subsidiaries                      (0.9)        (0.2)         1.5          1.7         (2.6)
                                             ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations     $    233.8   $    172.3   $   (140.5)  $   (133.7)  $     10.5
                                             ==========   ==========   ==========   ==========   ==========
Income (loss) per share:
   Continuing operations                     $     2.04  $      1.51  $     (1.25) $     (1.24) $      0.10
   Net income (loss)                               1.47         1.56        (1.43)       (1.28)        0.25
Cash dividends per share                           1.00         1.00         1.00         1.00         1.00
Return on shareholders' equity                      9.6%         9.2%        (8.5)%       (7.2)%        1.2%
                                             ==========   ==========   ==========   ==========   ==========
Financial position
Net working capital                          $    893.8   $  1,267.7   $  1,116.5   $  1,109.0   $  1,246.5
Total assets                                    3,646.6      4,005.4      4,139.6      4,089.5      4,384.5
Property, plant and equipment                   1,111.2      1,074.8      1,149.5      1,194.3      1,186.9
Long-term debt                                    205.2        643.1        623.9        656.7        653.2
Shareholders' equity                            1,749.8      1,942.2      1,887.7      1,907.3      2,164.6
Total capitalization                            1,959.8      2,616.0      2,603.6      2,564.7      2,828.6
Shareholders' equity per share                    15.28        17.02        16.55        17.80        20.24
Average common shares outstanding                 114.5        114.2        112.5        107.1        106.9
                                             ==========   ==========   ==========   ==========   ==========
Other financial data
Cash flow from operating activities          $    632.0   $    415.4   $    269.6   $    435.0   $    286.3
Capital expenditures                              288.7        233.7        245.3        313.4        422.8
Long-term borrowings (repayments)                (452.9)       (72.9)       (57.0)       (15.8)       441.1
Depreciation and amortization expense             244.1        260.2        450.4        357.9        292.4
Payroll and employee benefits                   2,713.4      2,826.8      3,100.9      3,336.3      3,256.7
Number of employees**                            57,300       56,500       64,000       68,400       72,100

* Energy Services operating income (loss) in 1993 includes a loss on the sale of the geophysical business and employee severance costs of $321.8 million and in 1992 and 1991 includes special charges of $182.0 million and $118.5 million, respectively. Engineering and Construction Services 1992 operating income (loss) includes special charges of $82.6 million.

**   Does not include employees of 50% or less owned affiliated companies.

                       EUROPEAN MARINE CONTRACTORS LIMITED

                          COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995




These financial statements are presented in pounds sterling. The exchange rate was 1.54 U.S. dollars to the pound sterling at the balance sheet date of December 31, 1995.

EUROPEAN MARINE CONTRACTORS LIMITED
--------------------------------------------------------------------------------


INDEX

1        Auditors' Report

2        Group Profit and Loss Account

3        Group Statement of Total Recognised Gains and Losses

4        Group Balance Sheet

5        Group Statement of Cashflows

6 - 17   Notes to the Financial Statements

--------------------------------------------------------------------------------

To the Board of Directors
European Marine Contractors Limited

We have audited the accompanying consolidated balance sheets of European Marine Contractors Limited as of December 31, 1995 and 1994, and the related consolidated statements of income, total recognised gains and losses and cashflows for the each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of European Marine Contractors Limited at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United Kingdom






ERNST & YOUNG
Chartered Accountants
Registered Auditor
London, England

15 February 1996

EUROPEAN MARINE CONTRACTORS LIMITED
GROUP PROFIT AND LOSS ACCOUNT FOR THE YEAR ENDED 31 DECEMBER 1995
--------------------------------------------------------------------------------

                                                                   1995         1994         1993
                                                   Notes        (in thousands of pounds sterling)

Turnover                                             2,3        229,000      282,870      201,766

Cost of sales                                                  (151,828)    (200,888)    (151,273)
                                                                -------      -------      -------

GROSS PROFIT                                           3         77,172       81,982       50,493

Administrative expenses                                          (6,643)      (5,863)      (4,569)

Other operating costs                                            (9,448)     (12,024)      (7,639)
                                                                -------      -------      -------

                                                                 61,081       64,095       38,285

Other operating income                                              175          125          436
                                                                -------      -------      -------

OPERATING PROFIT                                    4 a)         61,256       64,220       38,721

Interest receivable and similar income                            1,218        1,221        1,071
                                                                -------      -------      -------

                                                                 62,474       65,441       39,792

Interest payable and similar charges                   5            (79)         (91)        (121)
                                                                -------      -------      -------

PROFIT ON ORDINARY
ACTIVITIES BEFORE TAXATION                                       62,395       65,350       39,671

Tax on profit on ordinary activities                   6        (22,685)     (26,090)     (20,315)
                                                                -------      -------      -------

PROFIT ON ORDINARY
ACTIVITIES AFTER TAXATION                                        39,710       39,260       19,356
                                                                =======      =======      =======

AMOUNT WITHDRAWN FROM/(SET ASIDE TO) RESERVES         18         10,290       (9,260)      15,644
                                                                =======      =======      =======

DIVIDENDS                                                       (50,000)     (30,000)     (35,000)
                                                                =======      =======      =======

EUROPEAN MARINE CONTRACTORS LIMITED
GROUP STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES
FOR THE YEAR ENDED 31 DECEMBER 1995
--------------------------------------------------------------------------------

                                                                 1995         1994         1993
                                                               (in thousands of pounds sterling)

Profit on ordinary activities after taxation                   39,710       39,260       19,356

Exchange differences on retranslation of net assets of
subsidiary undertaking                                            161           45          (47)

Unrealised surplus on revaluation of fixed assets                 -            -         54,886
                                                               ------       ------       ------

Total recognised gains and losses relating to the year         39,871       39,305       74,195
                                                               ======       ======       ======

RECONCILIATION OF SHAREHOLDERS' FUNDS

Total recognised gains and losses                              39,871       39,305       74,195

Dividends                                                     (50,000)     (30,000)     (35,000)
                                                               ------       ------       ------

Total movements during the year                               (10,129)      (9,305)      39,195

Shareholders' funds at 1 January                               67,890       58,585       19,390
                                                               ------       ------       ------

Shareholders' funds at 31 December                             57,761       67,890       58,585
                                                               ======       ======       ======

                                       35

EUROPEAN MARINE CONTRACTORS LIMITED
BALANCE SHEETS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

                                                          1995          1994
                                         Notes  (in thousands of pounds sterling)
FIXED ASSETS
Tangible assets                             9            36,972        48,319
Investments                                10               -             -
                                                        -------       -------
                                                         36,972        48,319
                                                        -------       -------

CURRENT ASSETS
Stocks                                     11             9,927         8,965
Debtors                                    12           124,218       133,335
Cash at bank and in hand                   13            20,516        32,135
                                                        -------       -------

                                                        154,661       174,435
CREDITORS - amounts
falling due within one year                14           122,150       142,314
                                                        -------       -------

NET CURRENT ASSETS                                       32,511        32,121
                                                        -------       -------

TOTAL ASSETS LESS CURRENT LIABILITIES                    69,483        80,440

PROVISIONS FOR LIABILITIES AND
CHARGES                                    15            11,722        12,550
                                                        -------       -------
                                                         57,761        67,890
                                                        =======       =======
CAPITAL AND RESERVES

Called up share capital                    17            14,000        14,000
Revaluation reserve                        18            23,156        30,874
Profit and loss account                    18            20,605        23,016
                                                        -------       -------
                                                         57,761        67,890
                                                        =======       =======

EUROPEAN MARINE CONTRACTORS LIMITED
GROUP STATEMENT OF CASH FLOWS FOR THE YEAR ENDED 31 DECEMBER 1995
--------------------------------------------------------------------------------

                                                                     1995          1994          1993
                                                        Notes      (in thousands of pounds sterling)
NET CASH INFLOW FROM OPERATING
ACTIVITIES                                             4 b)       61,048        72,304        34,278
                                                                  ------        ------        ------

RETURNS ON INVESTMENTS AND
SERVICING OF FINANCE

Interest received                                                  1,363           945         1,429
Interest paid                                                        (76)          (98)         (383)
Dividends paid                                                   (50,000)      (30,000)      (35,000)
                                                                  ------        ------        ------
NET CASH OUTFLOW FROM RETURNS ON
INVESTMENTS AND SERVICING OF FINANCE
                                                                 (48,713)      (29,153)      (33,954)
                                                                  ------        ------        ------

TAXATION

Paid for transfer of losses                                      (11,064)          -             -
Corporation tax paid                                             (10,997)      (12,643)      (12,640)
Overseas tax paid                                                   (242)       (6,132)       (5,473)
                                                                  ------        ------        ------
NET TAX PAID                                                     (22,303)      (18,775)      (18,113)
                                                                  ------        ------        ------

INVESTING ACTIVITIES

Payments to acquire tangible fixed assets                         (1,651)       (2,451)       (2,969)
                                                                  ------        ------        ------
NET CASH OUTFLOW FROM
INVESTING ACTIVITIES                                              (1,651)       (2,451)       (2,969)
                                                                  ------        ------        ------

(DECREASE)/ INCREASE IN CASH                             13      (11,619)       21,925       (20,758)
                                                                  ======        ======        ======

                                       37

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

1    ACCOUNTING POLICIES

     Accounting Convention

     The financial statements are prepared under the historical cost convention as modified to include the revaluation of certain fixed assets and in accordance with applicable United Kingdom accounting standards.

     Basis of Consolidation

     The group financial statements consolidate the financial statements of European Marine Contractors Limited and EMC Nederland BV drawn up to 31 December each year.

     Joint Ventures

     The company's share of the results of unincorporated joint ventures is proportionally consolidated in the group profit and loss account and balance sheet.

     Goodwill

     Purchased goodwill is amortised through the profit and loss account over the directors' original estimate of its useful life.

     Depreciation

     Depreciation is provided at rates calculated to write off the cost less the expected residual value of each fixed asset over its expected useful life as follows:

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

     Equipment Maintenance

     The marine floating equipment is dry-docked for major repairs in accordance with statutory requirements. Other maintenance works are carried out on a yearly basis. Provisions towards meeting both these costs are being made each year based on an estimate of costs to be incurred and the future utilisation programmes.

     Stocks

     Stocks are valued at the lower of cost and net realisable value.

     Foreign Currency

     The financial statements of consolidated undertakings are translated at the rate of exchange prevailing at the balance sheet date.

     The exchange adjustments arising on re-translating the opening net assets are taken directly to reserves.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

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

     Long Term Contracts

     Profit on long term contracts is taken as the work is carried out if the final outcome can be assessed with reasonable certainty. The profit included is calculated on a basis to reflect the proportion of the work carried out at the year end, by recording turnover and related costs as contract activity progresses. Turnover is calculated on that proportion of total contract value which costs incurred to date bear to total expected costs for that contract. Revenues derived from variations on contracts are recognised only when they have been accepted by the customer. Full provision is made for losses on all contracts in the year in which they are first foreseen.

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

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

3    ANALYSIS OF TURNOVER AND  OPERATING PROFIT/(LOSS) BETWEEN ACTIVITIES AND GEOGRAPHICAL MARKETS

                                                  1995                    1994                     1993
                                             Operating               Operating                Operating
                                                Profit                  Profit                   Profit
                                  Turnover     /(Loss)    Turnover     /(Loss)    Turnover      /(Loss)
                                                  (in thousands of pounds sterling)
      Business Segments

      Pipelay                      226,213      60,824     281,672      65,288     200,130     38,798
      Charters                       1,743         287         336        (486)        873        105
      Sundry                         1,044         145         862        (582)        763       (182)
                                   -------      ------     -------      ------     -------     ------
                                   229,000      61,256     282,870      64,220     201,766     38,721
                                   =======      ======     =======      ======     =======     ======

                                                  1995                    1994                     1993
                                             Operating               Operating                Operating
                                                Profit                  Profit                   Profit
                                  Turnover     /(Loss)    Turnover     /(Loss)    Turnover      /(Loss)
                                                  (in thousands of pounds sterling)
      Geographical Markets

      North Sea                    185,560      55,754     179,139      44,640     160,063     28,878
      Mediterranean                  1,722         524      14,407       3,538      29,436      9,843
      Other Waters                  41,718       4,978      89,324      16,042      12,267          -
                                   -------      ------     -------      ------     -------     ------
                                   229,000      61,256     282,870      64,220     201,766     38,721
                                   =======      ======     =======      ======     =======     ======

     Included in turnover is (pound)1,722,000  (1994:  (pound)14,407,000,  1993:
     (pound)29,346,000) in respect of sales to related undertakings which constitute the shareholders of European Marine Contractors Limited and their group undertakings.

     Turnover by destination is not materially different.

     The net assets of the group are substantially located in the North Sea and temporarily in the Middle East.

     The profit analysis for prior years has been restated on the basis of operating profit.


4    a)  OPERATING PROFIT

     Operating profit is stated after charging/(crediting):

                                                                       1995            1994           1993
                                                                        (in thousands of pounds sterling)
      Depreciation of tangible fixed assets                          12,851          16,325         20,780
      Operating leases            :  Property                           856           1,081          1,335
                                  :  Plant and machinery             16,323          28,617         20,156
      Auditors' remuneration      : Audit services                       69              63             54
                                  : Other services                       76              87              6
      Amortisation of goodwill                                            -               -             75
      Amortisation of grant                                              (6)            (14)           (13)
      Loss on foreign exchange                                           15             255             42
                                                                     ======          ======         ======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

4    b)  RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING
         ACTIVITIES

                                                                            1995          1994          1993
                                                                      (pound)000    (pound)000    (pound)000

      Operating profit                                                    61,256        64,220        38,721

      Depreciation charges                                                12,851        16,325        20,780
      Amortisation of goodwill                                                 -             -            75
      Amortisation of grant                                                   (6)          (12)          (14)
      Foreign exchange differences                                           984           572          (506)
      (Decrease)/Increase in provisions for liabilities and charges         (828)        7,059)          404
       Decrease/(Increase) in stocks                                        (962)         (661)         (894)
      Decrease/(Increase) in debtors                                      11,788       (35,047)      (71,631)
      (Decrease)/Increase  in creditors                                  (24,035)       19,848)       47,343
                                                                         -------        ------        ------
      Net cash inflow from operating activities                           61,048        72,304        34,278
                                                                          ======        ======        ======

5    INTEREST PAYABLE AND SIMILAR CHARGES

                                                    1995           1994           1993
                                                   (in thousands of pounds sterling)

      Bank loans and overdrafts                     35             40             51
      Other charges                                 44             51             70
                                                   ---            ---            ---
                                                    79             91            121
                                                   ===            ===            ===

6    TAX ON PROFIT ON ORDINARY ACTIVITIES

     The tax charge is made up as follows:-

                                                           1995          1994          1993
      Based on profit for the year:                       (in thousands of pounds sterling)

      UK corporation tax at 33%                          25,390        29,979        16,832
      Deferred tax                                       (2,816)       (3,940)          953
                                                         ------        ------        ------

                                                         22,574        26,039        17,785
      Double taxation relief                            (12,294)       (9,682)       (6,409)
                                                         ------        ------        ------

                                                         10,280        16,357        11,376
      Overseas taxation                                  12,338         9,733         6,465
                                                         ------        ------        ------

                                                         22,618        26,090        17,841
      Tax underprovided in previous years                    67             -         2,474
                                                         ------        ------        ------
                                                         22,685        26,090        20,315
                                                         ======        ======        ======

     If full provision had been made for deferred taxation for the year, the taxation charge would have been reduced /(increased) by (pound)2m (1994:
     (pound)(0.3)m, 1993: Nil), as follows:

                                                                  1995          1994           1993
                                                              (in thousands of pounds sterling)

      Depreciation in advance of capital allowances              1,259          (560)           -
      Other timing differences                                     779           306            -
                                                                 -----          ----           ---
                                                                 2,038          (254)           -
                                                                 =====          ====           ===

                                       41

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

7    EMOLUMENTS OF DIRECTORS

                                                                 1995          1994         1993
                                                               (in thousands of pounds sterling)

      Salaries (including pension contributions)                  114           222          144
                                                                  ===           ===          ===

     The emoluments (excluding pension contributions) of the directors of the company are detailed as follows:-

                                               1995         1994         1993
                                            (in thousands of pounds sterling)

      Chairman                                    -            -            -
      Highest paid director                     102          116           53
                                                ===          ===           ==

     Directors including above in scale:
                                                            Number
                                                1995         1994         1993
      (pound)  nil  -(pound)5,000               5            5            6
      (pound)35,001 -(pound)40,000              -            -            1
      (pound)50,001 -(pound)55,000              -            -            2
      (pound)100,001 -(pound)105,000            -            -            -
      (pound)105,001 -(pound)110,000            1            1            -
      (pound)115,001 -(pound)120,000            -            1            -


8    STAFF COSTS

     The average number of persons employed by the group (and their costs) during the year, including directors, was as follows:-

                                         1995         1994         1993
                                       Number       Number       Number
      Number employed:
      Onshore                             158          168          139
      Offshore                             35           44           44
                                          ---          ---          ---
                                          193          212          183
                                          ===          ===          ===

                                               1995         1994         1993
                                         (in thousands of pounds sterling)
      Staff costs:
      Wages and salaries                      6,821        7,174        6,111
      Social security                           650          574          549
      Pension contributions                     479          406          332
                                              -----        -----        -----
                                              7,950        8,154        6,992
                                              =====        =====        =====

     In addition the group has used the services on average of 519 (1994: 601, 1993: 568) persons who were directly employed by the shareholders of European Marine Contractors Limited, their group undertakings and third party agencies.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

9    TANGIBLE FIXED ASSETS

                                    Leasehold         Plant       Marine        Under    Leasehold
                                     Land and           and     Floating      Constr-     Improve-
                                     Building       M'chnry        Equip      -uction       -ments        Total
      1993                                                   (in thousands of pounds sterling)
      Cost or Valuation:
      At 1 January 1993                 1,426         3,044       61,638          844        1,664       68,616
      Surplus on revaluation                -             -       24,574            -            -       24,574
      Additions                           196            27            -        2,384            -        2,607
      Transfers                             -         1,881        1,111       (2,992)           -            -
      Exchange adjustment                 (52)           (4)           -            -          (61)        (117)
                                        -----         -----       ------       ------        -----       ------
      At 31 December 1993               1,570         4,948       87,323          236        1,603       95,680
                                        =====         =====       ======       ======        =====       ======

      Depreciation:
      At 1 January 1993                 1,323         1,647       38,770           -         1,344       43,084
      Surplus on revaluation                -             -      (30,312)          -             -      (30,312)
      Provided during the year             71           919       19,716           -            74       20,780
      Exchange adjustment                 (65)           (3)           -           -           (50)        (118)
                                        -----         -----      -------      -------        -----      -------
      At 31 December 1993               1,329         2,563       28,174           -         1,368       33,434
                                        =====         =====      =======      =======        =====      =======

      Net book value at:
      31 December 1993                    241         2,385       59,149         236           235       62,246
                                        =====         =====      =======      =======        =====      =======

      1994
      Cost or Valuation:
      At 1 January 1994                 1,570         4,948       87,323         236         1,603       95,680
      Additions                            87             5            -       2,288             -        2,380
      Transfers                             -         1,083          305      (1,411)           23            -
      Exchange adjustment                  54             5            -           -            54          113
                                        -----         -----      -------      -------        -----      -------
      At 31 December 1994               1,711         6,041       87,628       1,113         1,680       98,173
                                        =====         =====      =======      =======        =====      =======

      Depreciation:
      At 1 January 1994                 1,329         2,563       28,174           -         1,368       33,434
      Provided during the year             97         1,047       14,862         239            80       16,325
      Exchange adjustment                  45             4            -           -            46           95
                                        -----         -----      -------      -------        -----      -------
      At 31 December 1994               1,471         3,614       43,036         239         1,494       49,854
                                        =====         =====      =======      =======        =====      =======
      Net book value at:
      31 December 1994                    240         2,427       44,592         874           186       48,319
                                        =====         =====      =======      =======        =====      =======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

9    Tangible Fixed Assets (continued)

                                 Leasehold        Plant       Marine        Under    Leasehold
                                  Land and          and     Floating      Constr-     Improve-
                                  Building      M'chnry        Equip      -uction       -ments        Total
      1995                                                (in thousands of pounds sterling)
      Cost or Valuation:
      At 1 January 1995              1,711        6,041       87,628        1,113        1,680       98,173
      Additions                         91           75            -        1,289            -        1,455
      Transfers                          -          846          238       (1,084)           -            -
      Disposals                          -           (4)           -            -            -           (4)
      Exchange adjustment              185           16            -            -          182          383
                                     -----        -----       ------        -----        -----      -------
      At 31 December 1995            1,987        6,974       87,866        1,318        1,862      100,007
                                     =====        =====       ======        =====        =====      =======

      Depreciation:
      At 1 January 1995              1,471        3,614       43,036          239        1,494       49,854
      Provided during the year          96        1,162       11,209          291           93       12,851

      Disposals                          -           (4)           -            -            -           (4)
      Exchange adjustment              158           12            -            -          164          334
                                     -----        -----       ------        -----        -----      -------
      At 31 December 1995            1,725        4,784       54,245          530        1,751       63,035
                                     -----        -----       ------        -----        -----      -------
      Net book value at:
      31 December 1995                 262        2,190       33,621          788          111       36,972
                                     =====        =====       ======        =====        =====      =======

     The assets under construction mainly consist of barge enhancements in progress at the year end.

     The historical cost of the vessels included in marine floating equipment is as follows:

                                                          1995         1994
      Cost:                                    (in thousands of pounds sterling)

      At 1 January                                      62,374       62,069
                                                        ======       ======

      At 31 December                                    62,612       62,374
                                                        ======       ======

     Cumulative depreciation based on cost:

      At 1 January                                      48,657       44,085
                                                        ======       ======

      At 31 December                                    52,146       48,657
                                                        ======       ======

     The vessels will be revalued in three years' time, unless market conditions change to an extent that necessitates an earlier revaluation.

     The increase in the depreciation charge in the year as a result of revaluation is (pound)7.25m (1994: (pound)10.3m).

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

10   INVESTMENTS

     Joint Venture

     The  company  has  a  50%   interest  in  Saipem   SpA/EMC  Ltd  J.V.,   an
     unincorporated joint venture, which is based in Bangkok, Thailand.

     The remaining interest in the above joint venture is held by the other joint venture partner, Saipem SpA, which is a fellow group undertaking of Saipem UK Limited, a shareholder of the company.

     This undertaking is managed jointly through management committees comprised of a representative from each joint venturer.

11   STOCKS

                                                                1995         1994
                                                (in thousands of pounds sterling)

      Catering supplies                                          258          301
      Fuel and lubricants                                        392          948
      Spares and supplies for marine equipment                 9,277        7,716
                                                               -----        -----
                                                               9,927        8,965
                                                               =====        =====

     In the directors' opinion the replacement value of stocks is approximately (pound)13.1m ((pound)15.7m in 1994).

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

12   DEBTORS

                                                                  1995         1994
                                                  (in thousands of pounds sterling)

      Trade debtors                                             22,222        6,168
      Amounts recoverable on long term contracts                 3,799       15,171
      Amounts due from subsidiary undertaking                        -            -
      Amounts due from group undertakings                       85,174      100,035
      Prepayments and accrued income                            11,023       10,570
      Other debtors                                              1,687        1,391
      Advances to Joint Venture                                    313            -
                                                               -------      -------
                                                               124,218      133,335
                                                               =======      =======

     Included in prepayments and accrued income is a deferred tax asset of (pound)8,431,000 (1994: (pound)5,615,000) due after more than one year. Further details are disclosed in note 16.

13   CASH

     Analysis of balances as shown in the group balance sheet and changes during the current and previous years:

                                                                         Change
                                                  1995        1994      in Year
                                               (in thousands of pounds sterling)
      Cash at bank and in hand                  20,516      32,135      (11,619)
                                                ======      ======       ======

                                                                         Change
                                                  1995        1994      in Year
                                               (in thousands of pounds sterling)

      Cash at bank and in hand                  32,135      10,210       21,925
                                                ======      ======       ======

                                                                         Change
                                                  1993         1992     in Year
                                               (in thousands of pounds sterling)

      Cash at bank and in hand                  10,210       30,998     (20,788)
      Bank overdraft                                 -          (30)         30
                                                ------       ------      ------
      Balance at 31 December                    10,210       30,968     (20,758)
                                                ======       ======      ======

14   CREDITORS:  AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                            1995         1994
                                            (in thousands of pounds sterling)

      Trade creditors                                      1,191        2,380
      Amount due to subsidiary undertaking                     -            -
      Amounts due to group undertakings                   12,254       12,325
      Advances from joint venture                              -            -
      Accruals and deferred income                        78,977       98,291
      Corporation Tax                                     23,469       29,303
      Advance Corporation Tax                              6,250            -
      Deferred investment grants                               9           15
                                                         -------      -------
                                                         122,150      142,314
                                                         =======      =======

     The amounts shown under Accruals and deferred income as at 31 December 1994 have been restated in accordance with the provision restatement in note 15.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

15   PROVISIONS FOR LIABILITIES AND CHARGES

     Provision is made for the periodic dry-docking and major planned maintenance expenditure of marine floating equipment. The provision shown as at 31 December 1994 has been restated to include amounts shown under Creditors in the 1994 Accounts due to a change in the planned maintenance schedule.

                                        1995         1994         1993
                                      (in thousands of pounds sterling)
      At 1 January                    12,550        5,491        5,087
      Charge for the year              3,587        7,480          613
      Utilisation                     (4,415)        (421)        (209)
                                      ------       ------        -----
      At 31 December                  11,722       12,550        5,491
                                      ======       ======        =====

16   DEFERRED TAXATION

      The deferred tax asset included under debtors represents:

                                                 Provided
                                             1995         1994
                             (in thousands of pounds sterling)

      Capital allowances                     (655)         387
      Other timing differences              9,086        5,228
                                            -----        -----
                                            8,431        5,615
                                            =====        =====

     The deferred tax amounts not provided are as follows:

                                                 Unprovided
                                             1995         1994
                                (in thousands of pounds sterling)

      Capital allowances                    1,359          100
      Other timing differences              3,428        2,649
                                            -----        -----
                                            4,787        2,749
                                            =====        =====

     The potential tax charge of (pound)7.6m (1994: (pound)10.2m) which would arise on the sale of the revalued vessels has not been provided for as it is not the intention of the directors to dispose of these assets.

17   SHARE CAPITAL

                                                                                           Allotted, called
                                                                      Authorised           up and fully paid

                                                                1995          1994          1995          1994
                                                                     (in thousands of pounds sterling)

      'A' Ordinary shares of(pound)1 each                     10,000        10,000         7,000         7,000
      'B' Ordinary shares of(pound)1 each                     10,000        10,000         7,000         7,000
                                                              ------        ------        ------        ------
                                                              20,000        20,000        14,000        14,000
                                                              ======        ======        ======        ======

                                                                                             Number of Shares
                                                                                            1995          1994
      Shareholders:                                                                          (in thousands)
      Saipem UK Limited - 'A' Ordinary Shares                                              7,000         7,000
      Brown & Root Limited - 'B' Ordinary Shares                                           7,000         7,000
                                                                                          ------        ------
                                                                                          14,000        14,000
                                                                                          ======        ======

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

18   RESERVES

                                                      1995                                  1994         1993
                                             Reval-    Profit and       Reval-    Profit and      Reval-    Profit and
                                             uation         Loss        uation         Loss       uation         Loss
                                            Reserve      Account       Reserve      Account      Reserve      Account
                                                                (in thousands of pounds sterling)

     At 1 January                            30,874       23,016        41,465        3,420            -        5,390
     Surplus on revaluation                       -            -             -            -       54,886            -
     Depreciation on revaluation surplus     (7,718)       7,718       (10,291)      10,291      (13,721)      13,721
     Foreign exchange gain/(loss) on
     consolidation                                -          161             -           45            -          (47)
     (Deficit)/Surplus for the year               -      (10,290)            -        9,260            -      (15,644)
                                             ------       -------       ------       ------       ------       ------
     At 31 December                          23,156       20,605        30,874       23,016       41,165        3,420
                                             ======       =======       ======       ======       ======       ======

19   PENSIONS

     One hundred and thirty eight (1994: 122, 1993: 92) of the group's UK employees are members of a pension scheme operated by Brown & Root Limited, which controls the overall administration of the scheme. This scheme is of the defined benefit type. Contributions amounting to (pound)352,461 (1994:
     (pound)315,524, 1993: (pound)248,698) were charged to the profit and loss account during the year. The scheme includes employee contributions at a percentage of pensionable salaries. The pension cost is assessed in accordance with the advice of independent qualified actuaries and the latest actuarial assessment of the scheme was 1 January 1993. Further details of the Brown & Root scheme are included in the Brown & Root Limited accounts.

     Eight (1994: 8, 1993: 7) other UK employees are members of the Merchant Navy Officers' Pension Fund, which was set up in July 1992. Contributions to this fund amounting to (pound)24,551 (1994: (pound)15,932, 1993:
     (pound)12,129) were made during the year.

     A further twenty three (1994: 21, 1993: 21) of the group's employees are members of the EMC Nederland BV pension scheme. The charge to the profit and loss account of (pound)102,451 (1994: (pound)74,550, 1993:
     (pound)52,195), in respect of this scheme has been determined in accordance with best local practice.

20   CAPITAL COMMITMENTS

     The board of directors has authorised capital expenditure of (pound)3,626,000 (1994: (pound)12,816,000) mainly in connection with the modification of vessels. Approximately (pound)1,321,000 (1994:
     (pound)172,000) of this authorised expenditure has already been contracted.

21   CONTINGENT LIABILITIES

     There are no contingent liabilities in existence as at the date on which the financial statements are approved that would have a material impact upon the financial position of the company other than those disclosed below.

     Performance bonds have been issued in the ordinary course of business by bankers and supported by the shareholders to the value of (pound)96.6 million (1994: (pound)85.9 million). No liabilities are expected to arise from these other than those provided for in the financial statements.

EUROPEAN MARINE CONTRACTORS LIMITED
NOTES TO THE FINANCIAL STATEMENTS AT 31 DECEMBER 1995
--------------------------------------------------------------------------------

22   LEASING COMMITMENTS

     Amounts payable in the following year on operating leases which expire:

                                               1995                       1994
                                        Land                       Land
                                           &                          &
                                   Buildings         Other    Buildings        Other
                                           (in thousands of pounds sterling)

        i) Within 1 year                   -         5,436            -       10,193
       ii) In 2-5 years                    -           116            -          149
      iii) Over 5 years                  656             -          493            -
                                         ===         =====          ===       ======

     Other leases relate primarily to the charter of support vessels.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

     The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 26, 1996, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I, Item 4(A), page 5 of this Annual Report.

Item 11. Executive Compensation.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 26, 1996, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five Year and Three Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plan" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 26, 1996, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 26, 1996, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.

        Not applicable.

Item 13. Certain Relationships and Related Transactions.

     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 26, 1996, under the caption "Certain Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements:

     The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II, Item 8, are included on pages 11 through 29 of this Annual Report. See index on page 6.

    2.  Financial Statement Schedules:

         The financial statements of European Marine Contractors, Limited (EMC), the investment in which is accounted for on the equity method, follow the Five Year Financial Record. The EMC financial statements were prepared in accordance with accounting principles generally accepted in the United Kingdom. Certain parent company adjustments were included in the selected financial data presented in Note 4 to the Company's financial statements in order to conform with generally accepted accounting principles in the United States.

         Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

3. Exhibits:

    Exhibit
    Number                             Exhibits

    3*            By-laws of the Company, as amended through February 15, 1996.

    4(a)          Resolutions  of the  Board  of  Directors  of  the  registrant adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the registrant adopted at a meeting held on March 6, 1991 incorporated by reference to Exhibit 4(c) to the Company's Form 8-K dated as of March 13, 1991.

    4(b) Subordinated Indenture dated as of January 2, 1991 between the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4(b) to the Company's Form 8-K dated as of March 13, 1991.

    4(c)          Form of debt  security of 8.75%  Debentures  due  February 15,
                  2021   incorporated  by  reference  to  Exhibit  4(a)  to  the
                  Company's Form 8-K dated as of February 20, 1991.

    4(d) Senior Indenture dated as of January 2, 1991 between the Company and Texas Commerce Bank National Association, as Trustee, incorporated by reference to Exhibit 4(b) to the Company's Form 8-K dated as of February 20, 1991.

    4(e) Resolutions of the Company's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the Registrant adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991, incorporated by reference to Exhibit 4(c) to the Company's Form 8-K dated as of February 20, 1991.

    4(f) Composite Certificate of Incorporation filed May 26, 1987 with the Secretary of State of Delaware and that certain Certificate of Designation, Rights and Preferences related to the authorization of the Company's Junior Participating Preferred Stock, Series A, incorporated by reference to
                  Exhibit 4(d) to the Company's Registration Statement on Form S-3 dated as of December 21, 1990.

    4(g) Copies of instruments which define the rights of holders of miscellaneous long-term notes of the Registrant and its subsidiaries, totaling $0.2 million in the aggregate at December 31, 1995, have not been filed with the Commission. The Registrant agrees herewith to furnish copies of such instruments upon request.

    4(h) Copies of the instruments which define the rights of the holder of the 4.0% notes payable totaling $5.0 million at December 31, 1995, have not been filed with the Commission. The Registrant agrees herewith to furnish copies of such instruments upon request.

    4(i) Amended and Restated Rights Agreement dated as of December 15, 1995, between the Company and Chemical Mellon Shareholders, L.L.C., as Rights Agent, which includes the form of Right Certificate as Exhibit A, incorporated by reference to Exhibit
                  2.1 to the Company's Form 8-A/A dated January 16, 1996.

    10(a) Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990, incorporated by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    10(b) Retirement Plan for the Directors of Halliburton Company adopted and effective January 1, 1990, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    Exhibit
    Number                             Exhibits

    10(c) Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective May 15, 1990, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    10(d) Summary Plan Description of the Executive Split-Dollar Life Insurance Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    10(e) Halliburton Company 1993 Stock and Long-Term Incentive Plan incorporated by reference to Appendix A of the Company's proxy statement dated March 23, 1993.

    10(f) Asset acquisition agreement between Smith and the Company dated as of January 14, 1993 incorporated by reference to the Second Amendment of the Company's Registration Statement on Form S-3 dated as of March 29, 1993.

    10(g) Halliburton Company Restricted Stock Plan for Non-Employee Directors, incorporated by reference to Appendix B of the Company's proxy statement dated March 23, 1993.

    10(h) Halliburton Elective Deferral Plan effective January 1, 1995, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    10(i) Employment agreement, incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended September 30, 1995.

    10(j)* Halliburton Company Senior Executives' Deferred Compensation Plan as amended and restated effective January 1, 1995.

    10(k)*        Halliburton Company Annual Reward Plan

    10(l)* First Amendment to the Senior Executives' Deferred Compensation Plan, effective January 1, 1996.

    10(m)* Second Amendment to the Senior Executives' Deferred Compensation Plan, effective January 1, 1996.

    10(n)*        Employment agreement

    10(o)* First Amendment to the Halliburton Elective Deferral Plan, effective November 1, 1995.

    10(p)* Second Amendment to the Halliburton Elective Deferral Plan, effective January 1, 1996.

    10(q)* Third Amendment to the Halliburton Elective Deferral Plan, effective January 1, 1996.

    11*           Computation of Earnings per share.

    21*           Subsidiaries of the Registrant.

Exhibit
Number                                      Exhibits

24* Form of power of attorney signed in February 1996, for the following directors:

                         Anne L. Armstrong
                         Richard B. Cheney
                         Lord Clitheroe
                         Robert L. Crandall
                         W. R. Howell
                         Dale P. Jones
                         C. J. Silas
                         Roger T. Staubach
                         Richard J. Stegemeier
                         E. L. Williamson

27*            Financial   data    schedules   for   the    Registrant    (filed
               electronically).

                * Filed with this Annual Report
--------------------------------------------------------------------------------

     (b)  Reports on Form 8-K:

      A Current Report was filed on Form 8-K dated October 12, 1995, reporting on Item 5. Other Events, regarding a press release dated October 11, 1995 announcing the spin-off of Highlands Insurance Group, Inc.

      A Current Report was filed on Form 8-K dated October 27, 1995, reporting on Item 5. Other Events, regarding a press release dated October 24, 1995 announcing third quarter results.

      A Current Report was filed on Form 8-K dated November 8, 1995, reporting on Item 5. Other Events, regarding a press release dated November 8, 1995 announcing the fourth quarter dividend.

      A Current Report was filed on Form 8-K dated December 8, 1995, reporting on Item 5. Other Events, regarding a press release dated December 7, 1995 announcing the renewal and ten-year extension of the Shareholders Rights Plan.

      A Current Report was filed on Form 8-K dated December 28, 1995, reporting on Item 5. Other Events, regarding a press release dated December 26, 1995 announcing the record and distribution dates for the distribution of Highlands Insurance Group, Inc. common stock.

      During the first quarter of 1996 to the date hereof:

      A Current Report was filed on Form 8-K dated January 24, 1996, reporting on Item 5. Other Events, regarding press releases dated January 23, 1996 announcing the completion of the spin-off of Highlands Insurance Group, Inc. and fourth quarter 1995 earnings.

      A Current Report was filed in Form 8-K dated February 16, 1996, reporting on Item 5. Other Events, regarding a press release dated February 15, 1996 announcing the first quarter dividend.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 1996.

                               HALLIBURTON COMPANY

                               By *Richard B. Cheney
                                  Richard B. Cheney,
                               Chairman of the Board, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 8th day of March, 1996.

Signature                         Title

      Richard B. Cheney           Chairman of the Board, President
      Richard B. Cheney           and Chief Executive Officer and Director


      David J. Lesar              Executive Vice President and
      David J. Lesar              Chief Financial Officer


      Scott R. Willis             Controller and Principal
      Scott R. Willis             Accounting Officer

Signature                        Title



*ANNE  L.  ARMSTRONG             Director
Anne L. Armstrong

*LORD CLITHEROE                  Director
Lord Clitheroe

*ROBERT L. CRANDALL              Director
Robert L. Crandall

*W. R. HOWELL                    Director
W. R. Howell

*DALE P. JONES                   Vice Chairman and Director
Dale P. Jones

*C. J. SILAS                     Director
C. J. Silas

*ROGER T. STAUBACH               Director
Roger T. Staubach

*RICHARD J. STEGEMEIER           Director
Richard J. Stegemeier

*E.  L.  WILLIAMSON              Director
E. L. Williamson


*SUSAN S. KEITH
Susan S. Keith, Attorney-in-fact