Form 10-Q
period 1996-03-31
HALLIBURTON CO
filed 1996-05-14
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1996

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

 Common stock, par value $2.50 per share:
Outstanding at April 22, 1996 - 114,800,307

                                INDEX
                                                                                                Page No.
     PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets at March 31, 1996 and
                  December 31, 1995                                                                   2

                Condensed Consolidated Statements of Income for the three
                  months ended March 31, 1996 and 1995                                                3

                Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1996 and 1995                                                4

                Notes to Condensed Consolidated Financial Statements                              5 - 7

     Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  8 - 9

    PART II.    OTHER INFORMATION

     Item 6.    Listing of Exhibits and Reports on Form 8-K                                          10

  Signatures                                                                                         11

   Exhibits:    Computation of earnings per common share for the three
                   months ended March 31, 1996 and 1995                                              12

                Financial data  schedule for the quarter  ended March 31,
                   1996  (included  only in the copy of this report filed
                   electronically with the Commission).                                              13


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)
                                                                     March 31     December 31
                                                                       1996          1995
                                                                   ------------  ------------
                            ASSETS
Current assets:
Cash and equivalents                                               $       99.0  $      174.9
Receivables:
 Notes and accounts receivable                                          1,350.5       1,157.3
 Unbilled work on uncompleted contracts                                   248.5         233.7
                                                                   ------------  ------------
  Total receivables                                                     1,599.0       1,391.0
Inventories                                                               303.0         251.5
Deferred income taxes                                                     132.1         137.5
Other current assets                                                      101.4          95.0
                                                                   ------------  ------------
  Total current assets                                                  2,234.5       2,049.9

Property, plant and equipment,
 less accumulated depreciation of $2,241.0 and $2,225.8                 1,093.4       1,111.2
Equity in and advances to related companies                               126.5         115.4
Excess of cost over net assets acquired                                   206.0         207.5
Deferred income taxes                                                       2.4           5.6
Other assets                                                              154.8         157.0
                                                                   ------------  ------------
  Total assets                                                     $    3,817.6  $    3,646.6
                                                                   ============  ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term notes payable                                           $      145.0  $        4.8
Current maturities of long-term debt                                        0.1           5.2
Accounts payable                                                          347.0         357.3
Accrued employee compensation and benefits                                109.7         151.8
Advance billings on uncompleted contracts                                 377.8         301.8
Income taxes payable                                                       85.1          95.8
Other current liabilities                                                 234.7         239.4
                                                                   ------------  ------------
  Total current liabilities                                             1,299.4       1,156.1

Long-term debt                                                            200.0         200.0
Reserve for employee compensation and benefits                            272.7         262.8
Deferred credits and other liabilities                                    261.1         277.9
                                                                   ------------  ------------
  Total liabilities                                                     2,033.2       1,896.8
                                                                   ------------  ------------
Shareholders' equity:
Common stock, par value $2.50 per share -
 authorized 200.0 shares, issued 119.0 and 119.1 shares                   297.6         297.6
Paid-in capital in excess of par value                                    202.4         199.4
Cumulative translation adjustment                                         (29.3)        (28.0)
Retained earnings                                                       1,454.2       1,431.4
                                                                   ------------  ------------
                                                                        1,924.9       1,900.4
Less 4.2 and 4.6 shares of treasury stock, at cost                        140.5         150.6
                                                                   ------------  ------------
  Total shareholders' equity                                            1,784.4       1,749.8
                                                                   ------------  ------------
Total liabilities and shareholders' equity                         $    3,817.6  $    3,646.6
                                                                   ============  ============

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)
                                                                     Three Months
                                                                    Ended March 31
                                                              --------------------------
                                                                  1996          1995
                                                              ------------  ------------
Revenues
  Energy services                                             $      663.3  $      569.0
  Engineering and construction services                              998.1         704.9
                                                              ------------  ------------
     Total revenues                                           $    1,661.4  $    1,273.9
                                                              ============  ============
Operating income
  Energy services                                             $       67.3  $       52.3
  Engineering and construction services                               22.3          15.7
  General corporate                                                   (8.8)         (6.3)
                                                              ------------  ------------
    Total operating income                                            80.8          61.7

Interest expense                                                      (4.9)        (12.8)
Interest income                                                        3.0           8.5
Foreign currency gains                                                 1.0           4.7
Other nonoperating income, net                                         0.5           0.1
                                                              ------------  ------------
Income from continuing operations before
  income taxes and minority interest                                  80.4          62.2
Provision for income taxes                                           (29.0)        (23.8)
Minority interest in net (income) loss of subsidiaries                 0.1          (0.1)
                                                              ------------  ------------

Income from continuing operations                                     51.5          38.3

Income from discontinued operations, net of income taxes                 -           0.8
                                                              ------------  ------------

Net income                                                    $       51.5  $       39.1
                                                              ============  ============

Average number of common and common share
  equivalents outstanding                                            115.4         114.3

Income per share
  Continuing operations                                       $       0.45  $       0.33
  Discontinued operations                                                -          0.01
                                                              ------------  ------------
  Net income                                                  $       0.45  $       0.34
                                                              ============  ============

Cash dividends paid per share                                 $       0.25  $       0.25

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)
                                                                      Three Months
                                                                     Ended March 31
                                                               ------------------------
                                                                   1996         1995
                                                               -----------  -----------
Cash flows from operating activities:
  Net income                                                   $      51.5  $      39.1
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                   59.1         59.2
      Provision for deferred income taxes                              3.0          3.8
      Net income from discontinued operations                            -         (0.8)
      Other non-cash items                                           (20.3)       (20.4)
      Other changes, net of non-cash items:
        Receivables                                                 (208.7)       (25.3)
        Inventories                                                  (51.6)       (14.4)
        Accounts payable                                               2.5         49.0
        Other working capital, net                                    32.8        (28.1)
      Other, net                                                     (32.9)       (67.2)
                                                               -----------  -----------
  Total cash flows from operating activities                        (164.6)        (5.1)
                                                               -----------  -----------
Cash flows from investing activities:
  Capital expenditures                                               (41.6)       (41.8)
  Sales of property, plant and equipment                              13.4         12.4
  Purchases of businesses                                             (0.3)        (5.9)
  Other investing activities                                          (0.5)        (5.5)
                                                               -----------  -----------
  Total cash flows from investing activities                         (29.0)       (40.8)
                                                               -----------  -----------
Cash flows from financing activities:
  Payments on long-term borrowings                                    (5.0)        (5.1)
  Borrowings (repayments) of short-term debt                         140.3        (10.8)
  Payments of dividends to shareholders                              (28.7)       (28.5)
  Proceeds from exercises of stock options                            10.8          0.7
  Other financing activities                                           1.3         (0.3)
                                                               -----------  -----------
  Total cash flows from financing activities                         118.7        (44.0)
                                                               -----------  -----------
Effect of exchange rate changes on cash                               (1.0)         0.6
                                                               -----------  -----------
Decrease in cash and equivalents                                     (75.9)       (89.3)
Cash and equivalents at beginning of year                            174.9        375.3
                                                               -----------  -----------
Cash and equivalents at end of period                          $      99.0  $     286.0
                                                               ===========  ===========

Cash payments during the period for:
  Interest                                                     $       9.9  $      11.5
  Income taxes                                                         7.9          6.2

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995 may not be indicative of results for the full year. In connection with the discontinuance of the Company's insurance segment, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                            March    December 31
                                             1996        1995
                                         ----------   ----------
                                           Millions of dollars
Sales items                              $     87.3   $     85.2
Supplies and parts                            152.9        121.7
Work in process                                44.2         27.1
Raw materials                                  18.6         17.5
                                         ----------   ----------
     Total                               $    303.0   $    251.5
                                         ==========   ==========

      About one-third of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $19.3 million and $18.3 million higher than reported at March 31, 1996, and December 31, 1995, respectively.

Note 3. General and Administrative Expenses
      General and administrative expenses were $35.6 million and $37.1 million for the three months ended March 31, 1996 and 1995, respectively.

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

                                                  Three Months
                                                 Ended March 31
                                               1996        1995
                                           ----------- -----------
                                              Millions of dollars
Revenues                                   $      41.5 $      58.9
                                           =========== ===========
Operating income                           $      19.7 $      15.7
                                           =========== ===========
Net income                                 $      13.2 $      10.0
                                           =========== ===========

      Included in the Company's revenues for the three months ended March 31, 1996 and 1995 are equity in income of related companies of $21.1 million and $13.8 million, respectively.

Note 6. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which is not expected to be completed until the third quarter of 1996. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
      The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 7.  Discontinued Operations
     On January 23, 1996, the Company spun-off its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), in a tax-free distribution to holders of Halliburton Company common stock. Each common shareholder of the Company received one share of common stock of HIGI for every ten shares of Halliburton Company common stock. Approximately 11.4 million common shares of HIGI were issued in conjunction with the spin-off.

     The following summarizes the results of operations of the discontinued operations:

                                                 Three Months
                                              Ended March 31, 1995
                                                 --------------
                                              Millions of dollars
      Revenues                                   $       55.9
                                                 ==============
      Income before income taxes                 $        1.0
      Provision for income taxes                         (0.2)
                                                 --------------
      Net income from discontinued operations    $        0.8
                                                 ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions and exchange control and currency problems. Legislation is currently pending in the United States Congress seeking to impose sanctions on foreign companies and their affiliates who make certain investments in petroleum resources in Iran or Libya or sell certain products or technology which enhance the ability of those countries to develop their petroleum resources. If such pending legislation becomes enacted into law it could adversely impact the Company's ability to provide services and/or products to some of its foreign customers, including the cessation of operations and trading by certain foreign subsidiaries of the Company with customers in such countries. At the present time it is not possible to determine the exact terms of pending legislation which may become law or their impact on the Company. However, in such event it is possible that the Company may lose the ability to realize the value of equipment and other assets, including accounts receivable, associated with such business and that such loss may be material to the results of operations of the Company for some future period.

RESULTS OF OPERATIONS

Revenues
      Consolidated revenues increased 30% to $1,661.4 million in the first quarter of 1996 compared with $1,273.9 million in the same quarter of the prior year. Approximately 53% of the Company's consolidated revenues were derived from international activities in the first quarter of 1996 compared to 52% in the first quarter of 1995. Consolidated international revenues increased 33% in the first quarter of 1996 over the first quarter of 1995. Consolidated United States revenues increased by 28% in the first quarter of 1996 compared to the first quarter of 1995.
      Energy Services revenues increased by 17% compared with a 2% increase in drilling activity as measured by the worldwide rotary rig count for the same quarter of the prior year. International revenues increased by 16%, reflecting growth in all product and service lines in the Europe/Africa and Latin America markets. United States revenues increased 18% while the United States rig count remained relatively unchanged from the same quarter of the prior year.
      Engineering and Construction Services revenues increased 42% to $998.1 million compared with $704.9 million in the same quarter of the prior year due primarily to higher activity levels in the pulp and paper, energy and chemicals industries as well as a service contract with the U.S. Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.

Operating income
      Consolidated operating income increased 31% to $80.8 million in the first quarter of 1996 compared with $61.7 million in the same quarter of the prior year. Approximately 56% of the Company's consolidated operating income was derived from international activities in the first quarter of 1996 compared to 53% in the first quarter of 1995.
      Energy Services operating income increased 29% to $67.3 million in the first quarter of 1996 compared with $52.3 million in the same quarter of the prior year. The operating margin for the first quarter of 1996 was 10.1% compared to the prior year operating margin of 9.2%. The increase in operating income in 1996 is primarily related to higher activity levels in North America, from deepwater drilling in the Gulf of Mexico; Latin America, primarily related to Brazil, Mexico, and Venezuela; and Europe/Africa, primarily related to the North Sea, Algeria and Nigeria.
      Engineering and Construction Services operating income increased 42% to $22.3 million compared to $15.7 million in the first quarter of the prior year. Operating margins were 2.2% for both the 1996 and 1995 first quarters. The increase in operating income is primarily related to improved performance in international marine construction activities.

Nonoperating items
      Interest expense decreased to $4.9 million in the first quarter of 1996 compared to $12.8 million in the same quarter of the prior year due primarily to the redemption of the zero coupon convertible subordinated debentures in September 1995, and the redemption of the $42.0 million term loan in December 1995.
      Interest income decreased in 1996 primarily due to lower levels of invested cash due mainly to the redemption of long-term debt.
      Foreign currency gains were $1.0 million for the first quarter of 1996 as compared to $4.7 for the same quarter in 1995. The prior year quarter benefited from a $7.7 million realized gain in Nigeria from the devaluation of the naira offset by losses primarily related to the Mexican peso.

Net income
      Net  income  from  continuing  operations  in the  first  quarter  of 1996 increased 35% to $51.5 million, or 45 cents per share, compared with $38.3 million, or 33 cents per share, in the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the first quarter of 1996 with cash and equivalents of $99.0 million, a decrease of $75.9 million from the end of 1995.

Operating activities
      Cash flows used in operating activities were $164.6 million in the first three months of 1996, as compared to $5.1 million in the first three months of 1995. The major operating activity use of cash was to fund working capital requirements related to increased revenues especially the service contract to provide technical and logistical support for military peacekeeping operations in Bosnia.

Financing activities
      Cash flows from financing activities were $118.7 million in the first three months of 1996 compared to use of $44.0 million in the first three months of 1995. The Company borrowed $140.0 million in short-term funds consisting of commercial paper in the first three months of 1996 to fund cash requirements.
      The Company has the ability to borrow additional short-term and long-term funds if necessary.

DISCONTINUED OPERATIONS

      The Company completed its exit from the insurance industry business on January 23, 1996, with distribution of the Company's property and casualty insurance subsidiary, Highlands Insurance Group, Inc., to its shareholders in a tax-free spin-off. The operations of the Insurance Services Group have been classified as discontinued operations.

ENVIRONMENTAL MATTERS

       The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 6 to the financial statements for additional information on the one site.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the quarter ended March 31, 1996 (included only in the copy of this report filed electronically with the Commission).

(b)   Reports on Form 8-K

      During the first quarter of 1996:

      A Current Report was filed on Form 8-K dated January 24, 1996, reporting on Item 5. Other Events, regarding press releases dated January 23, 1996, announcing the completion of the spin-off of Highlands Insurance and 1995 fourth quarter results.

      A Current Report was filed on Form 8-K dated February 16, 1996, reporting on Item 5. Other Events, regarding a press release dated February 15, 1996, announcing the first quarter dividend.

      A Current Report was filed on Form 8-K dated March 25, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated March 25, 1996, announcing the registrant's naming of Celeste Colgan as Vice President for Human Resources.

      During the second quarter of 1996 to the date hereof:

      A Current Report was filed on Form 8-K dated April 10, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated April 8, 1996, announcing the alliance of BP, Brown & Root, and others to design and build the surface production facility for BP's Schiehallion Field.

      A Current Report was filed on Form 8-K dated April 25, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated April 22, 1996, announcing first quarter results.

      A Current Report was filed on  Form 8-K  dated  May 7, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated May 6, 1996, announcing the installation of first multi-lateral system with full re-entry access.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HALLIBURTON  COMPANY
                                (Registrant)




Date         May 14, 1996            By  /s/        David J. Lesar
       ----------------------           ----------------------------------

                                                    David J. Lesar
                                                Executive Vice President
                                                Chief Financial Officer




Date         May 14, 1996            By  /s/       Scott R. Willis
       ----------------------           ----------------------------------
                                                   Scott R. Willis
                                                     Controller
                                            Principal Accounting Officer