Form 10-Q
period 1996-06-30
HALLIBURTON CO
filed 1996-07-29
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 11, 1996 - 114,869,448


                                      INDEX
                                                                                                  Page No.

         PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 1996 and
                     December 31, 1995                                                                   2

                   Condensed Consolidated Statements of Income for the three and
                     six months ended June 30, 1996 and 1995                                             3

                   Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1996 and 1995                                                 4

                   Notes to Condensed Consolidated Financial Statements                             5 -  7

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                 8 - 11

        PART II.   OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders                                  12

         Item 6.   Listing of Exhibits and Reports on Form 8-K                                     12 - 13

      Signatures                                                                                        14

       Exhibits:   Computation of earnings per common share for the three and
                     six months ended June 30, 1996 and 1995                                           15

                   Financial data schedule for the six months ended June 30,
                     1996 (included only in the copy of this report filed electronically with the Commission).

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)
                                                                     June 30     December 31
                                                                       1996          1995
                                                                    ----------    ----------

                         ASSETS
Current assets:
Cash and equivalents                                                $     14.2    $    174.9
Receivables:
  Notes and accounts receivable                                        1,258.1       1,157.3
  Unbilled work on uncompleted contracts                                 389.7         233.7
                                                                    ----------    ----------
    Total receivables                                                  1,647.8       1,391.0
Inventories                                                              306.3         251.5
Deferred income taxes                                                    128.1         137.5
Other current assets                                                     100.0          95.0
                                                                    ----------    ----------
   Total current assets                                                2,196.4       2,049.9

Property, plant and equipment,
  less accumulated depreciation of $2,234.8 and $2,225.8               1,124.7       1,111.2
Equity in and advances to related companies                              184.9         115.4
Excess of cost over net assets acquired                                  204.5         207.5
Deferred income taxes                                                     14.1           5.6
Other assets                                                             153.4         157.0
                                                                    ==========    ==========
   Total assets                                                     $  3,878.0    $  3,646.6
                                                                    ==========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                            $     49.4    $      4.8
Current maturities of long-term debt                                       0.1           5.2
Accounts payable                                                         403.7         357.3
Accrued employee compensation and benefits                               131.9         151.8
Advance billings on uncompleted contracts                                397.5         301.8
Income taxes payable                                                      88.0          95.8
Other current liabilities                                                236.9         239.4
                                                                    ----------    ----------
   Total current liabilities                                           1,307.5       1,156.1

Long-term debt                                                           200.0         200.0
Reserve for employee compensation and benefits                           274.6         262.8
Deferred credits and other liabilities                                   265.0         277.9
                                                                    ----------    ----------
  Total liabilities                                                    2,047.1       1,896.8
                                                                    ----------    ----------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares, issued 119.0 and 119.1 shares               297.6         297.6
  Paid-in capital in excess of par value                                 207.4         199.4
  Cumulative translation adjustment                                      (29.1)        (28.0)
  Retained earnings                                                    1,492.6       1,431.4
                                                                    ----------    ----------
                                                                       1,968.5       1,900.4
  Less 4.2 and 4.6 shares of treasury stock, at cost                     137.6         150.6
                                                                    ----------    ----------
  Total shareholders' equity                                           1,830.9       1,749.8
                                                                    ==========    ==========
    Total liabilities and shareholders' equity                      $  3,878.0    $  3,646.6
                                                                    ==========    ==========

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)
                                                                   Three Months               Six Months
                                                                   Ended June 30             Ended June 30
                                                               ----------------------    ----------------------
                                                                 1996         1995         1996         1995
                                                               ---------    ---------    ---------    ---------
Revenues
  Energy services                                              $   721.5    $   629.6    $ 1,384.8    $ 1,198.6
  Engineering and construction services                          1,055.3        768.0      2,053.4      1,472.9
                                                               =========    =========    =========    =========
     Total revenues                                            $ 1,776.8    $ 1,397.6    $ 3,438.2    $ 2,671.5
                                                               =========    =========    =========    =========

Operating income
  Energy services                                              $    92.1    $    71.0    $   159.4    $   123.3
  Engineering and construction services                             26.4         33.3         48.7         49.0
  General corporate                                                 (8.4)        (7.3)       (17.2)       (13.6)
                                                               ---------    ---------    ---------    ---------
    Total operating income                                         110.1         97.0        190.9        158.7

Interest expense                                                    (5.8)       (12.3)       (10.7)       (25.1)
Interest income                                                      2.5          5.7          5.5         14.2
Foreign currency gains (losses)                                     (3.0)        (1.6)        (2.0)         3.1
Other nonoperating income, net                                      (0.6)        (0.6)           -         (0.6)
                                                               ---------    ---------    ---------    ---------
Income from continuing operations before
  income taxes                                                     103.2         88.2        183.7        150.3
Provision for income taxes                                         (36.1)       (33.4)       (65.1)       (57.2)
                                                               ---------    ---------    ---------    ---------

Income from continuing operations                                   67.1         54.8        118.6         93.1

Income from discontinued operations, net of income taxes               -          1.4            -          2.2
                                                               ---------    ---------    ---------    ---------

Net income                                                     $    67.1    $    56.2    $   118.6    $    95.3
                                                               =========    =========    =========    =========

Average number of common and common share
  equivalents outstanding                                          115.6        114.4        115.5        114.4

Income per share
  Continuing operations                                        $    0.58    $    0.48    $    1.03    $    0.81
  Discontinued operations                                              -         0.01            -         0.02
                                                               =========    =========    =========    =========
  Net income                                                   $    0.58    $    0.49    $    1.03    $    0.83
                                                               =========    =========    =========    =========

Cash dividends paid per share                                  $    0.25    $    0.25    $    0.50    $    0.50

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)


                                                                    Six Months
                                                                   Ended June 30
                                                               ----------------------
                                                                 1996         1995
                                                               ---------    ---------
Cash flows from operating activities:
  Net income                                                   $   118.6    $    95.3
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                119.6        120.1
      Provision (benefit) for deferred income taxes                 13.1         (0.8)
      Net income from discontinued operations                          -         (2.2)
      Other non-cash items                                         (29.2)       (14.9)
      Other changes, net of non-cash items:
        Receivables                                               (257.0)       (91.8)
        Inventories                                                (54.8)         5.8
        Accounts payable                                            55.6         39.3
        Other working capital, net                                  85.6        (49.7)
      Other, net                                                   (48.8)        19.2
                                                               ---------    ---------
  Total cash flows from operating activities                         2.7        120.3
                                                               ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                            (135.7)      (120.7)
  Sales of property, plant and equipment                            21.8         20.0
  Purchases of businesses                                           (0.5)        (6.0)
  Other investing activities                                       (42.3)        (7.4)
                                                               ---------    ---------
  Total cash flows from investing activities                      (156.7)      (114.1)
                                                               ---------    ---------
Cash flows from financing activities:
  Payments on long-term borrowings                                  (5.1)       (10.1)
  Borrowings (repayments) of short-term debt                        44.6         (5.1)
  Payments of dividends to shareholders                            (57.4)       (57.1)
  Proceeds from exercises of stock options                          13.6          0.7
  Other financing activities                                        (1.3)        (0.4)
                                                               ---------    ---------
  Total cash flows from financing activities                        (5.6)       (72.0)
                                                               ---------    ---------
Effect of exchange rate changes on cash                             (1.1)        (0.5)
                                                               ---------    ---------
Decrease in cash and equivalents                                  (160.7)       (66.3)
Cash and equivalents at beginning of year                          174.9        375.3
                                                               =========    =========
Cash and equivalents at end of period                          $    14.2    $   309.0
                                                               =========    =========

Cash payments during the period for:
  Interest                                                     $    11.4    $    13.7
  Income taxes                                                      19.2         14.4

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1996 and 1995 may not be indicative of results for the full year. In connection with the discontinuance of the Company's insurance segment, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                         June 30      December 31
                                          1996           1995
                                        ---------     -----------
                                          Millions of dollars
        Sales items                     $    91.4     $      85.2
        Supplies and parts                  152.0           121.7
        Work in process                      41.7            27.1
        Raw materials                        21.2            17.5
                                        =========     ===========
             Total                      $   306.3     $     251.5
                                        =========     ===========

      About one-third of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $20.9 million and $18.3 million higher than reported at June 30, 1996, and December 31, 1995, respectively.

Note 3. General and Administrative Expenses
      General and administrative expenses were $38.9 million and $41.8 million for the three months ended June 30, 1996 and 1995, respectively. General and administrative expenses were $74.5 million and $78.9 million for the six months ended June 30, 1996 and 1995, respectively.

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

                               Three Months           Six Months
                               Ended June 30         Ended June 30
                            -------------------   --------------------
                              1996       1995       1996       1995
                            --------   --------   --------   ---------
                            Millions of dollars   Millions of dollars
Revenues                    $   60.9   $  116.4   $  102.4   $  175.3
                            ========   ========   ========   ========
Operating income            $    9.7   $   38.1   $   29.4   $   53.8
                            ========   ========   ========   ========
Net income                  $    6.5   $   25.0   $   19.7   $   35.0
                            ========   ========   ========   ========

      Included in the Company's revenues for the three months ended June 30, 1996 and 1995 are equity in income of related companies of $19.5 million and $26.6 million, respectively. The amounts included in revenues for the six months ended June 30, 1996 and 1995 are $40.6 million and $40.4 million, respectively.
      In the second quarter of 1996, M-I Drilling Fluids, Inc., one of the Company's joint ventures which is 36% owned and a part of Energy Services, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included in cash flows from other investing activities.

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

Note 7.  Acquisitions
     On June 30, 1996, the Company entered into a definitive agreement providing for the acquisition of Landmark Graphics Corporation (Landmark). Landmark is the leading supplier of integrated exploration and production information systems and professional services for the petroleum industry. Headquartered in Houston, Texas, Landmark customers include 90 percent of the world's largest oil and gas companies.

     Under terms of the agreement, the Company will issue 0.574 of a share of its common stock for each outstanding share of Landmark common stock. The acquisition will result in the issuance of approximately 10.0 million shares of the Company common stock. Approximately 124.8 million shares of the Company's common stock will be outstanding after such issuance.
     The proposed merger has received unanimous approval from the respective boards of directors of each company, but is subject to the approval of
Landmark's stockholders and Hart-Scott-Rodino antitrust clearance. For accounting purposes the merger will be structured as a pooling of interests and, for federal income tax purposes, as a tax-free exchange to Landmark shareholders. The companies anticipate completion of the acquisition during the fall of 1996.
     At the same time, the Company and Landmark announced that they are pursuing the formation of an alliance with Electronic Data Systems (EDS) to develop a worldwide distributed data management capability that integrates all information associated with the oil field lifecycle. This alliance will be designed to combine the leadership of the Company in oil field energy services, Landmark in geoscience and engineering software systems and services, and EDS in global information services.
     The  intent of the  alliance  will be to create an  information  management environment that will automate and integrate petroleum exploration and production from energy company offices throughout their oil fields. This scaleable environment will have the potential to encompass applications, workflows, processes and data from the Company, Landmark and EDS. It will be based on industry standards and open to any software supplier, service company or energy company for widespread adoption.
     The following supplemental unaudited pro forma combined financial information, is based on adjustments to the historical consolidated statements of income of the Company and Landmark to give effect to the merger using the pooling of interests method of accounting for business combinations. The following information may not necessarily reflect the results of operations of the Company that would have actually resulted had the merger occurred as of the date and for the periods indicated or reflect the future earnings of the Company.

                                                Three Months Ended June 30     Six Months Ended June 30
                                                ---------------------------   ---------------------------
                                                    1996           1995           1996           1995
                                                ------------   ------------   ------------   ------------
                                                  Millions of dollars and shares, except per share data
Revenues                                        $    1,830.8   $    1,446.8   $    3,535.5   $    2,765.7
                                                ============   ============   ============   ============
Operating income                                $      115.7   $      103.8   $      187.3   $      168.9
                                                ============   ============   ============   ============
Income from continuing operations               $       71.8   $       60.3   $      117.3   $      101.8
                                                ============   ============   ============   ============
Income per share from continuing operations     $       0.57   $       0.48   $       0.93   $       0.82
                                                ============   ============   ============   ============
Average common shares outstanding                      125.6          124.5          125.5          124.4
                                                ============   ============   ============   ============

Note 8.  Discontinued Operations
     On January 23, 1996, the Company spun-off its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), in a tax-free distribution to holders of Halliburton Company common stock. Each common shareholder of the Company received one share of common stock of HIGI for every ten shares of Halliburton Company common stock. Approximately 11.4 million common shares of HIGI were issued in conjunction with the spin-off.

     The following summarizes the results of operations of the discontinued operations:

                                                     Three Months              Six Months
                                                  Ended June 30, 1995      Ended June 30, 1995
                                                  -------------------      -------------------
                                                  Millions of dollars      Millions of dollars
      Revenues                                    $              81.7      $             137.6
                                                  ===================      ===================
      Income before income taxes                  $               2.9      $               3.9
      Provision for income taxes                                 (1.5)                    (1.7)
                                                  -------------------      -------------------
      Net income from discontinued operations     $               1.4      $               2.2
                                                  ===================      ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT AND OUTLOOK

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this 10-Q and elsewhere, which are forward looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. Future trends for revenues and profitability remain difficult to predict in the industries served by the Company. The Company continues to face many risks and uncertainties including: unsettled political conditions, war, civil unrest, currency controls and governmental actions in countries of operation; new trade restrictions and economic embargoes; environmental laws, including those that require emission performance standards for new and existing facilities; governmental spending for military and logistical support; operations in higher risk countries; technological and structural changes in the industries served by the Company; changes in the price of oil and natural gas; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in world economic conditions related to capital spending by governments for infrastructure.
      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions and exchange control and currency problems. Recently enacted United States law provides for sanctions on foreign companies and, in some cases, their affiliates which make certain investments in petroleum resources in Iran or Libya or sell to such countries certain products or technology which enhance the ability of those countries to develop their petroleum resources. This new law may adversely impact the Company's ability to provide services and/or products to some of its foreign customers, including the cessation of operations and trading by certain foreign subsidiaries of the Company with customers in such countries. Although at the present time it is not possible to determine the exact nature of the impact of such law on the Company, it is possible that the Company's ability to realize the value of equipment and other assets, including accounts receivable, associated with such business may become impaired and that such impairment may be material to the results of operations of the Company for some future period.

RESULTS OF OPERATIONS

Second Quarter of 1996 Compared with the Second Quarter of 1995
Revenues
      Consolidated revenues increased 27% to $1,776.8 million in the second quarter of 1996 compared with $1,397.6 million in the same quarter of the prior year. Approximately 56% of the Company's consolidated revenues were derived from international activities in the second quarter of 1996 compared to 52% in the second quarter of 1995. Consolidated international revenues increased 35% in the second quarter of 1996 over the second quarter of 1995. Consolidated United States revenues increased by 19% in the second quarter of 1996 compared to the second quarter of 1995.
      Energy Services revenues increased by 15% compared with an 8% increase in drilling activity as measured by the worldwide rotary rig count for the second quarter of 1996 over the same quarter of the prior year. International revenues increased by 12%, reflecting growth in all product and service lines in the Europe/Africa markets. United States revenues increased 18% while the United States rig count increased 12% over the same quarter of the prior year.
      Engineering and Construction Services revenues increased 37% to $1,055.3 million compared with $768.0 million in the same quarter of the prior year due primarily to higher activity levels in the pulp and paper, energy and chemicals industries as well as a service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.

Operating income
      Consolidated operating income increased 13% to $110.1 million in the second quarter of 1996 compared with $97.0 million in the same quarter of the prior year. Approximately 86% of the Company's consolidated operating income was derived from international activities in the second quarter of 1996 compared to 72% in the second quarter of 1995.

      Energy Services operating income increased 30% to $92.1 million in the second quarter of 1996 compared with $71.0 million in the same quarter of the prior year. The operating margin for the second quarter of 1996 was 12.8% compared to the prior year operating margin of 11.3%. The increase in operating income in 1996 is primarily related to higher activity levels in North America, from deepwater drilling in the Gulf of Mexico and Europe/Africa, primarily related to the North Sea, Nigeria, and the Congo basin.
      Engineering and Construction Services operating income decreased 21% to $26.4 million compared to $33.3 million in the second quarter of the prior year. Operating margins were 2.5% in the second quarter of 1996 compared to 4.3% in the prior year second quarter. Results for the quarter include $31.8 million income relating to gain sharing revenue on the Brown & Root portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. This was offset by a $14.2 million reduction in income due to lower activity levels and revenues generated by EMC, its 50%-owned pipeline construction affiliate, and a $16.3 million charge relating to the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project.
      During the second quarter Brown & Root determined that the Dulles Greenway toll road extension project which began operation in September 1995 will never achieve financial viability for Brown & Root and its equity partners in the venture. This was based upon a new study of traffic projections which concluded that traffic revenue will continue to fall short of original expectations. As a result, the partners have ceased funding the cash shortfall and consequently could lose their entire investment. This resulted in a $16.3 million impairment loss in the second quarter of 1996.

 Nonoperating items
      Interest expense decreased to $5.8 million in the second quarter of 1996 compared to $12.3 million in the same quarter of the prior year due primarily to the redemption of the zero coupon convertible subordinated debentures in September 1995, and the redemption of the $42.0 million term loan in December 1995.
      Interest income decreased in 1996 primarily due to lower levels of invested cash due mainly to the redemption of long-term debt.
      Foreign currency losses were $3.0 million for the second quarter of 1996 as compared to $1.6 million for the same quarter in 1995. The losses in 1996 were primarily attributable to the devaluation of the Venezuelan bolivar.

Net income
      Net  income  from  continuing  operations  in the  second  quarter of 1996 increased 22% to $67.1 million, or 58 cents per share, compared with $54.8 million, or 48 cents per share, in the same quarter of the prior year.

First Six Months of 1996 Compared with the First Six Months of 1995
Revenues
      Consolidated revenues increased 29% to $3,438.2 million in the first six months of 1996 compared with $2,671.5 million in the same period of the prior year. Approximately 54% of the Company's consolidated revenues were derived from international activities in the first six months of 1996 compared to 52% in the same period of 1995. Consolidated international revenues increased 34% in the first six months of 1996 over the same period of 1995. Consolidated United States revenues increased by 23% in the first six months of 1996 compared to the same period of 1995.
      Energy Services revenues increased by 16% compared with a 5% increase in drilling activity as measured by the worldwide rotary rig count for the first six months of 1996 over the same period of the prior year. International revenues increased by 14%, reflecting growth in the Europe/Africa and Latin America markets. United States revenues increased 18% while the United States rig count increased 6% over the same period of the prior year.
      Engineering and Construction Services revenues increased 39% to $2,053.4 million compared with $1,472.9 million in the same six month period of the prior year due primarily to higher activity levels in the pulp and paper, energy and chemicals industries as well as a service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.

Operating income
      Consolidated operating income increased 20% to $190.9 million in the first six months of 1996 compared with $158.7 million in the same period of the prior year. Approximately 73% of the Company's consolidated operating income was derived from international activities in the first six months of 1996 compared to 65% in the same period of 1995.
      Energy Services operating income increased 29% to $159.4 million in the first six months of 1996 compared with $123.3 million in the same period of the prior year. The operating margin for the first six months of 1996 was 11.5% compared to the prior year operating margin of 10.3%. The increase in operating income in 1996 is primarily related to higher activity levels in North America, from deepwater drilling in the Gulf of Mexico and Europe/Africa, primarily related to the North Sea and Nigeria.
     Engineering and Construction Services operating income for the first six months of 1996 was $48.7 million compared to 1995 operating income of $49.0 million. Operating margins were 2.4% in for the first six months of 1996 and 3.3% for the same period in 1995. Results for the six months include $31.8 million income relating to gain sharing revenue on the Brown & Root portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. This was offset by a $12.2 million reduction in income due to lower activity levels and revenues generated by EMC, its 50%-owned pipeline construction affiliate, and a $16.3 million charge relating to the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project.

Nonoperating items
      Interest expense decreased to $10.7 million in the first six months of 1996 compared to $25.1 million in the same period of the prior year due primarily to the redemption of the zero coupon convertible subordinated debentures in September 1995, and the redemption of the $42.0 million term loan in December 1995.
      Interest income decreased in 1996 primarily due to lower levels of invested cash due mainly to the redemption of long-term debt.
      Foreign currency losses were $2.0 million for the first six months of 1996 as compared to a gain of $3.1 million for the same period in 1995. The prior year period benefited from a $7.7 million realized gain in Nigeria from the devaluation of the naira offset by losses primarily related to the Mexican peso. The current year losses are primarily attributable to the devaluation of the Venezuelan bolivar.

Net income
      Net  income  from  continuing  operations  in the first six months of 1996 increased 27% to $118.6 million, or $1.03 per share, compared with $93.1 million, or 81 cents per share, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the second quarter of 1996 with cash and equivalents of $14.2 million, a decrease of $160.7 million from the end of 1995.

Operating activities
      Cash flows from operating activities were $2.7 million in the first six months of 1996, as compared to $120.3 million in the first six months of 1995. The major operating activity use of cash in 1996 was to fund working capital requirements related to increased revenues including the service contract to provide technical and logistical support for military peacekeeping operations in Bosnia.

Investing activities
      Cash flows used in investing activities were $156.7 million and $114.1 million in the first six months of 1996 and 1995, respectively. Included in 1996 investing activities is $41.3 million related to the Company's share of the purchase price of a subsidiary acquired by the Company's M-I Drilling affiliate.

Financing activities
      Cash flows used in financing activities were $5.6 million in the first six months of 1996 compared to $72.0 million in the first six months of 1995. The Company borrowed $40.0 million in short-term funds consisting of commercial paper in the first six months of 1996 to fund cash requirements. Proceeds from exercises of stock options provided $13.6 million in the first six months of 1996 compared to $0.7 million in the same period of the prior year.
      The Company has the ability to borrow additional short-term and long-term funds if necessary.

LANDMARK GRAPHICS ACQUISITION

      On June 30, 1996, the Company entered into a definitive agreement for the purpose of acquiring Landmark Graphics Corporation in a stock transaction. See
Note 7 to the condensed consolidated financial statements for additional information.

DISCONTINUED OPERATIONS

      The Company completed its exit from the insurance industry segment on January 23, 1996, with distribution of the Company's property and casualty insurance subsidiary, Highlands Insurance Group, Inc., to its shareholders in a tax-free spin-off. The operations of the Insurance Services Group have been classified as discontinued operations.

ENVIRONMENTAL MATTERS

       The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 6 to the condensed consolidated financial statements for additional information on the one site.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 21, 1996, stockholders of the Company were asked to consider and act upon (i) the election of Directors for the ensuing year, (ii) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of the Company for 1996 and (iii) a proposal to amend the 1993 Stock and Long-Term Incentive Plan. Set forth below with respect to each such matter, where applicable, is the number of votes cast for, against or withheld, as well as the number of abstentions.

       a.  Election of Directors:

Name of Nominee                   Votes For                Votes Withheld

Anne L. Armstrong                 85,943,239                9,642,607
Richard B. Cheney                 85,966,923                9,618,923
Lord Clitheroe                    85,951,605                9,634,241
Robert L. Crandall                85,967,354                9,618,492
William R. Howell                 85,961,457                9,624,389
Dale P. Jones                     85,967,534                9,618,312
C. J. Silas                       85,970,238                9,615,608
Roger T. Staubach                 85,194,952               10,390,894
Richard J. Stegemeier             85,962,537                9,623,309
E. L. Williamson                  85,931,476                9,654,370


      b.  Proposal  to  ratify  the   appointment  of  Arthur  Andersen  LLP  as
independent accountants to examine the financial statements and books and records of the Company for 1996:

      Number of Votes For                  95,326,570
      Number of Votes Against                 141,892
      Number of Votes Abstaining              117,384


      c.  Proposal to amend the 1993 Stock and Long-Term Incentive Plan:

      Number of Votes For                  93,519,442
      Number of Votes Against               1,570,559
      Number of Votes Abstaining              495,845

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the six months ended June 30, 1996 (included only in the copy of this report filed electronically with the Commission).

(b)   Reports on Form 8-K

      During the second quarter of 1996:

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

      A Current  Report was filed on Form 8-K dated May 22,  1996,  reporting on
      Item 5. Other Events, regarding a press release dated May 21, 1996, announcing the election results of its shareholders' meeting and the dividend declaration of the second quarter dividend.

      A Current  Report was filed on Form 8-K dated June 5, 1996,  reporting  on
      Item 5. Other Events, regarding a press release dated June 4, 1996, announcing the Company was named U.S. Environmental Protection Agency Green Lights Corporate Partner of the Year.

      A Current  Report was filed on Form 8-K dated June 21, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated June 20, 1996, announcing the award of a pipeline contract to a joint venture of the Company's Brown & Root subsidiary.

      During the third quarter of 1996 to the date hereof:

      A Current  Report was filed on Form 8-K dated July 3, 1996,  reporting  on
      Item 5. Other Events, regarding a press release dated July 1, 1996, announcing the definitive agreement providing for the acquisition of Landmark Graphics Corporation by Halliburton and the formation of plans to develop a worldwide distributed management solution with Electronic Data Systems Corporation.

      A Current  Report was filed on Form 8-K dated July 19, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated July 18, 1996, announcing the dividend declaration of the second quarter dividend.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HALLIBURTON  COMPANY
                                                 (Registrant)




Date       July 29, 1996                      By  /s/    David J. Lesar
    ---------------------------                 ----------------------------
                                                         David J. Lesar
                                                    Executive Vice President
                                                    Chief Financial Officer




Date       July 29, 1996                      By  /s/    Scott R. Willis
     --------------------------                 -----------------------------
                                                         Scott R. Willis
                                                           Controller
                                                  Principal Accounting Officer