Form 10-Q
period 1996-09-30
HALLIBURTON CO
filed 1996-11-13
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1996

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

 Common stock, par value $2.50 per share:
Outstanding at October 31, 1996 - 125,201,026



                                      INDEX
                                                                                                         Page No.

           PART I.     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at September 30,
                        1996 and December 31, 1995                                                        2

                       Condensed Consolidated Statements of Income for the
                       three and nine months ended September 30, 1996 and 1995                            3

                       Condensed Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 1996 and 1995                                     4

                       Notes to Condensed Consolidated Financial Statements                             5 -  9

           Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                 9 - 13

          PART II.     OTHER INFORMATION

           Item 6.     Listing of Exhibits and Reports on Form 8-K                                        14

        Signatures                                                                                        15

         Exhibits:     By-laws of the Company, as amended through July 18, 1996

                       Computation  of earnings  per common  share for the
                        three and nine months ended September 30, 1996 and 1995

                       Financial data schedule for the nine months ended
                       September 30, 1996 (included only in the copy of this report filed electronically with the Commission).


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)

                                              September 30         December 31
                                                    1996              1995
                                            --------------       ---------------

                                    ASSETS
Current assets:
Cash and equivalents                        $        35.1         $    174.9
Receivables:
  Notes and accounts receivable                   1,386.2            1,157.3
  Unbilled work on uncompleted contracts            292.3              233.7
                                           ---------------       ---------------
    Total receivables                             1,678.5            1,391.0
Inventories                                         312.3              251.5
Deferred income taxes                               135.2              137.5
Other current assets                                107.4               95.0
                                           ---------------       ---------------
   Total current assets                           2,268.5            2,049.9

Property, plant and equipment,
   less accumulated depreciation of $2,230.7
   and $2,225.8                                   1,176.0            1,111.2
Equity in and advances to related companies         219.9              115.4
Excess of cost over net assets acquired             213.7              207.5
Deferred income taxes                                53.8                5.6
Other assets                                        154.8              157.0
                                           ---------------       ---------------
   Total assets                             $     4,086.7         $  3,646.6
                                           ===============       ===============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                    $        60.3         $      4.8
Current maturities of long-term debt                  0.1                5.2
Accounts payable                                    472.4              357.3
Accrued employee compensation and benefits          164.7              151.8
Advance billings on uncompleted contracts           359.7              301.8
Income taxes payable                                 94.4               95.8
Other current liabilities                           300.9              239.4
                                           ---------------       ---------------
   Total current liabilities                      1,452.5            1,156.1

Long-term debt                                      200.0              200.0
Reserve for employee compensation and benefits      282.0              262.8
Deferred credits and other liabilities              262.7              277.9
                                           ---------------       ---------------
  Total liabilities                               2,197.2            1,896.8
                                           ---------------       ---------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares, issued 119.0
    and 119.1 shares                                297.6              297.6
  Paid-in capital in excess of par value            208.0              199.4
  Cumulative translation adjustment                 (26.8)             (28.0)
  Retained earnings                               1,546.4            1,431.4
                                           ---------------       ---------------
                                                  2,025.2            1,900.4
  Less 4.1 and 4.6 shares of treasury
     stock, at cost                                 135.7              150.6
                                           ---------------       ---------------
  Total shareholders' equity                      1,889.5            1,749.8
                                           ---------------       ---------------
    Total liabilities and shareholders'
     equity                                 $     4,086.7         $  3,646.6
                                           ===============       ===============

See notes to condensed consolidated financial statements.

                                   2

                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)

                                                                     Three Months                       Nine Months
                                                                   Ended September 30                 Ended September 30
                                                              ------------------------------     -----------------------------
                                                                  1996            1995             1996             1995
                                                             -------------   --------------   -------------   ---------------

Revenues
   Energy services                                           $    779.0      $     683.0      $   2,163.8      $   1,881.6
   Engineering and construction services                        1,034.3            806.8          3,087.7          2,279.7
                                                             --------------  --------------   --------------   ---------------
      Total revenues                                         $  1,813.3      $   1,489.8      $   5,251.5      $   4,161.3
                                                             ==============  ==============   ==============   ===============

 Operating income
   Energy services                                           $    101.8      $      88.2      $     261.2      $     211.5
   Engineering and construction services                           37.5             31.2             86.2             80.2
   Special charges                                                (65.3)             -              (65.3)             -
   General corporate                                               (9.2)            (8.3)           (26.4)           (21.9)
                                                             --------------  --------------   --------------   ---------------
     Total operating income                                        64.8            111.1            255.7            269.8

 Interest expense                                                  (6.8)           (15.0)           (17.5)           (40.1)
 Interest income                                                    4.0             10.0              9.5             24.2
 Foreign currency gains (losses)                                   (0.5)            (2.5)            (2.5)             0.6
 Other nonoperating income, net                                    (0.2)             0.1             (0.2)            (0.5)
                                                             --------------  --------------   --------------   ---------------
 Income from continuing operations before
   income taxes                                                    61.3            103.7            245.0            254.0
 Benefit (provision) for income taxes                              21.3            (34.9)           (43.8)           (92.1)
                                                             --------------  --------------   --------------   ---------------

 Income from continuing operations                                 82.6             68.8            201.2            161.9

 Loss from discontinued operations, net of income taxes             -              (67.7)             -              (65.5)
                                                             --------------  --------------   --------------   ---------------

 Net income                                                  $     82.6      $       1.1      $     201.2      $      96.4
                                                             ==============  ==============   ==============   ===============

 Average number of common and common share
   equivalents outstanding                                        115.6            114.6            115.6            114.4

 Income per share
   Continuing operations                                     $     0.71      $      0.60      $      1.74      $      1.41
   Discontinued operations                                         -               (0.59)            -               (0.57)
                                                             --------------  --------------   --------------   ---------------
   Net income                                                $     0.71      $      0.01      $      1.74      $      0.84
                                                             ==============  ==============   ==============   ===============

 Cash dividends paid per share                               $     0.25      $      0.25      $      0.75      $      0.75

See notes to condensed consolidated financial statements.

                                        3



                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)


                                                         Nine Months
                                                     Ended September 30
                                                --------------------------------
                                                    1996               1995
                                                -------------      -------------

Cash flows from operating activities:
  Net income                                     $     201.2        $      96.4
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation, depletion and amortization         183.8              182.7
      Provision (benefit) for deferred income taxes    (27.2)               7.7
      Net loss from discontinued operations              -                 65.5
      Other non-cash items                             (65.6)             (22.8)
      Other changes, net of non-cash items:
        Receivables                                   (271.6)             (38.5)
        Inventories                                    (60.8)              (8.2)
        Accounts payable                               106.3               27.9
        Other working capital, net                     135.8               72.6
      Other, net                                       (52.9)             (30.3)
                                                -------------      -------------
  Total cash flows from operating activities           149.0              353.0
                                                -------------      -------------
Cash flows from investing activities:
  Capital expenditures                                (242.7)            (186.8)
  Sales of property, plant and equipment                30.3               25.6
  (Purchases) sales of businesses                       (7.8)              11.9
  Other investing activities                           (43.9)              (8.8)
                                                -------------      -------------
  Total cash flows from investing activities          (264.1)            (158.1)
                                                -------------      -------------
Cash flows from financing activities:
  Payments on long-term borrowings                      (5.1)            (405.9)
  Borrowings (repayments) of short-term debt            55.5               (7.5)
  Payments of dividends to shareholders                (86.2)             (85.7)
  Proceeds from exercises of stock options              14.4                1.8
  Other financing activities                            (1.8)              (0.8)
                                                -------------      -------------
  Total cash flows from financing activities           (23.2)            (498.1)
                                                -------------      -------------
Effect of exchange rate changes on cash                 (1.5)              (1.3)
                                                -------------      -------------
Decrease in cash and equivalents                      (139.8)            (304.5)
Cash and equivalents at beginning of year              174.9              375.3
                                                -------------      -------------
Cash and equivalents at end of period            $      35.1        $      70.8
                                                =============      =============

Cash payments during the period for:
  Interest                                       $      23.3        $      26.6
  Income taxes                                          21.5               21.5

See notes to condensed consolidated financial statements.

                                   4

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1996; the results of its operations for the three and nine months ended September 30, 1996 and 1995; and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1996 and 1995 may not be indicative of results for the full year. In connection with the discontinuance of the Company's insurance segment, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                           September 30      December 31
                                                1996            1995
                                          ------------     -------------
                                              Millions of dollars

             Sales items                    $     96.1      $      85.2
             Supplies and parts                  154.5            121.7
             Work in process                      42.2             27.1
             Raw materials                        19.5             17.5
                                           -----------     -------------
                  Total                     $    312.3      $     251.5
                                           ===========     =============

      About 40% of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $18.3 million higher than reported at September 30, 1996.

Note 3. General and Administrative Expenses
      General and administrative expenses were $43.7 million and $33.8 million for the three months ended September 30, 1996 and 1995, respectively. General and administrative expenses were $118.2 million and $112.7 million for the nine months ended September 30, 1996 and 1995, respectively.

Note 4. Income Per Share
      Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.
                                   5

Note 5. Related Companies
      The Company conducts some of its operations through various joint venture and other partnership forms which are accounted for using the equity method. Included in the Company's revenues for the three months ended September 30, 1996 and 1995 are equity in income of related companies of $25.5 million and $23.3 million, respectively. The amounts included in revenues for the nine months ended September 30, 1996 and 1995 are $66.1 million and $63.7 million, respectively. European Marine Contractors, Limited (EMC), which is 50% owned by the Company and part of Brown & Root Energy Services, specializes in engineering, procurement and construction of marine pipelines. Summarized operating results for 100% of the operations of EMC are as follows:

                           Three Months                    Nine Months
                       Ended September 30               Ended September 30
                    --------------------------    ----------------------------
                        1996           1995            1996           1995
                    ------------   -----------    -----------   --------------
                        Millions of dollars            Millions of dollars

  Revenues          $    57.1     $   119.9       $   159.5      $    295.2
                    ===========   ===========     ===========    =============
  Operating income  $    23.7     $    33.4       $    53.1      $     87.3
                    ===========   ===========     ===========    =============
  Net income        $    14.8     $    21.7       $    34.5      $     56.7
                    ===========   ===========     ===========    =============

      In the second quarter of 1996, M-I Drilling Fluids, L.L.C., one of the Company's joint ventures which is 36% owned and a part of Energy Services, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included in cash flows from other investing activities.

Note 6. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the fourth quarter of 1997. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
     The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.
                                   6

Note 7.  Acquisitions
     On October 4, 1996, the Company completed its acquisition of Landmark Graphics Corporation (Landmark) through the merger of Landmark with a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 10.2 million shares of common stock of the Company and the assumption by the Company of outstanding Landmark stock options ( for the exercise of which the Company has reserved an aggregate of approximately 1.5 million shares of common stock of the Company).
     Landmark, together with its subsidiaries, designs, markets and supports sophisticated computer-aided exploration and computer-aided reservoir management software and systems. Geologists, geophysicists, petrophysicists and engineers in more than 70 countries use Landmark products in exploration for and production of oil and gas.
     Landmark offers an extensive line of integrated software applications for seismic processing, three dimensional and two dimensional seismic interpretation, geologic and petrophysical interpretation, mapping and modeling, well log and production analysis, drilling and production engineering and data management. Through its service consulting business, Landmark provides software training, on-site support and assistance in designing computer networks and integrating applications and data. In addition to providing software products, Landmark is a value-added reseller of workstations and other hardware and provides a range of services, including software and systems support and training, systems configuration and network design and data loading and management.
     The acquisition has been accounted for using the "pooling of interests" method of accounting for business combinations. For the fiscal year ended June 30, 1996, Landmark had consolidated revenues of $187.3 million, operating income of $4 million and net income from continuing operations of $5.3 million. At June 30, 1996, Landmark had consolidated total assets of $231.1 million and stockholders' equity of $165.4 million.
     The accompanying unaudited consolidated financial statements do not give retroactive effect to this transaction as it was not completed until after the end of the current reporting period. The following supplemental unaudited pro forma combined financial information is based on the unaudited consolidated financial statements of the Company and Landmark to give effect to the merger using the pooling of interests method of accounting for business combinations. The following information may not necessarily reflect the results of operations or the financial position of the Company that would have actually resulted had the merger occurred as of the date and for the periods indicated or reflect the future earnings of the Company.

              UNAUDITED PRO FORMA COMBINED BALANCE SHEETS

                                        September 30         December 31
                                            1996                1995
                                      ------------------  ------------------
                                               Millions of dollars

  Current assets                      $     2,405.3       $      2,186.0
  Noncurrent assets                         1,909.6              1,678.6
                                     ------------------  -----------------
  Total assets                        $     4,314.9       $      3,864.6
                                     ==================  ==================

   Current liabilities                $     1,512.7       $      1,198.1
   Noncurrent liabilities                     745.6                746.3
   Shareholders' equity                     2,056.6              1,920.2
                                     ------------------  ------------------
   Total liabilities and
     shareholders' equity             $     4,314.9       $      3,864.6
                                     ==================  ==================

                                      7



                UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME

                                                          Three Months Ended               Nine Months Ended
                                                             September 30                     September 30
                                                     -----------------------------    -----------------------------
                                                        1996             1995            1996             1995
                                                     ------------    -------------    ------------    -------------
                                                         Millions of dollars and shares, except per share data

  Revenues
     Energy Services                               $     825.5      $      722.8    $    2,307.7     $  2,015.6
     Engineering and construction services             1,034.3             806.8         3,087.7        2,279.7
                                                   --------------   --------------  --------------   --------------
       Total revenues                              $   1,859.8      $    1,529.6    $    5,395.4     $  4,295.3
                                                   ==============   ==============  ==============   ==============

   Operating income
     Energy services                               $     102.6      $       90.8    $      270.6     $    229.5
     Engineering and construction services                37.5              31.2            86.2           80.2
     Special charges                                     (73.6)             (3.2)          (85.8)          (8.4)
     General corporate                                    (9.2)             (8.3)          (26.4)         (21.9)
                                                   --------------   --------------  --------------   --------------
       Total operating income                      $      57.3      $      110.5    $      244.6     $    279.4
                                                   ==============   ==============  ==============   ==============

   Income from continuing operations               $      75.5      $       69.1    $      192.8     $    170.9
                                                   ==============   ==============  ==============   ==============
   Income per share from continuing operations     $      0.60      $       0.55    $       1.53     $     1.37
                                                   ==============   ==============  ==============   ==============
   Average common shares outstanding                     126.1             124.9           125.8          124.5
                                                   ==============   ==============  ==============   ==============

         Operating income for the three months ended September 30, 1996 include special charges recorded by Landmark of $8.3 million ($7.6 million after tax) for costs incurred for merging with the Company. Operating income for the nine months ended September 30, 1996 include special charges recorded by Landmark of $20.5 million ($16.3 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and assumption of certain liabilities of Western Atlas International, Inc. and of Verticomp and the write-off of redundant assets and activities recorded in the three-month period ended March 31, 1996, as well as the costs for merging with the Company noted above.

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

     The following summarizes the results of operations of the discontinued operations:

                                  Three Months Ended        Nine Months Ended
                                  September 30, 1995        September 30, 1995
                                 -------------------       --------------------
                                 Millions of dollars       Millions of dollars

      Revenues                      $      65.7                $      203.5
                                    ==============             ===============
      Loss before income taxes      $    (130.1)               $     (126.3)
      Benefit for income taxes             69.1                        67.5
      Loss on disposition                  (7.6)                       (7.6)
      Benefit for income taxes              0.9                         0.9
                                    --------------             ---------------
      Net loss from discontinued
               operations           $     (67.7)               $      (65.5)
                                    ==============             ===============

                                        8

Note 9.  Special Charges
     In September 1996, the Company recognized special charges to operating income of $65.3 million ($42.7 million after tax) related to reorganization of Engineering and Construction Services, severance costs for combining general support functions throughout the Company, and certain other business structure costs.
     The Company recognized severance costs of $41.0 million to provide for the termination of approximately one thousand employees related to reorganization efforts at Engineering and Construction Services and plans to combine various administrative support functions into combined shared services for the Company. The terminations impact mostly middle and senior management levels within business unit operations, business unit support, and general and administrative areas. The terminations are to occur primarily during the fourth quarter of 1996 and first half of 1997. The Company also recognized $20.2 million of costs associated with restructuring certain Engineering and Construction Services businesses, providing for excess lease space and other items.
     The above charges to net income were offset by tax credits during the quarter of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service. The Company reached agreement with the Internal Revenue Service (IRS) and recognized net operating loss carryforwards of $62.5 million ($22.5 million in tax benefits) from the 1989 tax year. The net operating loss carryforwards are expected to be utilized in the 1996 and 1997 tax years. In addition, the Company also reached agreement with the IRS on issues related to intercompany pricing of goods and services for the tax years 1989 through 1992 and entered into an advanced pricing agreement for the tax years 1993 through 1998. As a result of these agreements with the IRS, the Company recognized tax benefits of $16.1 million. The Company also recognized net operating loss carryforwards of $14.0 million ($5.1 million in tax benefits) in certain foreign areas due to improving profitability and restructuring of foreign operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT AND OUTLOOK

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this 10-Q and elsewhere, which are forward looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. Future trends for revenues and profitability remain difficult to predict in the industries served by the Company. The Company continues to face many risks and uncertainties including: unsettled political conditions, war, civil unrest, currency controls and governmental actions in countries of operation; trade restrictions and economic embargoes; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in higher risk countries; technological and structural changes in the industries served by the Company; changes in the price of oil and natural gas; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in world
economic   conditions   related  to  capital   spending   by   governments   for
infrastructure.
      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions and exchange control and currency problems. Recently enacted United States law provides for sanctions on foreign companies and, in some cases, their affiliates which make certain investments in petroleum resources in Iran or Libya or sell to such countries certain products or technology which enhance the ability of those countries to develop their petroleum resources. This new law may adversely impact the Company's ability to provide services and/or products to some of its foreign customers, including the cessation of operations and trading by certain foreign subsidiaries of the Company with customers in such countries. Although at the present time it is not possible to determine the exact nature of the impact of such law on the Company, it is possible that the Company's ability to realize the value of equipment and other assets, including accounts receivable, associated with such business may become impaired and that such impairment may be material to the results of operations of the Company for some future period.

RESULTS OF OPERATIONS

Third Quarter of 1996 Compared with the Third Quarter of 1995
Revenues
      Consolidated revenues increased 22% to $1,813.3 million in the third quarter of 1996 compared with $1,489.8 million in the same quarter of the prior year. Approximately 55% of the Company's consolidated revenues were derived from international activities in the third quarter of 1996 compared to 50% in the third quarter of 1995. Consolidated international revenues increased 33% in the third quarter of 1996 over the third quarter of 1995. Consolidated United States revenues increased by 10% in the third quarter of 1996 compared to the third quarter of 1995.
      Energy Services revenues increased by 14% compared with a 9% increase in drilling activity as measured by the worldwide rotary rig count for the third quarter of 1996 over the same quarter of the prior year. International revenues increased by 9%, reflecting growth in Europe/Africa, Latin America, Middle East, and Canada. United States revenues increased 21% while the United States rig count increased 8% over the same quarter of the prior year.
      Engineering and Construction Services revenues increased 28% to $1,034.3 million compared with $806.8 million in the same quarter of the prior year due primarily to higher activity levels in the energy and chemicals industries as well as increased activity pursuant to a service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.

Operating income
      Consolidated operating income decreased 42% to $64.8 million in the third quarter of 1996 compared with $111.1 million in the same quarter of the prior year. The operating income in the third quarter of 1996 includes special charges of $65.3 million for the reorganization of Engineering and Construction Services, reorganization of various company-wide administrative support functions, and other business structure costs. See Note 9 to the condensed consolidated financial statements for additional information about these charges. Excluding the special charges noted above, operating income for the quarter was $130.1 million, or 17% higher than the prior year period. Excluding the special charges, approximately 68% of the Company's consolidated operating income was derived from international activities in the third quarter of 1996 compared to 71% in the third quarter of 1995.
      Energy Services operating income increased 15% to $101.8 million in the third quarter of 1996 compared with $88.2 million in the same quarter of the prior year. The operating margin for the third quarter of 1996 was 13.1% compared to the prior year operating margin of 12.9%. The increase in operating income in 1996 is related to higher activity levels in several areas of the world: North America in the Permian Basin and South Texas areas and from deepwater drilling in the Gulf of Mexico; Europe/Africa, primarily related to the North Sea, Angola/Cabinda area, and the Congo basin; Asia/Pacific; the Middle East; Russia; and Kazakhstan.
      Engineering and Construction Services operating income increased 20% to $37.5 million compared to $31.2 million in the third quarter of the prior year. The increase in operating income includes profits from projects for the pulp and paper and chemicals industry customers and income from the service contract with the US Department of Defense mentioned above. These increases were partially offset by lower energy income primarily driven by lower activity by European Marine Contractors, Limited, and losses on several civil jobs. Operating margins were 3.6% in the third quarter of 1996 compared to 3.9% in the prior year third quarter.

 Nonoperating items
      Interest expense decreased to $6.8 million in the third quarter of 1996 compared to $15.0 million in the same quarter of the prior year due primarily to the redemption of the zero coupon convertible subordinated debentures in September 1995, and the redemption of the $42.0 million term loan in December 1995.
      Interest income decreased in 1996 primarily due to lower levels of invested cash due mainly to the redemption of long-term debt.
      Foreign currency losses were $0.5 million for the third quarter of 1996 as compared to $2.5 million for the same quarter in 1995. The third quarter of the prior year included losses in the Nigerian naira.

      The benefit (provision) for income taxes in the third quarter of 1996 is a benefit of $21.3 million as compared to a provision of $34.9 million in the prior year quarter. The benefit in 1996 includes tax credits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service. See Note 9 to the condensed consolidated financial statements for additional information on the tax benefits recognized in the third quarter of 1996.

Net income
      Net  income  from  continuing  operations  in the  third  quarter  of 1996 increased 20% to $82.6 million, or 71 cents per share, compared with $68.8 million, or 60 cents per share, in the same quarter of the prior year.

First Nine Months of 1996 Compared with the First Nine Months of 1995
Revenues
      Consolidated revenues increased 26% to $5,251.5 million in the first nine months of 1996 compared with $4,161.3 million in the same period of the prior year. Approximately 54% of the Company's consolidated revenues were derived from international activities in the first nine months of 1996 compared to 51% in the same period of 1995. Consolidated international revenues increased 34% in the first nine months of 1996 over the same period of 1995. Consolidated United States revenues increased by 18% in the first nine months of 1996 compared to the same period of 1995.
      Energy Services revenues increased by 15% compared with a 6% increase in drilling activity as measured by the worldwide rotary rig count for the first nine months of 1996 over the same period of the prior year. International revenues increased by 12%, reflecting growth in the Europe/Africa and Latin America markets. United States revenues increased 19% while the United States rig count increased 6% over the same period of the prior year.
      Engineering and Construction Services revenues increased 35% to $3,087.7 million compared with $2,279.7 million in the same nine month period of the prior year due primarily to higher activity levels in the pulp and paper, energy and chemicals industries as well as a service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.

Operating income
      Consolidated operating income decreased 5% to $255.7 million in the first nine months of 1996 compared with $269.8 million in the same period of the prior year. The current year operating income includes special charges of $65.3 million for the reorganization of Engineering and Construction Services, reorganization of various company-wide administrative support functions, and other business structure costs. See Note 9 to the condensed consolidated financial statements for additional information about these charges. Excluding the special charges noted above, operating income for the nine months was $321.0 million, or 19% higher than the prior year period. Excluding the special charges, approximately 71% of the Company's consolidated operating income was derived from international activities in the first nine months of 1996 compared to 67% in the same period of 1995.
      Energy Services operating income increased 24% to $261.2 million in the first nine months of 1996 compared with $211.5 million in the same period of the prior year. The operating margin for the first nine months of 1996 was 12.1% compared to the prior year operating margin of 11.2%. The increase in operating income in 1996 is primarily related to higher activity levels in North America from deepwater drilling in the Gulf of Mexico; Europe/Africa, primarily related to the North Sea; and Latin America, from activities in Mexico.
      Engineering and Construction Services operating income for the first nine months of 1996 was $86.2 million compared to 1995 operating income of $80.2 million. Operating margins were 2.8% in for the first nine months of 1996 and 3.5% for the same period in 1995. Results for the nine months include fees for the service contract to provide technical and logistical support for military peacekeeping operations in Bosnia as well as $35.0 million of income relating to gain sharing revenue on the Brown & Root portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. This was offset by a $17.1 million reduction in income due to lower activity levels and revenues generated by European Marine Contractors, Limited, and a $17.1 million charge relating to the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project.

Nonoperating items
      Interest expense decreased to $17.5 million in the first nine months of 1996 compared to $40.1 million in the same period of the prior year due primarily to the redemption of the zero coupon convertible subordinated debentures in September 1995, and the redemption of the $42.0 million term loan in December 1995.
      Interest income decreased in 1996 primarily due to lower levels of invested cash due mainly to the redemption of long-term debt.
      Foreign currency losses were $2.5 million for the first nine months of 1996 as compared to a gain of $0.6 million for the same period in 1995. The prior year period benefited from a gain in the first quarter of 1995 in Nigeria from the devaluation of the naira which was offset by losses primarily related to the Mexican peso. The current year losses are primarily attributable to the devaluation of the Venezuelan bolivar.
      The provision for income taxes in the first nine months is $43.8 million as compared to a provision of $92.1 million in the prior year period. The provision in 1996 is net of tax credits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the third quarter of various issues with the Internal Revenue Service. See Note 9 to the condensed consolidated financial statements for additional information on the tax benefits recognized in 1996.

Net income
      Net income from continuing operations in the first nine months of 1996 increased 24% to $201.2 million, or $1.74 per share, compared with $161.9 million, or $1.41 per share, in the same period of the prior year.

Realignment of product and service lines
         The Company has announced plans to realign certain of its product and service lines to exploit opportunities with its energy based customers. Beginning in the 1996 fourth quarter, the Energy Services business segment will include Halliburton Energy Services; Brown & Root Energy Services, which includes the upstream oil and gas engineering and construction activities; Landmark Graphics Corporation, which includes integrated exploration and production information systems and professional services; and Halliburton Energy Development, which has been formed to create business opportunities for the development, production and operation of customers' oil and gas fields.
         In addition, the Company has announced a restructuring of the remaining services of the Engineering and Construction Services segment into two service lines to more closely align with its customers. One service line will focus on delivering engineering and construction services to commercial customers and the other will focus on servicing government and municipal customers. The cost of implementing this program is reflected in the 1996 third quarter $65.3 million pre-tax charge.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the third quarter of 1996 with cash and equivalents of $35.1 million, a decrease of $139.8 million from the end of 1995.

Operating activities
      Cash flows from operating activities were $149.0 million in the first nine months of 1996, as compared to $353.0 million in the first nine months of 1995. The major operating activity use of cash in 1996 was to fund working capital requirements related to increased revenues from Energy Services and Engineering and Construction Services.

Investing activities
      Cash flows used in investing activities were $264.1 million and $158.1 million in the first nine months of 1996 and 1995, respectively. Included in 1996 investing activities is $41.3 million related to the Company's share of the purchase price of a subsidiary acquired by the Company's M-I Drilling affiliate. Capital expenditures made by Energy Services for fixed assets were $44.9 million higher in the first nine months of 1996 compared to the prior year period.

Financing activities
      Cash flows used in financing activities were $23.2 million in the first nine months of 1996 compared to $498.1 million in the first nine months of 1995. The Company borrowed $51.5 million in short-term bank borrowings in the first nine months of 1996 to fund cash requirements. Proceeds from exercises of stock options provided $14.4 million in the first nine months of 1996 compared to $1.8 million in the same period of the prior year. The Company redeemed the entire outstanding principal amount of zero coupon convertible subordinated debentures during the third quarter of 1995 of $390.7 million.
      The Company has the ability to borrow additional short-term and long-term funds if necessary.

LANDMARK GRAPHICS ACQUISITION

      On October 4, 1996, the Company completed its acquisition of Landmark Graphics Corporation in a stock transaction. See Note 7 to the condensed consolidated financial statements for additional information.

DISCONTINUED OPERATIONS

      The Company completed its exit from the insurance industry segment on January 23, 1996, with distribution of the Company's property and casualty insurance subsidiary, Highlands Insurance Group, Inc., to its shareholders in a tax-free spin-off. The operations of the Insurance Services Group have been classified as discontinued operations. See Note 8 to the condensed consolidated financial statements for additional information.

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

(a)   Exhibits

      (3)  By-laws of the Company, as amended through July 18, 1996.

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the nine months ended September 30, 1996 (included only in the copy of this report filed electronically with the Commission).

(b)   Reports on Form 8-K

      During the third quarter of 1996:

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

      A Current  Report was filed on Form 8-K dated July 29, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated July 23, 1996, announcing second quarter results and regarding a press release dated July 25, 1996, announcing the contract-to-produce agreement with Cairn Energy to develop the Sangu natural gas field, located in Bangladesh's offshore Block 16.

      A Current Report was filed on Form 8-K dated August 2, 1996,  reporting on
      Item 5. Other Events, regarding a press release dated July 31, 1996, announcing the election of Delano E. Lewis to the Company's Board of Directors.

      A Current Report was filed on Form 8-K dated August 20, 1996, reporting on
      Item 5. Other Events, regarding a press release dated August 20, 1996, announcing the appointment of Dave Gribbin as Vice President for Government Relations.

      A Current Report was filed on Form 8-K dated September 25, 1996, reporting on Item 5. Other Events, regarding a press release dated September 24, 1996, announcing the realignment of the Company's business segments.

      During the fourth quarter of 1996 to the date hereof:

      A Current Report was filed on Form 8-K dated October 8, 1996, reporting on
      Item 5. Other Events, regarding a press release dated October 4, 1996, announcing the Company had completed the acquisition of Landmark Graphics Corporation.

      A Current Report was filed on Form 8-K dated October 24, 1996, reporting on Item 5. Other Events, regarding a press release dated October 22, 1996, announcing third quarter results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HALLIBURTON  COMPANY
                                                   (Registrant)




Date       November   12, 1996                By  /s/ David J. Lesar
    --------------------------                ---------------------------
                                                      David J. Lesar
                                                 Executive Vice President
                                                 Chief Financial Officer




Date       November   12, 1996                By  /s/  R. Charles Muchmore
     -------------------------                ------------------------------
                                                       R. Charles Muchmore
                                               Vice President and Controller
                                                Principal Accounting Officer

                              Index to Exhibits

Exhibit 3                               By-laws of the Company, as amended
                                        through July 18, 1996.

Exhibit 11                              Statement regarding computation of
                                        Earnings per share.

Exhibit 27                              Financial data schedule for the nine
                                        months ended September 30, 1996.