Form 10-K
period 1996-12-31
HALLIBURTON CO
filed 1997-03-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to

Commission File Number 1-3492

                               HALLIBURTON COMPANY
             (Exact name of registrant as specified in its charter)

              Delaware                                   75-2677995
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                   Identification No.)

            3600 Lincoln Plaza, 500 N. Akard St., Dallas, Texas 75201
                    (Address of principal executive offices)
                   Telephone Number - Area code (214) 978-2600


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

The aggregate market value of Common Stock held by nonaffiliates on March 5, 1997, determined using the per share closing price on the New York Stock Exchange Composite tape of $66.88 on that date was approximately $8,429,100,000.

As of March 5, 1997, there were 126,359,189 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 25, 1997, are incorporated by reference into Part III of this report.

PART I

Item  1. Business.
     General Development of Business. Halliburton Company's predecessor was established in 1919, incorporated under the laws of the state of Delaware in 1924 and reorganized under the laws of the State of Delaware in 1996. Halliburton Company (the Company) provides energy services and engineering and construction services. Information related to acquisitions and dispositions is set forth in Note 15 to the financial statements of this Annual Report.
     Financial Information About Business Segments. The Company is comprised of two business segments. See Note 9 to the financial statements of this Annual Report for financial information about these two business segments.
     Description of Services and Products. The following is a summary which briefly describes the Company's services and products for each business segment.
     The Energy Group business segment provides a wide range of services and products to provide integrated solutions to customers in the exploration, development and production of oil and natural gas. The Energy Group operates worldwide, serving major oil companies, independent operators and national oil companies. The segment includes Halliburton Energy Services, which offers drilling systems and services, pressure pumping equipment and services, logging and perforating products and services, specialized completion and production equipment and services and well control products and services; Brown & Root Energy Services, which provides upstream oil and gas engineering, construction, project management and maintenance activities, subsea construction, fabrication and installation of subsea pipelines, offshore platforms, and production platforms, marine engineering and other marine related projects; Landmark Graphics Corporation, which provides integrated exploration and production information systems and professional services; and Halliburton Energy Development, which has been formed to create business opportunities for the development, production and operation of customers' oil and gas fields.
     The Engineering and Construction Group provides conceptual design, process design, detailed engineering, procurement, project and construction management, construction of chemical and petrochemical plants, refineries, pulp and paper mills, metal processing plants, highways and bridges, technical and economic feasibility studies, site evaluation, contract maintenance and operations and maintenance services for both industry and government, engineering and environmental consulting and waste management services for industry, utilities and government, and remedial engineering and construction services for hazardous waste sites.
     Markets and Competition. The Company is one of the world's largest diversified energy services and engineering and construction services companies. The Company's services and products are sold in highly competitive markets throughout the world. Competition in both services and products is based upon a combination of price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. Some customers have indicated a preference for integrated services and solutions. These integrated solutions, in the case of the Energy Group, relate to all phases of exploration and production of oil and gas, and, in the case of the Engineering and Construction group, relate to all phases of design, procurement, construction, project management and maintenance of a facility. Demand for these types of integrated solutions is based primarily upon quality of service, technical proficiency and overall price.
     The Company conducts business worldwide in over 100 countries. Since the market for the Company's services and products is so large and crosses many geographic lines, a meaningful estimate of the number of competitors cannot be made. The markets are, however, highly competitive with many substantial companies operating in each market. Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of the Energy Group's products is made by supply stores and third-party representatives.
     Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as a whole. Information regarding the Company's exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in Note 11 to the financial statements of this Annual Report.

     Customers and Backlog. In 1996, 1995 and 1994, respectively, 73%, 78% and 78% of the Company's revenues were derived from the sale of products and services to, including construction for, the energy industry. The following schedule summarizes the backlog of projects at December 31, 1996 and 1995:

                                                         1996           1995
                                                    -------------- -------------
                                                           (In millions)
Firm orders                                         $    4,555     $    3,961
Government orders firm but not yet funded                  262            634
Letters of intent and contracts
    awarded but not signed                                  23              6
                                                    -------------- -------------
    Total                                           $    4,840     $    4,601
--------------------------------------------------------------------------------

     It is estimated that nearly 65% of the backlog existing at December 31, 1996 will be completed during 1997. The Company's backlog excludes contracts for recurring hardware and software maintenance and support services. The Company does not believe that backlog should necessarily be relied on as an indication of future operating results since such backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
     Raw Materials. Raw materials essential to the Company's business are normally readily available. Where the Company is dependent on a single supplier for any materials essential to its business, the Company is confident that it could make satisfactory alternative arrangements in the event of interruption in the supply of such materials.
     Research, Development and Patents. The Company maintains an active research and development program to assist in the improvement of existing products and processes, the development of new products and processes and the improvement of engineering standards and practices that serve the changing needs of its customers. Information relating to expenditures for research and development is included in Note 1 to the financial statements of this Annual Report.
     The Company  owns a large  number of patents and has pending a  substantial number of patent applications covering various products and processes. The Company is also licensed under patents owned by others. The Company does not consider a particular patent or group of patents to be material to the Company's business.
     Seasonality. Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of the Company's services serve to mitigate the seasonal nature of the Company's business.
     Employees. At December 31, 1996 the Company employed approximately 60,000 people of which 23,500 were located outside the United States.
     Regulation. The Company is subject to various environmental laws and regulations. Compliance with such requirements has neither substantially increased capital expenditures or adversely affected the Company's competitive position, nor materially affected the Company's earnings. The Company does not anticipate any such material adverse effects in the foreseeable future as a result of such existing laws and regulations. Note 10 to the financial statements of this Annual Report discusses the Company's involvement as a potentially responsible party in remedial activities to clean up various "Superfund" sites.

Item 2.   Properties.
     Information  relating  to  lease  payments  is  included  in Note 10 to the financial statements of this Annual Report. The Company's owned and leased facilities, as described below, are suitable and adequate for their intended use.
     The Energy Group owns manufacturing facilities covering approximately 3,300,000 square feet. Principal locations of these manufacturing facilities are Davis and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Fort Worth, Garland and Houston, Texas; Arbroath, Scotland; and Reynosa, Mexico. The manufacturing facilities at Davis, Amarillo, and one of four locations in Houston were idle at the end of 1996. The manufacturing facility in Mansfield, Texas was sold in 1996 and the manufacturing facility in Garland, Texas will be leased to another company in 1997. The Energy Group also leases manufacturing facilities covering approximately 118,000 square feet. Principal locations of these facilities are Houston, Texas; Jurong, Singapore; Basingstoke, England; and Kilwinning, Scotland. The facility in Basingstoke, England was idle at the end of 1996. Research, development and engineering activities are carried out in owned facilities covering approximately 469,000 square feet in Duncan, Oklahoma; and Houston, Austin and Carrollton, Texas; and in leased facilities covering approximately 84,000 square feet in Englewood and Denver, Colorado; and

Leiderdorp, Holland. One of two facilities in Houston was idle at the end of 1996. The Energy Group also owns marine fabrication facilities covering approximately 523 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; and Nigg and Wick, Scotland. The Belle Chasse, Louisiana facility consisting of approximately 165 acres is idle. The facility in Nigg, Scotland is leased to another company. The Group sold its 35% owned marine fabrication facility in Sundra Strait, Indonesia during 1996. In addition, service centers, sales offices and field warehouses are operated at approximately 200 locations in the United States, almost all of which are owned, and at approximately 270 locations outside the United States in both the Eastern and Western Hemispheres.
     The Engineering and Construction Group owns fabricating facilities covering approximately 441,000 square feet in Houston, Texas, and Edmonton, Canada of which 388,000 square feet in Houston is leased to another Company. Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 3,600,000 square feet in Houston, Texas; Edmonton, Canada; Leatherhead, England; and Aberdeen, Scotland. These activities are also carried out at leased facilities covering approximately 1,100,000 square feet in Mobile, Alabama; Alhambra, California; Gaithersburg, Maryland; Pittsburg, Pennsylvania; Aiken, South Carolina; Eastleigh and London, England; Kuala Lumpur, Malaysia; Stavanger, Norway; Singapore; Aberdeen, Scotland; Al Khobar, Saudi Arabia; and Bahrain. In addition, project offices, field camps, laboratories, service centers, and sales offices are operated at approximately 60 locations in the United States, almost all of which are leased by the Company, and at approximately 30 foreign locations in both the Eastern and Western Hemispheres.
     General Corporate operates from leased facilities in Dallas, Texas covering approximately 55,000 square feet. The Company also leases approximately 5,500 square feet of space in Washington, D.C. and owns an 85,000 square foot mainframe data processing center in Arlington, Texas which is leased to another company.

Item  3. Legal  Proceedings.
     Information relating to various commitments and contingencies is described in Note 10 to the financial statements of this Annual Report.

Item  4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Item 4(A).  Executive Officers of the Registrant.
     The following table indicates the names and ages of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

Name and Age                Offices Held and Term of Office

*  Richard B. Cheney        Director of Registrant, since October 1995.
     (Age 56)               Chairman of the Board, since January 1996
                            President and Chief Executive Officer,
                             since October 1995
                            Senior Fellow, American Enterprise Institute,
                             1993 to October 1995
                            Secretary, U.S. Department of Defense, 1989 to 1992

   Jerry H. Blurton         Vice President and Treasurer, since July 1996
     (Age 52)               Vice President-Finance & Administration of
                             Halliburton Energy Services, August 1995 to
                              July 1996
                            Vice President-Finance, 1991 to August 1995

   Lester L. Coleman        Executive Vice President and General Counsel, since
     (Age 54)                May 1993
                            President of Energy Services Group, September 1991
                             to May 1993
                            Executive Vice President of Finance and Corporate
                             Development, January 1988 to September 1991

*  Dale P. Jones            Director of Registrant, since December 1988
     (Age 60)               Vice Chairman, since October 1995
                            President, June 1989 to October 1995

*  David J. Lesar           Executive Vice President and Chief Financial
     (Age 43)                Officer, since August 1995
                            President and Chief Executive Officer of Brown &
                             Root, Inc., since September 1996
                            Executive Vice President of Finance and
                             Administration of Halliburton Energy Services,
                              November 1993 to August 1995
                            Partner, Arthur Andersen LLP, 1988 to November 1993

*  Kenneth R. LeSuer        President and Chief Executive Officer of the
     (Age 61)                Halliburton Energy Group, since September 1996
                            President and Chief Executive Officer of Halliburton
                             Energy Services, March 1994 to September 1996
                            President and Chief Operating Officer of Halliburton
                             Energy Services, May 1993 to March 1994
                            President and Chief Executive Officer of Halliburton
                             Services, December 1989 to May 1993

   Gary V. Morris           Senior Vice President - Finance, since February 1997
    (Age 44)                Senior Vice President, May 1996 to February 1997
                            Vice President  - Finance of Brown & Root,  Inc.,
                             June 1995 to May 1996
                            Vice President - Finance of Halliburton Energy
                             Services, December 1993 to June 1995
                            Controller, December 1991 to December 1993

   R. Charles Muchmore      Vice President and Controller, since August 1996
     (Age 43)               Finance & Administration Director - Europe/Africa of
                             Halliburton Energy Services, September 1995 to
                              August 1996
                            Regional Finance & Administration Manager - Europe/
                             Africa of Halliburton Energy Services, December
                              1989 to September 1995

   Lewis W. Powers          Senior Vice President, since May 1996
     (Age 50)               Vice President - Europe/Africa of Halliburton
                             Energy Services, April 1993 to May 1996
                            Senior Vice President of Operations of Otis
                              Engineering, June 1989 to April 1993

* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.
     The Company's common stock is traded on the New York Stock Exchange and the Swiss Stock Exchanges at Zurich, Geneva, Basel and Lausanne. Information relating to market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 36 of this Annual Report. At December 31, 1996, there were approximately 14,900 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6.   Selected Financial Data.
     Information relating to selected financial data is included on page 33 and 34 of this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 7 to 10 of this Annual Report.

Item 8.   Financial Statements and Supplementary Data.
                                                                        Page No.
Responsibility for Financial Reporting...............................       11
Report of Arthur Andersen LLP, Independent Public Accountants........       12
Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994................................       13
Consolidated Balance Sheets at December 31, 1996 and 1995............       14
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994................................       15
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1996, 1995 and 1994....................       16

Notes to Financial Statements........................................   17 to 32

Quarterly Data and Market Price Information..........................       36

The related financial statement schedules are included under Part IV, Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS ENVIRONMENT AND OUTLOOK
     The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to energy, industrial and governmental customers. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. However, United States law imposes a variety of trade sanctions restricting the ability of the Company, and in some cases its foreign subsidiaries, to conduct business in some countries where there are markets for the Company's goods and services. In the future, certain of these trade sanctions may adversely affect the ability of the Company to conduct business with foreign customers having activities in certain countries such as Cuba, Iran or Libya which are targeted by the United States, including restrictions on the Company's ability to do business with such customers in unrelated countries. Currently, discussions are ongoing in the United States Congress and Administration concerning imposition of further trade sanctions affecting countries such as Algeria, Nigeria, Colombia and Myanmar. Many of these countries are important markets for the Company and new trade restrictions which impair the ability of the Company and/or its customers to conduct business in these countries could adversely affect the results of the Company's operations in some future period.
     Energy Group. In 1996, the energy industry experienced a year of strong growth, as customers worldwide expanded their petroleum exploration, development and production activities. Customer activities increased in response to a combination of factors including higher crude oil and natural gas prices, improvement in the long-term demand growth outlook for the petroleum industry and available investment opportunities with desirable economic potential. Customer economics are also being enhanced by increased utilization of integrated solutions, partnering and alliance arrangements designed to reduce the per barrel cost of finding, developing and producing hydrocarbons. Although customers have given early indications they plan to increase their spending in 1997, recent crude oil and natural gas price declines may constrain their anticipated cash flow which may, in turn, reduce or defer some planned activities.
     Engineering and Construction Group. Opportunities are good; however, those opportunities are increasingly complex and competition remains intense. The key drivers of improved margins will be partnering on larger jobs, accepting more risk through gain sharing or fixed price contract arrangements, broadening the service base in core competencies, acquiring proprietary knowledge and managing costs.
     Landmark acquisition. On October 4, 1996, the Company completed its acquisition of all of the outstanding common stock of Landmark Graphics
Corporation in exchange for approximately 10.2 million shares of Halliburton Company Common Stock. See Note 13 to the financial statements.
     Realignment of product and service lines. During 1996, prior to the fourth quarter, the Company operated through two business segments, Energy Services and Engineering and Construction Services. Beginning with the fourth quarter of 1996, the Company realigned the business units making up these two segments in order to better meet the needs of its customers and capitalize on the synergy between business units. The Company's two business segments are now called the Energy Group and the Engineering and Construction Group. The Energy Group business segment consists of Halliburton Energy Services, which offers drilling systems and services, pressure pumping equipment and services, logging and perforating products and services, specialized completion and production equipment and services and well control products; Brown & Root Energy Services, which includes upstream oil and gas engineering, construction, project management and maintenance activities; Landmark Graphics Corporation, which includes integrated exploration and production information systems and professional services; and Halliburton Energy Development, which has been formed to create business opportunities for the development, production and operation of customers' oil and gas fields.
     The Engineering and Construction Group consists of two business units offering engineering, construction, project management, facilities operation and maintenance and environmental services. To more closely align with its
customers,   one  business  unit  will  focus  on  delivering   engineering  and
construction services to commercial customers and the other will focus on servicing government customers at all levels. The cost of implementing this program, along with the combination of various administrative support functions into combined shared services for the Company, is reflected in the 1996 third quarter $65.3 million pre-tax charge. See Note 16 to the financial statements.

RESULTS OF OPERATIONS
     Revenues for 1996 were $7,385.1 million, an increase of 26% over 1995 revenues of $5,882.9 million and an increase of 30% over 1994 revenues of $5,661.1 million. Approximately 55% of the Company's consolidated revenues were derived from international activities in 1996 compared with 51% in 1995 and 45% in 1994.
     Energy Group 1996 revenues were $4,286.3 million, an increase of 19% over 1995 revenues of $3,604.0 and an increase of 27% over 1994 revenues of $3,364.0 million. The Energy Group's increase in revenues compares to an 8% increase in the worldwide rotary rig count for 1996 compared to 1995 and a 3% increase in the worldwide rotary rig count for 1996 compared to 1994. Approximately 67%, 67% and 63% of the Energy Group's revenues were derived from international activities for 1996, 1995 and 1994, respectively.
     Engineering and Construction Group revenues were $3,098.8 million for 1996, an increase of 36% over 1995 revenues of $2,278.9 million and an increase of 35% over 1994 revenues of $2,297.1 million. The increase in revenues is due primarily to higher levels of activity in the Group's pulp and paper and chemical operations as well as a service contract with the U.S. Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia.
     Operating income was $417.9 million for 1996 compared to $400.9 million for 1995 and $239.8 million for 1994. Excluding special charges of $85.8 million, $8.4 million and $16.6 million during 1996, 1995 and 1994, respectively, operating income for 1996 increased by 23% over 1995 and by 96% over 1994 as shown in the following table. See Note 16 to the financial statements.

Millions of dollars                                                     1996            1995           1994
------------------------------------------------------------------ -- --------- -- -- ---------- -- -- ---------
Operating income before special charges                            $     503.7     $      409.3     $      256.4
Landmark write off of acquired in process research
  and development                                                        (11.3)            (3.7)             -
Merger costs associated with Landmark acquisition                        (12.4)             -                -
Realignment of products and service lines and support services           (61.2)             -                -
Landmark restructuring and merger costs                                   (0.9)            (4.7)           (16.6)
                                                                   -- --------- -- -- ---------- -- -- ---------
Operating income                                                   $     417.9     $      400.9     $      239.8
------------------------------------------------------------------ -- --------- -- -- ---------- -- -- ---------

     Approximately 66% of the Company's consolidated operating income was derived from international activities in 1996 compared to 65% for 1995 and 40% for 1994. Consolidated international operating margins were 8%, 9% and 4% for 1996, 1995 and 1994, respectively.
     Energy Group operating income in 1996 was $484.4 million in 1996, an increase of 22% over 1995 operating income of $398.2 million and 83% over 1994 operating income of $264.1 million. Operating margins were 11% in 1996 compared with 11% for 1995 and 8% for 1994. Approximately 62%, 66% and 41% of the Energy Group's operating income was derived from international activities for 1996, 1995 and 1994, respectively. Operating income growth for Halliburton Energy Services in 1996 is due primarily to substantially increased services provided in North America and Europe and, to a lesser degree, increases in Latin America and the Middle East. Margin increases were strongest in the pressure pumping business. Lower operating margins in 1994 were due to decreased activity levels in the North Sea, Middle East, and Asia, market disturbances in Nigeria and Yemen, unsettled political and business conditions in the Commonwealth of Independent States, and pricing pressures in the United States. Energy Group results for 1996 include $35 million of gain sharing revenue on the Brown & Root Energy Services' portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. The effect of the gain sharing was offset by a $20.7 million reduction in operating income due to lower activity levels by its 50% owned joint venture, European Marine Contractors, Limited.
     Engineering and Construction Group operating income for 1996 increased 20% over 1995 and 253% over 1994 to $53.7 million. Operating margins were 2%, 2% and 1% for 1996, 1995 and 1994, respectively. During 1996, operating income increases in petroleum and chemical services as well as income from technical and logistical support services for military peacekeeping operations in Bosnia were partially offset by a $17.1 million charge for the impairment of Brown & Root's investment in the Dulles Greenway toll road extension project. The Group's contract to provide services in Bosnia ends in 1997.

     Consolidated general and administrative expenses for 1996 were $236.6 million compared to $221.7 million and $232.1 million for 1995 and 1994, respectively.
     The Company sold its natural gas compression business, geophysical products and services business and workover platform business in 1994.
     Interest expense decreased to $24.1 million for 1996 from $47.1 million in 1995 and $48.1 million in 1994 due to the redemption of the Company's zero coupon convertible subordinated debentures in September 1995 and the redemption of its $42.0 million term loan in December 1995.
     Interest income decreased to $14.2 million for 1996 from $32.0 million in 1995 and $19.8 million in 1994 due to lower amounts of invested cash resulting from the debt redeemed in 1995.
     Foreign currency gains (losses) netted to a loss of $3.9 million in 1996 compared to a $1.4 million gain in 1995 and a $16.3 million loss in 1994. Current year losses are due primarily to the devaluation of the Venezuelan bolivar. The loss in 1994 related primarily to devaluations in Brazil and Venezuela.
     Provision for income taxes was lower in 1996 than in 1995 and 1994. The effective income tax rate was 26% in 1996, compared with 36% in 1995 and 41% in 1994. The lower effective income tax rate and provision for 1996 are due to credits of $43.7 million recorded during the third quarter to recognize certain net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service. Excluding the tax benefits recorded in 1996, the effective income tax rate was 36%. See Note 16 to the financial statements.
     Income from continuing operations for 1996, 1995 and 1994 of $300.4 million, $249.2 million and $175.4 million, respectively, resulted in income per share from continuing operations of $2.38, $2.00 and $1.41, respectively.
     Discontinued operations in 1995 and 1994 consists of the Company's Insurance Services Group. The Company declared a dividend on December 26, 1995 and subsequently distributed its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI) to its shareholders in a tax-free spin-off on January 23, 1996. The operations of the Insurance Services Group have been classified as discontinued operations. During 1995, HIGI increased its reserves for claim losses and related expenses and provisions for certain legal matters which together with certain other provisions associated with the Company's complete exit from the insurance industry resulted in a $67.2 million charge against net earnings. See Note 14 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES
     The Company ended 1996 with cash and equivalents of $213.6 million compared with $239.6 million in 1995 and $441.3 million in 1994. The decrease in cash and equivalents from 1994 is due to the redemption of debt during 1995 of $432.7 million, partially offset by increased cash flows from operations.
     Cash flows from operating activities were $452.0 million for 1996 compared to $667.4 million and $439.0 million for 1995 and 1994, respectively. The primary use of cash by operating activities was to fund increased working capital requirements related to increased revenues.
     Cash flows used in investing activities were $409.4 million for 1996 compared to $267.3 million used in 1995 and $183.4 million provided in 1994. The increase in cash used for investing activities during 1996 is due primarily to an increase in capital expenditures of 30% over 1995 and $41.3 million related to the Company's share of the purchase price of a subsidiary acquired by the Company's 36% owned affiliate, M-I Drilling Fluids Company, L.L.C. In 1994, the Company sold substantially all of the assets of its geophysical services and products business for $190.0 million and its natural gas compression business for $205.0 million.
     Cash flows used in financing activities were $65.8 million for 1996 compared to $599.0 million and $254.7 million for 1995 and 1994, respectively. Cash used for financing activities during 1996 consisted primarily of dividend payments of $117.5 million offset by net short term borrowings of $38.3 million and proceeds from the exercise of stock options of $25.6 million. In 1995, the increased amount of cash used by financing activities is due primarily to the redemption of the Company's $390.7 million zero coupon convertible debentures and $42.0 million term loan. In 1994, the Company redeemed the remaining $23.8 million of its 10.2% debentures and made $48.8 million in installments on the $73.8 million note issued by the Company to the buyer of its geophysical business. Total debt was 10%, 10% and 25% of total capitalization at the end of 1996, 1995 and 1994, respectively.
     During January 1997, the Company announced that it had offered to purchase all of the outstanding shares of OGC International plc for approximately $117.9 million. See Note 15 to the financial statements.

     On February 6, 1997, the Company issued $125.0 million principal amount of 6.75% notes due February 1, 2027; however, each holder of the notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The additional funds will be used for general corporate purposes which may include repayment of debt, acquisitions, and loans and advances to and/or investments in subsidiaries of the Company for working capital, repayment of debt and capital expenditures. The Company has the ability to borrow additional short-term and long-term funds if necessary. See Note 6 to the financial statements regarding the Company's various short-term lines of credit, notes payable and long-term debt.

ENVIRONMENTAL MATTERS
     The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 10 to the financial statements.

FORWARD LOOKING INFORMATION
     In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this annual report and elsewhere, which are forward looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. The Company continues to face many risks and uncertainties including: unsettled political conditions, war, civil unrest, currency controls and governmental actions in countries of operation; trade restrictions and economic embargoes; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in high risk countries; technological and structural changes in the industries served by the Company; changes in the price of oil and natural gas; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for revenues and profitability remain difficult to predict in the industries served by the Company.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Halliburton Company is responsible for the preparation and integrity of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.
     The Company maintains a system of internal control over financial reporting, which is intended to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures including codes of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Board, operating through its audit committee, which is composed entirely of Directors who are not current or former officers or employees of the Company, provides oversight to the financial reporting process.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may change over time.
     The Company assessed its internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 1996, its system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY



by  /s/ Dick Cheney                                by  /s/ David J. Lesar
   ------------------------                           ------------------------
    Dick Cheney                                        David J. Lesar

Chairman of the Board, President                      Executive Vice President
   and Chief Executive Officer                       and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Shareholders and Board of Directors, Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Halliburton
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Dallas, Texas,
  January 22, 1997


Consolidated Statements of Income
Years ended December 31
Millions of dollars and shares except per share data                               1996            1995          1994
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Energy Group                                                                 $   4,286.3     $   3,604.0   $   3,364.0
  Engineering and Construction Group                                               3,098.8         2,278.9       2,297.1
                                                                               --------------------------------------------
      Total revenues                                                               7,385.1         5,882.9       5,661.1
                                                                               --------------------------------------------

Operating costs and expenses
  Cost of revenues                                                                 6,644.8         5,251.9       5,172.6
  General and administrative                                                         236.6           221.7         232.1
  Special charges                                                                     85.8             8.4          16.6
                                                                               --------------------------------------------
      Total operating costs and expenses                                           6,967.2         5,482.0       5,421.3
                                                                               --------------------------------------------
Operating income                                                                     417.9           400.9         239.8

Interest expense                                                                     (24.1)          (47.1)        (48.1)
Interest income                                                                       14.2            32.0          19.8
Foreign currency gains (losses)                                                       (3.9)            1.4         (16.3)
Gain on sale of compression services                                                    -               -          102.0
Other nonoperating income, net                                                         0.1             0.6           0.6
                                                                               --------------------------------------------
Income from continuing operations before income taxes and
 minority interests                                                                  404.2           387.8         297.8
Provision for income taxes                                                          (103.3)         (137.7)       (122.2)
Minority interest in net income of consolidated subsidiaries                          (0.5)           (0.9)         (0.2)
                                                                               --------------------------------------------
Income from continuing operations                                                    300.4           249.2         175.4
Income (loss) from discontinued operations                                              -            (65.5)          5.5
                                                                               --------------------------------------------
Net income                                                                     $     300.4     $     183.7   $     180.9
---------------------------------------------------------------------------------------------------------------------------

Income (loss) per share
    Continuing operations                                                      $      2.38     $      2.00   $      1.41
    Discontinued operations                                                             -            (0.53)         0.04
                                                                               --------------------------------------------
    Net income                                                                        2.38            1.47          1.45
---------------------------------------------------------------------------------------------------------------------------
    Average common shares outstanding                                                126.1           124.7         124.2




See notes to financial statements.


Consolidated Balance Sheets
December 31
Millions of dollars and shares except per share data                                      1996             1995
--------------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
  Cash and equivalents                                                                $     213.6     $     239.6
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $43.6 and $38.1)       1,413.4         1,215.4
    Unbilled work on uncompleted contracts                                                  288.9           233.7
                                                                                      ------------------------------
     Total receivables                                                                    1,702.3         1,449.1
  Inventories                                                                               292.2           256.3
  Deferred income taxes, current                                                            108.7           141.4
  Other current assets                                                                       81.2            99.6
                                                                                      ------------------------------
    Total current assets                                                                  2,398.0         2,186.0

  Property, plant and equipment:
    At cost                                                                               3,560.8         3,422.3
    Less accumulated depreciation                                                         2,269.2         2,264.4
                                                                                      ------------------------------
      Net property, plant and equipment                                                   1,291.6         1,157.9
  Equity in and advances to related companies                                               234.9           115.4
  Excess of cost over net assets acquired (net of accumulated amortization
     of $42.7 and $34.0)                                                                    233.9           225.6
  Deferred income taxes, noncurrent                                                          98.6             3.0
  Other assets                                                                              179.6           174.1
                                                                                      ------------------------------
     Total assets                                                                     $   4,436.6     $   3,862.0
--------------------------------------------------------------------------------------------------------------------

                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable                                                            $      46.3     $       4.8
  Current maturities of long-term debt                                                        0.1             5.2
  Accounts payable                                                                          452.1           373.0
  Accrued employee compensation and benefits                                                193.7           155.2
  Advance billings on uncompleted contracts                                                 336.3           301.8
  Income taxes payable                                                                      135.8            97.3
  Deferred maintenance fees                                                                  18.9            12.1
  Other current liabilities                                                                 321.5           248.7
                                                                                      ------------------------------
    Total current liabilities                                                             1,504.7         1,198.1

Long-term debt                                                                              200.0           200.0
Employee compensation and benefits                                                          281.1           263.2
Other liabilities                                                                           291.6           280.5
                                                                                      ------------------------------
    Total liabilities                                                                     2,277.4         1,941.8
                                                                                      ------------------------------

Shareholders' equity:
  Common stock, par value $2.50 per share - authorized 200.0 shares,
     issued 129.3 and 129.1 shares                                                          323.3           322.7
  Paid-in capital in excess of par value                                                    322.2           302.9
  Cumulative translation adjustment                                                         (12.4)          (28.0)
  Retained earnings                                                                       1,656.3         1,473.4
                                                                                      ------------------------------
                                                                                          2,289.4         2,071.0
  Less 4.0 and 4.6 shares treasury stock, at cost                                           130.2           150.8
                                                                                      ------------------------------
     Total shareholders' equity                                                           2,159.2         1,920.2
                                                                                      ------------------------------
     Total liabilities and shareholders' equity                                       $   4,436.6     $   3,862.0
--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.


Consolidated Statements of Cash Flows
Years ended December 31
Millions of dollars                                                                   1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                       $   300.4     $   183.7     $   180.9
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                     267.9         259.8         271.3
      Provision (benefit) for deferred income taxes                                     (23.8)         46.0          86.0
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                           (65.9)        (20.5)         (0.6)
      Appreciation of zero coupon bonds                                                    -           15.0          21.6
      Gain on sale of compression services                                                 -             -         (102.0)
      Net (income) loss from discontinued operations                                       -           65.5          (5.5)
      Other non-cash items                                                                8.9          (8.2)         (8.5)
      Other changes, net of non-cash items:
        Receivables                                                                    (218.2)        (91.6)        100.4
        Inventories                                                                     (46.0)         17.6          90.0
        Accounts payable                                                                 63.7          76.5         (54.3)
        Other working capital, net                                                      251.5         192.1         (78.6)
        Other, net                                                                      (86.5)        (68.5)        (61.7)
                                                                                    -----------------------------------------
   Total cash flows from operating activities                                           452.0         667.4         439.0
                                                                                    -----------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                (395.7)       (303.3)       (245.0)
   Sales of property, plant and equipment                                                49.8          36.0          65.6
   Acquisitions of businesses, net of cash acquired                                     (31.6)        (10.3)        (23.5)
   Dispositions of businesses, net of cash disposed                                      21.6          25.9         400.2
   Other investing activities                                                           (53.5)        (15.6)        (13.9)
                                                                                    -----------------------------------------
   Total cash flows from investing activities                                          (409.4)       (267.3)        183.4
                                                                                    -----------------------------------------
Cash flows from financing activities:
   Net  payments on long-term borrowings                                                 (5.1)       (465.4)        (74.4)
   Net borrowings (payments) of short-term debt                                          38.3         (27.0)        (65.3)
   Payments of dividends to shareholders                                               (117.5)       (114.3)       (117.8)
   Proceeds from exercises of stock options                                              25.6           9.7           3.1
   Payments to reacquire common stock                                                    (7.1)         (2.2)         (1.3)
   Other financing activities                                                              -            0.2           1.0
                                                                                    -----------------------------------------
   Total cash flows from financing activities                                           (65.8)       (599.0)       (254.7)
                                                                                    -----------------------------------------
Effect of exchange rate changes on cash                                                  (2.8)         (2.8)         (5.8)
                                                                                    -----------------------------------------
Increase (decrease) in cash and equivalents                                             (26.0)       (201.7)        361.9
Cash and equivalents at beginning of year                                               239.6         441.3          79.4
                                                                                    -----------------------------------------
Cash and equivalents at end of year                                                 $   213.6     $   239.6     $   441.3
-----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information: Cash payments (refunds) during the period for:
     Interest                                                                       $    24.9     $    26.2     $    29.9
     Income taxes                                                                        35.5          29.9         (15.4)

  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions of businesses                              $    24.8     $     4.1     $      -
     Liabilities disposed of in dispositions of businesses                                9.8          14.6          69.9

See notes to financial statements.


Consolidated Statements of Shareholders' Equity
Years ended December 31
Millions of dollars except share data                                    1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
Common stock (number of shares in thousands):
   Balance at beginning of year                                        129,064          128,846           128,586
   Shares issued (forfeited) under restricted stock plans, net             382              175                28
   Cancellation of treasury stock                                         (130)              -                 -
   Common stock issued in connection with acquisition                       -                43                -
   Conversion of performance units                                          -                -                232
                                                                    ---------------------------------------------------
   Balance at end of year                                              129,316          129,064           128,846
-----------------------------------------------------------------------------------------------------------------------

Common stock (dollars):
   Balance at beginning of year                                     $      322.7     $      322.1      $      321.5
   Shares issued (forfeited) under restricted stock plans, net               0.9              0.5               0.1
   Cancellation of treasury stock                                           (0.3)              -                 -
   Common stock issued in connection with acquisition                         -               0.1                -
   Conversion of performance units                                            -                -                0.5
                                                                    ---------------------------------------------------
   Balance at end of year                                           $      323.3     $      322.7      $      322.1
-----------------------------------------------------------------------------------------------------------------------

Paid-in capital in excess of par value:
   Balance at beginning of year                                     $      302.9     $      298.4      $      283.6
   Shares issued (forfeited) under restricted stock plans, net              22.9              4.5               5.9
   Cancellation of treasury stock                                           (3.6)              -                 -
   Conversion of performance units                                            -                -                8.0
   Contribution of undistributed S Corporation earnings                       -                -                0.9
                                                                    ---------------------------------------------------
   Balance at end of year                                           $      322.2     $      302.9      $      298.4
-----------------------------------------------------------------------------------------------------------------------

Cumulative translation adjustment:
   Balance at beginning of year                                     $      (28.0)    $      (23.1)     $      (24.8)
   Other changes net of tax of $3.7 in 1996, $(0.5)
      in 1995 and $1.1 in 1994                                              15.6             (4.9)              3.8
   Sale of geophysical business                                               -                -               (2.1)
                                                                    ---------------------------------------------------
   Balance at end of year                                           $      (12.4)    $      (28.0)     $      (23.1)
-----------------------------------------------------------------------------------------------------------------------

Retained earnings:
   Balance at beginning of year                                     $    1,473.4     $    1,656.6      $    1,611.3
   Net income                                                              300.4            183.7             180.9
   Cash dividends paid ($1.00 per share) (includes S Corporation
       distributions by pooled entity of $(3.8) in 1994)                  (117.5)          (114.3)           (117.8)
   Spin-off of Highlands Insurance Group, Inc.                                -            (268.6)               -
   Net change in unrealized gains (losses) on investments
      held by discontinued operation                                          -              16.3             (16.9)
   Common stock issued in connection with acquisition                         -              (0.3)               -
   Contribution of undistributed S Corporation earnings                       -                -               (0.9)
                                                                    ---------------------------------------------------
   Balance at end of year                                           $    1,656.3     $    1,473.4      $    1,656.6
-----------------------------------------------------------------------------------------------------------------------

Treasury stock (number of shares in thousands):
   Balance at beginning of year                                          4,582            4,990             5,119
   Shares issued under restricted stock plans, net                        (670)            (469)             (171)
   Purchase of common stock                                                172               61                42
   Cancellation of treasury stock                                         (130)              -                 -
                                                                    ---------------------------------------------------
   Balance at end of year                                                3,954            4,582             4,990
-----------------------------------------------------------------------------------------------------------------------

Treasury stock (dollars):
   Balance at beginning of year                                     $      150.8     $      163.8      $      168.1
   Shares issued under restricted stock plans, net                         (23.8)           (15.2)             (5.6)
   Purchase of common stock                                                  7.1              2.2               1.3
   Cancellation of treasury stock                                           (3.9)              -                 -
                                                                    ---------------------------------------------------
   Balance at end of year                                           $      130.2     $      150.8      $      163.8
-----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note  1. Significant Accounting Policies
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20% ownership and does not have management control are accounted for on the equity method. As discussed in Note 13, the Company completed the acquisition of Landmark Graphics Corporation (Landmark) on October 4, 1996. The Company's financial statements for 1996 and prior periods have been restated to reflect the combined results of the two companies under the pooling of interests method. Prior to the acquisition, Landmark had a fiscal year end of June 30, which has subsequently been changed to conform to the Company's fiscal year end. In addition, the financial statements have been restated to reflect the realignment of Brown & Root's energy services operations into the Energy Group (see Note 9). In connection with the discontinuance of the Company's insurance segment, as described in Note 14, the Company has adopted a classified balance sheet format. Certain prior year amounts have been reclassified to conform with current year presentation.
     Revenues and Income Recognition. The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall business intent of the particular business operation. Revenues from construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. All known or anticipated losses on any contracts are provided for currently. Claims for additional compensation are recognized during the period such claims are resolved. Post-contract customer support agreements are recorded as deferred maintenance fees and recognized as revenue ratably over the contract period. Training and consulting service revenue is recognized as the services are performed.
     Research and Development. Research and development expenses are charged to income as incurred. Such charges were $133.3 million in 1996, $113.1 million in 1995, and $127.8 million in 1994.
     Software Development Costs. Costs of developing software for sale are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, software development costs are capitalized until the software is ready for general release to customers. The Company capitalized software development costs of $12.9 million in 1996, $8.8 million in 1995, and $9.7 million in 1994. Amortization expense related to these costs was $12.5 million, $10.3 million and $10.5 million for 1996, 1995 and 1994, respectively. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are not amortized over periods which exceed three years.
     Income Per Share. Income per share is based on the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.
     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Receivables. The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1996 include $24.9 million ($17.8 million at December 31, 1995) due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon future deliveries or completion of such contracts. This amount is expected to be collected during 1997. Additionally, other noncurrent assets include $6.7 million ($4.5 million at December 31, 1995) of such retainage which is expected to be collected in years subsequent to 1997. Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month.
     Inventories. Inventories are stated at cost which is not in excess of market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. About forty percent of all sales items are valued on a last-in, first-out (LIFO) basis.

Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
     Depreciation, Amortization and Maintenance. Depreciation and amortization, including amortization of the excess of cost over the fair value of net assets acquired, for financial reporting purposes is calculated primarily on the straight-line method over the estimated useful lives of the assets not exceeding 40 years. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is recognized. In the event that facts and circumstances indicate that assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.
     Income Taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
     Derivative Instruments. The Company enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates, interest rates, security prices, or commodity prices. The Company does not enter into derivative transactions for speculative or trading purposes. Derivative financial transactions are generally carried at fair value with the resulting gains and losses reflected in the results of operations.
     Foreign Currency Translation. Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' Equity section titled "Cumulative translation adjustment".

Note 2.  Inventories
     Inventories at December 31, 1996 and 1995 are comprised of the following:

Millions of dollars                                             1996         1995
-------------------------------------------------------------------------------------

Sales items                                                  $    104.3   $     90.1
Supplies and parts                                                136.3        121.5
Work in process                                                    30.4         27.2
Raw materials                                                      21.2         17.5
                                                             ------------------------
          Total                                              $    292.2   $    256.3
-------------------------------------------------------------------------------------

     If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $13.0 million and $18.3 million higher than reported at December 31, 1996 and 1995, respectively.

Note 3.  Property, Plant and Equipment

Millions of dollars                                             1996         1995
-------------------------------------------------------------------------------------
Land                                                       $       63.9  $      63.7
Buildings and property improvements                               568.2        555.7
Machinery and equipment                                         2,653.8       2,560.3
Other                                                             274.9         242.6
                                                           --------------------------
          Total                                            $    3,560.8  $    3,422.3
-------------------------------------------------------------------------------------

Note 4.  Related Companies
     The Company conducts some of its operations through various joint ventures, which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. Included in the Company's revenues for 1996, 1995 and 1994 are equity in income of related companies of $105.5 million, $88.4 million and $93.0 million, respectively. When the Company sells or transfers assets to an affiliated company that is accounted for using the equity method and the affiliated company records the assets at fair value, the excess of the fair value of the assets over the Company's net book value is deferred and amortized over the expected lives of the assets. Such deferred gains included in the Company's other liabilities were $3.7 million and $10.1 million at December 31, 1996 and 1995, respectively. Summarized financial statements for European Marine Contractors, Limited, a 50% owned company which specializes in engineering, procurement and construction of marine pipelines, and for the remaining combined jointly owned operations which are not consolidated are as follows:

COMBINED OPERATING RESULTS
Millions of dollars                              1996           1995          1994
--------------------------------------------------------------------------------------
                                                    European Marine Contractors
Revenues                                     $     246.5   $     361.8   $     439.3
--------------------------------------------------------------------------------------
Operating income                             $      65.5   $     106.9   $     142.4
--------------------------------------------------------------------------------------
Net income                                   $      43.7   $      72.6   $      94.4
--------------------------------------------------------------------------------------

                                                        Other Affiliates
Revenues                                     $   2,276.4   $   1,767.2   $   1,542.2
---------------------------------------------------------------------------------------
Operating income                             $     197.7   $      92.9   $      81.3
---------------------------------------------------------------------------------------
Net income                                   $     158.8   $      63.0   $      66.2
---------------------------------------------------------------------------------------

COMBINED FINANCIAL POSITION
Millions of dollars                                               1996          1995
-----------------------------------------------------------------------------------------
                                                                   European Marine
                                                                     Contractors
Current assets                                                $     263.1   $     238.4
Noncurrent assets                                                    25.6          40.6
                                                              ---------------------------
   Total                                                      $     288.7   $     279.0
-----------------------------------------------------------------------------------------

Current liabilities                                           $     226.4   $     182.1
Noncurrent liabilities                                                3.8          18.1
Shareholders' equity                                                 58.5          78.8
                                                              ---------------------------
   Total                                                      $     288.7   $     279.0
-----------------------------------------------------------------------------------------

                                                                   Other Affiliates
Current assets                                                $     871.3   $     752.5
Noncurrent assets                                                   615.2         476.1
                                                              ---------------------------
   Total                                                      $   1,486.5   $   1,228.6
-----------------------------------------------------------------------------------------

Current liabilities                                           $     572.9   $     418.4
Noncurrent liabilities                                              284.0         403.7
Shareholders' equity                                                629.6         406.5
                                                              ---------------------------
   Total                                                      $   1,486.5   $   1,228.6
-----------------------------------------------------------------------------------------

Note 5.  Income Taxes
     The components of the (provision) benefit for income taxes are:

Millions of dollars                                             1996        1995        1994
------------------------------------------------------------------------------------------------
Current income taxes
    Federal                                                $    (21.5)  $     (6.4)  $      9.2
    Foreign                                                    (102.7)       (79.9)       (43.5)
    State                                                        (2.9)        (5.4)        (1.9)
                                                           -------------------------------------
         Total                                                 (127.1)       (91.7)       (36.2)
                                                           -------------------------------------
Deferred income taxes
    Federal                                                      58.2        (11.2)       (55.3)
    Foreign and state                                           (34.4)       (34.8)       (30.7)
                                                           -------------------------------------
         Total                                                   23.8        (46.0)       (86.0)
                                                           -------------------------------------
    Total                                                  $   (103.3)  $   (137.7)  $   (122.2)
------------------------------------------------------------------------------------------------

     Included in income taxes are foreign tax credits of $63.7 million in 1996 and $35.2 million in 1995. The U.S. and foreign components of income from continuing operations before income taxes and minority interests are as follows:

Millions of dollars                                             1996        1995        1994
------------------------------------------------------------------------------------------------
U.S.                                                       $    217.2   $    234.6   $    200.9
Foreign                                                         187.0        153.2         96.9
                                                           -------------------------------------
    Total                                                  $    404.2   $    387.8   $    297.8
------------------------------------------------------------------------------------------------

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                             1996       1995
----------------------------------------------------------------------------------
Gross deferred tax assets
      Employee benefit plans                                $    95.2   $    86.0
      Accrued liabilities                                        71.9        55.3
      Net operating loss carryforwards                           62.8        89.2
      Construction contract accounting methods                   38.6        88.9
      Intercompany profit                                        34.2        26.8
      Insurance accruals                                         30.0        20.9
      Foreign tax credits                                        29.8        13.1
      Alternative minimum tax carryforward                       19.3        15.0
      All other                                                  82.2        61.5
                                                            ----------------------
          Total                                                 464.0       456.7
                                                            ----------------------
Gross deferred tax liabilities
      Depreciation and amortization                              56.7        75.4
      Unrepatriated foreign earnings                             34.1        34.0
      Safe harbor leases                                         12.0        13.0
      All other                                                  83.6       117.0
                                                            ----------------------
          Total                                                 186.4       239.4
                                                            ----------------------
Valuation allowances
      Net operating loss carryforwards                           36.3        53.2
      All other                                                  34.0        19.7
                                                            ----------------------
          Total                                                  70.3        72.9
                                                            ----------------------
Net deferred income tax asset                               $   207.3   $   144.4
----------------------------------------------------------------------------------

     The Company has foreign tax credits which expire in 1999 of $1.0 million and in 2000 of $28.8 million. The Company has net operating loss carryforwards which expire as follows: 1997, $8.9 million; 1998, $18.0 million; 1999, $20.7 million; 2000 through 2010, $41.3 million; and indefinite, $87.4 million. Reconciliations between the actual benefit (provision) for income taxes and that computed by applying the U.S. statutory rate to income or loss from continuing operations before income taxes and minority interests are as follows:

Millions of dollars                                             1996        1995         1994
------------------------------------------------------------------------------------------------
Benefit (provision) computed at
    statutory rate                                         $   (141.5)  $   (135.7)  $   (104.3)
Reductions (increases) in taxes resulting from:
    Tax differentials on
        foreign earnings                                          3.7        (35.4)       (18.4)
    State income taxes, net of
        Federal income tax benefit                               (2.9)        (5.1)        (1.9)
    Net operating losses                                         23.0         48.6          0.4
    Federal income tax settlement                                16.1           -            -
    Other items, net                                             (1.7)       (10.1)         2.0
                                                           -------------------------------------
        Total                                              $   (103.3)  $   (137.7)  $   (122.2)
------------------------------------------------------------------------------------------------

     The Company has received statutory notices of deficiency for the 1990 and 1991 tax years from the Internal Revenue Service (IRS) of $92.9 million and $16.8 million, respectively, excluding any penalties or interest. The Company believes it has meritorious defenses and does not expect that any liability resulting from the 1990 or 1991 tax years will result in a material adverse effect on its results of operations or financial position. In 1996, the Company reached settlements with the IRS for certain matters including the 1989 taxable year. As a result of the settlement for the 1989 taxable year, the Company recognized tax benefits and net income was increased by $16.1 million in 1996 (see Note 16).

Note 6.  Lines of Credit, Notes Payable, and Long-Term Debt
     At December 31, 1996, the Company had committed short-term lines of credit totaling $185.0 million available and unused, and other short-term lines of credit totaling $275.0 million, under which $25.0 million in borrowings were outstanding with several U.S. banks. The interest rate on these borrowings was 5.65%. In addition, the Company had $21.3 million of other short-term debt outstanding at December 31, 1996, primarily consisting of commercial paper with an interest rate of 5.85%. The $100.0 million revolving credit agreement maintained by Landmark prior to the merger (see Note 13) was terminated on October 7, 1996.
     Long-term debt at December 31, 1996 and 1995 consists of the following:

Millions of dollars                                             1996        1995
------------------------------------------------------------------------------------
8.75% debentures due February 15, 2021                      $    200.0  $   200.0
Other notes with varying interest rates                            0.1        5.2
                                                            ------------------------
                                                                 200.1      205.2
Less current portion                                              (0.1)       5.2
                                                            ------------------------
    Total                                                   $    200.0  $   200.0
------------------------------------------------------------------------------------

     The Company's 8.75% debentures due February 15, 2021 do not have sinking fund requirements and are not redeemable prior to maturity. In September 1995, the Company redeemed all of its zero coupon convertible subordinated debentures due March 13, 2006 for $390.7 million in cash, which represented the original issue price plus accrued original issue discount to the redemption date. In addition, in December 1995, the Company redeemed all of its $42.0 million term loan at LIBOR plus 0.45%. Long-term debt of $0.1 million matures during 1997 and there are no other maturities due for the succeeding four years.

     On February 6, 1997, the Company issued $125.0 million principal amount 6.75% notes due February 1, 2027 under the Company's medium-term note program. The notes were priced at 99.78%, to yield 6.78% to maturity. The notes are not redeemable prior to maturity and have no sinking fund requirements. Each holder of the notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The Company intends to use the net proceeds from the sale of the notes for general corporate purposes which may include repayment of debt, acquisitions, and loans and advances to and/or investments in subsidiaries of the Company for working capital, repayment of debt and capital expenditures.

Note 7.  Common Stock
     The Company's 1993 Stock and Long-Term Incentive Plan (1993 Plan) provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan, 5.5 million shares of the Company's Common Stock were reserved for issuance to key employees. At December 31, 1996,
0.3 million shares were available for future grants under the 1993 Plan. In connection with the acquisition of Landmark, the stock option plans maintained by Landmark were assumed by the Company. Stock option transactions summarized below include amounts for the 1993 Plan and the Landmark plans using the acquisition exchange rate of .574 shares for each Landmark share.

                                                              Exercise          Weighted Average
                                           Number of          Price per          Exercise Price
                                             Shares             Share              Per Share
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993            2,016,941       1.05 - 44.86              29.27
  Granted                                   1,373,358      29.62 - 59.45              33.42
  Exercised                                  (145,926)      1.05 - 41.38              23.37
  Forfeited                                  (129,552)     17.42 - 49.65              29.21
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994            3,114,821       1.05 - 59.45              31.38
---------------------------------------------------------------------------------------------------
  Granted                                   1,983,357      31.36 - 50.63              41.06
  Exercised                                  (350,774)      1.05 - 41.81              27.61
  Forfeited                                  (132,597)     17.42 - 57.53              34.54
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995            4,614,807       5.80 - 59.45              35.74
---------------------------------------------------------------------------------------------------
  Granted                                   1,799,670      28.96 - 59.13              55.40
  Exercised                                  (997,287)      5.80 - 47.04              31.15
  Forfeited                                  (222,830)     17.42 - 56.18              37.62
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996            5,194,360       6.97 - 59.45              43.34
---------------------------------------------------------------------------------------------------

     Options outstanding at December 31, 1996 is composed of the following:

                                         Outstanding                                 Exercisable
                       ------------------------------------------------    --------------------------------
                                           Weighted
                          Number of         Average        Weighted           Number of        Weighted
                          Shares at        Remaining       Average            Shares at        Average
      Range of           December 31,     Contractual      Exercise         December 31,       Exercise
   Exercise Prices           1996            Life           Price               1996            Price
-----------------------------------------------------------------------------------------------------------

    6.97 - 17.86            101,266            5.42          17.68               101,266        17.68
   18.29 - 28.75            201,932            4.65          24.33               195,117        24.32
   28.96 - 44.86          2,438,743            6.61          35.55             1,631,513        35.40
   45.19 - 59.45          2,452,419            9.10          53.73               301,664        45.87
-----------------------------------------------------------------------------------------------------------

    6.97 - 59.45          5,194,360            7.69          43.34             2,229,560        35.04
-----------------------------------------------------------------------------------------------------------

     All stock options under the 1993 Plan are granted at the fair market value of the Common Stock at the grant date. Landmark, prior to its acquisition by the Company, had provisions in its plans that allowed Landmark to set option exercise prices at a defined percentage below fair market value. The weighted average fair value of the stock options granted during 1996 was $20.48. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 5.9%; expected dividend yield of 1.6%; expected life of five years; and expected volatility of 39.72%. The weighted average fair value of the stock options granted during 1995 was $14.32. The following weighted average assumptions were used for grants in 1995: risk-free interest rate of 6.2%; expected dividend yield of 1.6%; expected life of five years; and expected volatility of 38.36%. Stock options generally expire ten years from the grant date. Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date.
     The Company accounts for the 1993 Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the 1993 Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma net income for 1996 and 1995 would have been $292.4 million and $181.6 million, respectively, resulting in earnings per share of $2.32 and $1.45, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
     Restricted shares awarded under the 1993 Plan for 1996, 1995 and 1994 were 90,450, 206,350 and 80,600, respectively. The shares awarded are net of forfeitures of 11,750, 4,900 and 5,000 shares in 1996, 1995 and 1994, respectively. The weighted average fair market value per share at the date of grant of shares granted in 1996 and 1995 was $54.73 and $40.88, respectively.
     The Company's Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan) allows for each non-employee director to receive an annual award of 200 restricted shares of Common Stock as a part of compensation. The Company reserved 50,000 shares of Common Stock for issuance to non-employee directors. The Company issued 1,800, 1,600 and 1,800 restricted shares in 1996, 1995 and 1994, respectively under this plan. The weighted average fair market value per share at the date of grant of shares granted in 1996 and 1995 was $53.13 and $40.75, respectively.
     The  Company's  Employees'   Restricted  Stock  Plan  was  established  for
employees who are not officers, for which 100,000 shares of Common Stock have been reserved. The Company awarded 1,750 and 96,750 restricted shares in 1995 and 1994, respectively, and 4,200 and 900 restricted shares were forfeited in 1996 and 1995, respectively. No awards were made in 1996 and no further grants are being made under this plan. The weighted average fair market value per share at the date of grant for shares granted in 1995 was $35.00.
     Under the terms of the Company's Career Executive Incentive Stock Plan, 7.5 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1996, 5.9 million shares (net of 1.0 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
     Restricted shares issued under the 1993 Plan, Restricted Stock Plan, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. Compensation costs recognized in income for 1996, 1995 and 1994 were $6.9 million, $7.0 million and $7.1 million, respectively. At December 31, 1996, the unamortized amount is $22.9 million.

Note 8.  Series A Junior Participating Preferred Stock
     The Company has previously declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of Common Stock. Each Right entitles the holder thereof to buy one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, without par value, at an exercise price of $150, subject to certain antidilution adjustments, upon the terms and subject to the conditions set forth in the Rights Agreement entered into with ChaseMellon Shareholder Services, L.L.C. as Rights Agent. The Rights do not have any voting rights and are not entitled to dividends.
     The Rights become exercisable in certain limited circumstances involving a potential business combination. Following certain other events after the Rights become exercisable, each Right will entitle its holder to an amount of Common

Stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before they become exercisable. The Rights expire on December 15, 2005. No event during 1996 made the Rights exercisable.

Note 9.  Business Segment Information
     In the fourth quarter of 1996, the Company realigned its two business segments in order to better meet the growing customer needs for complete arrays of integrated energy services. Under the new structure, the upstream oil and gas services business unit of the former Engineering and Construction Services segment and Landmark, a leading supplier of integrated exploration and production information systems and professional services to the petroleum industry, are included in the Energy Group. The Energy Group also includes the product and service lines of the former Energy Services segment, including drilling systems and services, pressure pumping equipment and services, logging and perforating, specialized completion and production equipment and services, and well control. The Engineering and Construction Group provides engineering, construction, project management, facilities operation and maintenance, and environmental services for industrial and governmental customers. Amounts for prior years have been restated to conform to the new organization structure.
     The Company's equity in income or losses of related companies is included in revenues and operating income of each applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial. Sales between geographic areas and export sales are also immaterial. General corporate assets are primarily comprised of cash and equivalents and certain other investments.

OPERATIONS BY BUSINESS SEGMENT
Years ended December 31
Millions of dollars                                              1996          1995          1994
-----------------------------------------------------------------------------------------------------

Operating income:
  Energy Group                                              $     484.4   $     398.2   $     264.1
  Engineering and Construction Group                               53.7          44.6          15.2
  General corporate and special charges                          (120.2)        (41.9)        (39.5)
                                                            -----------------------------------------
    Total                                                   $     417.9   $     400.9   $     239.8
-----------------------------------------------------------------------------------------------------
Capital expenditures:
  Energy Group                                              $     313.8   $     248.1   $     207.1
  Engineering and Construction Group                               70.5          55.1          37.5
  General corporate                                                11.4           0.1           0.4
                                                            -----------------------------------------
    Total                                                   $     395.7   $     303.3   $     245.0
-----------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Energy Group                                              $     228.4   $     220.2   $     224.9
  Engineering and Construction Group                               38.2          38.3          43.8
  General corporate                                                 1.3           1.3           2.6
                                                            -----------------------------------------
    Total                                                   $     267.9   $     259.8   $     271.3
-----------------------------------------------------------------------------------------------------
Identifiable assets:
  Energy Group                                              $   2,899.8   $   2,445.1   $   2,524.8
  Engineering and Construction Group                              986.3         873.6         750.0
  General corporate                                               550.5         543.3         636.0
  Net assets of discontinued operations                                                       286.6
                                                                    -             -
                                                            -----------------------------------------
    Total                                                   $   4,436.6   $   3,862.0   $   4,197.4
-----------------------------------------------------------------------------------------------------




OPERATIONS BY GEOGRAPHIC AREA
Years ended December 31
Millions of dollars                                              1996          1995          1994
------------------------------------------------------------------------------------------------------
Revenues:
  United States                                             $   3,953.2   $   3,255.6   $   3,327.7
  Europe                                                        1,711.1       1,117.7         963.9
  Latin America                                                   557.4         529.9         405.1
  Other areas                                                   1,163.4         979.7         964.4
                                                            ------------------------------------------
    Total                                                   $   7,385.1   $   5,882.9   $   5,661.1
------------------------------------------------------------------------------------------------------

Operating income (loss):
  United States                                             $     397.5   $     231.4   $     166.3
  Europe                                                           62.3           3.3         (12.1)
  Latin America                                                    24.7          64.9          35.8
  Other areas                                                      53.6         134.8          72.7
  General corporate and special charges                          (120.2)        (33.5)        (22.9)
                                                            ------------------------------------------
    Total                                                   $     417.9   $     400.9   $     239.8
------------------------------------------------------------------------------------------------------
Identifiable assets:
  United States                                             $   1,994.7   $   1,872.0   $   1,742.3
  Europe                                                          695.0         528.0         576.5
  Latin America                                                   347.3         279.7         272.3
  Other areas                                                     849.1         639.0         683.7
  General corporate                                               550.5         543.3         636.0
  Net assets of discontinued operations                                                       286.6
                                                                    -             -
                                                            ------------------------------------------
    Total                                                   $   4,436.6   $   3,862.0   $   4,197.4
------------------------------------------------------------------------------------------------------

Note 10. Commitments and Contingencies
     Leases. At December 31, 1996, the Company was obligated under noncancelable operating leases, expiring on various dates to 2020, principally for the use of land, offices, equipment and field facilities. Aggregate rentals charged to operations for such leases totaled $70.8 million in 1996, $73.7 million in 1995 and $108.2 million in 1994. Future aggregate rentals on noncancelable operating leases are as follows: 1997, $55.7 million; 1998, $41.2 million; 1999, $30.0 million;  2000,  $16.4 million;  2001,  $11.3  million;  and  thereafter,  $72.5 million.
     Environmental.  The Company is involved as a potentially  responsible party
(PRP) in remedial activities to clean up various "Superfund" sites under applica Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the fourth quarter of 1997. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably
practica    basis.
     Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 11.  Financial Instruments and Risk Management
     Foreign Exchange Risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The Company hedges significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
     The Company hedges its currency exposure through the use of currency derivative instruments. Such contracts generally have an expiration date of one year or less. Forward exchange contracts (commitments to buy or sell a specified amount of a foreign currency at a specified price and time) are generally used to hedge identifia foreign currency commitments. Gains or losses on such contracts are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Forward exchange contracts and foreign exchange option contracts (which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price) are generally used to hedge foreign currency commitments with an indeterminable maturity date. These contracts are marked to market monthly with the resulting gains or losses included in current period foreign exchange gains (losses). None of the forward or option contracts are exchange traded.
     While hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The use of some contracts may limit the Company's ability to benefit from favora fluctuations in foreign exchange rates. The notional amounts of open forward contracts and options were $161.1 million and $111.5 million at December 31, 1996 and 1995, respectively. The notional amounts of the Company's foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of the exposure of the Company or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. The Company actively monitors its foreign currency exposure (net position) and adjusts the amounts hedged as appropriate.
     Exposures to certain currencies are generally not hedged due primarily to the lack of availa markets or cost considerations (non-traded currencies). The Company attempts to manage its working capital position to minimize foreign currency commitments in non-traded currencies and recognizes that pricing for the services and products offered in such countries should cover the cost of exchange rate devaluations. The Company has historically incurred transaction losses in non-traded currencies. The risk of loss is primarily due to the magnitude of currency devaluations experienced in those currencies rather than the size of the foreign currency exposures.
     Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and trade receiva s. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receiva s are generated from a broad and diverse group of customers. There are concentrations of receiva s in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receiva . There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to the Company's derivative contracts. Counterparties are selected by the Company based on creditworthiness, which the Company continually monitors, and on the counterparties' ability to perform their obligations under the terms of the transactions. The Company does not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings and, as such, considers the credit risk associated with its derivative contracts to be minimal.

     Fair Value of Financial Instruments. The estimated fair value of long-term debt at December 31, 1996 and 1995 was $229.6 and $247.9 million, respectively, as compared to the carrying amount of $200.0 million at December 31, 1996 and 1995. The fair value of long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of short-term financial instruments (cash and equivalents, receiva s and certain liabilities) as reflected in the consolidated balance sheets approximates fair value due to the short maturities of these instruments. The fair value of currency derivative instruments, which generally approximates the carrying amount, was ss than $2.5 million at December 31, 1996 and 1995, based upon third party quotes.

Note 12.  Retirement Plans
     Retirement Plans. The Company has various retirement plans which cover a significant number of its employees. The major pension plans are defined contribution plans, which provide pension benefits in return for services rendered, provide an individual account for each participant, and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $114.2 million, $95.1 million and $98.7 million in 1996, 1995 and 1994, respectively. Other pension plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of one or more factors such as age, years of service or compensation. As a result of siza reductions in the number of employees, curtailment gains of $1.3 million and $8.9 million are reflected in the net amortization and deferral component of net periodic pension cost for 1995 and 1994, respectively. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in equity and fixed income securities of entities domiciled in the country of the Plan's operation. Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Percentages                                                         1996               1995               1994
----------------------------------------------------------------------------------------------------------------------
Return on plan assets:
   United States plans                                              8% to 8.5%               8.5%               8.5%
   International plans                                                      9%         6.5% to 9%           7% to 9%
Discount rate:
   United States plans                                             7% to 7.75%        7% to 7.25%               8.5%
   International plans                                              7% to 8.5%         4% to 8.5%         4% to 8.5%
Compensation increase:
   United States plans                                                    4.5%                 4%                 5%
   International plans                                              4.3% to 6%           1% to 6%           1% to 6%
----------------------------------------------------------------------------------------------------------------------

     The net periodic pension cost for defined benefit plans is as follows:

Millions of dollars                                             1996         1995         1994
------------------------------------------------------------------------------------------------

Service cost - benefits earned during period               $     15.8   $      9.6   $      9.5
Interest cost on projected benefit obligation                    29.9         27.5         26.6
Actual return on plan assets                                    (61.0)       (46.8)        (8.5)
Net amortization and deferral                                    13.7         12.7        (26.7)
                                                            ------------------------------------
  Net periodic pension cost (benefit)                      $     (1.6)  $      3.0   $      0.9
------------------------------------------------------------------------------------------------

     The reconciliation of the funded status for defined benefit plans where assets exceed accumulated benefits is as follows:

Millions of dollars                                             1996        1995
------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
    Vested                                                 $   (351.9)  $   (300.3)
------------------------------------------------------------------------------------
    Accumulated benefit obligation                         $   (358.4)  $   (309.0)
------------------------------------------------------------------------------------
    Projected benefit obligation                           $   (388.6)  $   (345.6)
Plan assets at fair value                                       522.0        423.7
                                                           -------------------------
    Funded status                                               133.4         78.1

Unrecognized prior service cost                                   2.7          5.5
Unrecognized net gain                                          (109.3)       (81.3)
Unrecognized net transition asset                                (3.9)        (4.5)
                                                           -------------------------
  Net pension liability                                    $     22.9   $     (2.2)
------------------------------------------------------------------------------------

     The reconciliation of the funded status for defined benefit plans where accumulated benefits exceed assets is as follows:

Millions of dollars                                             1996        1995
------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
    Vested                                                 $     (2.5)  $    (3.4)
------------------------------------------------------------------------------------
    Accumulated benefit obligation                         $     (6.3)  $    (8.1)
------------------------------------------------------------------------------------
    Projected benefit obligation                           $     (6.9)  $    (9.1)
Plan assets at fair value                                          -          2.2
                                                           -------------------------
    Funded status                                                (6.9)       (6.9)

Unrecognized net gain                                            (6.0)       (1.8)
Unrecognized net transition asset                                  -         (1.0)
Adjustment required to recognize minimum liability                 -         (3.4)
                                                           -------------------------
  Net pension liability                                    $    (12.9)  $   (13.1)
------------------------------------------------------------------------------------

     Postretirement Medical Plan. The Company offers a postretirement medical plan to certain employees that qualify for retirement and, on the last day of active employment, are enrolled as participants in the Company's active employee medical plan. The Company's liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1996, 7% in 1995 and 8% in 1994.

     Net periodic postretirement benefit cost included the following components:

Millions of dollars                                                  1996         1995        1994
------------------------------------------------------------------------------------------------------

Service cost - benefits attributed to service during the period  $     0.5    $     0.5    $     0.8
Interest cost on accumulated postretirement benefit obligation         1.6          2.1          2.3
Net amortization and deferral                                         (1.2)        (1.0)        (0.9)
                                                                 -------------------------------------
Net periodic postretirement cost                                 $     0.9    $     1.6    $     2.2
------------------------------------------------------------------------------------------------------

     Postretirement medical benefits are funded by the Company when incurred. The Company's postretirement medical plan's funded status reconciled with the amounts included in the Company's Consolidated Balance Sheets at December 31, 1996 and 1995 is as follows:

Millions of dollars                                                  1996         1995
-----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees and related beneficiaries                            $    12.7    $    15.6
   Fully eligible active plan participants                             2.4          2.4
   Other active plan participants not fully eligible                   6.4          6.7
                                                                 ------------------------
Accumulated postretirement benefit obligation                         21.5         24.7
Unrecognized prior service cost                                        7.4          8.3
Unrecognized gain                                                      9.1          7.0
                                                                 ------------------------
Net postretirement liability                                     $    38.0    $    40.0
-----------------------------------------------------------------------------------------

Note 13.  Landmark Acquisition
     On October 4, 1996, the Company completed the acquisition of Landmark Graphics Corporation (Landmark) through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 10.2 million shares of Common Stock of the Company and the assumption by the Company of the outstanding Landmark stock options (for the exercise of which the Company has reserved an aggregate of approximately 1.5 million shares of Common Stock of the Company). The merger qualified as a tax free exchange and was accounted for using the "pooling of interests" method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of Landmark for all periods presented.
     Prior to the merger, Landmark had a fiscal year-end of June 30. Landmark results have been restated to conform with Halliburton's calendar year-end. Combined and separate results of Halliburton and Landmark during periods preceding the merger were as follows:

                                         Nine Months
                                           Ended
                                        September 30           Years Ended December 31
                                                         ------------------------------------
Millions of dollars                         1996               1995               1994
---------------------------------------------------------------------------------------------
Revenues:
   Halliburton                       $    5,251.5       $    5,698.7       $    5,510.2
   Landmark                                 143.9              184.2              150.9
                                    ---------------------------------------------------------
      Combined                       $    5,395.4       $    5,882.9       $    5,661.1
---------------------------------------------------------------------------------------------
Net Income:
   Halliburton                       $      201.2       $      168.3       $      177.8
   Landmark                                  (8.4)              15.4                3.1
                                    ---------------------------------------------------------
      Combined                       $      192.8       $      183.7       $      180.9
---------------------------------------------------------------------------------------------

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

Millions of dollars                                               1995             1994
-------------------------------------------------------------------------------------------
Revenues                                                    $      252.6      $     290.3
-------------------------------------------------------------------------------------------
Loss before income taxes                                    $     (126.3)     $      (0.6)
Benefit for income taxes                                            67.5              6.1
Loss on disposition                                                 (7.6)
                                                                                       -
Benefit for income taxes                                             0.9
                                                                                       -
                                                            -------------------------------
  Net income (loss) from discontinued operations            $      (65.5)     $       5.5
-------------------------------------------------------------------------------------------

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

                                                             Income (loss)
                                                             before income     Net income
Millions of dollars                                              taxes           (loss)
-------------------------------------------------------------------------------------------
Additional claim loss reserves for environmental
   and asbestos exposure and other exposures                $     (117.0)     $     (76.4)
Realization of deferred income tax valuation allowance                -              25.9
Provisions for legal matters                                        (8.0)            (5.2)
Expenses related to the spin-off transaction                        (7.6)            (6.7)
Other insurance services expenses                                   (7.4)            (4.8)
                                                            --------------------------------
   Total charges                                            $     (140.0)     $     (67.2)
--------------------------------------------------------------------------------------------

     The review of the insurance policies and reinsurance agreements was based upon an actuarial study and HIGI management's best estimates using facts and trends currently known, taking into consideration the current legislative and legal environment. Developed case law and adequate claim history do not exist for such claims. Estimates of the liability were reviewed and updated continually. Due to the significant uncertainties related to these types of claims, past claim experience may not be representative of future claim experience.
     The Company also realized a valuation allowance for deferred tax assets primarily related to HIGI's insurance claim loss reserves. The Company had provided a valuation allowance for all temporary differences related to HIGI based upon its intent announced in 1992 that it was pursuing the sale of HIGI. A taxable transaction would have made it more likely than not that the related benefit or future deductibility would not be realized. The spin-off transaction was tax-free and allows HIGI to retain its tax basis and the value of its deferred tax asset.

Note 15.  Acquisitions and Dispositions
     See Note 13 regarding the acquisition of Landmark.
     See Note 14 regarding the disposition of the Company's insurance segment.

     In the second quarter of 1996, M-I Drilling Fluids Company, L.L.C., a 36% owned joint venture, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included in cash flows from other investing activities.
     In 1995, Landmark acquired two software companies for a total of $5.8 million and 0.6 million shares of its common stock, equivalent to 0.3 million shares of Halliburton Company Common Stock. In 1994, Landmark acquired two software companies for a total of $13.3 million and 0.4 million shares of its common stock, equivalent to 0.2 million shares of Halliburton Company Common

Stock.
     The Company sold its natural gas compression business unit in November 1994 for $205.0 million in cash. The sale resulted in a pretax gain of $102.0 million, or 52 cents per share after tax. The business unit sold, owned and operated a large natural gas compressor rental fleet in the United States and Canada. The compressors were used to assist in the production, transportation and storage of natural gas.
     On March 25, 1994, Landmark issued 2.6 million shares of its common stock, equivalent to 1.5 million shares of Halliburton Company Common Stock, in exchange for all of the outstanding common shares of Advance Geophysical Corporation (Advance). Advance provides software which allows seismic processors and interpreters to manipulate raw seismic data and to condense it into a form that is ready for interpretation. The acquisition of Advance was accounted for as a pooling of interests, and the financial statements for periods prior to the Advance merger have been restated to reflect the financial position and results of operations of the combined companies.
     In January 1994, the Company sold substantially all of the assets of its geophysical services and products business to Western Atlas International, Inc. (Western Atlas) for $190.0 million in cash and notes subject to certain adjustments. The notes of $90.0 million were sold for cash in the first quarter of 1994. In addition, the Company issued $73.8 million in notes to Western Atlas to cover some of the costs of discontinuing certain geophysical operations, including the cost of personnel reductions, leases of geophysical marine vessels and the closing of duplicate facilities. The final payment on these notes was made in February 1996.
     In January 1997, the Company announced that it has offered to purchase all of the outstanding shares of OGC International plc (OGC) for approximately $117.9 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry. As of February 28, 1997, approximately 93% of such shares were tendered to the Company and it is expected that the acquisition of all of such shares will be completed in the second quarter of 1997.
     In February 1997, the Company announced that Devonport  Management  Limited
(DML), which was 30% owned by the Company at December 31, 1996, has agreed to purchase Devonport Royal Dockyard Limited, which owns and operates the Devonport Royal Dockyard in Plymouth, England, from the government of the United Kingdom for approximately $66.1 million. Concurrent with the purchase, the Company increased its ownership of DML to 51%. The dockyard principally provides repair and refitting services for the British Royal Navy's fleet of submarines and surface ships.

Note 16.  Special Charges
     In September 1996, the Company recognized special charges to operating income of $65.3 million ($42.7 million after tax) related to the reorganization of the Engineering and Construction Group, severance costs for combining general support functions throughout the Company, and certain other business structure costs, including $4.1 million ($3.5 million after tax) for costs associated with the acquisition of Landmark.
     The Company recognized severance costs of $41.0 million to provide for the termination of approximately one thousand employees related to reorganization efforts at the Engineering and Construction Group and plans to combine various administrative support functions into combined shared services for the Company. The terminations impact mostly middle and senior management levels within business unit operations, business unit support, and general and administrative areas. Approximately $3.5 million was charged against the reorganization liability for the termination of approximately 200 employees during the fourth quarter of 1996. The remaining terminations are to occur primarily during 1997. The Company also recognized $20.2 million of costs associated with restructuring certain Engineering and Construction Group businesses, providing for excess lease space and other items.
     The above charges to net income were offset by tax credits during the third quarter of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service (IRS). The Company reached agreement with the IRS and recognized net operating loss carryforwards of $62.5 million ($22.5 million in tax benefits) from the 1989 tax year. The net operating loss carryforwards are expected to be utilized in the 1996 and 1997 tax years. In addition, the Company also reached agreement with the IRS on issues related to intercompany pricing of goods and services for the tax years 1989 through 1992 and entered into an advanced pricing agreement for the tax years 1993 through 1998. As a result of these agreements with the IRS, the Company recognized tax benefits of $16.1 million. The Company also recognized net operating loss carryforwards of $14.0 million ($5.1 million in tax benefits) in certain foreign areas due to improving profitability and restructuring of foreign operations.
     In September 1996, Landmark also recorded special charges related to the merger with and into a subsidiary of the Company of $8.3 million ($7.6 million after tax). In March 1996, Landmark recorded special charges of $12.2 million ($8.7 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc. and the write-off of redundant assets and activities.
     In 1995 and 1994, Landmark recorded special charges of $8.4 million and $16.6 million, respectively. These amounts were primarily for the write-off of research and development activities of acquired companies, merger costs and restructuring charges.



                                                Halliburton Company
                                             Selected Financial Data (a)
                           Millions of dollars and shares except per share and employee data

                                                                     Years ended December 31
                                                  --------------------------------------------------------------
                                                      1996           1995            1994            1993
----------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Group                                  $  4,286.3      $  3,604.0      $  3,364.0      $  3,765.1
    Engineering and Construction Group               3,098.8         2,278.9         2,297.1         2,459.6
        Total revenues                            $  7,385.1      $  5,882.9      $  5,661.1      $  6,224.7
----------------------------------------------------------------------------------------------------------------
Operating income (loss)
    Energy Group                                  $    484.4      $    398.2      $    264.1      $    253.1
    Engineering and Construction Group                  53.7            44.6            15.2            13.3
    Special charges (b)                                (85.8)           (8.4)          (16.6)         (321.8)
    General corporate                                  (34.4)          (33.5)          (22.9)          (22.0)
----------------------------------------------------------------------------------------------------------------
        Total operating income (loss) (b)              417.9           400.9           239.8           (77.4)
Nonoperating income (expense), net                     (13.7)          (13.1)           58.0           (55.0)
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and minority interest          404.2           387.8           297.8          (132.4)
Benefit (provision) for income taxes (c)              (103.3)         (137.7)         (122.2)            3.0
Minority interest in net (income) loss of
    consolidated subsidiaries                           (0.5)           (0.9)           (0.2)            1.5
Income (loss) from continuing operations          $    300.4      $    249.2      $    175.4      $   (127.9)
----------------------------------------------------------------------------------------------------------------
Income (loss) per share
   Continuing operations                          $     2.38      $    2.00       $    1.41       $    (1.06)
   Net income (loss)                                    2.38           1.47            1.45            (1.23)
Cash dividends per share                                1.00           1.00            1.00             1.00
Return on shareholders' equity                          13.9 %          9.6 %           8.7 %           (7.3) %
----------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                               $    893.3      $    987.9      $  1,366.5      $  1,217.7
Total assets                                         4,436.6         3,862.0         4,197.4         4,318.6
Property, plant and equipment                        1,291.6         1,157.9         1,117.4         1,189.3
Long-term debt                                         200.1           205.2           655.7           637.4
Shareholders' equity                                 2,159.2         1,920.2         2,090.2         2,023.5
Total capitalization                                 2,405.6         2,130.2         2,776.6         2,752.9
Shareholders' equity per share                         17.23           15.42           16.87           16.38
Average common shares outstanding                      126.1           124.7           124.2           121.0
----------------------------------------------------------------------------------------------------------------
Other financial data
Cash flow from operating activities               $    452.0      $    667.4      $    439.0      $    293.0
Capital expenditures                                   395.7           303.3           245.0           270.5
Long-term borrowings (repayments)                       (5.1)         (465.4)          (74.4)          (44.7)
Depreciation and amortization expense                  267.9           259.8           271.3           459.8
Payroll and employee benefits                        3,112.7         2,775.0         2,878.8         3,141.9
Number of employees (d)                               60,000          58,400          57,300          64,600







                                                Halliburton Company
                                            Selected Financial Data (a)
                           Millions of dollars and shares except per share and employee data

                                                             Years ended December 31
                                                  -----------------------------------------------
                                                      1992            1991           1990
-------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Group                                  $  3,536.9      $  3,652.4      $  3,551.0
    Engineering and Construction Group               2,848.1         3,124.6         3,105.4
        Total revenues                            $  6,385.0      $  6,777.0      $  6,656.4
-------------------------------------------------------------------------------------------------
Operating income (loss)
    Energy Group                                  $    205.1      $    233.9      $    327.6
    Engineering and Construction Group                 (19.3)            9.7            33.8
    Special charges (b)                               (272.9)         (118.5)             -
    General corporate                                  (21.0)          (21.8)          (19.9)
-------------------------------------------------------------------------------------------------
        Total operating income (loss) (b)             (108.1)          103.3           341.5
Nonoperating income (expense), net                     (37.2)           (0.7)           17.1
-------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and minority interest         (145.3)          102.6           358.6
Benefit (provision) for income taxes                     1.1           (76.5)         (167.0)
Minority interest in net (income) loss of
    consolidated subsidiaries                            1.7            (2.6)           (2.6)
Income (loss) from continuing operations          $   (142.5)     $     23.5      $    189.0
-------------------------------------------------------------------------------------------------
Income (loss) per share
   Continuing operations                          $    (1.24)     $      0.21     $    1.66
   Net income (loss)                                   (1.27)            0.35          1.79
Cash dividends per share                                1.00             1.00          1.00
Return on shareholders' equity                          (7.4) %           1.8 %         8.8 %
-------------------------------------------------------------------------------------------------
Financial position
Net working capital                               $  1,150.0      $  1,304.6      $  1,154.0
Total assets                            126.1        4,185.3         4,480.6         3,971.7
Property, plant and equipment     126.1              1,214.6         1,204.6         1,028.2
Long-term debt     126.1                               657.8           654.9           192.0
Shareholders' equity                 .1              1,982.8         2,248.6         2,316.7
Total capitalization                                 2,641.3         2,914.3         2,514.6
Shareholders' equity per share                         17.24            19.6           20.25
Average common shares outstanding                      115.0           114.6           114.3
-------------------------------------------------------------------------------------------------
Other financial data
Cash flow from operating activities               $    449.9      $    294.7      $    127.0
Capital expenditures                                   322.8           430.1           342.9
Long-term borrowings (repayments)                      (16.3)          440.6            (9.0)
Depreciation and amortization expense                  366.9           300.2           254.4
Payroll and employee benefits                        3,373.3         3,286.8         3,043.4
Number of employees (d)                               69,000          72,700          76,600




(a) Prior years' information has been restated to include the effect of the acquisition of Landmark Graphics Corporation (Landmark) on October 4, 1996, which was accounted for as a pooling of interests.

(b) Operating income (loss) includes the following special charges: in 1996 and 1995, $85.8 million and $8.4 million, respectively, related to merger and restructuring costs, including severance costs, and the write-off of acquired in-process research and development activities; in 1994, $16.6 million related to merger and restructuring costs; in 1993, $321.8 million related to loss on sale of geophysical business and employee severance costs; in 1992, $272.9 million related to restructuring/reorganization costs and consolidation of certain support functions; in 1991, $118.5 million related to restructuring costs.

(c) Benefit (provision) for income taxes in 1996 includes tax benefits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

(d)  Does not include employees of 50% or less owned affiliated companies.


Quarterly Data and Market Price Information


Millions of dollars except per share data
 (unaudited)                                          First         Second        Third         Fourth         Year

((unaudited)
-----------------------------------------------------------------------------------------------------------------------

1996 (1)
Revenues                                          $   1,704.7   $   1,830.8   $   1,859.9   $   1,989.7   $   7,385.1
Operating income                                         71.6         115.7          57.3         173.3         417.9
Net income
   Continuing operations                                 45.5          71.8          75.5         107.6         300.4
   Net income                                            45.5          71.8          75.5         107.6         300.4

Earnings per share
   Continuing operations                                 0.36          0.57          0.60          0.85          2.38
    Net income                                           0.36          0.57          0.60          0.85          2.38

Cash dividends paid per share                            0.25          0.25          0.25          0.25          1.00
Quarterly common stock prices (2)
    High                                                58.38         58.75         57.25         62.88         62.88
    Low                                                 45.75         50.00         50.75         51.88         45.75

1995 (1)
Revenues                                          $   1,318.9   $   1,446.8   $   1,529.6   $   1,587.6   $   5,882.9
Operating income                                         65.1         103.8         110.5         121.5         400.9
Net income (loss)
   Continuing operations                                 41.5          60.3          69.1          78.3         249.2
   Discontinued operations                                0.8           1.4         (67.7)           -          (65.5)
   Net income                                            42.3          61.7           1.4          78.3         183.7
Earnings (loss) per share
   Continuing operations                                 0.34          0.48          0.55          0.63          2.00
   Discontinued operations                                -            0.01         (0.54)          -           (0.53)
   Net income                                            0.34          0.49          0.01          0.63          1.47
Cash dividends paid per share                            0.25          0.25          0.25          0.25          1.00
Quarterly common stock prices (2)
    High                                                38.88         39.50         45.25         50.63         50.63
    Low                                                 33.50         35.50         35.13         39.75         33.50


(1) The first three quarters of 1996 and the quarters of and total year 1995 have been restated to reflect the acquisition of Landmark Graphics Corporation accounted for using the pooling of interests method of accounting for combinations.

(2)  New York Stock Exchange - composite transactions high and low closing stock prices.

PART III

Item 10. Directors and Executive Officers of Registrant.
     The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1997, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I, Item 4(A), page 5 of this Annual Report.

Item 11.  Executive Compensation.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1997, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plan," "Employment Contracts and Termination of Employement and Change-in-Control Arrangements" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1997, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1997, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
     Not applicable.

Item 13.   Certain Relationships and Related Transactions.
     Not applicable.

PART IV

Item  14.  Exhibits, Financial  Statement Schedules and  Reports  on  Form  8-K.
(a)  1.  Financial Statements:
         The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II, Item 8, are included on pages 12 through 32 of this Annual Report. See index on page 6.

     2.  Financial Statement Schedules:

         Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

     3.  Exhibits:

     Exhibit
     Number                       Exhibits

         2 Agreement and Plan of Reorganization dated as of December 11, 1996 among Halliburton Company, now known as Halliburton Energy Services, Inc. (the "Predecessor"), Halliburton Hold Co., now known as Halliburton Company (the "Company"), and Halliburton Merge Co. (incorporated by reference to Exhibit
                  1.1 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No.
                  1-03492).

         3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         3(b) By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(a) Subordinated Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4(c) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(b) Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Predecessor's Form 8-K dated as of February 20, 1991).

         4(c) Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4(b) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(d) Resolutions of the Predecessor's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the Predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor's Form 8-K dated as of February 20, 1991).

     3. Exhibits:

     Exhibit
     Number                       Exhibits

         4(e) Form of debt security of 6-3/4% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of February 11, 1997).

         4(f) Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Predecessor's Registration Statement on Form S-3 (File No. 33-65772) originally filed with the Securities and Exchange Commission on July 9, 1993 and as post effectively amended on December 5, 1996), as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(g)* Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996.

         4(h)* Certificate of Designation, Rights and Preferences related to the authorization of the Company's Junior Participating Preferred Stock, Series A, filed December 11, 1996 with the Secretary of State of Delaware.

         4(i) Rights Agreement dated as of December 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(j) Copies of instruments which define the rights of holders of miscellaneous long-term notes of the Registrant and its subsidiaries, totaling $0.1 million in the aggregate at December 31, 1996, have not been filed with the Commission. The Registrant agrees herewith to furnish copies of such instruments upon request.

         10(a) Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

         10(b) Retirement Plan for the Directors of Halliburton Company adopted and effective January 1, 1990 (incorporated by reference to Exhibit 10(c) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

         10(c)* Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective May 1, 1994.

         10(d) Summary Plan Description of the Executive Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit 10(g) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

         10(e)* Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated May 21, 1996.

     3. Exhibits:

     Exhibit
     Number                       Exhibits

         10(f) Agreement and Plan of Merger between the Predecessor, Halliburton Acq. Company and Landmark Graphics Corporation, dated as of June 30, 1996 (incorporated by reference to Appendix A of the Predecessor's Registration Statement on Form S-4, filed on August 30, 1996).

         10(g) Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993).

         10(h)* Halliburton Elective Deferral Plan, as amended and restated effective January 1, 1997.

         10(i) Employment agreement (incorporated by reference to Exhibit 10 to the Predecessor's Form 10-Q for the quarterly period ended September 30, 1995).

         10(j)* Halliburton Company Senior Executives' Deferred Compensation Plan, as amended and restated effective January 1, 1996.

         10(k)* Halliburton Company Annual Performance Plan, as amended and restated effective January 1, 1997.

         10(l)    Employment  agreement (incorporated by reference to Exhibit 10
                  (n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

         10(m)*   Early retirement agreement.

         10(n)    The  financial  statements  of  European  Marine   Contractors
                  incorporated by reference from item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         11*      Computation of Earnings per share.

         21*      Subsidiaries of the Registrant.

         23(a)*   Consent of Arthur Andersen LLP.

         23(b)*   Consent of Ernst & Young chartered accountants.

         24* Powers of attorney signed in February 1997, for the following directors:

                  Anne L. Armstrong
                  Richard B. Cheney
                  Lord Clitheroe
                  Robert L. Crandall
                  W. R.  Howell
                  Dale P. Jones
                  Delano E. Lewis
                  C. J. Silas
                  Roger T. Staubach
                  Richard J. Stegemeier
                  E. L. Williamson

         27* Financial data schedules for the Registrant (filed electronically).


                           *      Filed with this Annual Report

     (b)  Reports on Form 8-K:

      A Current Report was filed on Form 8-K dated October 8, 1996, reporting on
      Item 5. Other Events, regarding a press release dated October 4, 1996 announcing the completion of the acquisition of Landmark Graphics Corporation.

      A Current Report was filed on Form 8-K dated October 24, 1996, reporting on Item 5. Other Events, regarding a press release dated October 22, 1996 announcing third quarter results.

      A Current Report was filed on Form 8-K dated November 18, 1996, reporting on Item 5. Other Events, regarding a press release dated November 15, 1997 announcing the fourth quarter dividend.

      A Current Report was filed on Form 8-K dated December 11, 1996, reporting on Item 5. Other Events, regarding a press release dated December 9, 1997 announcing the Company's intent to reorganize its legal structure.

      A Current Report was filed on Form 8-K dated December 12, 1996, reporting on Item 5. Other Events, regarding a press release dated December 12, 1996 announcing the completion of the reorganization of the Company's legal structure.

      A Current Report was filed on Form 8-K dated December 20, 1996, reporting on Item 5. Other Events, regarding a press release dated December 19, 1996 announcing the award of Terra Nova Contract to the Grand Banks Alliance.

      A Current Report was filed on Form 8-K dated December 24, 1996, reporting on Item 5. Other Events, regarding a press release dated December 24, 1996 reporting supplemental selected financial data restated for the acquisition of Landmark Graphics Corporation.

      A Current Report was filed on Form 8-K dated December 27, 1996, reporting on Item 5. Other Events, regarding a press release dated December 23, 1996 announcing the potential acquisition of OGC International plc.

      During the first quarter of 1997 to the date hereof:

      A Current Report was filed on Form 8-K dated January 14, 1997, reporting on Item 5. Other Events, regarding press releases dated January 11, 1997 announcing the Sangu agreement and plan approval.

      A Current Report was filed on Form 8-K dated January 23, 1997, reporting on Item 5. Other Events, regarding a press release dated January 22, 1997 announcing fourth quarter earnings.

      A Current Report was filed on Form 8-K dated January 31, 1997, reporting on Item 5. Other Events, regarding a press release dated January 29, 1997 announcing an offer to acquire OGC International plc.

      A Current Report was filed on Form 8-K dated February 10, 1997, reporting on Item 5. Other Events, regarding a press release dated February 6, 1997 announcing $125 million notes offering.

      A Current Report was filed on Form 8-K dated February 12, 1997, reporting on Item 5. Other Events, regarding a press release dated February 11, 1997 announcing purchase of Davenport Royal Dockyard.

      A Current Report was filed on Form 8-K dated February 14, 1997, reporting on Item 7. Financial Statements and Exhibits, regarding filing of Distribution Agreement, Terms Agreement, and Form of Note.

      A Current Report was filed on Form 8-K dated February 21, 1997, reporting on Item 5. Other Events, regarding a press release dated February 20, 1997 announcing annual meeting and quarterly dividend.

      A Current  Report was filed on Form 8-K dated March 4, 1997,  reporting on
      Item 5. Other Events, regarding a press release dated March 3, 1997 announcing unconditional tender offer to purchase outstanding shares of OGC International plc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 1997.


                                              HALLIBURTON COMPANY



                                           By   /s/ *Richard B. Cheney
                                              -----------------------------
                                                Richard B. Cheney
                                                Chairman of the Board, President
                                                 and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 11th day of March, 1997.


Signature                                  Title

     /s/ Richard B. Cheney
--------------------------------           Chairman of the Board, President and
     Richard B. Cheney                      Chief Executive Officer and Director


     /s/ David J. Lesar
--------------------------------           Executive Vice President and
     David J. Lesar                         Chief Financial Officer


      /s/ R. Charles Muchmore
--------------------------------           Vice President and Controller and
      R. Charles Muchmore                   Principal Accounting Officer

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



* SUSAN S. KEITH
Susan S. Keith, Attorney-in-fact