Form 10-Q
period 1997-03-31
HALLIBURTON CO
filed 1997-05-14
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____



                          Commission File Number 1-3492


                               HALLIBURTON COMPANY

                            (a Delaware Corporation)
                                   75-2677995

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

 Common Stock, par value $2.50 per share:
Outstanding at April 30, 1997 - 126,469,187



                                      INDEX

                                                                                                      Page No.
 PART I.     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at March 31, 1997 and
                         December 31, 1996                                                                   2

                       Condensed Consolidated Statements of Income for the three
                         months ended March 31, 1997 and 1996                                                3

                       Condensed Consolidated Statements of Cash Flows for the three
                         months ended March 31, 1997 and 1996                                                4

                       Notes to Condensed Consolidated Financial Statements                             5 -  7

           Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                 8 - 10

          PART II.     OTHER INFORMATION

           Item 6.     Listing of Exhibits and Reports on Form 8-K                                     11 - 12

        Signatures                                                                                          13

         Exhibits:     Form of debt security of 7.53% Notes due May 1, 2017

                       Computation of earnings per common share for the three
                          months ended March 31, 1997 and 1996

                       Financial data  schedule for the quarter  ended March 31,
                          1997 (included only in the copy of this report filed electronically with the Commission).



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)

                                                                                        March 31           December 31
                                                                                          1997                 1996
                                                                                    ---------------       ---------------
                                        ASSETS
Current assets:
Cash and equivalents                                                                $       85.4          $    213.6
Receivables:
  Notes and accounts receivable                                                          1,392.6             1,413.4
  Unbilled work on uncompleted contracts                                                   305.4               288.9
                                                                                    ---------------       ---------------
    Total receivables                                                                    1,698.0             1,702.3
Inventories                                                                                320.6               292.2
Deferred income taxes, current                                                             107.7               108.7
Other current assets                                                                        74.7                81.2
                                                                                    ---------------       ---------------
   Total current assets                                                                  2,286.4             2,398.0

Property, plant and equipment,
   less accumulated depreciation of $2,280.1 and $2,269.2                                1,387.9             1,291.6
Equity in and advances to related companies                                                258.0               234.9
Excess of cost over net assets acquired                                                    232.0               233.9
Deferred income taxes, noncurrent                                                          110.8                98.6
Other assets                                                                               205.6               179.6
                                                                                    ===============       ===============
   Total assets                                                                     $    4,480.7          $  4,436.6
                                                                                    ===============       ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                                            $       13.7          $     46.3
Current maturities of long-term debt                                                         8.1                 0.1
Accounts payable                                                                           323.2               452.1
Accrued employee compensation and benefits                                                 143.3               193.7
Advance billings on uncompleted contracts                                                  272.4               336.3
Income taxes payable                                                                       151.5               135.8
Deferred maintenance fees                                                                   28.8                18.9
Other current liabilities                                                                  323.4               321.5
                                                                                    ---------------       ---------------
   Total current liabilities                                                             1,264.4             1,504.7

Long-term debt                                                                             373.3               200.0
Employee compensation and benefits                                                         283.2               281.1
Deferred credits and other liabilities                                                     311.1               291.6
                                                                                    ---------------       ---------------
  Total liabilities                                                                      2,232.0             2,277.4
                                                                                    ---------------       ---------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 200.0 shares, issued 130.0 and 129.3 shares                                 324.9               323.3
  Paid-in capital in excess of par value                                                   356.2               322.2
  Cumulative translation adjustment                                                        (23.6)              (12.4)
  Retained earnings                                                                      1,707.8             1,656.3
                                                                                    ---------------       ---------------
                                                                                         2,365.3             2,289.4
  Less 3.5 and 4.0 shares of treasury stock, at cost                                       116.6               130.2
                                                                                    ---------------       ---------------
  Total shareholders' equity                                                             2,248.7             2,159.2
                                                                                    ===============       ===============
    Total liabilities and shareholders' equity                                      $    4,480.7          $  4,436.6
                                                                                    ===============       ===============

See notes to condensed consolidated financial statements.





                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)

                                                                                                      Three Months
                                                                                                     Ended March 31
                                                                                              -----------------------------
                                                                                                 1997              1996
                                                                                              ------------      -----------
Revenues
  Energy Group                                                                                $   1,120.3       $     871.5
  Engineering and Construction Group                                                                777.2             833.2
                                                                                              ============      ===========
     Total revenues                                                                           $   1,897.5       $   1,704.7
                                                                                              ============      ===========

Operating income
  Energy Group                                                                                $     117.2       $      78.9
  Engineering and Construction Group                                                                 29.4              13.7
  Special charges                                                                                     -               (12.2)
  General corporate                                                                                  (7.9)             (8.8)
                                                                                              ------------      -----------
    Total operating income                                                                          138.7              71.6

Interest expense                                                                                     (6.1)             (5.0)
Interest income                                                                                       4.4               3.8
Foreign currency gains                                                                                1.0               1.0
Other nonoperating income, net                                                                        0.6               0.6
                                                                                              ------------      -----------
Income before income taxes and minority interest                                                    138.6              72.0
Provision for income taxes                                                                          (52.7)            (26.6)
Minority interest in net (income) loss of subsidiaries                                               (2.9)              0.1
                                                                                              ------------      -----------

Net income                                                                                    $      83.0       $      45.5
                                                                                              ============      ===========

Net income per share                                                                          $      0.65       $      0.36
                                                                                              ============      ===========

Cash dividends paid per share                                                                 $      0.25       $      0.25

Average number of common and common share
  equivalents outstanding                                                                           127.7             125.4

See notes to condensed consolidated financial statements.



                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)


                                                                                                Three Months
                                                                                               Ended March 31
                                                                                       --------------------------------
                                                                                           1997               1996
                                                                                       -------------      -------------
Cash flows used in operating activities:
  Net income                                                                           $       83.0       $      45.5
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                                            69.6              64.5
      (Benefit) provision for deferred income taxes                                           (14.8)              3.0
      Distributions from (advances to) related companies
         net of equity in (earnings) or losses                                                (24.0)            (10.5)
      Other non-cash items                                                                     11.6              (8.5)
      Other changes, net of non-cash items:
        Receivables                                                                           (17.4)           (205.9)
        Inventories                                                                           (28.8)            (51.0)
        Accounts payable                                                                     (121.2)             (5.3)
        Other working capital, net                                                            (68.4)             46.9
      Other, net                                                                               22.4             (27.2)
                                                                                       -------------      -------------
  Total cash flows used in operating activities                                               (88.0)           (148.5)
                                                                                       -------------      -------------
Cash flows used in investing activities:
  Capital expenditures                                                                       (112.2)            (47.3)
  Sales of property, plant and equipment                                                       11.9              13.4
  Purchases of businesses                                                                      (2.1)            (15.5)
  Other investing activities                                                                  (32.8)             (2.0)
                                                                                       -------------      -------------
  Total cash flows used in investing activities                                              (135.2)            (51.4)
                                                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                                          125.2               0.1
  Payments on long-term borrowings                                                              -                (5.0)
  Borrowings (repayments) of short-term debt                                                  (34.3)            140.3
  Payments of dividends to shareholders                                                       (31.5)            (28.7)
  Proceeds from exercises of stock options                                                     34.5              12.4
  Payments to reacquire common stock                                                           (0.6)             (3.8)
  Other financing activities                                                                    3.6               -
                                                                                       -------------      -------------
  Total cash flows from financing activities                                                   96.9             115.3
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                        (1.9)             (1.0)
                                                                                       -------------      -------------
Decrease in cash and equivalents                                                             (128.2)            (85.6)
Cash and equivalents at beginning of year                                                     213.6             239.6
                                                                                       =============      =============
Cash and equivalents at end of period                                                  $       85.4       $     154.0
                                                                                       =============      =============

Cash payments during the period for:
  Interest                                                                             $        9.8       $       9.9
  Income taxes                                                                                 25.5               8.2

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                                    March 31          December 31
                                                      1997                1996
                                                  -------------      ------------
                                                       (Millions of dollars)
Sales items                                        $     92.5        $    104.3
Supplies and parts                                      164.5             136.3
Work in process                                          40.3              30.4
Raw materials                                            23.3              21.2
                                                   ============      ============
     Total                                         $    320.6        $    292.2
                                                   ============      ============

      About forty percent of all sales items are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $12.6 million and $13.0 million higher than reported at March 31, 1997, and December 31, 1996, respectively.

Note 3. General and Administrative Expenses
      General and administrative expenses were $51.0 million and $52.1 million for the three months ended March 31, 1997 and 1996, respectively.

Note 4. Income Per Share
      Income per share amounts are based upon the average number of common and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect.
      During February, 1997, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 128, "Earnings per share", effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt the new standard at December 31, 1997 and does not believe the effect of adoption will be material.

Note 5. Related Companies
      The Company conducts some operations through various joint ventures, which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. Included in the Company's revenues for the three months ended March 31, 1997 and 1996 are equity in income of related companies of $20.4 million and $21.1 million, respectively.

Note 6. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the third quarter of 1998. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs on any reasonably practicable basis.
      The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 7.  Acquisitions:
     On October 4, 1996, the Company completed the acquisition of Landmark Graphics Corporation (Landmark) through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 10.2 million shares of Common Stock of the Company and the assumption by the Company of the outstanding Landmark stock options. The merger qualified as a tax free exchange and was accounted for using the "pooling of interests" method of accounting for business combinations. Accordingly, the Company's financial statements for the three months ended March 31, 1996 have been restated to include the results of Landmark.
     Prior to the merger, Landmark had a fiscal year-end of June 30. Landmark's results have been restated to conform with Halliburton Company's calendar year-end. Combined and separate results of Halliburton and Landmark for the three months ended March 31, 1996 were as follows:


                                                 Three Months
                                             Ended March 31, 1996
                                             (Millions of dollars)
Revenues:
      Halliburton                                $    1,661.4
      Landmark                                           43.3
                                                 --------------
         Combined                                $    1,704.7
                                                 ==============
Net Income:
      Halliburton                                $       51.5
      Landmark                                           (6.0)
                                                 --------------
         Combined                                $       45.5
                                                 ==============


      During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from 30% to 51% and DML borrowed $56.3 million under term loans (the Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Loans, the Company is required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Loans and earns interest at a rate equal to that of the Loans. The compensating balance is included in other assets in the condensed consolidated balance sheet.
      During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.

Note 8.  Special Charges:
      During September 1996, the Company recorded special charges of $65.3 million, which included provisions of $41.0 million to terminate approximately one thousand employees related to reorganization efforts by the Engineering and Construction Group and plans to combine various administrative support functions into combined shared services for the Company; and $20.2 million to restructure certain Engineering and Construction Group businesses, provide for excess lease space and other items. Approximately $10.0 million has been charged to these reserves for employee related costs and approximately $7.8 million has been charged in connection with excess leases and other items. Approximately 630 employees have left the Company in connection with various reorganization initiatives.
      During March 1996, Landmark recorded special charges of $12.2 million ($8.7 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc. and the write-off of related redundant assets and activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to energy, industrial and governmental customers. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. However, United States law imposes a variety of trade sanctions restricting the ability of the Company, and in some cases its foreign subsidiaries, to conduct business in some countries where there are markets for the Company's goods and services. In the future, certain of these trade sanctions may adversely affect the ability of the Company to conduct business with foreign customers having activities in certain countries such as Cuba, Iran or Libya which are targeted by the United States, including restrictions on the Company's ability to do business with such customers in unrelated countries. From time to time, discussions occur in the United States Congress and Administration concerning the imposition of additional trade sanctions which could affect several other countries which are important markets for the Company. Existing or new restrictions which impair the ability of the Company and/or its customers to conduct business in these countries could adversely affect the results of the Company's operations in some future period; however, recently imposed trade sanctions affecting Myanmar are not expected to have a material adverse affect on the Company.

RESULTS OF OPERATIONS

Revenues
      Consolidated revenues increased 11% to $1,897.5 million in the first quarter of 1997 compared with $1,704.7 million in the same quarter of the prior year. Approximately 55% of the Company's consolidated revenues were derived from international activities in the first quarter of 1997 compared to 53% in the first quarter of 1996. Consolidated international revenues increased 16% in the first quarter of 1997 over the first quarter of 1996.
      Energy Group revenues increased by 29% compared with a 12% increase in drilling activity as measured by the worldwide rotary rig count for the same quarter of the prior year. United States revenues increased 31% compared to an increase in the United States rig count of 21% over the same quarter of the prior year.
      Engineering and Construction Group revenues decreased 7% to $777.2 million compared with $833.2 million in the same quarter of the prior year. Lower activity under the Engineering and Construction Group's contract to provide technical and logistical support for military peacekeeping operations in Bosnia reduced first quarter revenues by approximately $155.1 million compared to the same quarter of the prior year. This decrease was offset in part by increased revenue from civil services provided in Europe.

Operating income
      Consolidated operating income increased 94% to $138.7 million for the three months ended March 31, 1997 from $71.6 million for the three months ended March 31, 1996. Consolidated operating income for the prior year quarter included special charges of $12.2 million for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc. and the write-off of related redundant assets and activities. Excluding special charges in the first quarter of the prior year, operating income for the three months ended March 31, 1997 increased 66%. Approximately 64% of the Company's consolidated operating income was derived from international activities in the first quarter of 1997 compared to 56% in the first quarter of 1996.
      Energy Group operating income increased 49% to $117.2 million in the first quarter of 1997 compared with $78.9 million in the same quarter of the prior year. The operating income margin for the first quarter of 1997 was 10.5% compared with 9.1% for the first quarter of 1996. The increase in operating income was due primarily to higher pressure pumping activity and margins for Halliburton Energy Services in North America and the Middle East and Brown & Root Energy Services' projects in the North Sea.

      Engineering and Construction Group operating income increased 115% to $29.4 million compared with $13.7 million for the same quarter in the prior year. Operating income margins were 3.8% and 1.6% for the three months ended March 31, 1997 and 1996, respectively. The increase in operating income reflects improved performance by civil services provided in Europe as well as improved engineering, procurement and construction activities.

Nonoperating Items
      Interest expense increased to $6.1 million in the first quarter of 1997 compared with $5.0 million during the same quarter of the prior year due primarily to the Company's issuance of $125.0 million of 6.75% notes on February 6, 1997.
      Interest income increased to $4.4 million in the first quarter of 1997 compared with $3.8 million during the same quarter of the prior year due to slightly higher levels of invested cash during the period.
      The effective income tax rate increased to 38% during the first quarter of 1997 from 37% for the first quarter of 1996 due primarily to increased profitability during the current quarter and the utilization of foreign net operating losses during the prior year.
      Minority interest in net income of subsidiaries was $2.9 million for the first quarter of 1997 compared to minority interest in net losses of subsidiaries of $0.1 million for the first quarter of 1996. The majority of this increase reflects the consolidation of DML's results for the first quarter of 1997 in connection with the Company increasing its ownership in DML from 30% to 51% during March 1997.

Net income
      Net income from continuing operations in the first quarter of 1997 increased 82% to $83.0 million, or $0.65 per share, compared with $45.5 million, or $0.36 per share, in the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the first quarter of 1997 with cash and cash equivalents of $85.4 million, a decrease of $128.2 million from the end of 1996.

Operating activities
      Cash flows used in operating activities were $88.0 million in the first three months of 1997, as compared to $148.5 million in the first three months of 1996. The primary use of operating cash flow was to fund working capital requirements related to increased revenues from the Energy Group and for Engineering and Construction Group projects.

Investing Activities
      Capital expenditures were $112.2 million for the first quarter of 1997, an increase of 137% over the same quarter of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Group and the acquisition of the Royal Dockyard by DML, net of related borrowings.
      During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from 30% to 51% and DML borrowed $56.3 million under term loans (the Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Loans, the Company is required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Loans and earns interest at a rate equal to that of the Loans.
      During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.

Financing activities
      Cash flows from financing activities were $96.9 million in the first three months of 1997 compared to $115.3 million in the first three months of 1996. The Company repaid $45.0 million in short-term funds consisting of commercial paper and bank loans in the first three months of 1997.
      On February 6, 1997, the Company issued $125.0 million principal amount of 6.75% notes (the Notes) due February 1, 2027 under the Company's medium term note program. The Notes were priced at 99.78%, to yield 6.78% to maturity. Each holder of the notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The Company used the net proceeds from the sale of the Notes for general corporate purposes which included repayment of debt, acquisitions, and loans to and/or investments in subsidiaries of the Company for working capital, repayment of debt and capital expenditures.
      On May 7, 1997, the Company issued an additional $50.0 million principal amount of 7.53 % notes (the May Notes) at par value due May 12, 2017 under the Company's medium term note program. The Company intends to use the net proceeds from the sale of the May Notes for general corporate purposes.
      The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. As of May 7, 1997, the Company had approximately $375.0 million of credit facilities with various commercial banks, of which $100.0 million was committed. The Company also has the ability to borrow, if necessary, additional funds of $125.0 million under its $300.0 million medium term note program.

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

FORWARD LOOKING INFORMATION

       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this Form 10-Q and elsewhere, which are forward looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. The Company continues to face many risks and uncertainties including: unsettled political conditions, war, civil unrest, currency controls and governmental actions in countries of operation; trade restrictions and economic embargoes; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in higher risk countries; technological and structural changes in the industries served by the Company; changes in the price of oil and natural gas; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


      (4.1) Form  of  debt  security  of  6.75%  Notes  due  February  1,  2027
            (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of February 11, 1997).

     (4.2) Second Senior Indenture dated as of December 1, 1996 entered into with Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 33-65772) originally filed with the Securities and Exchange Commission on July 9, 1993 and as post-effectively amended on December 5, 1996), as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 and the Second Supplemental Indenture dated as of December 12, 1996 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      (4.3) Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4 (g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*     (4.4) Form of debt security of 7.53% Notes due May 1, 2017.

*     (11)  Statement regarding computation of earnings per share.

*     (27)  Financial  data  schedule  for the  quarter  ended March 31, 1997
            (included only in the copy of this report filed electronically with the Commission).

      *     filed with this Form 10-Q

(b)   Reports on Form 8-K

      During the first quarter of 1997:

      A Current Report on Form 8-K dated January 13, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated January 13, 1997 announcing the Sangu agreement and plan approval reached on January 11, 1997.

      A Current Report on Form 8-K dated January 22, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated January 22, 1997 announcing fourth quarter earnings.

      A Current Report on Form 8-K dated January 29, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated January 29, 1997 announcing an offer to acquire OGC International plc.

      A Current Report on Form 8-K dated February 6, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated February 6, 1997 announcing $125 million notes offering.

      A Current Report on Form 8-K dated February 11, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated February 11, 1997, announcing purchase of Devonport Royal Dockyard.

      A Current Report on Form 8-K dated February 11, 1997, was filed  reporting
      on  Item  7.  Financial  Statement  and  Exhibits,   regarding  filing  of
      Distribution Agreement, Terms Agreement, and Form of Note.

      A Current Report on Form 8-K dated February 20, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated February 20, 1997 announcing annual meeting and quarterly dividend.

      A Current Report on Form 8-K dated March 3, 1997,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated March 3, 1997 announcing unconditional tender offer to purchase outstanding shares of OGC International plc.

      A Current Report on Form 8-K dated March 14, 1997, was filed  reporting on
      Item 5. Other Events, regarding a press release dated March 14, 1997 announcing completion of the purchase of Devonport Royal Dockyard.

      A Current Report on Form 8-K dated March 27, 1997, was filed  reporting on
      Item 5. Other Events, regarding a press release dated March 27, 1997 announcing that Halliburton's offer to acquire OGC International plc was accepted.

      During the second quarter of 1997 to the date hereof:

      A Current Report on Form 8-K dated April 23, 1997, was filed  reporting on
      Item 5. Other Events, regarding a press release dated April 23, 1997 announcing the Company's first quarter earnings.

      A Current  Report on Form 8-K dated May 7, 1997,  was filed  reporting  on
      Item 5. Other Events, regarding a press release dated May 7, 1997 announcing the Company's $50 million note offering.

      A Current  Report on Form 8-K dated May 7, 1997,  was filed  reporting  on
      Item 5. Other Events, regarding a press release dated May 7, 1997 announcing the Company's purchase of a 26% ownership interest in Petroleum Engineering Services.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HALLIBURTON COMPANY




Date     May 12, 1997                          By  /s/   David J. Lesar
     ---------------------                        -----------------------------
                                                         David J. Lesar
                                                   Executive Vice President and
                                                     Chief Financial Officer




Date     May 12, 1997                              /s/ R. Charles Muchmore, Jr.
     ---------------------                        -----------------------------
                                                       R. Charles Muchmore, Jr.
                                                   Vice President and Controller
                                                   Principal Accounting Officer