Form 10-Q
period 1997-06-30
HALLIBURTON CO
filed 1997-08-13
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from ----- to -----



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 31, 1997 - 253,513,295


                                      INDEX
                                                                        Page No.


   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1997
               and December 31, 1996                                           2

             Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 1997 and 1996                     3

             Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1997 and 1996                         4

             Notes to Condensed Consolidated Financial Statements            5-9

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-13

  PART II.   OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders              14

   Item 6.   Listing of Exhibits and Reports on Form 8-K                   15-16

Signatures                                                                    17

 Exhibits:   Computation of earnings per common share for the three
               and six months ended June 30, 1997 and 1996

             Financial data schedule for the six months ended
               June 30, 1997 (included only in the copy of this report filed electronically with the Commission).


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)

                                                                                         June 30            December 31
                                                                                           1997                 1996
                                                                                    ---------------      ----------------

                                        ASSETS
Current assets:
Cash and equivalents                                                                $         50.4       $        213.6
Receivables:
  Notes and accounts receivable                                                            1,679.0              1,413.4
  Unbilled work on uncompleted contracts                                                     440.9                288.9
                                                                                    ---------------      ----------------
    Total receivables                                                                      2,119.9              1,702.3
Inventories                                                                                  350.2                292.2
Deferred income taxes                                                                        117.8                108.7
Other current assets                                                                          98.1                 81.2
                                                                                    ---------------      ----------------
   Total current assets                                                                    2,736.4              2,398.0

Property, plant and equipment,
   less accumulated depreciation of $2,328.4 and $2,269.2                                  1,487.7              1,291.6
Equity in and advances to related companies                                                  305.2                234.9
Excess of cost over net assets acquired                                                      303.6                233.9
Deferred income taxes                                                                         99.2                 98.6
Other assets                                                                                 230.8                179.6
                                                                                    ---------------      ----------------
   Total assets                                                                     $      5,162.9       $      4,436.6
                                                                                    ===============      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                                            $        158.2       $         46.3
Current maturities of long-term debt                                                           8.4                  0.1
Accounts payable                                                                             533.0                452.1
Accrued employee compensation and benefits                                                   176.2                193.7
Advance billings on uncompleted contracts                                                    322.4                336.3
Income taxes payable                                                                         169.5                135.8
Deferred maintenance fees                                                                     35.2                 18.9
Other current liabilities                                                                    373.9                321.5
                                                                                    ---------------      ----------------
   Total current liabilities                                                               1,776.8              1,504.7

Long-term debt                                                                               425.0                200.0
Reserve for employee compensation and benefits                                               291.9                281.1
Deferred credits and other liabilities                                                       329.7                291.6
                                                                                    ---------------      ----------------
  Total liabilities                                                                        2,823.4              2,277.4
                                                                                    ---------------      ----------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 400.0 and 200.0 shares, issued 260.0 and 129.3 (pre-split) shares             650.1                323.3
  Paid-in capital in excess of par value                                                      32.6                322.2
  Cumulative translation adjustment                                                          (10.7)               (12.4)
  Retained earnings                                                                        1,777.9              1,656.3
                                                                                    ---------------      ----------------
                                                                                           2,449.9              2,289.4
   Less 6.7 and 4.0 (pre-split) shares of treasury stock, at cost                            110.4                130.2
                                                                                    ---------------      ----------------
  Total shareholders' equity                                                               2,339.5              2,159.2
                                                                                    ---------------      ----------------
    Total liabilities and shareholders' equity                                      $      5,162.9       $      4,436.6
                                                                                    ===============      ================

See notes to condensed consolidated financial statements.

                                       2


                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)

                                                                       Three Months                       Six Months
                                                                      Ended June 30                      Ended June 30
                                                              -------------------------------    ----------------------------
                                                                  1997               1996            1997            1996
                                                              -------------    --------------    -------------  -------------
Revenues
  Energy Group                                                $     1,456.4    $     1,024.6     $     2,576.7  $   1,896.1
  Engineering and Construction Group                                  774.7            806.2           1,551.9      1,639.4
                                                              -------------    --------------    -------------  -------------
     Total revenues                                           $     2,231.1    $     1,830.8     $     4,128.6  $   3,535.5
                                                              =============    ==============    =============  =============

Operating income
  Energy Group                                                $       160.1    $       128.3     $       277.3  $     207.2
  Engineering and Construction Group                                   30.0             (4.2)             59.4          9.5
  Special charges                                                       -                -                 -          (12.2)
  General corporate                                                    (8.1)            (8.4)            (16.0)       (17.2)
                                                              -------------    --------------    -------------  -------------
    Total operating income                                            182.0            115.7             320.7        187.3

Interest expense                                                       (9.7)            (5.8)            (15.8)       (10.8)
Interest income                                                         2.1              3.3               6.5          7.1
Foreign currency gains (losses)                                        (0.4)            (3.2)              0.6         (2.2)
Other nonoperating income, net                                         (0.1)            (0.5)              0.5          0.1
                                                              -------------    --------------    -------------  -------------
Income before income taxes and minority
  interests                                                           173.9            109.5             312.5        181.5
Provision for income taxes                                            (68.5)           (37.7)           (121.2)       (64.3)
Minority interest in net (income) loss of subsidiaries                 (3.5)             -                (6.4)         0.1
                                                              -------------    --------------    -------------  -------------

Net income                                                    $       101.9    $        71.8     $       184.9  $     117.3
                                                              =============    ==============    =============  =============

Income per share    *                                         $       0.40     $        0.29     $       0.72   $       0.47
                                                              =============    ==============    =============  =============

Cash dividends paid per share                                 $      0.125     $       0.125     $       0.25   $       0.25

Average common shares outstanding   *                                256.0             251.3            255.7          251.1

*    Share and per share amounts are based upon the average number of common shares outstanding adjusted for the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend distributed on
     July 21, 1997, to shareholders of record at June 26, 1997.

See notes to condensed consolidated financial statements.

                                       3

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)


                                                                                                 Six Months
                                                                                                Ended June 30
                                                                                       --------------------------------
                                                                                           1997               1996
                                                                                       -------------      -------------
Cash flows from operating activities:
  Net income                                                                           $     184.9        $     117.3
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                                          148.1              127.9
      Provision (benefit) for deferred income taxes                                           (7.1)               9.9
      Distributions from (advances to) related companies net of
           equity in (earnings) or losses                                                    (39.4)             (27.7)
      Other non-cash items                                                                     5.2               (1.0)
      Other changes, net of non-cash items:
        Receivables                                                                         (220.2)            (267.1)
        Inventories                                                                          (37.1)             (53.4)
        Accounts payable                                                                     (83.8)              49.6
        Other working capital, net                                                            (3.4)             106.8
      Other, net                                                                              29.0              (37.5)
                                                                                       -------------      -------------
  Total cash flows from operating activities                                                 (23.8)              24.8
                                                                                       -------------      -------------
Cash flows from investing activities:
  Capital expenditures                                                                      (259.2)            (142.0)
  Sales of property, plant and equipment                                                      27.8               21.8
  Purchases of businesses                                                                   (124.7)             (15.8)
  Other investing activities                                                                 (35.9)             (45.8)
                                                                                       -------------      -------------
  Total cash flows from investing activities                                                (392.0)            (181.8)
                                                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term borrowing                                                          175.6                0.1
  Payments on long-term borrowings                                                            (0.4)              (5.0)
  Borrowings (repayments) of short-term debt                                                 100.8               44.5
  Payments of dividends to shareholders                                                      (63.3)             (57.4)
  Proceeds from exercises of stock options                                                    38.8               15.3
  Other financing activities                                                                   2.8               (6.4)
                                                                                       -------------      -------------
  Total cash flows from financing activities                                                 254.3               (8.9)
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                       (1.7)              (1.2)
                                                                                       -------------      -------------
Decrease in cash and equivalents                                                            (163.2)            (167.1)
Cash and equivalents at beginning of year                                                    213.6              239.6
                                                                                       -------------      -------------
Cash and equivalents at end of period                                                 $      50.4        $      72.5
                                                                                       =============      =============

Cash payments during the period for:
  Interest                                                                             $      14.1        $      11.5
  Income taxes                                                                                55.6               19.8

Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                                    $     286.3        $       6.4
  Liabilities disposed of in dispositions of businesses                                       17.9                -

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
     The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.
     In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1997 and 1996 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                             June 30           December 31
                                              1997                1996
                                         ----------------  -------------------
                                                  Millions of dollars

          Sales items                    $        95.2     $          104.3
          Supplies and parts                     193.9                136.3
          Work in process                         37.6                 30.4
          Raw materials                           23.5                 21.2
                                         ----------------  -------------------
               Total                     $       350.2     $          292.2
                                         ================  ===================

     About forty percent of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $12.6 million and $13.0 million higher than reported at June 30, 1997, and December 31, 1996, respectively.

Note 3. General and Administrative Expenses
     General and administrative expenses were $57.9 million and $58.8 million for the three months ended June 30, 1997 and 1996, respectively. General and administrative expenses were $108.9 million and $110.9 million for the six months ended June 30, 1997 and 1996, respectively.

Note 4. Income Per Share
     Income per share amounts are based upon the average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect. On May 20, 1997, the Company's shareholders voted to increase the Company's number of authorized shares from 200.0 million shares to 400.0 million shares. On June 9, 1997, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend distributed on July 21, 1997 to shareholders of record on June 26, 1997. The par value of the Company's common stock of $2.50 per share remained unchanged. As a result of the stock split, $325.0 million was transferred from paid-in capital in excess of par value to common stock. Historical share and per share amounts presented on the condensed consolidated statements of income have been restated to reflect the stock split.

     During February, 1997, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 128, "Earnings per Share", effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt the new standard on December 31, 1997 and does not believe the effect of adoption will be material.

Note 5. Related Companies
     The Company conducts some of its operations through various joint ventures, which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. European Marine Contractors, Limited, (EMC) which is 50% owned by the Company and part of the Energy Group, specializes in engineering, procurement and construction of marine pipelines. Summarized operating results for 100% of the operations of EMC are as follows:

                          Three Months                   Six Months
                          Ended June 30                 Ended June 30
                    -------------------------     -------------------------
                       1997           1996           1997          1996
                    ----------     ----------     ----------     ----------
                       Millions of dollars           Millions of dollars

Revenues            $    144.8     $     60.9     $    236.2     $    102.4
                    ==========     ==========     ==========     ==========
Operating income    $     34.4     $      9.7     $     41.0     $     29.4
                    ==========     ==========     ==========     ==========
Net income          $     23.4     $      6.5     $     28.0     $     19.7
                    ==========     ==========     ==========     ==========

     Included in the Company's revenues for the three months ended June 30, 1997 and 1996 are equity in income of related companies of $40.2 million and $19.5 million, respectively. The amounts included in revenues for the six months ended June 30, 1997 and 1996 are $60.6 million and $40.6 million, respectively.
     In the second quarter of 1997, Halliburton Energy Services, which is part of the Energy Group, acquired a 26% ownership interest in Petroleum Engineering Services for approximately $33.6 million. The purchase price is included in purchases of businesses in the condensed consolidated statements of cash flows.
     In the second quarter of 1996, M-I Drilling Fluids, Inc., one of the Company's joint ventures which is 36% owned and a part of the Energy Group, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included as a reduction of cash flows from other investing activities.

Note 6. Long-Term Debt
     During the first eight months of 1997 to the date hereof, the Company issued notes under its medium-term note program as follows:


   Amount          Issue Date         Due         Rate       Prices      Yield
------------       ----------      ----------     -----      ------      -----
$125 million        02/11/97       02/01/2027     6.75%      99.781%     6.78%
$ 50 million        05/12/97       05/12/2017     7.53%      Par         7.53%
$ 50 million        07/08/97       07/08/1999     6.27%      Par         6.27%
$ 75 million        08/05/97       08/05/2002     6.30%      Par         6.30%


     The notes may not be redeemed at the option of Halliburton prior to maturity. There is no sinking fund applicable to the notes. Each holder of the 6.75% notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The net proceeds from the sale of the notes will be used for general corporate purposes. The July 8, 1997 and August 5, 1997 offerings of $50 million and $75 million, respectively, are not reflected in the condensed consolidated balance sheets at June 30, 1997, or the condensed consolidated statements of cash flows for the six months ended June 30, 1997.
     During March 1997, the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in Sterling and bear interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. The compensating balance is included in other assets in the condensed consolidated balance sheet.

Note  7.  Commitments  and  Contingencies
     The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the third quarter of 1998. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. In addition to the superfund issues, the State of Missouri has indicated that they may pursue natural resource damages claims against the PRPs. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
     The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 8.  Acquisitions
     On October 4, 1996, the Company completed the acquisition of Landmark Graphics Corporation (Landmark) through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 20.4 million shares of Common Stock of the Company (after giving effect to the Company's two-for-one stock split) and the assumption by the Company of the outstanding Landmark stock options. The merger qualified as a tax free exchange and was accounted for using the "pooling of interests" method of accounting for business combinations. Accordingly, the Company's financial statements for the three months and six months ended June 30, 1996 have been restated to include the results of Landmark.

     Prior to the merger, Landmark had a fiscal year-end of June 30. Landmark's results have been restated to conform with Halliburton Company's calendar year-end. Combined and separate results of Halliburton and Landmark for the three and six months ended June 30, 1996 were as follows:

                           Three Months                Six Months
                       Ended June 30, 1996         Ended June 30, 1996
                       -------------------         -------------------
                                   (Millions of dollars)

Revenues:
  Halliburton             $    1,776.8                $      3,438.2
  Landmark                        54.0                          97.3
                          --------------              ----------------
    Combined              $    1,830.8                $      3,535.5
                          ==============              ================

Net Income:
  Halliburton             $       67.1                $        118.6
  Landmark                         4.7                          (1.3)
                          --------------              ----------------
    Combined              $       71.8                $        117.3
                          ==============              ================


     During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans.
     During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
     During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India, and the Philippines.
     On June 9, 1997, the Company entered into a definitive agreement providing for the acquisition of NUMAR Corporation (NUMAR). Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures, and markets the Magnetic Resonance Imaging Logging (MRIL"TM") tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells.
     Under terms of the agreement, the Company will issue 0.9664 of a share of its common stock for each share of NUMAR common stock. The acquisition will require the Company to issue about 9 million shares of its common stock in exchange for currently outstanding NUMAR shares and additional NUMAR shares that will become outstanding prior to the merger upon the exercise of outstanding NUMAR options and warrants. The proposed merger has received unanimous approval from the respective boards of directors of each company but is subject to the approval of NUMAR's shareholders. The merger will be accounted for as a pooling of interests and will be a tax-free exchange to NUMAR's shareholders. The Company expects to consummate the merger during the third quarter of 1997.

Note 9.  Special Charges
     During September 1996, the Company recorded special charges of $65.3 million, which included provisions of $41.0 million to terminate approximately one thousand employees related to reorganization efforts by the Engineering and Construction Group and plans to combine various administrative support functions into combined shared services for the Company; and $20.2 million to restructure certain Engineering and Construction Group businesses, provide for excess lease space and other items. Approximately $30.2 million has been charged or allocated to these reserves for employee related costs. Approximately $12.5 million has been charged to the reserve in connection with excess leases and other items with the remaining amount to be charged over the term of excess leases through August, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

     The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. However, United States law imposes a variety of trade sanctions restricting the ability of the Company, and in some cases its foreign subsidiaries, to conduct business in some countries where there are markets for the Company's goods and services. In the future, certain of these trade sanctions may adversely affect the ability of the Company to conduct business with foreign customers having activities in certain countries such as Cuba, Iran or Libya which are targeted by the United States, including restrictions on the Company's ability to do business with such customers in unrelated countries. From time to time, discussions occur in the United States Congress and Administration concerning the imposition of additional trade sanctions which could affect several other countries which are important markets for the Company. Existing or new restrictions which impair the ability of the Company and/or its customers to conduct business in these countries could adversely affect the results of the Company's operations in some future period; however, recently imposed trade sanctions affecting Myanmar are not expected to have a material adverse affect on the Company.

RESULTS OF OPERATIONS

Second Quarter of 1997 Compared with the Second Quarter of 1996
Revenues
     Consolidated revenues increased 22% to $2,231.1 million in the second quarter of 1997 compared with $1,830.8 million in the same quarter of the prior year. Approximately 59% of the Company's consolidated revenues were derived from international activities in the second quarter of 1997 compared to 55% in the second quarter of 1996. Consolidated international revenues increased 29% in the second quarter of 1997 over the second quarter of 1996. Consolidated United States revenues increased by 13% in the second quarter of 1997 compared to the second quarter of 1996.
     Energy Group revenues increased by 42% compared with a 16% increase in drilling activity as measured by the worldwide rotary rig count for the second quarter of 1997 over the same quarter of the prior year. International revenues increased by 45% and United States revenues increased 36% while the United States rig count increased 20% over the same quarter of the prior year.
     Engineering and Construction Group revenues decreased 4% to $774.7 million compared with $806.2 million in the same quarter of the prior year. Lower activity levels under the service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia reduced revenues approximately $100 million. The decrease was partially offset by increased revenues for civil services and projects in Europe and Africa.

Operating Income
     Consolidated operating income increased 57% to $182.0 million in the second quarter of 1997 compared with $115.7 million in the same quarter of the prior year. Approximately 54% of the Company's consolidated operating income was derived from international activities in the second quarter of 1997 compared to 84% in the second quarter of 1996.
     Energy Group operating income increased 25% to $160.1 million in the second quarter of 1997 compared with $128.3 million in the same quarter of the prior year. The operating margin for the second quarter of 1997 was 11% compared to the prior year operating margin of 12.5%. Operating margins for the current year quarter are comparatively lower due primarily to $31.8 million income relating to gain sharing revenue on the Brown & Root Energy Services portion of the cost savings realized on the BP Andrew alliance that was included in the results for second quarter of 1996. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. The increase in operating income in 1997 is primarily related to higher pressure pumping activity and margins for Halliburton Energy Services in North America, the Middle East, and Asia/Pacific. Logging activity and margins in North America and Asia/Pacific and completion products activity and margins in the Middle East were also higher. All other Halliburton Energy Services product service lines showed increased activity and improved operating margins. Landmark also reported higher margins and operating income compared to the prior year quarter.

     Engineering and Construction Group operating income increased to $30.0 million compared to a loss of $4.2 million in the second quarter of the prior year. Operating margins were 3.9% in the second quarter of 1997 compared to 1.5% in the prior year second quarter after excluding a $16.3 million charge in the prior year quarter to reflect the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project. United States and international activities contributed to the increased operating margins. The improved margins also reflect benefits now accruing from the restructuring efforts in late 1996.

 Nonoperating Items
     Interest expense increased to $9.7 million in the second quarter of 1997 compared to $5.8 million in the same quarter of the prior year due primarily to the Company's issuance of $125.0 million of 6.75% notes on February 6, 1997, and $50.0 million of 7.53% notes on May 12, 1997, under the Company's medium-term note program as well as interest expense related to higher levels of short-term borrowings in 1997 as compared to 1996.
     Interest income decreased in 1997 to $2.1 million from $3.3 million in the second quarter of 1996 primarily due to lower levels of invested cash.
     Foreign currency losses were $0.4 million for the second quarter of 1997 as compared to $3.2 million for the same quarter in 1996. The losses in 1996 were primarily attributable to the devaluation of the Venezuelan bolivar.
     The effective income tax rate increased to 39.4% for the second quarter of 1997 from 34.4% for the second quarter of 1996 due primarily to increased profitability in North America and the realization of previously reserved foreign net operating losses during the prior year.
     Minority interest in net income of subsidiaries for the second quarter of 1997 increased to $3.5 million due primarily to the Company's 51% interest in Devonport Management Limited (DML).

Net Income
     Net income in the second quarter of 1997 increased 42% to $101.9 million, or 40 cents per share, compared with $71.8 million, or 29 cents per share, in the same quarter of the prior year after giving effect to the two-for-one common stock split declared on June 9, 1997.

First Six Months of 1997 Compared with the First Six Months of 1996
Revenues
     Consolidated revenues increased 17% to $4,128.6 million in the first six months of 1997 compared with $3,535.5 million in the same period of the prior year. Approximately 57% of the Company's consolidated revenues were derived from international activities in the first six months of 1997 compared to 54% in the same period of 1996. Consolidated international revenues increased 23% in the first six months of 1997 over the same period of 1996. Consolidated United States revenues increased by 10% in the first six months of 1997 compared to the same period of 1996.
     Energy Group revenues increased by 36% compared with a 14% increase in drilling activity as measured by the worldwide rotary rig count for the first six months of 1997 over the same period of the prior year. International revenues increased by 37% and United States revenues increased 33% while the international rig count increased 12% and the United States rig count increased 21% over the same period of the prior year.
     Engineering and Construction Group revenues decreased 5% to $1,551.9 million compared with $1,639.4 million in the same six month period of the prior year. Lower activity under the service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia reduced revenues approximately $255 million. The decrease was partially offset by increased revenues for civil services and projects in Europe and Africa.

Operating Income
Consolidated operating income increased 71% to $320.7 million in the first six months of 1997 compared with $187.3 million in the same period of the prior year. Excluding special charges recorded by Landmark in the prior year, operating income increased by 61% over the first six months of 1996. Approximately 58% of the Company's consolidated operating income was derived from international activities in the first six months of 1997 compared to 72% in the same period of 1996 excluding special charges recorded in 1996.
     Energy Group operating income increased 34% to $277.3 million in the first six months of 1997 compared with $207.2 million in the same period of the prior year. The operating margin for the first six months of 1997 was 10.8% compared to the prior year operating margin of 10.9%. Operating margins for the current year are comparatively lower due primarily to $31.8 million income relating to gain sharing revenue on the Brown & Root Energy Services portion of the cost savings realized on the BP Andrew alliance that was included in results for the first six months of 1996. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. The increase in operating income in 1997 is primarily related to higher pressure pumping activity and margins for Halliburton Energy Services in North America, the Middle East and Asia/Pacific. All other Halliburton Energy Services product service lines showed increased activities and improved operating margins. Landmark also reported higher margins and operating income compared to the prior year.
     Engineering and Construction Group operating income for the first six months of 1997 was $59.4 million compared to 1996 operating income of $9.5 million. Operating margins improved to 3.8% in for the first six months of 1997 from 1.6% for the same period in 1996 after excluding a $16.3 million charge in the prior year period to reflect the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project. The increase in operating income reflects improved performance by civil services provided in Europe and Africa as well as improved results from engineering, procurement and construction activities. The improved margins also reflect benefits now accruing from the restructuring efforts in late 1996.

Nonoperating Items
     Interest expense increased to $15.8 million in the first six months of 1997 compared to $10.8 million in the same period of the prior year due primarily to the Company's issuance of $125.0 million of 6.75% notes on February 6, 1997, and $50.0 million of 7.53% notes on May 12, 1997, under the Company's medium-term note program as well as interest expense related to higher levels of short-term borrowings.
     Interest income decreased in 1997 to $6.5 million primarily due to lower levels of invested cash during the first six months of 1997.
     Foreign currency gains were $0.6 million for the first six months of 1997 as compared to losses of $2.2 million for the same period in 1996.
     The effective income tax rate increased to 38.8% for the first six months of 1997 from 35% in 1996 due primarily to increased profitability in North America and the realization of previously reserved foreign net operating losses during the prior year.
     Minority interest in net income of subsidiaries was $6.4 million for the first six months of 1997 compared to minority interest in net losses of subsidiaries of $0.1 million for the same period in the prior year. The majority of this increase reflects the consolidation of DML's results for the first half of 1997 in connection with the Company increasing its ownership in DML from 30% to 51% during March 1997.

Net Income
     Net income from in the first six months of 1997 increased 58% to $184.9 million, or 72 cents per share, compared with $117.3 million, or 47 cents per share, in the same period of the prior year after giving effect to the two-for-one common stock split declared on June 9, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company ended the second quarter of 1997 with cash and equivalents of $50.4 million, a decrease of $163.2 million from the end of 1996.

Operating Activities
     Cash flows used for operating activities were $23.8 million in the first six months of 1997, as compared to cash flows provided by operating activities of $24.8 million in the first six months of 1996. The major operating activity use of cash in 1997 was to fund working capital requirements related to increased revenues from the Energy Group and for Engineering and Construction Group projects.

Investing Activities
     Capital expenditures were $259.2 million for the first six months of 1997, an increase of 83% over the same period of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Group and the acquisition of the Royal Dockyard by DML, net of related borrowings.
     During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans (the Dockyard Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans.
     During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
     Also in April 1997, the Company purchased a 26% ownership interest in Petroleum Engineering Services (PES) for approximately $33.6 million. PES provides specialist well completions and interventions, completion services and completion solutions.
     During July 1997, the Company acquired all of the outstanding common stock of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India, and the Philippines.
     Included in 1996 investing activities is $41.3 million related to the Company's share of the purchase price of a company acquired by the Company's M-I Drilling affiliate.

Financing Activities
     Cash flows from financing activities were $254.3 million in the first six months of 1997 compared to cash flows used in financing activities of $8.9 million in the first six months of 1996. The Company borrowed $111.8 million in short-term funds consisting of commercial paper and bank loans in the first six months of 1997. Proceeds from exercises of stock options provided $38.8 million in the first six months of 1997 compared to $15.3 million in the same period of the prior year.
     On February 11, 1997, the Company issued $125.0 million principal amount of 6.75% notes (the Notes) due February 1, 2027 under the Company's medium-term note program. The Notes were priced at 99.78%, to yield 6.78% to maturity. Each holder of the notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The Company used the net proceeds from the sale of the Notes for general corporate purposes which included repayment of debt, acquisitions, and loans to and/or investments in subsidiaries of the Company for working capital, repayment of debt and capital expenditures.
     On May 12, 1997, the Company issued $50.0 million principal amount of 7.53% notes (the May Notes) at par value due May 12, 2017 under the Company's medium-term note program. The Company intends to use the net proceeds from the sale of the May Notes for general corporate purposes.

     On July 8, 1997, the Company issued $50.0 million principal amount of 6.27% notes (the July Notes) at par value due July 8, 1999 under the Company's medium-term note program. The Company intends to use the net proceeds from the July Notes for general corporate purposes.
     On August 5, 1997, the Company issued a $75.0 million principal amount of 6.30% notes (the August notes) at par value due August 5, 2002, under the Company's medium-term note program. The Company intends to use the net proceeds from the August notes for general corporate purposes.
     The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. As of August 5, 1997, the Company had approximately $375.0 million of credit facilities with various commercial banks, of which $100.0 million was committed.

ENVIRONMENTAL MATTERS

     The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 7 to the condensed consolidated financial statements for additional information on the one site.

FORWARD-LOOKING INFORMATION

     In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this Form 10-Q and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information constitutes estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those estimates. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries of operation; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in higher risk countries; technological and structural changes in the industries served by the Company; changes in the price of oil and natural gas; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 20, 1997, stockholders of the Company were asked to consider and act upon (i) the election of Directors for the ensuing year, (ii) a proposal to amend the Charter to increase the number of authorized shares of Common Stock from 200 million to 400 million, (iii) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of the Company for 1997 and (iv) a proposal to amend and restate the 1993 Stock and Long-Term Incentive Plan. Set forth below with respect to each such matter, where applicable, is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

a.  Election of Directors:

      Name of Nominee          Votes For              Votes Withheld

      Anne L. Armstrong        107,896,559            384,530
      Richard B. Cheney        107,936,041            345,048
      Lord Clitheroe           107,920,757            360,332
      Robert L. Crandall       107,893,293            387,796
      William R. Howell        107,876,138            404,951
      Dale P. Jones            107,935,028            346,061
      Delano E. Lewis          107,877,413            403,676
      C. J. Silas              107,902,713            378,376
      Roger T. Staubach        107,869,022            412,067
      Richard J. Stegemeier    107,878,983            402,106

b.  Proposal to amend the Charter:

      Number of Votes For                100,993,775
      Number of Votes Against              6,949,029
      Number of Votes Abstaining             338,285

c. Proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of the Company for 1997:

      Number of Votes For                107,883,945
      Number of Votes Against                141,574
      Number of Votes Abstaining             255,570

d.  Proposal  to  amend and restate the 1993 Stock and Long-Term Incentive Plan:

      Number of Votes For                  90,807,242
      Number of Votes Against               7,357,020
      Number of Votes Abstaining              667,735
      Broker Non-Votes                      9,449,092

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (4.1)  Form of 6.27% Notes due July 8, 1999  (incorporated  by reference to
            Exhibit 4.1 to the Company's Form 8-K dated as of July 8, 1997).

     (4.2)  Form of 6.30% Notes due August 5, 2002 (incorporated by reference to
            Exhibit 4.1 to the Company's Form 8-K dated as of August 5, 1997).

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the six months ended June 30, 1997 (included only in the copy of this report filed electronically with the Commission).

(b)  Reports on Form 8-K

     During the second quarter of 1997:

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

     A  Current  Report  on  Form 8-K dated May 20, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated May 20, 1997 announcing the results of Company shareholder's meeting and declaration of second quarter dividend.

     A  Current  Report  on  Form 8-K dated May 21, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated May 21, 1997 announcing Halliburton Company officer appointments.

     A  Current  Report  on  Form 8-K dated May 28, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated May 28, 1997 announcing the Company's offer to purchase Kinhill Holdings.

     A  Current  Report  on  Form 8-K dated May 29, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated May 29, 1997 announcing the award of two engineering and construction contracts in West Africa to the Company's Brown & Root Energy Services unit.

     A  Current  Report  on  Form 8-K dated June 2, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated June 2, 1997 announcing the award of a logistics support services contract to the Company's Brown & Root Government Services unit.

     A  Current  Report  on Form 8-K dated June 10, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated June 10, 1997 declaring the Company's two-for-one common stock split.

     A  Current  Report  on Form 8-K dated June 10, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated June 10, 1997 announcing the Company's signing a definitive agreement to purchase NUMAR Corporation.

     During the third quarter of 1997 to the date hereof:

     A  Current  Report  on  Form 8-K dated July 1, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 1, 1997 announcing the award of a contract for Venezuela heavy oil project to a joint venture of the Company's Brown & Root unit.

     A  Current  Report  on  Form 8-K dated July 2, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 2, 1997 announcing the offering of $50 million medium-term notes.

     A  Current  Report  on  Form 8-K dated July 2, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 2, 1997 announcing the award of a facilities contract to the Company's Brown & Root Energy Services unit.

     A  Current  Report  on  Form 8-K dated July 8, 1997, was filed reporting on
     Item 5. Other Events, regarding the offering, sale and delivery of $50 million notes and including the form of the note.

     A  Current  Report  on Form 8-K dated July 14, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 14, 1997 announcing the Hart-Scott-Rodino Antitrust Clearance of the Company's planned acquisition of NUMAR.

     A  Current  Report  on Form 8-K dated July 17, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 14, 1997 announcing 1997 third quarter dividend.

     A  Current  Report  on Form 8-K dated July 18, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 18, 1997 announcing the award of a contract to lead the upgrade of the Devonport Submarine Refit Facility to the Company's subsidiary Brown & Root.

     A  Current  Report  on Form 8-K dated July 23, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 23, 1997 announcing 1997 second quarter earnings.

     A  Current  Report  on Form 8-K dated July 25, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 25, 1997 announcing the award of two pipeline construction contracts to a joint venture of the Company's Brown & Root Energy Services unit.

     A  Current  Report  on Form 8-K dated July 31, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 31, 1997 announcing plans by its Brown & Root unit to sell its environmental services business.

     A  Current  Report  on Form 8-K dated July 31, 1997, was filed reporting on
     Item 5. Other Events, regarding a press release dated July 31, 1997 announcing the offering of $75 million medium-term notes.

     A  Current  Report on Form 8-K dated August 5, 1997, was filed reporting on
     Item 5. Other Events, regarding filing of the Form of Note related to its offering of $75 million medium-term notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HALLIBURTON COMPANY





Date   August 13, 1997                     By  /s/   Gary V. Morris
    -----------------------                  --------------------------------
                                                     Gary V. Morris
                                                Executive Vice President
                                                Chief Financial Officer


Date   August 13, 1997                     By  /s/ R. Charles Muchmore, Jr.
    -----------------------                  --------------------------------
                                                   R. Charles Muchmore, Jr.
                                                Vice President and Controller
                                                Principal Accounting Officer