Form 10-Q
period 1997-09-30
HALLIBURTON CO
filed 1997-11-12
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997

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

 Common stock, par value $2.50 per share:
Outstanding at October 31, 1997 - 261,970,547


                                      INDEX

                                                                       Page No.

 PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
             September 30, 1997 and December 31, 1996                         2

            Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 1997 and 1996          3

            Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1997 and 1996                    4

            Notes to Condensed Consolidated Financial Statements          5 - 9

 Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9 - 13

PART II.    OTHER INFORMATION

 Item 6.    Listing of Exhibits and Reports on Form 8-K                 14 - 15

Signatures                                                                   16



 Exhibits:  Computation of earnings per common share for the three and nine months ended September 30, 1997 and 1996

            Financial   data  schedule  for  the  nine  months  ended
            September  30,  1997  (included  only in the copy of this
            report filed electronically with the Commission).



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (In millions of dollars and shares)

                                                                                      September 30          December 31
                                                                                          1997                  1996
                                                                                    ---------------       ---------------

                                        ASSETS
Current assets:
Cash and equivalents                                                                $        85.7         $    213.6
Receivables:
  Notes and accounts receivable                                                           1,852.3            1,413.4
  Unbilled work on uncompleted contracts                                                    417.2              288.9
                                                                                    ---------------       ---------------
    Total receivables                                                                     2,269.5            1,702.3
Inventories                                                                                 345.5              292.2
Deferred income taxes                                                                       122.4              108.7
Other current assets                                                                        107.8               81.2
                                                                                    ---------------       ---------------
   Total current assets                                                                   2,930.9            2,398.0

Property, plant and equipment,
   less accumulated depreciation of $2,336.9 and $2,269.2                                 1,566.4            1,291.6
Equity in and advances to related companies                                                 347.1              234.9
Excess of cost over net assets acquired                                                     324.1              233.9
Deferred income taxes                                                                        95.7               98.6
Other assets                                                                                217.9              179.6
                                                                                    ---------------       ---------------
   Total assets                                                                     $     5,482.1         $  4,436.6
                                                                                    ===============       ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                                            $        16.7         $     46.3
Current maturities of long-term debt                                                          8.2                0.1
Accounts payable                                                                            610.6              452.1
Accrued employee compensation and benefits                                                  235.8              193.7
Advance billings on uncompleted contracts                                                   367.8              336.3
Income taxes payable                                                                        205.7              135.8
Deferred maintenance fees                                                                    29.5               18.9
Other current liabilities                                                                   378.5              321.5
                                                                                    ---------------       ---------------
   Total current liabilities                                                              1,852.8            1,504.7

Long-term debt                                                                              540.4              200.0
Reserve for employee compensation and benefits                                              300.5              281.1
Deferred credits and other liabilities                                                      348.1              291.6
                                                                                    ---------------       ---------------
  Total liabilities                                                                       3,041.8            2,277.4
                                                                                    ---------------       ---------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 400.0 shares, issued 268.6 and 129.3 (pre-split)                             671.4              323.3
  Paid-in capital in excess of par value                                                     78.2              322.2
  Cumulative translation adjustment                                                         (31.7)             (12.4)
  Retained earnings                                                                       1,831.7            1,656.3
                                                                                    ---------------       ---------------
                                                                                          2,549.6            2,289.4
  Less 6.7 and 4.0 (pre-split) shares of treasury stock, at cost                            109.3              130.2
                                                                                    ---------------       ---------------
  Total shareholders' equity                                                              2,440.3            2,159.2
                                                                                    ---------------       ---------------
    Total liabilities and shareholders' equity                                      $     5,482.1         $  4,436.6
                                                                                    ===============       ===============

See notes to condensed consolidated financial statements.


                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (In millions of dollars except per share data)

                                                                      Three Months                     Nine Months
                                                                   Ended September 30               Ended September 30
                                                              ------------------------------   -----------------------------
                                                                  1997            1996             1997            1996
                                                              -------------   --------------   -------------   -------------
Revenues
   Energy Group                                               $    1,501.8    $   1,114.3      $   4,078.5      $  3,010.4
   Engineering and Construction Group                                802.9          745.6          2,354.8         2,385.0
                                                              -------------   --------------   --------------   ---------------
      Total revenues                                          $    2,304.7    $   1,859.9      $   6,433.3      $  5,395.4
                                                              =============   ==============   ==============   ===============

Operating income
   Energy Group                                               $      202.4    $     117.5      $     479.7      $    324.7
   Engineering and Construction Group                                 31.3           22.6             90.7            32.1
   Special charges                                                    (8.6)         (73.6)            (8.6)          (85.8)
   General corporate                                                  (8.1)          (9.2)           (24.1)          (26.4)
                                                              -------------   --------------   --------------   ---------------
     Total operating income                                          217.0           57.3            537.7           244.6

Interest expense                                                     (13.4)          (6.9)           (29.2)          (17.7)
Interest income                                                        2.8            4.8              9.3            11.9
Foreign currency gains (losses)                                       (0.3)          (0.5)             0.3            (2.7)
Other nonoperating income, net                                        (0.1)           0.3              0.4             0.4
                                                              -------------   --------------   --------------   ---------------

Income before income taxes and minority interests                    206.0           55.0            518.5           236.5
Benefit (provision) for income taxes                                 (81.2)          20.8           (202.4)          (43.5)

Minority interest in net (income) loss of  subsidiaries               (3.7)          (0.3)           (10.1)           (0.2)
                                                              -------------   --------------   --------------   ---------------
Net income                                                    $      121.1    $      75.5      $     306.0      $    192.8
                                                              =============   ==============   ==============   ===============

Income per share  *                                           $        0.47   $       0.30     $       1.19     $      0.77

Cash dividends paid per share                                 $       0.125   $      0.125     $      0.375     $     0.375

Average common and common share equivalents
outstanding                                                          257.4          252.2            256.4           251.1

* Share and per share amounts are based upon the average number of common shares outstanding adjusted for the two-for-one common stock split declared on June 9, 1997, effected in the form of a stock dividend and paid on July 21, 1997.

     See notes to condensed consolidated financial statements.


                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In millions of dollars)


                                                                                                 Nine Months
                                                                                             Ended September 30
                                                                                       --------------------------------
                                                                                           1997               1996
                                                                                       -------------      -------------

Cash flows from operating activities:
  Net income                                                                           $     306.0        $     192.8
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation, depletion and amortization                                               227.4              197.3
      Provision (benefit) for deferred income taxes                                           (6.1)             (30.4)
      Distributions from (advances to) related companies
        net of equity in (earnings) or losses                                                (84.3)             (63.8)
      Other non-cash items                                                                    13.6                2.1
      Other changes, net of non-cash items:
        Receivables                                                                         (362.4)            (276.2)
        Inventories                                                                          (33.4)             (59.5)
        Accounts payable                                                                     (12.1)             100.4
        Other working capital, net                                                           122.9              162.9
      Other, net                                                                              48.2              (48.7)
                                                                                       -------------      -------------
  Total cash flows from operating activities                                                 219.8              176.9
                                                                                       -------------      -------------
Cash flows from investing activities:
  Capital expenditures                                                                      (400.7)            (252.9)
  Sales of property, plant and equipment                                                      34.9               30.4
  (Purchases) sales of businesses                                                           (147.0)             (23.1)
  Other investing activities                                                                 (30.9)             (50.3)
                                                                                       -------------      -------------
  Total cash flows from investing activities                                                (543.7)            (295.9)
                                                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                                         300.8                0.1
  Payments on long-term borrowings                                                           (12.7)              (5.1)
  Borrowings (repayments) of short-term debt                                                 (40.6)              52.4
  Payments of dividends to shareholders                                                      (94.8)             (86.1)
  Proceeds from exercises of stock options                                                    44.6               21.6
  Other financing activities                                                                   1.4               (6.9)
                                                                                       -------------      -------------
  Total cash flows from financing activities                                                 198.7              (24.0)
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                       (2.7)              (1.6)
                                                                                       -------------      -------------
Decrease in cash and equivalents                                                            (127.9)            (144.6)
Cash and equivalents at beginning of year                                                    213.6              239.6
                                                                                       -------------      -------------
Cash and equivalents at end of period                                                  $      85.7        $      95.0
                                                                                       =============      =============

Cash payments during the period for:
  Interest                                                                             $      31.9        $      23.4
  Income taxes                                                                               100.6               22.1

Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                                    $     336.7        $      24.8
  Liabilities disposed of in dispositions of businesses                                       17.9                -

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1997 and 1996 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Inventories

                                             September 30      December 31
                                                1997               1996
                                             --------------    ------------
                                                  Millions of dollars

             Sales items                     $    110.0        $     104.3
             Supplies and parts                   169.7              136.3
             Work in process                       42.8               30.4
             Raw materials                         23.0               21.2
                                             -----------     -------------
                  Total                      $    345.5      $       292.2
                                             ===========     =============

      About forty percent of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $12.5 million and $13.0 million higher than reported at September 30, 1997 and December 31, 1996, respectively.

Note 3. General and Administrative Expenses
      General and administrative expenses were $64.2 million and $62.1 million for the three months ended September 30, 1997 and 1996, respectively. General and administrative expenses were $173.1 million and $173.0 million for the nine months ended September 30, 1997 and 1996, respectively.

Note 4. Income Per Share
      Income per share is based upon the average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which have a dilutive effect. On May 20, 1997, the Company's shareholders voted to increase the Company's number of authorized shares from 200.0 million shares to 400.0 million shares. On June 9, 1997, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend distributed on July 21, 1997 to shareholders of record on June 26, 1997. The par value of the Company's common stock of $2.50 per share remained unchanged. As a result of the stock split, $325.0 million was transferred from paid-in capital in excess of par value to common stock. Historical share and per share amounts presented on the condensed consolidated statements of income have been restated to reflect the stock split.

      During February, 1997, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 128, "Earnings per Share", effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company plans to adopt the new standard on December 31, 1997 and does not believe the effect of adoption will be material.

Note 5. Related Companies
      The Company conducts some of its operations through various joint ventures which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. European Marine Contractors, Limited (EMC), which is 50% owned by the Company and part of the Energy Group, specializes in engineering, procurement and construction of marine pipelines. Summarized operating results for 100% of the operations of EMC are as follows:

                         Three Months               Nine Months
                      Ended September 30        Ended September 30
                      ------------------       ---------------------
                        1997       1996          1997         1996
                      --------    -------      ---------   ---------
                      Millions of dollars       Millions of dollars

Revenues              $  117.1    $  57.1      $   353.3   $   159.5
                      ========    =======      =========    ========
Operating income      $   16.6    $  23.7      $    57.6   $    53.1
                      ========    =======      =========   =========
Net income            $   11.6    $  14.8      $    39.6   $    34.5
                      ========    =======      =========   =========

      Included in the Company's revenues for the three months ended September 30, 1997 and 1996 are equity in income of related companies of $27.8 million and $25.5 million, respectively. The amounts included in revenues for the nine months ended September 30, 1997 and 1996 are $88.4 million and $66.1 million, respectively.
      In the second quarter of 1997, Halliburton Energy Services, which is part of the Energy Group, acquired a 26% ownership interest in PES (International) Limited (PES) for approximately $33.6 million. The purchase price is included in purchases of businesses in the condensed consolidated statements of cash flows.
      In the second quarter of 1996, M-I Drilling Fluids, L.L.C., one of the Company's joint ventures which is 36% owned and a part of the Energy Group, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included as a reduction of cash flows from other investing activities in the condensed consolidated statements of cash flows.

Note 6. Long-Term Debt
      During the first nine months of 1997, the Company issued notes under its medium-term note program as follows:

   Amount       Issue Date       Due         Rate      Prices       Yield
------------    ----------    ----------    -------    -------    ---------
$125 million     02/11/97     02/01/2027     6.75%     99.781%      6.78%
$ 50 million     05/12/97     05/12/2017     7.53%       Par        7.53%
$ 50 million     07/08/97     07/08/1999     6.27%       Par        6.27%
$ 75 million     08/05/97     08/05/2002     6.30%       Par        6.30%

      The notes may not be redeemed at the option of Halliburton prior to maturity. There is no sinking fund applicable to the notes. Each holder of the 6.75% notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The net proceeds from the sale of the notes were used for general corporate purposes.
      During March 1997, the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in Sterling and bear interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. The compensating balance is included in other assets in the condensed consolidated balance sheet.

Note 7. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800's through the mid 1950's in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the third quarter of 1998. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. In addition to the superfund issues, the State of Missouri has indicated that it may pursue natural resource damages claims against the PRPs. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
     The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 8.  Acquisitions/Dispositions
     On October 4, 1996, the Company completed its acquisition of Landmark Graphics Corporation (Landmark) through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 20.4 million shares of common stock of the Company (after giving effect to the Company's two-for-one stock split) and the assumption by the Company of the outstanding Landmark stock options. The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements for the three and nine months ended September 30, 1996 have been restated to include the results of Landmark.
     Prior to the merger, Landmark had a fiscal year-end of June 30. Landmark's results have been restated to conform with Halliburton Company's calendar year-end. Combined and separate results of Halliburton and Landmark for the three and nine months ended September 30, 1996 were as follows:

                           Three Months                Nine Months
                              Ended                      Ended
                        September 30, 1996         September 30, 1996
                        ------------------         ------------------
                                    Millions of dollars

Revenues:
  Halliburton              $   1,813.4                $   5,251.5
  Landmark                        46.5                      143.9
                           ------------               ------------
    Combined               $   1,859.9                $   5,395.4
                           ============               ============

Net Income:
  Halliburton              $      82.6                $     201.2
  Landmark                        (7.1)                      (8.4)
                           ------------               ------------
    Combined               $      75.5                $     192.8
                           ============               ============

     During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans.
     During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
     During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India, and the Philippines.
     On September 30, 1997, the Company completed its acquisition of NUMAR Corporation (NUMAR) through the merger of a subsidiary of the Company with and into NUMAR, the conversion of the outstanding NUMAR common stock into an aggregate of approximately 8.2 million shares of common stock of the Company and the assumption by the Company of the outstanding NUMAR stock options (for the exercise of which the Company has reserved an aggregate of approximately 0.9 million shares of common stock of the Company). The merger qualified as a tax free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company has not restated its financial statements to include NUMAR's historical operating results because they were not material to the Company. NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million.
     Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells.
     On October 20, 1997, the Company announced it had reached an agreement to sell its environmental services business to Tetra Tech, Inc. for approximately $32 million. The transaction, which is subject to regulatory approvals, is expected to close by year-end 1997. The sale was prompted by the Company's desire to divest non-core businesses and is expected to have no significant effect on net income for the year.

Note 9. Special Charges
     In September 1997, the Company recorded special charges of $8.6 million ($8.6 million after tax) for transaction costs incurred by the Company and NUMAR to complete the merger of a subsidiary of the Company with and into NUMAR. The Company expects to settle these obligations during the fourth quarter of 1997 with funds provided by operations.
     During September 1996, the Company recorded special charges of $65.3 million ($42.7 million after tax), which included provisions of $41.0 million to terminate approximately one thousand employees related to reorganization efforts by the Engineering and Construction Group and plans to combine various administrative support functions into combined shared services for the Company; $20.2 million to restructure certain Engineering and Construction Group businesses, provide for excess lease space and other items; and $4.1 million ($3.5 million after tax) for costs related to the acquisition of Landmark. The Company has substantially completed its reorganization plans initiated during the third quarter of 1996. Approximately $57.6 million has been charged or allocated to this reserve with the remaining amount to be charged over the remaining term of excess leases through August, 2003.
     In September, 1996, Landmark recorded special charges of $8.3 million ($7.6 million after tax) for costs incurred for merging with the Company. During March 1996, Landmark recorded special charges of $12.2 million ($8.7 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc. and the write-off of related redundant assets and activities.
     The special charges to net income in the third quarter of 1996 were offset by tax credits during the same quarter of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service (IRS). The Company reached agreement with the IRS and recognized net operating loss carryforwards of $62.5 million ($22.5 million in tax benefits) from the 1989 tax year. The net operating loss carryforwards were used or are expected to be utilized in the 1996 and 1997 tax years. In addition, the Company also reached agreement with the IRS on issues related to intercompany pricing of goods and services for the tax years 1989 through 1992 and entered into an advanced pricing agreement for the tax years 1993 through 1998. As a result of these agreements with the IRS, the Company recognized tax benefits of $16.1 million. The Company also recognized net operating loss carryforwards of $14.0 million ($5.1 million in tax benefits) in certain foreign areas due to improving profitability and restructuring of foreign operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. However, United States law imposes a variety of trade sanctions restricting the ability of the Company, and in some cases its foreign subsidiaries, to conduct business in some countries where there are markets for the Company's goods and services. In the future, certain of these trade sanctions may adversely affect the ability of the Company to conduct business with foreign customers having activities in certain countries such as Cuba, Iran, Libya or Sudan which are targeted by the United States, including restrictions on the Company's ability to do business with such customers in unrelated countries. From time to time, discussions occur in the United States Congress and Administration concerning the imposition of additional trade sanctions which could affect several other countries which are important markets for the Company. Existing or new restrictions which impair the ability of the Company and/or its customers to conduct business in these countries could adversely affect the results of the Company's operations in some future period.

RESULTS OF OPERATIONS

Third Quarter of 1997 Compared with the Third Quarter of 1996
Revenues
      Consolidated revenues increased 24% to $2,304.7 million in the third quarter of 1997 compared with $1,859.9 million in the same quarter of the prior year. Approximately 56% of the Company's consolidated revenues were derived from international activities in the third quarter of 1997 compared to 54% in the third quarter of 1996. Consolidated international revenues increased 28% in the third quarter of 1997 over the third quarter of 1996. Consolidated United States revenues increased by 19% in the third quarter of 1997 compared to the third quarter of 1996.
      Energy Group revenues increased by 35% compared with a 16% increase in drilling activity as measured by the worldwide rotary rig count for the third quarter of 1997 over the same quarter of the prior year. International revenues increased by 34%. United States revenues increased 36% while the United States rig count increased 20% over the same quarter of the prior year.
      Engineering and Construction Group revenues increased 7.7% to $802.9 million compared with $745.6 million in the same quarter of the prior year due primarily to increased revenues for civil services and projects in Europe and Africa. These increased revenues were partially offset by lower activity levels under the service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia which reduced revenues approximately $34 million.

Operating income
      Consolidated operating income increased to $217.0 million in the third quarter of 1997 compared with $57.3 million in the same quarter of the prior year. Operating income in the third quarter of 1997 includes $8.6 million in special charges for the acquisition of NUMAR while the operating income in the third quarter of 1996 includes special charges of $73.6 million for the reorganization of Engineering and Construction Group, reorganization of various company-wide administrative support functions, other business structure costs and costs recorded by Landmark Graphics Corporation to merge with the Company.

See Note 9 to the condensed consolidated financial statements for additional information about these charges. Excluding the special charges noted above, operating income for the third quarter of 1997 was $225.6 million, an increase of 72% over the third quarter of 1996 of $130.9 million. Excluding the special charges, approximately 53% of the Company's consolidated operating income was derived from international activities in the third quarter of 1997.
      Energy Group operating income increased 72% to $202.4 million in the third quarter of 1997 compared with $117.5 million in the same quarter of the prior year. The operating margin for the third quarter of 1997 was 13.5% compared to the prior year operating margin of 10.5%. The increase in operating income in 1997 is related to increased activity levels and margins from the product service lines of Halliburton Energy Services led by pressure pumping activities in North America and Europe/Africa along with higher activity levels and margins for Brown & Root Energy Services and Landmark.
      Engineering and Construction Group operating income increased 38% to $31.3 million compared to $22.6 million in the third quarter of the prior year. Operating margins were 3.9% in the third quarter of 1997 compared to 3.0% in the prior year third quarter. The increase in operating income and margins reflect improved results from civil activities and projects in Europe and Africa and the United States and benefits accruing from the restructuring efforts in late 1996.

 Nonoperating items
      Interest expense increased to $13.4 million in the third quarter of 1997 compared to $6.9 million in the same quarter of the prior year due primarily to the Company's issuance during the first nine months of 1997 of $300 million of notes under its medium-term note program as well as interest expense related to higher levels of short-term borrowings in 1997 as compared to 1996.
      Interest income decreased in 1997 to $2.8 million from $4.8 million in the third quarter of 1996 primarily due to lower levels of invested cash.
      The effective income tax rate was 39% or $81.2 million in the third quarter of 1997. The benefit for income taxes in the third quarter of 1996 includes tax credits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service.
      Minority interest in net income of subsidiaries for the third quarter of 1997 increased to $3.7 million due primarily to the Company's 51% interest in Devonport Management Limited (DML).

Net income
      Net income in the third quarter of 1997 increased 60% to $121.1 million, or 47 cents per share, compared with $75.5 million, or 30 cents per share, in the same quarter of the prior year.

First Nine Months of 1997 Compared with the First Nine Months of 1996
Revenues
      Consolidated revenues increased 19% to $6,433.3 million in the first nine months of 1997 compared with $5,395.4 million in the same period of the prior year. Approximately 57% of the Company's consolidated revenues were derived from international activities in the first nine months of 1997 compared to 54% in the same period of 1996. Consolidated international revenues increased 25% in the first nine months of 1997 over the same period of 1996. Consolidated United States revenues increased by 13% in the first nine months of 1997 compared to the same period of 1996.
      Energy Group revenues increased by 35% compared with a 15% increase in drilling activity as measured by the worldwide rotary rig count for the first nine months of 1997 over the same period of the prior year. International revenues increased by 36%, reflecting growth in all regions. United States revenues increased 34% while the United States rig count increased 21% over the same period of the prior year.
      Engineering and Construction Group revenues decreased 1% to $2,354.8 million compared with $2,385.0 million in the same nine month period of the prior year due primarily to lower activity levels under the service contract with the US Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia which reduced revenue approximately $289 million. This reduction in revenues was mostly offset by increased revenues for civil services and projects in Europe and Africa.

Operating income
      Consolidated operating income increased to $537.7 million in the first nine months of 1997 compared with $244.6 million in the same period of the prior year. Operating income for the current year includes $8.6 million in special charges for the acquisition of NUMAR while prior year operating income includes special charges of $85.8 million for the reorganization of Engineering and Construction Group, reorganization of various company-wide administrative support functions, other business structure costs and costs recorded by Landmark Graphics Corporation to merge with the Company and to write-off certain assets acquired from Western Atlas International, Inc. See Note 9 to the condensed consolidated financial statements for additional information about these charges. Excluding the special charges noted above, operating income for the nine months of 1997 was $546.3 million, an increase of 65% over operating income for the nine months of 1996 of $330.4 million. Excluding the special charges, approximately 56% of the Company's consolidated operating income was derived from international activities in the first nine months of 1997.
      Energy Group operating income increased 48% to $479.7 million in the first nine months of 1997 compared with $324.7 million in the same period of the prior year. The operating margin for the first nine months of 1997 was 11.8% compared to the prior year operating margin of 10.8%. The increase in operating income in 1997 is primarily related to increased activities and margins from the product service lines of Halliburton Energy Services, led by pressure pumping in North America, along with higher activity levels for Brown & Root Energy Services. Results for the nine months of 1996 include $35.0 million of income relating to gain sharing revenue on the Brown & Root Energy Services portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost.
      Engineering and Construction Group operating income for the first nine months of 1997 was $90.7 million compared to 1996 operating income of $32.1 million. Operating margins were 3.9% in for the first nine months of 1997 and 1.3% for the same period in 1996. The prior year includes a $17.1 million charge relating to the impairment of Brown & Root's equity in the Dulles Greenway toll road extension project. The improvement in operating income for the first nine months of 1997 reflects improved results from civil activities and projects in Europe and Africa and the United States and benefits accruing from the restructuring efforts in late 1996.

Nonoperating items
      Interest expense increased to $29.2 million in the first nine months of 1997 compared to $17.7 million in the same period of the prior year due primarily to the Company's issuance of $300 million of notes under its medium-term note program as well as interest expense related to higher levels of short-term borrowings in 1997 as compared to 1996.
      Interest income decreased in 1997 to $9.3 million primarily due to lower levels of invested cash.
     Foreign currency gains/losses were $0.3 million in gains for the first nine months of 1997 as compared to $2.7 million in losses for the same period in 1996.
     The effective income tax rate for the first nine months of 1997 was 39% or $202.4 million. The provision in 1996 is net of tax credits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the third quarter of various issues with the Internal Revenue Service.
      Minority interest in net income of subsidiaries was $10.1 million for the first nine months of 1997 compared to $0.2 million for the same period of 1996. The majority of this increase reflects the consolidation of DML's results for the first nine months of 1997 in connection with the Company's increasing its ownership in DML from 30% to 51% during March 1997.

Net income
      Net income in the first nine months of 1997 increased to $306.0 million, or $1.19 per share, compared with $192.8 million, or $0.77 per share, in the same period of the prior year after giving effect to the two-for-one common stock split declared on June 9, 1997 effected in the form of a stock dividend and paid on July 21, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the third quarter of 1997 with cash and equivalents of $85.7 million, a decrease of $127.9 million from the end of 1996.

Operating activities
      Cash flows from operating activities were $219.8 million in the first nine months of 1997, as compared to $176.9 million in the first nine months of 1996. The increase in cash flows from operating activities in 1997 is primarily due to the increase in net income adjusted for noncash items while the major operating activity use of cash in 1997 was to fund working capital requirements related to increased revenues from the Energy Group and for Engineering and Construction Group projects.

Investing activities
      Cash flows used in investing activities were $543.7 million and $295.9 million in the first nine months of 1997 and 1996, respectively.
      Capital expenditures were $400.7 million for the first nine months of 1997, an increase of 58% over the same period of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Group and the acquisition of the Royal Dockyard by DML, net of related borrowings.
      During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans (the Dockyard Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans.
      During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
      Also in April 1997, the Company purchased a 26% ownership interest in PES for approximately $33.6 million. PES provides specialist well completions and intervention products, services and solutions.
      During July 1997, the Company acquired all of the outstanding common stock of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India, and the Philippines.
      Included in 1996 investing activities is $41.3 million related to the Company's share of the purchase price of a company acquired by the Company's M-I Drilling affiliate.

Financing activities
      Cash flows from financing activities were $198.7 million in the first nine months of 1997 compared to cash flows used in financing activities of $24.0 million in the first nine months of 1996. Proceeds from exercises of stock options provided $44.6 million in the first nine months of 1997 compared to $21.6 million in the same period of the prior year.
      On February 11, 1997, the Company issued $125.0 million principal amount of 6.75% notes due February 1, 2027 under the Company's medium-term note program, priced at 99.78% to yield 6.78% to maturity. Each holder of the 6.75% notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The Company issued additional notes under its medium-term note program as follows: $50.0 million principal amount of 7.53% notes at par value on May 12, 1997, due May 12, 2017; $50.0 million principal amount of 6.27% notes at par value on July 8, 1997, due July 8, 1999; $75.0 million principal amount of 6.30% notes at par value on August 5, 1997, due August 5, 2002. The Company used the net proceeds from the sale of the notes issued under its medium-term note program for general corporate purposes which included repayment of debt, acquisitions, and loans to and/or investments in subsidiaries of the Company for working capital, repayment of debt and capital expenditures.

      The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. As of September 30, 1997, the Company had approximately $440.0 million of credit facilities with various commercial banks, of which $200.0 million was committed.

NUMAR ACQUISITION

      On September 30, 1997, the Company completed its acquisition of NUMAR Corporation in a stock transaction. See Note 8 to the condensed consolidated financial statements for additional information.

ENVIRONMENTAL SERVICES DISPOSITION

      On October 20, 1997, the Company announced that a definitive agreement to sell the assets of the Company's environmental services business to Tetra Tech, Inc. had been signed. Completion of the sale is subject to certain regulatory approvals. Both Halliburton and Tetra Tech, Inc. seek to close the transaction by year-end 1997. In 1996, the environmental business contributed approximately $100 million or 1% of Halliburton consolidated revenues. See Note 8 to the condensed consolidated financial statements for additional information.

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

FORWARD-LOOKING INFORMATION

       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that the statements in this Form 10-Q and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information constitutes estimates reflecting the Company's best judgment based on current information and involve a number of risks and uncertainties, there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those estimates. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries of operation; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in higher risk countries; technological and structural changes in the industries served by the Company; changes in computer software and hardware by governmental entities, service providers, vendors, customers and the Company related to year 2000 issues; integration of acquired businesses into the Company; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (11)  Statement regarding computation of earnings per share.

      (27) Financial data schedule for the nine months ended September 30, 1997 (included only in the copy of this report filed electronically with the Commission).

(b)   Reports on Form 8-K

      During the third quarter of 1997:

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

      A Current Report on Form 8-K dated July 17, 1997,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 17, 1997 announcing 1997 third quarter dividend.

      A Current Report on Form 8-K dated July 18, 1997,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 18, 1997, announcing the award of a contract to lead the upgrade of the Devonport Submarine Refit Facility to the Company's subsidiary Brown & Root.

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

      A Current Report on Form 8-K dated August 29, 1997, was filed reporting on
      Item 5. Other Events, regarding a press release dated August 29, 1997 announcing the Form S-4 registration statement related to the NUMAR acquisition became effective.

      A Current Report on Form 8-K dated September 30, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated September 30, 1997 announcing the Company had completed the acquisition of NUMAR Corporation.

      During the fourth quarter of 1997 to the date hereof:

      A Current Report on Form 8-K dated October 20, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated October 20, 1997, announcing the agreement to sell the environmental services business.

      A Current Report on Form 8-K dated October 22, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated October 22, 1997, announcing third quarter earnings.

      A Current Report on Form 8-K dated October 30, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated October 30, 1997, announcing fourth quarter dividend.

      A Current Report on Form 8-K dated October 30, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated October 30, 1997, announcing award of a pipeline construction contract to a joint venture of the Company's Brown & Root Energy Services unit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HALLIBURTON  COMPANY
                                                 (Registrant)



Date   November 12, 1997                     By  /s/   Gary V. Morris
    --------------------------                 -----------------------------
                                                      Gary V. Morris
                                                 Executive Vice President
                                                 Chief Financial Officer



Date   November 12, 1997                     /s/  R. Charles Muchmore, Jr.
     -------------------------               -------------------------------
                                                 R. Charles Muchmore, Jr.
                                              Vice President and Controller
                                              Principal Accounting Officer


                               INDEX TO EXHIBITS

         Exhibit 11                            Computation of earnings per share
         Exhibit 27                            Financial data schedule