Form 10-K
period 1997-12-31
HALLIBURTON CO
filed 1998-02-24
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates on January 30, 1998, determined using the per share closing price on the New York Stock Exchange Composite tape of $44.94 on that date was approximately $11,764,500,000.

As of January 30, 1998, there were 262,492,885 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 24, 1998, are incorporated by reference into Part III of this report.

PART I

Item  1. Business.
     General Development of Business. Halliburton Company's predecessor was established in 1919, incorporated under the laws of the State of Delaware in 1924 and reorganized under the laws of the State of Delaware in 1996. Halliburton Company (the Company) provides energy services and engineering and construction services. Information related to acquisitions and dispositions is set forth in Note 15 to the financial statements of this annual report.
     Financial Information About Business Segments. The Company is comprised of two business segments. See consolidated statement of income on page 15 and Note 10 to the financial statements of this annual report for financial information about these two business segments.
     Description of Services and Products. The following is a summary which briefly describes the Company's services and products for each business segment.
     The Energy Group business segment provides a wide range of services and products to provide both discrete services and products and integrated solutions to customers in the exploration, development and production of oil and natural gas. The Energy Group operates worldwide, serving major oil companies, independent operators and national oil companies. The segment includes Halliburton Energy Services, which offers pressure pumping equipment and services, logging and perforating products and services, drilling systems and services, specialized completion and production equipment and services and well control products and services; Brown & Root Energy Services, which provides upstream oil and gas engineering, procurement and construction, project management and production services, subsea construction, fabrication and installation of onshore and offshore pipelines, offshore and production platforms, marine engineering and other marine related projects; Landmark Graphics Corporation, which provides integrated exploration and production information systems and professional services; and Halliburton Energy Development, which creates business opportunities for the development, production and operation of oil and gas fields in conjunction with the Company's customers.
     The Engineering and Construction Group provides: conceptual design, process design, detailed engineering, procurement, project and construction management; construction of chemical and petrochemical plants, refineries, pulp and paper mills, metal processing plants, highways and bridges, airports, water and wastewater systems; technical and economic feasibility studies; site evaluation; repair and refitting of submarines and surface ships; operations and maintenance services, and engineering and wastewater management services for commercial industry, utilities and government customers. The Company plans to exit certain highway and paving activities over time. On December 31, 1997, the environmental business which performed environmental remediation related consulting, engineering, design and construction was sold.
     Markets and Competition. The Company is one of the world's largest diversified energy services and engineering and construction services companies. The Company's services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of the Company's services and products are: price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. A growing number of customers are now indicating a preference for integrated services and solutions. These integrated solutions, in the case of the Energy Group, relate to all phases of exploration, development and production of oil and gas, and in the case of the Engineering and Construction Group, relate to all phases of design, procurement, construction, project management and maintenance of a facility. Demand for these types of integrated solutions is based primarily upon quality of service, technical proficiency and value created.
     The Company conducts business worldwide in over 100 countries. Since the markets for the Company's services and products are so large and cross many geographic lines, a meaningful estimate of the number of competitors cannot be made. These markets are, however, highly competitive with many substantial companies operating in each market. Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of the Energy Group's products is made by supply stores and third-party representatives.
     Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as a whole. Information regarding the Company's exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" and in Note 12 to the financial statements of this annual report.

     Customers and Backlog. In 1997, 1996 and 1995, respectively, 79%, 73% and 78% of the Company's revenues were derived from the sale of products and services to, including construction for, the energy industry. The following schedule summarizes the backlog of projects at December 31, 1997 and 1996:

Millions of dollars                                      1997           1996
--------------------------------------------------------------------------------

Firm orders                                         $    6,313     $    4,555
Government orders firm but not yet funded                  445            262
Letters of intent and contracts
    awarded but not signed                                 146             23
                                                    -------------- -------------
    Total                                           $    6,904     $    4,840
--------------------------------------------------------------------------------

     It is estimated that nearly 64% of the backlog existing at December 31, 1997 will be completed during 1998. The Company's backlog excludes contracts for recurring hardware and software maintenance and support services. Backlog is not necessarily indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
     Raw Materials. Raw materials essential to the Company's business are normally readily available. Where the Company is dependent on a single supplier for any materials essential to its business, the Company is confident that it could make satisfactory alternative arrangements in the event of an interruption in the supply of such materials.
     Research, Development and Patents. The Company maintains an active research and development program to assist in the improvement of existing products and processes, the development of new products and processes and the improvement of engineering standards and practices that serve the changing needs of its customers. Information relating to expenditures for research and development is included in Note 1 and Note 10 to the financial statements of this annual report.
     The Company owns a large number of patents and has pending a substantial number of patent applications covering various products and processes. The Company is also licensed under patents owned by others. The Company does not consider a particular patent or group of patents to be material to the Company's business.
     Seasonality. Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of the Company's operations serve to mitigate the seasonal nature of the Company's business.
     Employees. At December 31, 1997, the Company employed approximately 70,750 people, of which about one-half were located outside the United States.
     Regulation. The Company is subject to various environmental laws and regulations. Compliance with such requirements has not substantially increased capital expenditures, adversely affected the Company's competitive position or materially affected the Company's earnings. The Company does not anticipate any material adverse effects in the foreseeable future as a result of existing environmental laws and regulations. Note 11 to the financial statements of this annual report discusses the Company's involvement as a potentially responsible party in remedial activities to clean up several "Superfund" sites.

Item 2.   Properties.
     Information  relating  to  lease  payments  is  included  in Note 11 to the financial statements of this annual report. The Company's owned and leased facilities, as described below, are suitable and adequate for their intended use.
     Energy Group manufacturing facilities owned by the Company cover approximately 3,100,000 square feet. Principal locations of these manufacturing facilities are Davis and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Fort Worth, Garland and Houston, Texas; Arbroath, Scotland; and Reynosa, Mexico. The manufacturing facilities at Davis and Amarillo were idle at the end of 1997. An idle facility in Houston was sold in 1997. The manufacturing facility in Garland, Texas, was leased to another company in 1997. The Energy Group also leases manufacturing facilities covering approximately 160,000 square feet. Principal locations of these facilities are Malvern, Pennsylvania; Houston, Texas; Jurong, Singapore; Basingstoke, England; and Kilwinning, Scotland. The facility in Basingstoke, England, was idle at the end of 1997. Research, development and engineering activities are carried out in owned facilities covering approximately 375,000 square feet in Duncan, Oklahoma; Malvern, Pennsylvania; Houston, Austin and Carrollton, Texas; and Aberdeen, Scotland; and in leased facilities covering approximately 150,000 square feet in Englewood and Denver, Colorado; Leatherhead and Dorking, England; Leiderdorp, Holland and Singapore. Energy Group marine fabrication facilities owned by the Company cover approximately 546 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; and Nigg and Wick, Scotland. The Belle Chasse, Louisiana, facility consisting of approximately 151 acres is idle. The facility in Nigg, Scotland, is leased to a joint venture of the Company. In addition, service centers, sales offices and field warehouses are operated at approximately 175 locations in the United States, almost all of which are owned, and at approximately 290 locations outside the United States in both the Eastern and Western Hemispheres.
     Engineering and Construction Group fabricating facilities cover approximately 441,000 square feet in Houston, Texas, and Edmonton, Canada, of which 388,000 square feet in Houston is leased to another company. Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 3,494,000 square feet. Major sites of these activities are in Houston, Baytown and Hurst, Texas; Edmonton, Canada; Leatherhead, England; and Bundaberg and Emerald, Australia. These activities are also carried out at leased facilities covering approximately 1,100,000 square feet. Major sites are in Mobile, Alabama; Alhambra, California; Surrey and London, England; Al Khobar, Saudi Arabia; and Parkside, Victoria Park, Milton and Melbourne, Australia. The Engineering and Construction Group operates dockyard facilities owned by a 51% owned subsidiary of the Company covering approximately 191 acres in Plymouth, England. In addition, project offices, field camps, service centers and sales offices are operated at approximately 20 locations in the United States, almost all of which are leased by the Company, and at approximately 15 foreign locations in both the Eastern and Western Hemispheres.
     General Corporate operates from leased facilities in Dallas, Texas, covering approximately 25,000 square feet. The Company also leases approximately 5,500 square feet of space in Washington, D.C., and owns an 85,000 square foot mainframe data processing center in Arlington, Texas, which is leased to another company.

Item  3. Legal  Proceedings.
     Information relating to various commitments and contingencies is described in Note 11 to the financial statements of this annual report.

Item  4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant.
     The following table indicates the names and ages of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

Name and Age                  Offices Held and Term of Office

*Richard B. Cheney            Chairman of the Board, since January 1996
  (Age 57)                    Chief Executive Officer, since October 1995
                              Director of Registrant, since October 1995
                              President, October 1995 to May 1997
                              Senior Fellow, American Enterprise Institute, 1993
                                 to October 1995
                              Secretary, U.S.  Department  of  Defense,  1989 to
                                 1993

 Jerry H. Blurton             Vice President and Treasurer, since July 1996
 (Age 53)                     Vice  President  -  Finance  &  Administration  of
                                 Halliburton Energy Services, August 1995 to July 1996
                              Vice President - Finance, 1991 to August 1995

 Lester L. Coleman            Executive  Vice  President  and  General  Counsel,
 (Age 55)                        since May 1993
                              President of Energy Services Group, September 1991
                                 to May 1993

*Dale P. Jones                Director of Registrant, since December 1988
  (Age 61)                    Vice Chairman of Registrant, since October 1995
                              President, June 1989 to October 1995

*David J. Lesar               President  and Chief  Operating Officer, since May
  (Age 44)                       1997
                              President and Chief Executive Officer of Brown &
                                 Root, Inc., since September 1996
                              Executive Vice  President and  Chief  Financial
                                 Officer, August 1995 to May 1997
                              Executive   Vice    President   of    Finance  and
                                 Administration of Halliburton Energy  Services,
                                 November 1993 to August 1995
                              Partner,  Arthur  Andersen  LLP,  1988 to November
                                 1993

*Kenneth R. LeSuer            Vice Chairman of Registrant, since May 1997
  (Age 62)                    President  and  Chief  Executive  Officer  of  the
                                 Halliburton Energy Group, September 1996 to May 1997
                              President   and    Chief   Executive   Officer  of
                                 Halliburton Energy Services, March 1994 to September 1996
                              President  and  Chief   Operating  Officer  of
                                 Halliburton Energy Services, May 1993 to March 1994
                              President   and   Chief   Executive   Officer   of
                                 Halliburton Services, December 1989 to May 1993

 Gary V. Morris               Executive Vice President  and Chief  Financial
 (Age 45)                        Officer, since May 1997
                              Senior Vice President - Finance, February 1997 to
                                 May 1997
                              Senior Vice  President, May  1996 to February 1997
                              Vice  President  - Finance of Brown & Root,  Inc.,
                                 June 1995 to May 1996
                              Vice  President -  Finance  of Halliburton  Energy
                                 Services, December 1993 to June 1995
                              Controller, December 1991 to December 1993

 R. Charles Muchmore, Jr.     Vice  President and  Controller, since August 1996
 (Age 44)                     Finance & Administration  Director - Europe/Africa
                                 of Halliburton Energy Services, September 1995 to August 1996
                              Regional Finance  & Administration   Manager  -
                                 Europe/Africa of Halliburton Energy Services, December 1989 to September 1995

 Lewis W. Powers              Senior   Vice    President,   since    May    1996
 (Age 51)                     Vice  President  -  Europe/Africa  of  Halliburton
                                 Energy Services, April 1993 to May 1996
                              Senior  Vice   President  of  Operations  of  Otis
                                 Engineering, June 1989 to April 1993

     * Members of the Executive Committee of the registrant.
     There are no family relationships between the executive officers of the registrant.

PART II

Item 5.  Market  for  the  Registrant's  Common  Stock  and  Related Stockholder
         Matters.
     The Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 42 of this annual report. At December 31, 1997, there were approximately 14,400 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item  6.   Selected Financial Data.
     Information relating to selected financial data is included on pages 39 through 41 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 7 through 12 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on pages 10 and 11 of this annual report.

Item  8.  Financial Statements and Supplementary Data.

                                                                   Page No.
--------------------------------------------------------------------------------

Responsibility for Financial Reporting........................        13
Report of Arthur Andersen LLP, Independent Public Accountants.        14
Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995.........................        15
Consolidated Balance Sheets at December 31, 1997 and 1996.....        16
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.........................        17
Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995.............        18

Notes to Financial Statements.................................      19-38

Quarterly Data and Market Price Information...................        42

The related financial statement schedules are included under Part IV, Item 14 of this annual report.

Item 9. Changes in and Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure.
     None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND OUTLOOK

     The Company operates in over 100 countries around the world to provide a variety of oilfield services and engineering and construction services to the petroleum industry and other energy, industrial and governmental customers. The markets served by the Company are highly competitive with many substantial competitors. Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluation. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. The Company has only moderate exposure in the Asia Pacific region which, including Australia, represents about 7% of 1997 revenues, 5% of 1997 operating income and 3% of backlog at December 31, 1997.
     Energy Group. In 1997, the oilfield services industry experienced a year of exceptional growth with customers worldwide expanding their petroleum exploration, development and production activities. This increase was in response to a combination of factors including relatively higher crude oil and natural gas prices early in 1997, an expectation by customers of continued improvement in the long-term demand for petroleum and the availability of investment opportunities with good economic potential. The Company believes its customers will continue to seek opportunities to lower the overall cost of exploring, developing and enhancing the recovery of hydrocarbons through increased utilization of integrated solutions, partnering and alliance arrangements as well as the application of new technology. According to the annual Salomon Smith Barney Survey and Analysis of 1998 Worldwide Oil and Gas Exploration and Production Expenditures, spending during 1998 by survey respondents is predicted to grow by 10.9%. While this growth will represent the second highest growth rate in the past decade, it is somewhat slower than the estimated 18.7% growth experienced during 1997. Included within this predicted 1998 growth is a high level of interest by survey respondents in the deep water Gulf of Mexico, with some survey respondents planning spending increases there of up to 20%. This outlook is based on West Texas Intermediate crude oil prices of $19.23/bbl and United States gas prices of $2.19/mcf. Although crude oil and natural gas price declines beginning late in 1997 and continuing into the first quarter of 1998 could potentially affect the short-term outlook for the oilfield services industry by delaying customer spending, the Company believes that long-term hydrocarbon supply and demand fundamentals will tend to counterbalance any short-term spending delays.
     The Company believes the long-term outlook for the oilfield services industry is positive due to expected growth in world demand for energy combined with production declines in existing oil and gas reserves. Although the growth experienced by the oilfield services industry in 1997 will be difficult to repeat in 1998, the Company believes that it has good opportunities to expand its revenue and profit through greater participation in larger projects that allow it to utilize its project management and integrated services capabilities.
     Engineering and Construction Group. Engineering and construction industry marketing reports indicate that global demand for engineering and construction services during 1998 may be less robust than during 1997 due in part to uncertainty in the Asia Pacific region. However, the Company expects to see demand for such services increase over time in Latin America, Africa and the Middle East. The Company believes the keys to increasing its revenue and improving profit margins in slower growing markets will be its ability to partner with other service and equipment suppliers and customers on larger projects, acceptance of more project success risk through gain sharing or fixed price contracts, broadening its core competencies, acquiring and fully utilizing proprietary technology and managing costs. The Group's improved operating results in 1997 were the result of focusing on these key factors. During 1997, the Engineering and Construction Group reexamined its core competencies and decided to exit certain markets that do not offer sufficient opportunity to achieve the Company's profit objectives. This refocusing prompted the diversiture of the environmental services business unit at the end of 1997 and a decision to exit certain highway and paving activities over time. The Group will now focus on key markets in the petroleum, chemical and forest products industries in the United States and international locations. The Company sees an expanding market for its government services capabilities in the United States and the United Kingdom as governmental agencies, including local government units, continue to expand their use of outsourcing to improve service levels and manage costs.

     Acquisitions and dispositions. During 1997, the Company acquired NUMAR Corporation, which was accounted for as a pooling of interests, in exchange for approximately 8.2 million shares of the Company's Common Stock, acquired OGC
International plc for approximately $118.3 million, purchased a 26% equity interest in PES (International) Limited for approximately $33.6 million, acquired Kinhill Holdings Limited for approximately $34 million, and increased its ownership of Devonport Management Limited from approximately 30% to 51%. These acquisitions are expected to expand the Company's ability to offer quality services and products in its core competencies and to further strengthen its technological base. Also in 1997, the Company sold its environmental services business for approximately $32 million. See Note 15 to the financial statements for additional information.

RESULTS OF OPERATIONS
     Revenues for 1997 were $8,818.6 million, an increase of 19% over 1996 revenues of $7,385.1 million and an increase of 50% over 1995 revenues of $5,882.9 million. Approximately 58% of the Company's consolidated revenues were derived from international activities in 1997 compared with 55% in 1996 and 51% in 1995.
     Energy Group revenues were $5,756.4 million for 1997, an increase of 34% over 1996 revenues of $4,286.3 million and an increase of 60% over 1995 revenues of $3,604.0 million. The Energy Group's increase in revenues outpaced the 15% increase in the worldwide average rotary rig count for 1997 compared to 1996 and the 23% increase in the worldwide average rotary rig count for 1997 compared to 1995. Approximately two-thirds of the Energy Group's revenues were derived from international activities each year in 1997, 1996 and 1995.
     Engineering and Construction Group revenues were $3,062.2 million for 1997, a decrease of 1% from 1996 revenues of $3,098.8 million and an increase of 34% over 1995 revenues of $2,278.9 million. Lower levels of activity under service contracts with the U.S. Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia resulted in revenue reductions of approximately $294 million in 1997 compared to 1996. This reduction in revenues was mostly offset by the consolidation of Devonport Management Limited revenues as a result of the Company's increased ownership percentage in that subsidiary. See Note 15 to the financial statements for additional information.
     Operating income was $798.1 million for 1997 compared to $417.9 million for 1996 and $400.9 million for 1995. Excluding special charges of $8.6 million, $85.8 million and $8.4 million during 1997, 1996 and 1995, respectively, operating income for 1997 increased by 60% over 1996 and by 97% over 1995 as shown in the following table. See Note 16 to the financial statements for additional information on the special charges.

Millions of dollars                                                      1997          1996          1995
-------------------------------------------------------------------- ------------  ------------  -----------

Operating income before special charges                              $    806.7    $   503.7     $  409.3
Merger costs associated with NUMAR acquisition                             (8.6)
Landmark write-off of acquired in process research
  and development                                                           -          (11.3)        (3.7)
Merger costs associated with Landmark acquisition                           -          (12.4)         -
Realignment of products and service lines and support services              -          (61.2)         -
Landmark restructuring and merger costs                                     -           (0.9)        (4.7)
                                                                     ------------  ------------  -----------
Operating income                                                     $    798.1    $   417.9     $  400.9
-------------------------------------------------------------------- -----------   ------------  -----------

     Approximately 53% of the Company's consolidated operating income was derived from international activities in 1997 compared to 66% for 1996 and 65% for 1995. Consolidated international operating margins were 8% in 1997 and 1996 and 9% for 1995.
     Energy Group operating income in 1997 was $706.4 million, an increase of 46% over 1996 operating income of $484.4 million and an increase of 77% over 1995 operating income of $398.2 million. Operating margins were 12% in 1997 compared with 11% in both 1996 and 1995. Approximately 53%, 62% and 66% of the Energy Group's operating income was derived from international activities for 1997, 1996 and 1995, respectively. Operating income in 1997 for the group's largest business unit, Halliburton Energy Services, increased substantially due primarily to increased activity levels and increased prices charged to customers for pressure pumping services in North America. Operating income growth for Halliburton Energy Services in 1996 over 1995 was due primarily to substantially increased services provided in North America and Europe and, to a lesser degree, increases in Latin America and the Middle East. Energy Group results for 1996 include $35 million of gain sharing revenue on the group's second largest business unit, Brown & Root Energy Services, portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125 million savings compared with the targeted cost. The effect of the gain sharing was offset by a $20.7 million reduction in operating income due to lower activity levels in 1996 compared to 1995 by Brown & Root Energy Services' 50% owned joint venture, European Marine Contractors, Limited.
     Engineering and Construction Group operating income for 1997 increased 149% over 1996 and 200% over 1995 to $133.9 million. Operating margins were 4% for 1997 and 2% for 1996 and 1995, respectively. Improvement in operating income in 1997 over 1996 was realized through overhead reductions, a focus on higher margin business lines and the consolidation of Devonport Management Limited as a result of the Company's increased ownership percentage in that subsidiary. See
Note 15 to the financial statements. Increased operating income in 1996 compared to 1995 from petroleum and chemical services as well as increased operating income from support services in Bosnia were partially offset by a $17.1 million charge for the impairment of Brown & Root's investment in the Dulles Greenway toll road extension project.
      General and administrative expenses for 1997 were $248.1 million compared to $236.6 million and $221.7 million for 1996 and 1995, respectively. General and administrative expenses have increased at a substantially slower rate than overall growth in consolidated revenues, and as a percent of revenues, have declined to 2.8% in 1997 from 3.2% in 1996 and 3.8% in 1995.
     Interest expense was $42.7 million for 1997 compared to $24.1 million in 1996 and $47.1 million in 1995. The increase in 1997 over 1996 is due to the issuance of debt under the Company's medium-term note program in 1997. The decrease in 1996 as compared to 1995 was due to the redemption of the Company's $390.7 million of zero coupon convertible subordinated debentures in September 1995 and the redemption of its $42 million term loan in December 1995.
     Interest income decreased to $11.7 million for 1997 from $14.2 million in 1996 and $32.0 million in 1995. The decrease for 1996 compared to 1995 is due to lower amounts of invested cash resulting from debt redeemed during 1995.
     Foreign currency gains (losses) netted to a loss of $0.9 million in 1997 compared to a $3.9 million loss in 1996 and a $1.4 million gain in 1995. Losses in 1997 are due primarily to losses in western European currencies.
     Provision for income taxes was higher in 1997 than in 1996 and 1995 due to improved earnings. The effective income tax rate was 39% in 1997, compared with 26% in 1996 and 36% in 1995. The lower effective income tax rate and provision for 1996 are due to credits of $43.7 million recorded during the third quarter of 1996 to recognize certain net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service. Excluding the tax benefits recorded in 1996, the effective income tax rate for 1996 was 36%. See Note 16 to the financial statements.
     Minority interest in net income of consolidated subsidiaries increased to $11.9 million in 1997 as compared to $0.5 million in 1996 and $0.9 million in 1995. The increase is due primarily to the Company's ownership interest in Devonport Management Limited, which increased from approximately 30% to 51% during March 1997.
     Income from continuing operations for 1997, 1996 and 1995 of $454.4 million, $300.4 million and $249.2 million, respectively, resulted in diluted income per share from continuing operations of $1.75, $1.19 and $1.00, respectively.
     Discontinued operations in 1995 consists of the Company's Insurance Services Group. The Company declared a dividend on December 26, 1995 and subsequently distributed its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), to its shareholders in a tax-free spin-off on January 23, 1996. The operations of the Insurance Services Group have been classified as discontinued operations. During 1995, HIGI increased its reserves for claim losses and related expenses and provisions for certain legal matters which together with certain other provisions associated with the Company's complete exit from the insurance industry resulted in a $67.2 million charge against net earnings. See Note 14 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES
     The Company ended 1997 with cash and equivalents of $221.3 million compared with $213.6 million in 1996 and $239.6 million in 1995.

     Cash flows from operating activities were $548.2 million for 1997 compared to $452.0 million and $667.4 million for 1996 and 1995, respectively. In 1997, the primary use of cash by operating activities was to fund increased working capital requirements related to increased revenues.
     Cash flows used in investing activities were $686.7 million for 1997 compared to $409.4 million used in 1996 and $267.3 million used in 1995. The increase in cash used for investing activities during 1997 is due primarily to an increase in capital expenditures of 46% over 1996 and 90% over 1995. While increased capital expenditures during 1997 were due in part to investments in capital equipment and deployment of new technologies, increased capital expenditures also reflect certain strategic investments in oil and gas developments and in the Company's infrastructure. In 1997, the Company invested $97.8 million in oil and gas developments, with the most significant development being its 25% share of the Sangu gas field twenty-five miles offshore Bangladesh in the Bay of Bengal. The Company plans similar investments during 1998 as the Company identifies opportunities that allow it to use its unique set of core competencies and which provide adequate returns. The Company also invested $49.5 million in an enterprise-wide information systems initiative. Cash used in investing activities in 1997 also includes the acquisition of OGC and Kinhill and an interest in PES (International) Limited offset by the sale of the Company's environmental business for about $32.0 million. In 1996, investing activities included a $41.3 million expenditure for the Company's share of the purchase price of a subsidiary acquired by the Company's 36% owned affiliate, M-I Drilling Fluids Company, L.L.C.
     Cash flows from financing activities provided $151.6 million for 1997 compared to use of cash of $65.8 million and $599.0 million for 1996 and 1995, respectively. Cash was provided by proceeds from debt issued under the Company's medium-term note program of $300.0 million and proceeds from the exercise of stock options of $49.5 million offset by payments on long-term debt of $17.7 million, net repayments on short-term borrowings of $54.6 million and dividend payments of $127.3 million. Cash used for financing activities during 1996 consisted primarily of dividend payments of $117.5 million offset by net short-term borrowings of $38.3 million and proceeds from the exercise of stock options of $25.6 million. In 1995, the increased amount of cash used by financing activities was due primarily to the redemption of the Company's $390.7 million zero coupon convertible debentures and a $42.0 million term loan. Total debt was 18%, 10% and 10% of total capitalization at the end of 1997, 1996 and 1995, respectively.
     The Company has the ability to borrow additional short-term and long-term funds if necessary. See Note 6 to the financial statements regarding the Company's various short-term lines of credit, notes payable and long-term debt.

FINANCIAL INSTRUMENT MARKET RISK
     The Company is currently exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, the Company selectively hedges its foreign currency exposure through the use of currency derivative instruments. The objective of such hedging is to protect the Company's dollar cash flows from fluctuations in currency rates of foreign denominated sales or purchases of goods or services. Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, tenor (time horizon) of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading purposes. See Note 1 to the financial statements for additional information on the Company's accounting policies on derivative instruments. See Note 12 to the financial statements for additional disclosures related to derivative instruments.
     Foreign exchange. While the Company operates in over 100 countries, the Company hedges only foreign currencies that are highly liquid and selects derivative instruments or a combination of instruments whose fluctuation in value is offset by the fluctuation in value to the underlying exposure. These hedges generally have expiration dates that do not exceed two years. Exposures to certain currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). The Company manages its foreign exchange hedging activities through a control system which includes daily monitoring of cash balances in traded currencies, analytical techniques such as value at risk estimations, and other procedures.
     Interest rates. The Company currently has exposure to interest rate risk from its long-term debt with interest based on LIBOR plus 0.75% which was incurred in connection with its acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). This risk is partially offset by a compensating balance of approximately one-half of the outstanding debt amount which earns interest at a rate equal to that of the Dockyard Loans. The compensating balance is restricted as to use by the Company and is included in other assets on the Company's consolidated balance sheet. See Note 6 to the financial statements for additional discussion of the Dockyard Loans.

     Value at risk. The Company uses a statistical model to assess the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to predict the change in value of the derivative instruments which could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence level. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at December 31, 1997. The resulting value at risk of $0.8 million estimates the potential loss the Company could incur in a one-day period with a 95% confidence level from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
     Interest rate exposures. The table below represents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's restricted cash and long-term debt obligations. Other notes of $0.1 million with varying interest rates as shown in Note 6 to the financial statements are excluded from the table below.

                                                                Expected maturity date                                     Fair
US $ Equivalent                           --------- ---------- ---------- ---------- ---------- -----------
in millions                                  1998      1999       2000       2001       2002    Thereafter   Total        Value
----------------------------------------- --------- ---------- ---------- ---------- ---------- ----------- --------- ------------
Assets
Restricted cash - British pound sterling      3.6      4.2        4.2        4.2         4.2        2.4       22.8        22.8
      Average variable rate                  8.45%    8.07%      7.83%      7.69%       7.58%      7.51%      8.03%
Long-term debt:
   US dollar                                   -       50.0        -          -          75.0      375.0      500.0       554.0
      Average fixed rate                       -      6.27%        -          -         6.30%      7.83%      7.77%
   British pound sterling
      (Dockyard Loans)                         7.1      8.4        8.3        8.3         8.3        5.5       45.9        45.9
      Average variable rate                  8.45%    8.07%      7.83%      7.69%       7.58%      7.51%      8.03%
----------------------------------------- --------- ---------- ---------- ---------- ---------- ----------- --------- ------------

Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1997. These implied forward rates should not be viewed as predictions of actual future interest rates. Restricted cash and the Dockyard Loans earn interest at LIBOR plus 0.75%. Instruments that are denominated in currencies other than the US dollar reporting currency are subject to foreign exchange rate risk as well as interest rate risk.

ENVIRONMENTAL MATTERS
     The Company is involved as a potentially responsible party in remedial activities to clean up several "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 11 to the financial statements.

YEAR 2000 ISSUE
     The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software and hardware or that of government entities, service providers, vendors and customers. In response to the Year 2000 issue, the Company has formed a cross-functional task force responsible for assessing the Company's Year 2000 readiness. The task force has developed a comprehensive plan to assess the Company's Year 2000 risk and is in the process of performing its review. The Company anticipates that certain software will require replacement or modification. Independent of, but concurrent with, the Company's Year 2000 review, the Company is installing an enterprise-wide business information system. This information system is scheduled to replace approximately two-thirds of the Company's key finance, administrative and marketing software systems before the end of 1999 and is Year 2000 compliant. Based on the Company's review to date, it does not expect the cost of software replacement or modification not currently included in the Company's enterprise-wide information system to be material to its financial position or results of operations.

ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires presentation of total nonowner changes in equity for all periods displayed. The Company plans to adopt this statement for the year ending December 31, 1998, and is evaluating alternative disclosure formats suggested by the standard.
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard defines reporting requirements for operating segments and related information about products and services, geographic areas and reliance on major customers. The Company is evaluating the impact of this statement on its current reporting and expects to adopt the new standard for its year ending December 31, 1998, with interim reporting beginning in 1999.

FORWARD LOOKING INFORMATION
       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere, which are forward looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information reflects the Company's best judgment based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those forward looking statements. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria; technological and structural changes in the industries served by the Company; computer software and hardware used by governmental entities, service providers, vendors, customers and the Company which may be impacted by the Year 2000 issue; integration of acquired businesses into the Company; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

RESPONSIBILITY FOR FINANCIAL REPORTING

     Halliburton Company is responsible for the preparation and integrity of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.
     The Company maintains a system of internal control over financial reporting, which is intended to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Board, operating through its audit committee, which is composed entirely of Directors who are not current or former officers or employees of the Company, provides oversight to the financial reporting process.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may change over time.
     The Company assessed its internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 1997, its system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY



by
         Dick Cheney                                Gary V. Morris
   Chairman of the Board and                  Executive Vice President and
    Chief Executive Officer                      Chief Financial Officer

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
To the Shareholders and Board of Directors,
Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Halliburton
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






ARTHUR ANDERSEN LLP
Dallas, Texas,
  January 22, 1998

Consolidated Statements of Income
Years ended December 31
Millions of dollars except per share data                                          1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  Energy Group                                                               $   5,756.4      $   4,286.3     $    3,604.0
  Engineering and Construction Group                                             3,062.2          3,098.8          2,278.9
                                                                             ------------------------------------------------
      Total revenues                                                         $   8,818.6      $   7,385.1     $    5,882.9
-----------------------------------------------------------------------------------------------------------------------------

Operating income
  Energy Group                                                               $     706.4      $     484.4     $      398.2
  Engineering and Construction Group                                               133.9             53.7             44.6
  Special charges                                                                   (8.6)           (85.8)            (8.4)
  General corporate                                                                (33.6)           (34.4)           (33.5)
                                                                             ------------------------------------------------
Total operating income                                                             798.1            417.9            400.9

Interest expense                                                                   (42.7)           (24.1)           (47.1)
Interest income                                                                     11.7             14.2             32.0
Foreign currency gains (losses)                                                     (0.9)            (3.9)             1.4
Other nonoperating income, net                                                       0.1              0.1              0.6
                                                                             ------------------------------------------------
Income from continuing operations before income taxes and
 minority interest                                                                 766.3            404.2            387.8
Provision for income taxes                                                        (300.0)          (103.3)          (137.7)
Minority interest in net income of consolidated subsidiaries                       (11.9)            (0.5)            (0.9)
                                                                             ------------------------------------------------
Income from continuing operations                                                  454.4            300.4            249.2
Loss from discontinued operations                                                   -                -               (65.5)
                                                                             ------------------------------------------------
Net income                                                                   $     454.4      $     300.4     $      183.7
-----------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share
    Continuing operations                                                    $      1.78          $  1.20         $  1.00
    Discontinued operations                                                        -                 -              (0.26)
                                                                             ------------------------------------------------
    Net income                                                               $      1.78          $  1.20         $  0.74
-----------------------------------------------------------------------------------------------------------------------------
Diluted income (loss) per share
    Continuing operations                                                    $      1.75           $ 1.19   $        1.00
    Discontinued operations                                                          -                -             (0.26)
                                                                             ------------------------------------------------
    Net income                                                               $      1.75           $ 1.19   $        0.74
-----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

Consolidated Balance Sheets
December 31
Millions of dollars and shares except per share data                                      1997             1996
--------------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
  Cash and equivalents                                                              $       221.3    $       213.6
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $38.4 and $43.6)       1,815.8          1,413.4
    Unbilled work on uncompleted contracts                                                  390.0            288.9
                                                                                    --------------------------------
     Total receivables                                                                    2,205.8          1,702.3
  Inventories                                                                               326.9            292.2
  Deferred income taxes, current                                                            106.6            108.7
  Other current assets                                                                      111.0             81.2
                                                                                    --------------------------------
    Total current assets                                                                  2,971.6          2,398.0

  Property, plant and equipment:
    At cost                                                                               3,988.0          3,560.8
    Less accumulated depreciation                                                         2,325.3          2,269.2
                                                                                    --------------------------------
      Net property, plant and equipment                                                   1,662.7          1,291.6
  Equity in and advances to related companies                                               338.7            234.9
  Excess of cost over net assets acquired (net of accumulated amortization
     of $56.2 and $42.7)                                                                    323.1            233.9
  Deferred income taxes, noncurrent                                                          91.3             98.6
  Other assets                                                                              215.6            179.6
                                                                                    --------------------------------
     Total assets                                                                   $     5,603.0    $     4,436.6
--------------------------------------------------------------------------------------------------------------------

                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable                                                          $         2.7    $        46.3
  Current maturities of long-term debt                                                        7.1              0.1
  Accounts payable                                                                          586.5            452.1
  Accrued employee compensation and benefits                                                262.3            193.7
  Advance billings on uncompleted contracts                                                 303.7            336.3
  Income taxes payable                                                                      213.1            135.8
  Deferred revenues                                                                          38.4             18.9
  Other current liabilities                                                                 359.1            321.5
                                                                                    --------------------------------
    Total current liabilities                                                             1,772.9          1,504.7

Long-term debt                                                                              538.9            200.0
Employee compensation and benefits                                                          323.6            281.1
Other liabilities                                                                           363.2            290.2
Minority interest in consolidated subsidiaries                                               19.7              1.4
                                                                                    --------------------------------
    Total liabilities and minority interest                                               3,018.3          2,277.4

Shareholders' equity:
  Common stock, par value $2.50 per share - authorized 400.0 shares,
     issued 268.8 (post-split) and 129.3 (pre-split) shares                                 672.0            323.3
  Paid-in capital in excess of par value                                                     87.2            322.2
  Cumulative translation adjustment                                                         (15.0)           (12.4)
  Retained earnings                                                                       1,947.6          1,656.3
                                                                                    --------------------------------
                                                                                          2,691.8          2,289.4
  Less 6.5 (post-split) and 4.0 (pre-split) shares treasury stock, at cost                  107.1            130.2
                                                                                    --------------------------------
     Total shareholders' equity                                                           2,584.7          2,159.2
                                                                                    --------------------------------
     Total liabilities and shareholders' equity                                     $     5,603.0    $     4,436.6
--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

Consolidated Statements of Cash Flows
Years ended December 31
Millions of dollars                                                                    1997         1996           1995
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $   454.4     $   300.4      $  183.7
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                     309.5         267.9         259.8
      Provision (benefit) for deferred income taxes                                       9.4         (23.8)         46.0
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                           (64.7)        (65.9)        (20.5)
      Appreciation of zero coupon bonds                                                   -             -            15.0
      Net loss from discontinued operations                                               -             -            65.5
      Other non-cash items                                                               21.8           8.9          (8.2)
      Other changes, net of non-cash items:
        Receivables                                                                    (300.9)       (218.2)        (91.6)
        Inventories                                                                     (14.1)        (46.0)         17.6
        Accounts payable                                                                (41.6)         63.7          76.5
        Other working capital, net                                                       93.7         251.5         192.1
        Other, net                                                                       80.7         (86.5)        (68.5)
                                                                                    ----------------------------------------
   Total cash flows from operating activities                                           548.2         452.0         667.4
                                                                                    ----------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                (577.1)       (395.7)       (303.3)
   Sales of property, plant and equipment                                                44.9          49.8          36.0
   Acquisitions of businesses, net of cash acquired                                    (157.9)        (31.6)        (10.3)
   Dispositions of businesses, net of cash disposed                                      37.6          21.6          25.9
   Other investing activities                                                           (34.2)        (53.5)        (15.6)
                                                                                    ----------------------------------------
   Total cash flows from investing activities                                          (686.7)       (409.4)       (267.3)
                                                                                    ----------------------------------------
Cash flows from financing activities:
   Borrowings of long-term debt                                                         301.5           0.1           -
   Payments on long-term debt                                                           (17.7)         (5.2)       (465.4)
   Net borrowings (payments) of short-term debt                                         (54.6)         38.3         (27.0)
   Payments of dividends to shareholders                                               (127.3)       (117.5)       (114.3)
   Proceeds from exercises of stock options                                              49.5          25.6           9.7
   Payments to reacquire common stock                                                    (2.2)         (7.1)         (2.2)
   Other financing activities                                                             2.4           -             0.2
                                                                                    ----------------------------------------
   Total cash flows from financing activities                                           151.6         (65.8)       (599.0)
                                                                                    ----------------------------------------
Effect of exchange rate changes on cash                                                  (5.4)         (2.8)         (2.8)
                                                                                    ----------------------------------------
Increase (decrease) in cash and equivalents                                               7.7         (26.0)       (201.7)
Cash and equivalents at beginning of year                                               213.6         239.6         441.3
                                                                                    ----------------------------------------
Cash and equivalents at end of year                                                 $   221.3     $   213.6      $  239.6
----------------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure  of cash flow  information:
  Cash payments during the period for:
     Interest                                                                       $    35.2     $    24.9      $   26.2
     Income taxes                                                                       165.2          35.5          29.9

  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions of businesses                              $   336.5     $    24.8      $    4.1
     Liabilities disposed of in dispositions of businesses                               11.9           9.8          14.6

See notes to financial statements.

Consolidated Statements of Shareholders' Equity
Years ended December 31
Millions of dollars and shares except per share data                      1997               1996             1995
-----------------------------------------------------------------------------------------------------------------------

Common stock (number of shares):
   Balance at beginning of year                                           129.3              129.1            128.8
   Shares issued (forfeited) under incentive stock plans, net               1.3                0.3              0.2
   Cancellation of treasury stock                                           -                 (0.1)             -
   Shares issued in connection with acquisition                             8.2                -                0.1
   Two-for-one common stock split                                         130.0                -                -
                                                                  -----------------------------------------------------
   Balance at end of year                                                 268.8              129.3            129.1
-----------------------------------------------------------------------------------------------------------------------

Common stock (dollars):
   Balance at beginning of year                                   $       323.3         $    322.7       $    322.1
   Shares issued (forfeited) under incentive stock plans, net               3.2                0.9              0.5
   Cancellation of treasury stock                                           -                 (0.3)             -
   Shares issued in connection with acquisition                            20.5                -                0.1
   Two-for-one common stock split                                         325.0                -                -
                                                                  -----------------------------------------------------
   Balance at end of year                                         $       672.0         $    323.3       $    322.7
-----------------------------------------------------------------------------------------------------------------------

Paid-in capital in excess of par value:
   Balance at beginning of year                                   $       322.2         $    302.9       $    298.4
   Shares issued (forfeited) under incentive stock plans, net              53.4               22.9              4.5
   Cancellation of treasury stock                                           -                 (3.6)             -
   Shares issued in connection with acquisition                            36.6                -                -
   Two-for-one common stock split                                        (325.0)               -                -
                                                                  -----------------------------------------------------
   Balance at end of year                                         $        87.2         $    322.2       $    302.9
-----------------------------------------------------------------------------------------------------------------------

Cumulative translation adjustment:
   Balance at beginning of year                                   $       (12.4)        $    (28.0)      $    (23.1)
   Changes net of tax of ($0.3) in 1997, $3.7
      in 1996 and ($0.5) in 1995                                           (2.6)              15.6             (4.9)
                                                                  -----------------------------------------------------
   Balance at end of year                                         $       (15.0)        $    (12.4)      $    (28.0)
-----------------------------------------------------------------------------------------------------------------------

Retained earnings:
   Balance at beginning of year                                   $     1,656.3         $  1,473.4       $  1,656.6
   Net income                                                             454.4              300.4            183.7
   Cash dividends paid ($0.50 per share post-split; $1.00 per
       share pre-split)                                                  (127.3)            (117.5)          (114.3)
   Spin-off of Highlands Insurance Group, Inc.                              -                  -             (268.6)
   Net change in unrealized gains (losses) on investments
      held by discontinued operation                                        -                  -               16.3
   Pooling of interests acquisition                                       (35.8)               -                -
   Shares issued in connection with acquisition                             -                  -               (0.3)
                                                                  -----------------------------------------------------
   Balance at end of year                                         $     1,947.6         $  1,656.3       $  1,473.4
-----------------------------------------------------------------------------------------------------------------------

Treasury stock (number of shares):
   Balance at beginning of year                                             4.0                4.6              5.0
   Shares issued under incentive stock plans, net                          (0.8)              (0.7)            (0.5)
   Purchase of common stock                                                 -                  0.2              0.1
   Cancellation of treasury stock                                           -                 (0.1)             -
   Two-for-one common stock split                                           3.3                -                -
                                                                  -----------------------------------------------------
   Balance at end of year                                                   6.5                4.0              4.6
-----------------------------------------------------------------------------------------------------------------------

Treasury stock (dollars):
   Balance at beginning of year                                   $       130.2         $    150.8       $    163.8
   Shares issued under incentive stock plans, net                         (25.3)             (23.8)           (15.2)
   Purchase of common stock                                                 2.2                7.1              2.2
   Cancellation of treasury stock                                           -                 (3.9)             -
                                                                  -----------------------------------------------------
   Balance at end of year                                         $       107.1         $    130.2       $    150.8
-----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note  1. Significant Accounting Policies
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20% ownership and does not have management control are accounted for on the equity method. Certain prior year amounts have been reclassified to conform with the current year presentation.
     Revenues and Income Recognition. The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall business intent of the particular business operation. Revenues from construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. All known or anticipated losses on contracts are provided for currently. Claims for additional compensation are recognized during the period such claims are resolved. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract periods of generally one year duration. Training and consulting service revenue is recognized as the services are performed.
     Research and Development. Research and development expenses are charged to income as incurred. Such charges were $164.7 million in 1997, $133.3 million in 1996 and $113.1 million in 1995.
     Software Development Costs. Costs of developing software for sale are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, software development costs are capitalized until the software is ready for general release to customers. The Company capitalized costs of $14.5 million in 1997, $12.9 million in 1996 and $8.8 million in 1995 related to software developed for resale. Amortization expense related to these costs was $15.0 million, $12.5 million and $10.3 million for 1997, 1996 and 1995, respectively. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed three years.
     Income Per Share. Basic income per share amounts are based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 8 for a reconciliation of basic and diluted income per share from continuing operations. Prior year amounts have been adjusted for the two-for-one common stock split declared on June 9, 1997 and effected in the form of a stock dividend and paid on July 21, 1997.
     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Receivables. The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1997 include $30.4 million ($24.9 million at December 31, 1996) due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon future deliveries or completion of such contracts. This amount is expected to be collected during 1998. Additionally, other noncurrent assets include $7.3 million ($6.7 million at December 31, 1996) of such retainage which is expected to be collected in years subsequent to 1998. Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month. At December 31, 1997, notes of $9.5 million ($14.6 million at December 31, 1996) with varying interest rates are included in notes and accounts receivable.
     Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. About forty-two percent of all sales items are valued on a last-in, first-out (LIFO) basis. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.

     Property, Plant and Equipment. Property, plant and equipment is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company follows the successful efforts method of accounting for oil and gas properties. At December 31, 1997, there were no significant oil and gas properties in the production stage of development. The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on development of the software system portion of the project are capitalized. Capitalized costs of the project will be amortized over periods of three to ten years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.
     Excess of cost over net assets acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years.
     Income Taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is prohibited or uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
     Derivative Instruments. The Company primarily enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates and from time to time enters into derivatives to hedge exposures to interest rates or commodity prices. The Company does not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments to hedge exposure with an indeterminable maturity date are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains or losses on hedges of identifiable commitments are deferred and recognized when the offsetting gains or losses on the related hedged items are recognized. Deferred gains or losses for hedges which are terminated prior to the transaction date are recognized currently. In the event an identifiable commitment is no longer expected to be realized, any deferred gains or losses on hedges associated with the commitment are recognized currently. Costs associated with entering into such contracts are presented in other assets, while deferred gains or losses are included in other liabilities or other assets, respectively, on the consolidated balance sheets. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income, while gains or losses on interest rate derivatives and commodity derivatives are included in interest expense and operating income, respectively. During the years ended December 31, 1997, 1996 and 1995, the Company did not enter into any significant transactions to hedge interest rates or commodity prices.
     Foreign Currency Translation. Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the shareholders' equity section of the consolidated balance sheets titled "cumulative translation adjustment."

Note 2.  Inventories
     Inventories at December 31, 1997 and 1996 are comprised of the following:

Millions of dollars                                             1997         1996
-------------------------------------------------------------------------------------

Sales items                                                 $     114.9    $   104.3
Supplies and parts                                                158.1        136.3
Work in process                                                    29.3         30.4
Raw materials                                                      24.6         21.2
                                                            -------------------------
          Total                                             $     326.9    $   292.2
-------------------------------------------------------------------------------------

     If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $3.4 million and $13.0 million higher than reported at December 31, 1997 and 1996, respectively.

Note 3.  Property, Plant and Equipment
     Property, plant and equipment at December 31, 1997 and 1996 is comprised of the following:

Millions of dollars                                             1997         1996
-------------------------------------------------------------------------------------

Land                                                        $      62.7    $    63.9
Buildings and property improvements                               624.0        568.2
Machinery and equipment                                         2,768.0      2,653.8
Other                                                             533.3        274.9
                                                            -------------------------
          Total                                             $   3,988.0    $ 3,560.8
-------------------------------------------------------------------------------------

     At December 31, 1997 and 1996, other property includes oil and gas investments of approximately $101.7 million and $5.9 million and software developed for internal use of $59.5 million and $10.0 million, respectively.

Note 4.  Related Companies
     The Company conducts some of its operations through various joint ventures which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. Included in the Company's revenues for 1997, 1996 and 1995 are equity in income of related companies of $124.4 million, $105.5 million and $88.4 million, respectively. Summarized financial statements for European Marine Contractors, Limited, a 50% owned company and a part of the Energy Group which specializes in engineering, procurement and construction of marine pipelines, and for the remaining combined jointly owned operations which are not consolidated are as follows:

COMBINED OPERATING RESULTS
Millions of dollars                                   1997        1996           1995
-------------------------------------------------------------------------------------------
                                                         European Marine Contractors
Revenues                                          $   436.1   $    246.5     $    361.8
-------------------------------------------------------------------------------------------
Operating income                                  $    75.9   $     65.5     $    106.9
-------------------------------------------------------------------------------------------
Net income                                        $    48.5   $     43.7     $     72.6
-------------------------------------------------------------------------------------------

                                                             Other Affiliates
Revenues                                          $ 2,441.4   $  2,276.4     $  1,767.2
-------------------------------------------------------------------------------------------
Operating income                                  $   247.2   $    197.7     $     92.9
-------------------------------------------------------------------------------------------
Net income                                        $   202.5   $    158.8     $     63.0
-------------------------------------------------------------------------------------------

COMBINED FINANCIAL POSITION
Millions of dollars                                               1997          1996
-----------------------------------------------------------------------------------------
                                                                   European Marine
                                                                     Contractors
Current assets                                                $    214.6    $     263.1
Noncurrent assets                                                   31.7           25.6
                                                              ---------------------------
   Total                                                      $    246.3    $     288.7
-----------------------------------------------------------------------------------------

Current liabilities                                           $    219.9    $     226.4
Noncurrent liabilities                                               6.2            3.8
Shareholders' equity                                                20.2           58.5
                                                              ---------------------------
   Total                                                      $    246.3    $     288.7
-----------------------------------------------------------------------------------------

                                                                   Other Affiliates
Current assets                                                $     887.2   $     871.3
Noncurrent assets                                                   670.4         615.2
                                                              ---------------------------
   Total                                                      $   1,557.6   $   1,486.5
-----------------------------------------------------------------------------------------

Current liabilities                                           $     450.6   $     572.9
Noncurrent liabilities                                              303.4         277.4
Minority interests                                                    8.1           6.6
Shareholders' equity                                                795.5         629.6
                                                              ---------------------------
   Total                                                      $   1,557.6   $   1,486.5
-----------------------------------------------------------------------------------------

     In the second quarter of 1997, Halliburton Energy Services, which is part of the Energy Group, acquired a 26% ownership interest in PES (International) Limited (PES) for approximately $33.6 million which includes approximately $30.0 million excess of cost over net assets acquired to be amortized over thirty years. The purchase price is included in acquisitions of businesses in the consolidated statements of cash flows.

     In the second quarter of 1996, M-I Drilling Fluids Company, L.L.C., a 36% owned joint venture, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included in cash flows from other investing activities.

Note 5.  Income Taxes
     The components of the (provision) benefit for income taxes are:

Millions of dollars                                             1997        1996        1995
------------------------------------------------------------------------------------------------
Current income taxes
    Federal                                                 $   (104.7)   $  (21.5)    $  (6.4)
    Foreign                                                     (178.7)     (102.7)      (79.9)
    State                                                         (7.2)       (2.9)       (5.4)
                                                            ------------------------------------
         Total                                                  (290.6)     (127.1)      (91.7)
                                                            ------------------------------------
Deferred income taxes
    Federal                                                       (1.3)       58.2        (11.2)
    Foreign and state                                             (8.1)      (34.4)       (34.8)
                                                            ------------------------------------
         Total                                                    (9.4)       23.8        (46.0)
                                                            ------------------------------------
    Total                                                   $   (300.0)   $ (103.3)    $ (137.7)
------------------------------------------------------------------------------------------------

     Included in income taxes are foreign tax credits of $88.4 million in 1997, $63.7 million in 1996 and $35.2 million in 1995. The United States and foreign components of income from continuing operations before income taxes and minority interests are as follows:

Millions of dollars                                             1997       1996          1995
------------------------------------------------------------------------------------------------
United States                                               $   461.4   $   217.2     $  234.6
Foreign                                                         304.9       187.0        153.2
                                                            ------------------------------------
    Total                                                   $   766.3   $   404.2     $  387.8
------------------------------------------------------------------------------------------------

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                            1997       1996
----------------------------------------------------------------------------------
Gross deferred tax assets
      Employee benefit plans                                $  120.0    $ 95.2
      Accrued liabilities                                       67.8      71.9
      Construction contract accounting methods                  50.4      38.6
      Intercompany profit                                       39.3      34.2
      Insurance accruals                                        38.4      30.0
      Net operating loss carryforwards                          35.8      62.8
      Foreign tax credits                                       21.2      29.8
      Alternative minimum tax carryforward                      15.1      19.3
      All other                                                 75.7      82.2
                                                            ----------------------
          Total                                                463.7     464.0
                                                            ----------------------
Gross deferred tax liabilities
      Depreciation and amortization                             76.1      56.7
      Unrepatriated foreign earnings                            35.6      34.1
      Safe harbor leases                                        11.0      12.0
      All other                                                 85.0      83.6
                                                            ----------------------
          Total                                                207.7     186.4
                                                            ----------------------
Valuation allowances
      Net operating loss carryforwards                          24.8      36.3
      All other                                                 33.3      34.0
                                                            ----------------------
          Total                                                 58.1      70.3
                                                            ----------------------
Net deferred income tax asset                               $  197.9    $207.3
----------------------------------------------------------------------------------

     The Company has provided for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, such a repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.

     The Company has foreign tax credits which expire in 2000 of $21.2 million. The Company has net operating loss carryforwards which expire as follows: 1998, $13.1 million; 1999, $15.3 million; 2000, $9.6 million; 2001 through 2005, $16.1 million; 2006 through 2010, $10.6 million. The Company also has net operating loss carryforwards of $40.6 million with indefinite expiration dates. Reconciliations between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income from continuing operations before income taxes and minority interest are as follows:

Millions of dollars                                             1997        1996        1995
------------------------------------------------------------------------------------------------
Provision computed at statutory rate                       $   (268.2)   $ (141.5)   $  (135.7)
Reductions (increases) in taxes resulting from:
    Tax differentials on
        foreign earnings                                        (19.5)        3.7        (35.4)
    State income taxes, net of
        federal income tax benefit                               (6.6)       (2.9)        (5.1)
    Net operating losses                                          -          23.0         48.6
    Federal income tax settlement                                 -          16.1          -
    Nondeductible meals and entertainment                        (5.4)       (4.8)        (5.0)
    Other items, net                                             (0.3)        3.1         (5.1)
                                                            ------------------------------------
        Total                                              $   (300.0)   $ (103.3)   $  (137.7)
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

Note 6.  Lines of Credit, Notes Payable and Long-Term Debt
     At December 31, 1997, the Company had committed short-term lines of credit totaling $200.0 million available and unused, and other short-term lines of credit totaling $275.0 million with several U.S. banks. No borrowings were outstanding under these facilities at December 31, 1997. In addition, the Company had $2.7 million of other short-term debt outstanding at December 31, 1997, primarily consisting of foreign bank overdrafts with an average interest rate of 7.31%. At December 31, 1996, the Company had committed short-term lines of credit totaling $185.0 million available and unused, and other short-term lines of credit totaling $275.0 million, under which $25.0 million in borrowings was outstanding with several U.S. banks. The interest rate on these borrowings was 5.65%. In addition, the Company had $21.3 million of other short-term debt outstanding at December 31, 1996, primarily consisting of commercial paper with an interest rate of 5.85%.
     Long-term debt at December 31, 1997 and 1996 consists of the following:

Millions of dollars                                             1997        1996
------------------------------------------------------------------------------------
8.75% debentures due February 15, 2021                      $    200.0    $  200.0
Medium-term notes due February 1, 2027                           125.0         -
Medium-term notes due May 12, 2017                                50.0         -
Medium-term notes due July 8, 1999                                50.0         -
Medium-term notes due August 5, 2002                              75.0         -
Term loans at LIBOR plus 0.75% payable in semi-annual
   installments through March 2004                                45.9         -
Other notes with varying interest rates                            0.1         0.1
                                                            ------------------------
                                                                 546.0       200.1
Less current portion                                               7.1         0.1
                                                            ------------------------
    Total long-term debt                                    $    538.9    $  200.0
------------------------------------------------------------------------------------

      The Company's 8.75% debentures due February 15, 2021 do not have sinking fund requirements and are not redeemable prior to maturity. During 1997, the Company issued notes under its medium-term note program as follows:

             Amount            Issue Date              Due                Rate            Prices            Yield
        -----------------    ----------------    -----------------    -------------    --------------    ------------
        $ 125 million            02/11/97           02/01/2027           6.75%            99.78%             6.78%
        $  50 million            05/12/97           05/12/2017           7.53%              Par              7.53%
        $  50 million            07/08/97           07/08/1999           6.27%              Par              6.27%
        $  75 million            08/05/97           08/05/2002           6.30%              Par              6.30%

      The medium-term notes may not be redeemed at the option of the Company prior to maturity. There is no sinking fund applicable to the notes. Each holder of the 6.75% medium-term notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The net proceeds from the sale of the notes were used for general corporate purposes.
     During March 1997, the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in Sterling and bear interest at LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. At December 31, 1997, the compensating balance of $22.8 million is included in other assets in the consolidated balance sheets.
     Long-term debt matures over the next five years as follows: $7.1 million in 1998; $58.4 million in 1999; $8.3 million in 2000; $8.3 million in 2001; and
$83.3 million in 2002.

Note 7.  Common Stock
     On May 20, 1997, the Company's shareholders voted to increase the Company's number of authorized shares from 200.0 million shares to 400.0 million shares. On June 9, 1997, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend distributed on July 21, 1997 to shareholders of record on June 26, 1997. The par value of the Company's common stock of $2.50 per share remained unchanged. As a result of the stock split, $325.0 million was transferred from paid-in capital in excess of par value to common stock. Historical share and per share amounts presented on the consolidated statements of income and in the discussion below concerning stock options and restricted stock have been restated to reflect the stock split.
     The Company's 1993 Stock and Long-Term Incentive Plan (1993 Plan) provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan as amended, 27 million shares of the Company's Common Stock have been reserved for issuance to key employees. At December 31, 1997, 14.8 million shares were available for future grants under the 1993 Plan.
     In connection with the acquisitions of Landmark Graphics Corporation (Landmark) and NUMAR Corporation (NUMAR) (see Note 15), outstanding stock options under the stock option plans maintained by Landmark and NUMAR were assumed by the Company. Stock option transactions summarized below include amounts for the 1993 Plan, the Landmark plans using the acquisition exchange rate of 1.148 shares for each Landmark share, and the NUMAR plans using the acquisition exchange rate of .9664 shares for each NUMAR share.

                                                              Exercise          Weighted Average
                                           Number of          Price per          Exercise Price
                                             Shares             Share              per Share
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994            6,229,642      $   0.53 - 29.73        $  15.69
---------------------------------------------------------------------------------------------------
  Granted                                   3,966,714         15.68 - 25.32           20.53
  Exercised                                  (701,548)         0.53 - 20.91           13.81
  Forfeited                                  (265,194)         8.71 - 28.77           17.27
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995            9,229,614          2.90 - 29.73           17.87
---------------------------------------------------------------------------------------------------
  Granted                                   3,599,340         14.48 - 29.57           27.70
  Exercised                                (1,994,574)         2.90 - 23.52           15.58
  Forfeited                                  (445,660)         8.71 - 28.09           18.81
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996           10,388,720          3.49 - 29.73           21.67
---------------------------------------------------------------------------------------------------
  Options assumed in acquisition              854,050          3.10 - 22.12           12.22
  Granted                                   1,263,600         30.88 - 61.50           52.19
  Exercised                                (2,765,247)         3.10 - 29.56           16.82
  Forfeited                                  (325,573)         9.15 - 35.13           21.56
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997            9,415,550      $   3.10 - 61.50        $  26.35
---------------------------------------------------------------------------------------------------

     Options outstanding at December 31, 1997 are composed of the following:

                                         Outstanding                                 Exercisable
                       ------------------------------------------------    --------------------------------
                                           Weighted
                          Number of         Average        Weighted           Number of        Weighted
                          Shares at        Remaining       Average            Shares at        Average
      Range of           December 31,     Contractual      Exercise         December 31,       Exercise
   Exercise Prices           1997            Life           Price               1997            Price
---------------------- ----------------- -------------- ---------------    ---------------- ---------------

 $  3.10 - 11.11             351,453         4.87         $   7.20                345,657     $   7.13
   11.25 - 18.13           2,309,203         6.93            16.35              1,957,596        16.28
   18.24 - 29.19           3,002,268         7.21            22.75              1,792,155        22.11
   29.56 - 61.50           3,752,626         9.22            37.18                808,284        29.56
---------------------- ----------------- -------------- ---------------    ---------------- ---------------
 $  3.10 - 61.50           9,415,550         7.85         $  26.35              4,903,692     $  19.96
---------------------- ----------------- -------------- ---------------    ---------------- ---------------

     There were 4.5 million options exercisable with a weighted average exercise price of $17.52 at December 31, 1996, and 2.6 million options exercisable with a weighted average exercise price of $15.64 at December 31, 1995.
     All stock options under the 1993 Plan, including options granted to employees of Landmark and NUMAR since the acquisition of such companies, are granted at the fair market value of the Common Stock at the grant date. Landmark, prior to its acquisition by the Company, had provisions in its plans that allowed Landmark to set option exercise prices at a defined percentage below fair market value. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                                Assumptions
                     -------------------------------------------------------------------    Weighted Average
                        Risk-Free          Expected          Expected        Expected        Fair Value of
                      Interest Rate     Dividend Yield   Life (in years)    Volatility      Options Granted
-------------------- ----------------- ----------------- ----------------- ------------- -----------------------
1997                      6.0%               1.0%              5               43.3%           $   22.71
1996                      5.9%               1.6%              5               39.7%           $   10.24
1995                      6.2%               1.6%              5               38.4%           $    7.16
-------------------- ----------------- ----------------- ----------------- ------------- -----------------------

Stock options generally expire ten years from the grant date. Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date.
     The Company accounts for the 1993 Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the 1993 Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net  income  for 1997,  1996 and 1995 would  have been  $437.6  million,  $292.4 million and $181.6 million, respectively, resulting in diluted earnings per share of $1.69, $1.16 and $0.73, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
     Restricted shares awarded under the 1993 Plan for 1997, 1996 and 1995 were 515,650; 363,800; and 412,700, respectively. The shares awarded are net of forfeitures of 34,900; 34,600; and 9,800 shares in 1997, 1996 and 1995, respectively. The weighted average fair market value per share at the date of grant of shares granted in 1997, 1996 and 1995 was $45.29, $28.24 and $20.44,
respectively.
     The Company's Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan) allows for each non-employee director to receive an annual award of 400 restricted shares of Common Stock as a part of compensation. The Company reserved 100,000 shares of Common Stock for issuance to non-employee directors. The Company issued 3,200; 3,600 and 3,200 restricted shares in 1997, 1996 and 1995, respectively, under this plan. At December 31, 1997, 17,200 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted in 1997, 1996 and 1995 was $46.06, $26.57 and $20.38, respectively.

     The  Company's  Employees'   Restricted  Stock  Plan  was  established  for
employees who are not officers, for which 200,000 shares of Common Stock have been reserved. The Company awarded 3,500 restricted shares in 1995. Forfeitures were 14,600; 8,400 and 1,800 in 1997, 1996 and 1995, respectively. No awards were made in 1997 or 1996 and no further grants are being made under this plan. At December 31, 1997, 172,200 shares (net of 24,800 shares forfeited) have been issued. The weighted average fair market value per share at the date of grant for shares granted in 1995 was $17.50.
     Under the terms of the Company's Career Executive Incentive Stock Plan, 15 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1997, 11.7 million shares (net of 2.1 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
     Restricted shares issued under the 1993 Plan, Restricted Stock Plan, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time not exceeding ten years. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. Compensation costs recognized in income for 1997, 1996 and 1995 were $7.1 million, $6.9 million and $7.0 million, respectively. At December 31, 1997, the unamortized amount is $44.3 million.

Note 8.  Income per share
     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997. The table below reconciles basic and diluted income from continuing operations. For the years presented, diluted earnings per share were equivalent to primary earnings per share previously reported pursuant to Accounting Principles Board Opinion No. 15.

Millions of dollars and shares except per share data                1997          1996         1995
---------------------------------------------------------------------------------------------------------
Income from continuing operations                                 $ 454.4       $ 300.4      $ 249.2
---------------------------------------------------------------------------------------------------------

Basic weighted average shares                                       255.4         249.9        248.3
Effect of common stock equivalents                                    4.1           2.3          1.1
---------------------------------------------------------------------------------------------------------
Diluted weighted average shares                                     259.5         252.2        249.4
---------------------------------------------------------------------------------------------------------

Per share income from continuing operations:
  Basic                                                           $   1.78      $   1.20     $   1.00
---------------------------------------------------------------------------------------------------------
  Diluted                                                         $   1.75      $   1.19     $   1.00
---------------------------------------------------------------------------------------------------------

Options to purchase 1.1 million, 2.6 million and 0.9 million shares of common stock were outstanding during 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. During 1995, there were 6.6 million weighted average shares and $12.5 million in income related to the conversion of the zero coupon convertible debentures that were excluded from the computation because they were antidilutive.

Note 9.  Series A Junior Participating Preferred Stock
     The Company has previously declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of Common Stock. Each Right entitles the holder thereof to buy one two-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75, subject to certain antidilution adjustments, upon the terms and subject to the conditions set forth in the Rights Agreement entered into with ChaseMellon Shareholder Services, L.L.C. as Rights Agent. The Rights do not have any voting rights and are not entitled to dividends.
     The Rights become exercisable in certain limited circumstances involving a potential business combination. Following certain other events after the Rights become exercisable, each Right will entitle its holder to an amount of Common

Stock of the Company, or in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before they become exercisable. The Rights expire on December 15, 2005. No event during 1997 made the Rights exercisable.

Note 10.  Business Segment Information
     The Energy Group includes pressure pumping equipment and services, logging and perforating, drilling systems and services, specialized completion and production equipment and services and well control. Also included in the Energy Group are upstream oil and gas, engineering, construction and maintenance services, integrated exploration and production information systems and professional services to the petroleum industry. The Engineering and Construction Group provides engineering, construction, project management, facilities operation and maintenance, and environmental services for industrial and governmental customers. The environmental services business was sold in December 1997.
     The Company's equity in income or losses of related companies is included in revenues and operating income of each applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial. Sales between geographic areas and export sales are also immaterial. General and administrative expenses were $248.1 million in 1997, $236.6 million in 1996 and $221.7 million in 1995. General corporate assets are primarily comprised of cash and equivalents and certain other investments.

OPERATIONS BY BUSINESS SEGMENT
Years ended December 31
Millions of dollars                                              1997          1996          1995
-----------------------------------------------------------------------------------------------------
Capital expenditures:
  Energy Group                                              $     466.7   $     313.8   $     248.1
  Engineering and Construction Group                               52.3          70.5          55.1
  General corporate                                                58.1          11.4           0.1
                                                            -----------------------------------------
    Total                                                   $     577.1   $     395.7   $     303.3
-----------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Energy Group                                              $     267.6   $     228.4   $     220.2
  Engineering and Construction Group                               40.7          38.2          38.3
  General corporate                                                 1.2           1.3           1.3
                                                            -----------------------------------------
    Total                                                   $     309.5   $     267.9   $     259.8
-----------------------------------------------------------------------------------------------------
Identifiable assets:
  Energy Group                                              $   3,985.6   $   2,899.8   $   2,445.1
  Engineering and Construction Group                            1,080.8         986.3         873.6
  General corporate                                               536.6         550.5         543.3
                                                            -----------------------------------------
    Total                                                   $   5,603.0   $   4,436.6   $   3,862.0
-----------------------------------------------------------------------------------------------------
Research and development:
  Energy Group                                              $     163.6   $     130.7   $     111.6
  Engineering and Construction Group                                1.1           2.6           1.5
                                                            -----------------------------------------
    Total                                                   $     164.7   $     133.3   $     113.1
-----------------------------------------------------------------------------------------------------

OPERATIONS BY GEOGRAPHIC AREA
Years ended December 31
Millions of dollars                                              1997          1996          1995
------------------------------------------------------------------------------------------------------
Revenues:
  United States                                             $   4,238.7   $   3,953.2   $   3,255.6
  Europe                                                        2,443.2       1,711.1       1,117.7
  Latin America                                                   677.0         557.4         529.9
  Other areas                                                   1,459.7       1,163.4         979.7
                                                            ------------------------------------------
    Total                                                   $   8,818.6   $   7,385.1   $   5,882.9
------------------------------------------------------------------------------------------------------
Operating income (loss):
  United States                                             $     617.1   $     397.5   $     231.4
  Europe                                                          101.2          62.3           3.3
  Latin America                                                    37.1          24.7          64.9
  Other areas                                                      84.9          53.6         134.8
  General corporate and special charges                           (42.2)       (120.2)        (33.5)
                                                            ------------------------------------------
    Total                                                   $     798.1   $     417.9   $     400.9
------------------------------------------------------------------------------------------------------
Identifiable assets:
  United States                                             $   2,238.5   $   1,994.7   $   1,872.0
  Europe                                                        1,282.4         695.0         528.0
  Latin America                                                   456.8         347.3         279.7
  Other areas                                                   1,088.7         849.1         639.0
  General corporate                                               536.6         550.5         543.3
                                                            ------------------------------------------
    Total                                                   $   5,603.0   $   4,436.6   $   3,862.0
------------------------------------------------------------------------------------------------------

Note 11. Commitments and Contingencies
     Leases. At December 31, 1997, the Company was obligated under noncancelable operating leases, expiring on various dates to 2020, principally for the use of land, offices, equipment and field facilities. Aggregate rentals charged to operations for such leases totaled $78.5 million in 1997, $70.8 million in 1996 and $73.7 million in 1995. Future aggregate rentals on noncancelable operating leases are as follows: 1998, $42.7 million; 1999, $25.3 million; 2000, $16.2 million; 2001, $11.0 million; 2002, $9.2 million; and thereafter, $54.0 million.
     Environmental.  The Company is involved as a potentially  responsible party
(PRP) in remedial activities to clean up several "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800s through the mid 1950s in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until the fourth quarter of 1998. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. In addition to the superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
     Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 12.  Financial Instruments and Risk Management
     Foreign Exchange Risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The Company selectively hedges significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
     The Company hedges its currency exposure through the use of currency derivative instruments. Such contracts generally have an expiration date of two years or less. Forward exchange contracts (commitments to buy or sell a specified amount of a foreign currency at a specified price and time) are generally used to hedge identifiable foreign currency commitments. Losses of $2.6 million for identifiable foreign currency commitments were deferred at December 31, 1997. Forward exchange contracts and foreign exchange option contracts (which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price) are generally used to hedge foreign currency commitments with an indeterminable maturity date. None of the forward or option contracts are exchange traded.

     While hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The use of some contracts may limit the Company's ability to benefit from favorable fluctuations in foreign exchange rates. The notional amounts of open forward contracts and options were $331.8 million and $161.1 million at December 31, 1997 and 1996, respectively. The notional amounts of the Company's foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of the exposure of the Company or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. The Company actively monitors its foreign currency exposure and adjusts the amounts hedged as appropriate.
     Exposures to certain currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). The Company attempts to manage its working capital position to minimize foreign currency commitments in non-traded currencies and recognizes that pricing for the services and products offered in such countries should cover the cost of exchange rate devaluations. The Company has historically incurred transaction losses in non-traded currencies.
     Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.
     There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to the Company's derivative contracts. Counterparties are selected by the Company based on creditworthiness, which the Company continually monitors, and on the counterparties' ability to perform their obligations under the terms of the transactions. The Company does not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings and, as such, considers the credit risk associated with its derivative contracts to be minimal.
     Fair Value of Financial Instruments. The estimated fair value of long-term debt at December 31, 1997 and 1996 was $600.0 million and $229.6 million, respectively, as compared to the carrying amount of $546.0 million at December 31, 1997 and $200.1 million at December 31, 1996. The fair value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt and restricted cash (see Note 6) approximates fair value because such instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments (cash and equivalents, receivables, short-term notes payable and accounts payable) as reflected in the consolidated balance sheets approximates fair value due to the short maturities of these instruments. The fair value of currency derivative instruments, which generally approximates the carrying amount, was $6.4 million and $27.3 million payable and $8.2 million and $28.7 million receivable at December 31, 1997 and 1996, respectively, based upon third party quotes.

Note 13.  Retirement Plans
     Retirement Plans. The Company has various retirement plans which cover a significant number of its employees. The major retirement plans are defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $166.7 million, $114.2 million and $95.1 million in 1997, 1996 and 1995, respectively. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of one or more factors such as age, years of service or compensation. As a result of sizable reductions in the number of employees in 1995, curtailment gains of $1.3 million are reflected in the net amortization and deferral component of net periodic pension cost for 1995. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in equity and fixed income securities of entities domiciled in the country of the plan's operation. Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Percentages                                                         1997               1996               1995
----------------------------------------------------------------------------------------------------------------------
Return on plan assets:
   United States plans                                                  8.5%           8% to 8.5%               8.5%
   International plans                                                    7%                   9%         6.5% to 9%
Discount rate:
   United States plans                                                 7.25%          7% to 7.75%        7% to 7.25%
   International plans                                            7% to 7.5%          7%  to 8.5%         4% to 8.5%
Compensation increase:
   United States plans                                                  4.5%                 4.5%                 4%
   International plans                                           4.25% to 5%           4.3% to 6%           1% to 6%
----------------------------------------------------------------------------------------------------------------------

     The net periodic pension cost (benefit) for defined benefit plans is as follows:

Millions of dollars                                             1997        1996         1995
------------------------------------------------------------------------------------------------
Service cost - benefits earned during period                $     35.3  $     15.8   $      9.6
Interest cost on projected benefit obligation                     85.1        29.9         27.5
Actual return on plan assets                                    (207.3)      (61.0)       (46.8)
Net amortization and deferral                                     92.4        13.7         12.7
                                                            ------------------------------------
  Net periodic pension cost (benefit)                       $      5.5  $     (1.6)  $      3.0
------------------------------------------------------------------------------------------------

     The reconciliation of the funded status for defined benefit plans where assets exceed accumulated benefits is as follows:

Millions of dollars                                              1997         1996
--------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested                                                  $ (1,216.5)  $   (351.9)
--------------------------------------------------------------------------------------
    Accumulated benefit obligation                          $ (1,224.1)  $   (358.4)
--------------------------------------------------------------------------------------
    Projected benefit obligation                            $ (1,331.1)  $   (388.6)
Plan assets at fair value                                      1,481.6        522.0
                                                            --------------------------
    Funded status                                                150.5        133.4

Unrecognized prior service cost                                    2.3          2.7
Unrecognized net gain                                           (148.6)      (133.2)
Unrecognized net transition (asset) obligation                    (2.4)        (3.9)
                                                            --------------------------
  Net prepaid (accrued) pension cost                        $      1.8   $     (1.0)
--------------------------------------------------------------------------------------

     Included  in the 1997  reconciliation  of the  funded  status  for  defined benefit plans where assets exceed accumulated benefits are the benefit obligations and plan assets associated with Devonport Management Limited, the Company's 51% owned subsidiary. See Note 15.

     The reconciliation of the funded status for defined benefit plans where accumulated benefits exceed assets is as follows:

Millions of dollars                                             1997        1996
------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested                                                  $   (4.3)    $  (2.5)
------------------------------------------------------------------------------------
    Accumulated benefit obligation                          $   (7.1)    $  (6.3)
------------------------------------------------------------------------------------
    Projected benefit obligation                            $   (7.8)    $  (6.9)
                                                            ------------------------
    Funded status                                               (7.8)       (6.9)

Unrecognized net gain                                           (5.5)       (6.0)
                                                            ------------------------
  Net accrued pension cost                                  $  (13.3)    $ (12.9)
------------------------------------------------------------------------------------

     Postretirement Medical Plan. The Company offers a postretirement medical plan to certain employees that qualify for retirement and, on the last day of active employment, are enrolled as participants in the Company's active employee medical plan. The Company's liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1997, 7.75% in 1996 and 7% in 1995.

     Net periodic postretirement benefit cost is as follows:

Millions of dollars                                                1997       1996      1995
-------------------------------------------------------------------------------------------------
Service cost - benefits attributed to service during the period  $   0.5    $  0.5    $   0.5
Interest cost on accumulated postretirement benefit obligation       1.5       1.6        2.1
Net amortization and deferral                                       (1.3)     (1.2)      (1.0)
                                                                 --------------------------------
Net periodic postretirement cost                                 $   0.7    $  0.9    $   1.6
-------------------------------------------------------------------------------------------------

     Postretirement medical benefits are funded by the Company when incurred. The Company's postretirement medical plan's funded status reconciled with the amounts included in the Company's consolidated balance sheets at December 31, 1997 and 1996 is as follows:

Millions of dollars                                                  1997         1996
-----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees and related beneficiaries                            $     12.3   $    12.7
   Fully eligible active plan participants                              2.6         2.4
   Other active plan participants not fully eligible                    7.5         6.4
                                                                 ------------------------
Accumulated postretirement benefit obligation                          22.4        21.5
Unrecognized prior service cost                                         6.3         7.4
Unrecognized gain                                                       7.4         9.1
                                                                 ------------------------
Net postretirement liability                                     $     36.1   $    38.0
-----------------------------------------------------------------------------------------

Note 14. Discontinued Operations
     On January 23, 1996, the Company spun-off its property and casualty insurance subsidiary, Highlands Insurance Group, Inc. (HIGI), in a tax-free distribution to holders of Halliburton Company Common Stock. Each common shareholder of the Company received one share of common stock of HIGI for every ten (pre-split) shares of Halliburton Company Common Stock. Approximately 11.4 million common shares of HIGI were issued in conjunction with the spin-off.
     The following summarizes the results of operations of the discontinued operations:

Millions of dollars                                              1995
---------------------------------------------------------------------------
Revenues                                                    $      252.6
---------------------------------------------------------------------------
Loss before income taxes                                    $     (126.3)
Benefit for income taxes                                            67.5
Loss on disposition                                                 (7.6)
Benefit for income taxes                                             0.9
                                                            ---------------
  Loss from discontinued operations                         $      (65.5)
---------------------------------------------------------------------------

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

                                                             Income (Loss)
                                                             before Income     Net Income
Millions of dollars                                              Taxes           (Loss)
--------------------------------------------------------------------------------------------
Additional claim loss reserves for environmental
   and asbestos exposure and other exposures                $    (117.0)      $     (76.4)
Realization of deferred income tax valuation allowance              -                25.9
Provisions for legal matters                                       (8.0)             (5.2)
Expenses related to the spin-off transaction                       (7.6)             (6.7)
Other insurance services expenses                                  (7.4)             (4.8)
                                                            ---------------------------------
   Total charges                                            $    (140.0)      $     (67.2)
---------------------------------------------------------------------------------------------

     In the third quarter of 1995, the review of the insurance policies and reinsurance agreements was based upon an actuarial study and HIGI management's best estimates using facts and trends currently known, taking into consideration the current legislative and legal environment. Developed case law and adequate claim history do not exist for such claims. Estimates of the liability were reviewed and updated continually. Due to the significant uncertainties related to these types of claims, past claim experience may not be representative of future claim experience.
     The Company also realized a valuation allowance for deferred tax assets primarily related to HIGI's insurance claim loss reserves. The Company had provided a valuation allowance for all temporary differences related to HIGI based upon its intent announced in 1992 that it was pursuing the sale of HIGI. A taxable transaction would have made it more likely than not that the related benefit or future deductibility would not be realized. The spin-off transaction was tax-free and allowed HIGI to retain its tax basis and the value of its deferred tax asset.

Note 15.  Acquisitions and Dispositions
     See Note 14 regarding the disposition of the Company's insurance segment. During March 1997, the Devonport management consortium, Devonport
Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for approximately $64.9 million. Concurrent with the acquisition of the Royal

Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans. The dockyard principally provides repair and refitting services for the British Royal Navy's fleet of submarines and surface ships.
     During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
     During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India and the Philippines.
     In 1997, the Company recorded approximately $99.1 million excess of cost over net assets acquired primarily related to the purchase acquisitions of OGC and Kinhill.
     On September 30, 1997, the Company completed its acquisition of NUMAR through the merger of a subsidiary of the Company with and into NUMAR, the conversion of the outstanding NUMAR common stock into an aggregate of approximately 8.2 million shares of common stock of the Company and the assumption by the Company of the outstanding NUMAR stock options (for the exercise of which the Company has reserved an aggregate of approximately 0.9 million shares of common stock of the Company). The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company has not restated its financial statements to include NUMAR's historical operating results because they were not material to the Company. NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells.
     In October 1997, the Company announced it had reached an agreement to sell its environmental services business to Tetra Tech, Inc. for approximately $32 million. The transaction was completed on December 31, 1997. The sale was prompted by the Company's desire to divest non-core businesses and had no significant effect on net income for the year.
     In October 1996, the Company completed its acquisition of Landmark through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 20.4 million shares of common stock of the Company (after giving effect to the Company's two-for-one stock split) and the assumption by the Company of the outstanding Landmark stock options. The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company's financial statements have been restated to include the results of Landmark for all periods presented prior to the date of acquisition.
     Prior to the merger, Landmark had a fiscal year-end of June 30. Landmark's results have been restated to conform with Halliburton Company's calendar year-end. Combined and separate results of Halliburton and Landmark for the periods preceding the merger were as follows:

                                                  Nine Months Ended       Twelve Months Ended
Millions of dollars                               September 30, 1996       December 31, 1995
--------------------------------------------------------------------------------------------------
Revenues:
   Halliburton                                      $    5,251.5              $     5,698.7
   Landmark                                                143.9                      184.2
                                                    -------------------------------------------
      Combined                                      $    5,395.4              $     5,882.9
-----------------------------------------------------------------------------------------------
Net Income:
   Halliburton                                      $      201.2              $       168.3
   Landmark                                                 (8.4)                      15.4
                                                    -------------------------------------------
      Combined                                      $      192.8              $       183.7
-----------------------------------------------------------------------------------------------

Note 16.  Special Charges
     In September 1997, the Company recorded special charges of $8.6 million (also $8.6 million after tax) for transaction costs incurred by the Company and NUMAR to complete the merger of a subsidiary of the Company with and into NUMAR. The Company settled these obligations during the fourth quarter of 1997 with funds provided by operations.
     During September 1996, the Company recorded special charges of $65.3 million ($42.7 million after tax), which included provisions of $41.0 million to terminate approximately one thousand employees related to reorganization efforts by the Engineering and Construction Group and plans to combine various administrative support functions into combined shared services for the Company; $20.2 million to restructure certain Engineering and Construction Group businesses, provide for excess lease space and other items; and $4.1 million ($3.5 million after tax) for costs related to the acquisition of Landmark. The Company has substantially completed its reorganization plans initiated during the third quarter of 1996. Approximately $57.6 million has been charged or allocated to this reserve with the remaining amount to be charged over the remaining term of excess leases through August 2003.
     In September 1996, Landmark recorded special charges of $8.3 million ($7.6 million after tax) for costs incurred for merging with the Company. During March 1996, Landmark recorded special charges of $12.2 million ($8.7 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc.
and the write-off of related redundant assets and activities.
     The special charges to net income in the third quarter of 1996 were offset by tax credits during the same quarter of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service (IRS). The Company reached agreement with the IRS and recognized net operating loss carryforwards of $62.5 million ($22.5 million in tax benefits) from the 1989 tax year. The net operating loss carryforwards were utilized in the 1996 tax year. In addition, the Company also reached agreement with the IRS on issues related to intercompany pricing of goods and services for the tax years 1989 through 1992 and entered into an advanced pricing agreement for the tax years 1993 through 1998. As a result of these agreements with the IRS, the Company recognized tax benefits of $16.1 million. The Company also recognized net operating loss carryforwards of $14.0 million ($5.1 million in tax benefits) in certain foreign areas due to improving profitability and restructuring of foreign operations.
     In 1995, Landmark recorded special charges of $8.4 million, primarily for the write-off of research and development activities of acquired companies, merger costs and restructuring charges.


                               Halliburton Company
                             Selected Financial Data
        Millions of dollars and shares except per share and employee data

                                                                    Years ended December 31
                                                  -------------------------------------------------------------
                                                       1997         1996            1995            1994
---------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Group                                  $  5,756.4      $  4,286.3       $ 3,604.0       $ 3,364.0
    Engineering and Construction Group               3,062.2         3,098.8         2,278.9         2,297.1
------------------------------------------------------------------------------------------------------------------
        Total revenues                            $  8,818.6      $  7,385.1       $ 5,882.9       $ 5,661.1
------------------------------------------------------------------------------------------------------------------
Operating income (loss)
    Energy Group                                  $    706.4      $    484.4       $   398.2       $   264.1
    Engineering and Construction Group                 133.9            53.7            44.6            15.2
    Special charges (a)                                 (8.6)          (85.8)           (8.4)          (16.6)
    General corporate                                  (33.6)          (34.4)          (33.5)          (22.9)
------------------------------------------------------------------------------------------------------------------
        Total operating income (loss) (a)              798.1           417.9           400.9           239.8
Nonoperating income (expense), net                     (31.8)          (13.7)          (13.1)           58.0
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and minority interest          766.3           404.2           387.8           297.8
Benefit (provision) for income taxes (b)              (300.0)         (103.3)         (137.7)         (122.2)
Minority interest in net (income) loss of
    consolidated subsidiaries                          (11.9)           (0.5)           (0.9)           (0.2)
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          $    454.4      $    300.4       $   249.2       $   175.4
------------------------------------------------------------------------------------------------------------------
Basic income (loss) per share
   Continuing operations                          $     1.78      $     1.20       $    1.00       $    0.71
   Net income (loss)                                    1.78            1.20            0.74            0.73
Diluted income (loss) per share
   Continuing operations                                1.75            1.19            1.00            0.71
   Net income (loss)                                    1.75            1.19            0.74            0.73
Cash dividends per share (c)                            0.50            0.50            0.50            0.50
Return on average shareholders' equity                  19.2%           14.7%            9.2%            8.8%
------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                               $  1,198.7      $    893.3       $   987.9       $ 1,366.5
Total assets                                         5,603.0         4,436.6         3,862.0         4,197.4
Property, plant and equipment                        1,662.7         1,291.6         1,157.9         1,117.4
Long-term debt (including current maturities)          546.0           200.1           205.2           655.7
Shareholders' equity                                 2,584.7         2,159.2         1,920.2         2,090.2
Total capitalization                                 3,133.4         2,405.6         2,130.2         2,776.6
Shareholders' equity per share (c)                      9.85            8.62            7.71            8.44
Average common shares outstanding (basic) (c)          255.4           249.9           248.3           247.8
Average common shares outstanding (diluted) (c)        259.5           252.2           249.4           248.4
------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities              $    548.2      $    452.0       $   667.4       $   439.0
Capital expenditures                                   577.1           395.7           303.3           245.0
Long-term borrowings (repayments), net                 283.8            (5.1)         (465.4)          (74.4)
Depreciation and amortization expense                  309.5           267.9           259.8           271.3
Payroll and employee benefits                        3,785.7         3,112.7         2,775.0         2,878.8
Number of employees (d)                               70,750          60,000          58,400          57,300


                               Halliburton Company
                             Selected Financial Data
        Millions of dollars and shares except per share and employee data
                                                                     Years ended December 31
                                                  --------------------------------------------------------------
                                                        1993          1992            1991           1990
----------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Group                                  $  3,765.1       $  3,536.9       $ 3,652.4     $  3,551.0
    Engineering and Construction Group               2,459.6          2,848.1         3,124.6        3,105.4
-----------------------------------------------------------------------------------------------------------------
        Total revenues                            $  6,224.7       $  6,385.0       $ 6,777.0     $  6,656.4
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)
    Energy Group                                  $    253.1       $    205.1       $   233.9     $    327.6
    Engineering and Construction Group                  13.3            (19.3)            9.7           33.8
    Special charges (a)                               (321.8)          (272.9)         (118.5)           -
    General corporate                                  (22.0)           (21.0)          (21.8)         (19.9)
-----------------------------------------------------------------------------------------------------------------
        Total operating income (loss) (a)              (77.4)          (108.1)          103.3          341.5
Nonoperating income (expense), net                     (55.0)           (37.2)           (0.7)          17.1
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and minority interest         (132.4)          (145.3)          102.6          358.6
Benefit (provision) for income taxes                     3.0              1.1           (76.5)        (167.0)
Minority interest in net (income) loss of
    consolidated subsidiaries                            1.5              1.7            (2.6)          (2.6)
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          $   (127.9)      $   (142.5)      $    23.5     $    189.0
-----------------------------------------------------------------------------------------------------------------
Basic income (loss) per share
   Continuing operations                          $    (0.53)      $    (0.62)      $    0.10     $     0.83
   Net income (loss)                                   (0.61)           (0.63)           0.17           0.89
Diluted income (loss) per share
   Continuing operations                               (0.53)           (0.62)           0.10           0.83
   Net income (loss)                                   (0.61)           (0.63)           0.17           0.89
Cash dividends per share (c)                            0.50             0.50            0.50           0.50
Return on average shareholders' equity                  (7.4)%           (6.9)%           1.7%           9.1%
-----------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                               $  1,217.7       $   1,150.0      $ 1,304.6     $  1,154.0
Total assets                                         4,318.6           4,185.3        4,480.6        3,971.7
Property, plant and equipment                        1,189.3           1,214.6        1,204.6        1,028.2
Long-term debt (including current maturities)          637.4             657.8          654.9          192.0
Shareholders' equity                                 2,023.5           1,982.8        2,248.6        2,316.7
Total capitalization                                 2,752.9           2,641.3        2,914.3        2,514.6
Shareholders' equity per share (c)                      8.19              8.62           9.80          10.12
Average common shares outstanding (basic) (c)          241.5             230.0          229.2          228.6
Average common shares outstanding (diluted) (c)        241.5             230.0          229.2          228.6
-----------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities              $    293.0       $     449.9      $   294.7     $    127.0
Capital expenditures                                   270.5             322.8          430.1          342.9
Long-term borrowings (repayments), net                 (44.7)            (16.3)         440.6           (9.0)
Depreciation and amortization expense                  459.8             366.9          300.2          254.4
Payroll and employee benefits                        3,141.9           3,373.3        3,286.8        3,043.4
Number of employees (d)                               64,600            69,000         72,700         76,600


 (a) Operating income (loss) includes the following special charges: in 1997, $8.6 million related to acquisition costs; in 1996 and 1995, $85.8 million and $8.4 million, respectively, related to merger and restructuring costs, including severance costs, and the write-off of acquired in-process research and development activities; in 1994, $16.6 million related to merger and restructuring costs; in 1993, $321.8 million related to loss on sale of geophysical business and employee severance costs; in 1992, $272.9 million related to restructuring/reorganization costs and consolidation of certain support functions; in 1991, $118.5 million related to restructuring costs.

(b) Benefit (provision) for income taxes in 1996 includes tax benefits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

 (c) Weighted average shares, cash dividends paid per share and shareholders' equity per share have been restated to reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend and paid on July 21, 1997.

(d)  Does not include employees of 50% or less owned affiliated companies.


Quarterly Data and Market Price Information

                                                                         Quarter
Millions of dollars except per share data         -----------------------------------------------------
(unaudited)                                           First       Second          Third       Fourth           Year
-----------------------------------------------------------------------------------------------------------------------
1997
Revenues                                          $  1,897.5    $   2,231.1   $   2,304.7   $  2,385.3    $  8,818.6
Operating income                                       138.7          182.0         217.0        260.4         798.1
Net income                                              83.0          101.9         121.1        148.4         454.4
Earnings per share: (1), (2)
   Basic net income per share                           0.33           0.40          0.48         0.57          1.78
   Diluted net income per share                         0.32           0.40          0.47         0.56          1.75
Cash dividends paid per share (2)                      0.125          0.125         0.125        0.125          0.50
Common stock prices (2), (3)
    High                                               36.69          41.00         52.88        62.69         62.69
    Low                                                30.00          32.06         42.00        47.25         30.00

1996
Revenues                                          $  1,704.7    $   1,830.8   $   1,859.9   $  1,989.7    $  7,385.1
Operating income                                        71.6          115.7          57.3        173.3         417.9
Net income                                              45.5           71.8          75.5        107.6         300.4
Earnings per share: (1), (2)
   Basic net income per share                           0.18           0.29          0.30         0.43          1.20
   Diluted net income per share                         0.18           0.29          0.30         0.43          1.19
Cash dividends paid per share (2)                      0.125          0.125         0.125        0.125          0.50
Common stock prices (2), (3)
    High                                               29.19          29.38         28.63        31.44         31.44
    Low                                                22.88          25.00         25.38        25.94         22.88

 (1)  Presented in accordance with Statement of Financial Accounting Standards No. 128.

 (2) Amounts presented reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend and paid on July 21, 1997.

 (3)  New York Stock Exchange - composite transactions high and low closing stock prices.

PART III

Item 10. Directors and Executive Officers of Registrant.
     The information required for the directors of the registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 24, 1998, under the caption "Election of Directors." The information required for the executive officers of the registrant is included under Part I, under the caption "Executive Officers of the Registrant" on page 5 of this annual report.

Item 11.  Executive Compensation.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 24, 1998, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plan," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 24, 1998, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 13.   Certain Relationships and Related Transactions.
     Not applicable.

PART IV

Item  14.  Exhibits, Financial  Statement Schedules and Reports on Form 8-K.
(a)  1.Financial Statements:
       The report of Arthur Andersen LLP, independent public accountants, and the financial statements of the Company as required by Part II, Item 8, are included on pages 14 through 38 of this annual report. See index on page 6.

     2.Financial Statement Schedules:                                  Page No.

       Report on supplemental schedule of Arthur Andersen LLP.............49

       Schedule II - Valuation and qualifying accounts for the
       three years ended December 31, 1997................................50

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

         3(a)     Restated   Certificate   of   Incorporation   of  the  Company
                  (incorporated by reference to the Company's Registration Statement on Form S-3 File No. 333-32731 filed with the Securities and Exchange Commission on August 1, 1997).

         3(b) By-laws of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-3 File No. 333-32731 filed with the Securities and Exchange Commission on August 1, 1997).

         4(a) Subordinated Indenture dated as of January 2, 1991 between Halliburton Company, now known as Halliburton Energy Services, Inc. (the Predecessor) and Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4(c) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

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

     Exhibit
     Number                                    Exhibits


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

         4(e) Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of February 11, 1997).

         4(f) Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(g) Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996.

         4(h) Restated Rights Agreement dated as of December 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

         4(i) Copies of instruments which define the rights of holders of miscellaneous long-term notes of the Registrant and its subsidiaries, totaling $46.0 million in the aggregate at December 31, 1997, have not been filed with the Commission. The registrant agrees herewith to furnish copies of such instruments upon request.

         4(j)     Form  of debt  security  of  7.53%  Notes  due  May  12,  2017
                  (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

         4(k) Form of debt security of 6.27% Notes due July 8, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of July 8, 1997).

         4(l) Form of debt security of 6.30% Notes due August 5, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of August 5, 1997).

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

         10(c) Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective May 1, 1994 (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

     Exhibit
     Number                                    Exhibits

         10(d) Summary Plan Description of the Executive Split-Dollar Life Insurance Plan (incorporated by reference to Exhibit 10(g) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

         10(e)* Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated July 22, 1997.

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

         10(h) Halliburton Elective Deferral Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         10(i) Employment agreement (incorporated by reference to Exhibit 10 to the Predecessor's Form 10-Q for the quarterly period ended September 30, 1995).

         10(j) Halliburton Company Senior Executives' Deferred Compensation Plan, as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1996).

         10(k) Halliburton Company Annual Performance Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         10(l) Employment agreement (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

         10(m) Early retirement agreement (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         10(n)* Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated February 19, 1998.

         11*      Computation of earnings per share.

         21*      Subsidiaries of the registrant.

         23*      Consent of Arthur Andersen LLP.

     Exhibit
     Number                                    Exhibits

         24(a) Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1996):

                  Anne L. Armstrong
                  Richard B. Cheney
                  Lord Clitheroe
                  Robert L. Crandall
                  W. R.  Howell
                  Dale P. Jones
                  Delano E. Lewis
                  C. J. Silas
                  Roger T. Staubach
                  Richard J. Stegemeier

         24(b)*   Power of attorney signed  in  December  1997 for Charles J.
                  DiBona.

         27*      Financial   data   schedules   for   the   registrant   (filed
                  electronically).


                           *  Filed with this annual report

     (b)  Reports on Form 8-K:

      During the fourth quarter of 1997:

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

      A Current Report on Form 8-K dated November 19, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated November 19, 1997, announcing officer appointment at its Halliburton Energy Services business unit.

      A Current Report on Form 8-K dated December 8, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated December 8, 1997 announcing the election of a member to its Board of Directors.

      A Current Report on Form 8-K dated December 31, 1997, was filed reporting on Item 5. Other Events, regarding a press release dated December 31, 1997, announcing the completion of the sale of its environmental services unit.

      During the first quarter of 1998 to the date hereof:

      A Current Report on Form 8-K dated January 22, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated January 22, 1998, announcing fourth quarter earnings.

      A Current Report on Form 8-K dated February 17, 1998, was filed reporting on Item 5. Other Events, regarding two press releases dated February 17, 1998, announcing it will provide a wide range of services as part of the Terra Nova Alliance for Petro-Canada and the Terra Nova development and an alliance agreement at Elk Hills between two of its business units with Occidental.

      A Current Report on Form 8-K dated February 19, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated February 19, 1998, announcing first quarter 1998 dividend declaration and shareholders annual meeting.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                              SUPPLEMENTAL SCHEDULE



To Halliburton Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 22, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP
Dallas, Texas,
   January 22, 1998


                               HALLIBURTON COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (MILLIONS OF DOLLARS)

                                                                     Additions
                                                           -------------------------------
                                            Balance at        Charged to     Charged to                         Balance at
                                             Beginning        Costs and         Other                             End of
              Descriptions                   of Period         Expenses       Accounts     Deductions (A)         Period
----------------------------------------- ---------------- ----------------- ------------ ------------------ -----------------
Year ended December 31, 1997:
   Allowance for bad debts                     $ 43.6            $   8.7         $ -          $ 13.9               $ 38.4
----------------------------------------- ---------------- ----------------- ------------ ------------------ -----------------
Year ended December 31, 1996:
   Allowance for bad debts                     $ 38.1            $  12.6         $ -          $  7.1               $ 43.6
----------------------------------------- ---------------- ----------------- ------------ ------------------ -----------------
Year ended December 31, 1995:
   Allowance for bad debts                     $ 36.4            $   7.9         $ -          $  6.2               $ 38.1
----------------------------------------- ---------------- ----------------- ------------ ------------------ -----------------

(A) Receivable write-offs and reclassifications, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 1998.


                                        HALLIBURTON COMPANY



                                        By  /s/ RICHARD B. CHENEY
                                          ---------------------------
                                                Richard B. Cheney
                                            Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 23rd day of February, 1998.


Signature                                 Title

  /s/ RICHARD B. CHENEY                   Chairman of the Board and
-----------------------------             Chief Executive Officer and Director
      Richard B. Cheney


 /s/  GARY V. MORRIS                      Executive Vice President and
-----------------------------             Chief Financial Officer
      Gary V. Morris


 /s/  R. CHARLES MUCHMORE, JR.            Vice President and Controller and
-----------------------------             Principal Accounting Officer
      R. Charles Muchmore, Jr.

Signature                                    Title



 /s/ *ANNE  L.  ARMSTRONG                    Director
-----------------------------
      Anne L. Armstrong

 /s/ *LORD CLITHEROE                         Director
-----------------------------
      Lord Clitheroe

 /s/ *ROBERT L. CRANDALL                     Director
-----------------------------
      Robert L. Crandall

 /s/ *CHARLES J. DIBONA                      Director
-----------------------------
      Charles J. DiBona

 /s/ *W. R. HOWELL                           Director
-----------------------------
      W. R. Howell

 /s/ *DALE P. JONES                          Vice Chairman and Director
-----------------------------
      Dale P. Jones

 /s/ *DELANO E. LEWIS                        Director
-----------------------------
      Delano E. Lewis

 /s/ *C. J. SILAS                            Director
-----------------------------
      C. J. Silas

 /s/ *ROGER T. STAUBACH                      Director
-----------------------------
      Roger T. Staubach

 /s/ *RICHARD J. STEGEMEIER                  Director
-----------------------------
      Richard J. Stegemeier






 /s/*  SUSAN S. KEITH
-----------------------------
Susan S. Keith, Attorney-in-fact

Index to Exhibits filed with this annual report.

Exhibit
Number                   Exhibits
--------                 --------

  10(e) Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated July 22, 1997.

  10(n) Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated February 19, 1998.

     11             Computation of earnings per share.

     21             Subsidiaries of the registrant.

     23             Consent of Arthur Andersen LLP.

  24(b)             Power  of  attorney  signed  in December 1997 for Charles J.
                    DiBona.

     27             Financial data schedule.