Form 10-K/A
period 1997-12-31
HALLIBURTON CO
filed 1998-03-18
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
                               Amendment No. 1
                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1997

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

Item 9. Changes in and Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure.
     None.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND OUTLOOK

     The Company operates in over 100 countries around the world to provide a variety of oilfield services and engineering and construction services to the petroleum industry and other energy, industrial and governmental customers. The markets served by the Company are highly competitive with many substantial competitors. Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluation. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations. The Company has only moderate exposure in the Asia Pacific region which, including Australia, represents about 7% of 1997 revenues, 5% of 1997 operating income and 3% of backlog at December 31, 1997.
     Energy Group. In 1997, the oilfield services industry experienced a year of exceptional growth with customers worldwide expanding their petroleum exploration, development and production activities. This increase was in response to a combination of factors including relatively higher crude oil and natural gas prices early in 1997, an expectation by customers of continued improvement in the long-term demand for petroleum and the availability of investment opportunities with good economic potential. The Company believes its customers will continue to seek opportunities to lower the overall cost of exploring, developing and enhancing the recovery of hydrocarbons through increased utilization of integrated solutions, partnering and alliance arrangements as well as the application of new technology. According to the annual Salomon Smith Barney Survey and Analysis of 1998 Worldwide Oil and Gas Exploration and Production Expenditures, spending during 1998 by survey respondents is predicted to grow by 10.9%. While this growth will represent the second highest growth rate in the past decade, it is somewhat slower than the estimated 18.7% growth experienced during 1997. Included within this predicted 1998 growth is a high level of interest by survey respondents in the deep water Gulf of Mexico, with some survey respondents planning spending increases there of up to 20%. This outlook is based on West Texas Intermediate crude oil prices of $19.23/bbl and United States gas prices of $2.19/mcf. Although crude oil and natural gas price declines beginning late in 1997 and continuing into the first quarter of 1998 could potentially affect the short-term outlook for the oilfield services industry by delaying customer spending, the Company believes that long-term hydrocarbon supply and demand fundamentals will tend to counterbalance any short-term spending delays.
     The Company believes the long-term outlook for the oilfield services industry is positive due to expected growth in world demand for energy combined with production declines in existing oil and gas reserves. Although the growth experienced by the oilfield services industry in 1997 will be difficult to repeat in 1998, the Company believes that it has good opportunities to expand its revenue and profit through greater participation in larger projects that allow it to utilize its project management and integrated services capabilities.
     Engineering and Construction Group. Engineering and construction industry marketing reports indicate that global demand for engineering and construction services during 1998 may be less robust than during 1997 due in part to uncertainty in the Asia Pacific region. However, the Company expects to see demand for such services increase over time in Latin America, Africa and the Middle East. The Company believes the keys to increasing its revenue and improving profit margins in slower growing markets will be its ability to partner with other service and equipment suppliers and customers on larger projects, acceptance of more project success risk through gain sharing or fixed price contracts, broadening its core competencies, acquiring and fully utilizing proprietary technology and managing costs. The Group's improved operating results in 1997 were the result of focusing on these key factors. During 1997, the Engineering and Construction Group reexamined its core competencies and decided to exit certain markets that do not offer sufficient opportunity to achieve the Company's profit objectives. This refocusing prompted the divestiture of the environmental services business unit at the end of 1997 and a decision to exit certain highway and paving activities over time. The Group will now focus on key markets in the petroleum, chemical and forest products industries in the United States and international locations. The Company sees an expanding market for its government services capabilities in the United States and the United Kingdom as governmental agencies, including local government units, continue to expand their use of outsourcing to improve service levels and manage costs.

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

Millions of dollars                                                      1997          1996          1995
-------------------------------------------------------------------- ------------  ------------  -----------

Operating income before special charges                              $    806.7    $   503.7     $  409.3
Merger costs associated with NUMAR acquisition                             (8.6)         -            -
Landmark write-off of acquired in process research
  and development                                                           -          (11.3)        (3.7)
Merger costs associated with Landmark acquisition                           -          (12.4)         -
Realignment of products and service lines and support services              -          (61.2)         -
Landmark restructuring and merger costs                                     -           (0.9)        (4.7)
                                                                     ------------  ------------  -----------
Operating income                                                     $    798.1    $   417.9     $  400.9
-------------------------------------------------------------------- -----------   ------------  -----------

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

     Value at risk. The Company uses a statistical model to assess the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to predict the change in value of the derivative instruments which could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence level. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at December 31, 1997. The resulting value at risk of $0.8 million estimates the potential loss the Company could incur in a one-day period with a 95% confidence level from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
     Interest rate exposures. The following table represents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's restricted cash and long-term debt obligations. Other notes of $0.1 million with varying interest rates as shown in Note 6 to the financial statements are excluded from the following table.

                                                                Expected maturity date                                     Fair
U.S. $ Equivalent                         ----------------------------------------------------------------
in millions                                  1998      1999       2000       2001       2002    Thereafter   Total        Value
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Restricted cash - British pound sterling      3.6      4.2        4.2        4.2         4.2        2.4       22.8        22.8
      Average variable rate                  8.45%    8.07%      7.83%      7.69%       7.58%      7.51%      8.03%
                                             -------------------------------------------------------------------------------------
Long-term debt:
   US dollar                                   -       50.0        -          -          75.0      375.0      500.0       554.0
      Average fixed rate                       -      6.27%        -          -         6.30%      7.83%      7.77%
   British pound sterling
      (Dockyard Loans)                         7.1      8.4        8.3        8.3         8.3        5.5       45.9        45.9
      Average variable rate                  8.45%    8.07%      7.83%      7.69%       7.58%      7.51%      8.03%
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

FORWARD-LOOKING INFORMATION
       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this annual report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information reflects the Company's best judgment based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria; technological and structural changes in the industries served by the Company; computer software and hardware used by governmental entities, service providers, vendors, customers and the Company which may be impacted by the Year 2000 issue; integration of acquired businesses into the Company; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

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

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS
To the Shareholders and Board of Directors
Halliburton Company:

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






ARTHUR ANDERSEN LLP
Dallas, Texas,
  January 22, 1998 (except with respect to the matter discussed in Note 17, as to which the date is February 26, 1998)

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
-----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

Consolidated Balance Sheets
December 31
Millions of dollars and shares except per share data                                      1997             1996
--------------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
  Cash and equivalents                                                              $       221.3    $       213.6
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $38.4 and $43.6)       1,815.8          1,413.4
    Unbilled work on uncompleted contracts                                                  390.0            288.9
                                                                                    --------------------------------
     Total receivables                                                                    2,205.8          1,702.3
  Inventories                                                                               326.9            292.2
  Deferred income taxes, current                                                            106.6            108.7
  Other current assets                                                                      111.0             81.2
                                                                                    --------------------------------
    Total current assets                                                                  2,971.6          2,398.0

  Property, plant and equipment:
    At cost                                                                               3,988.0          3,560.8
    Less accumulated depreciation                                                         2,325.3          2,269.2
                                                                                    --------------------------------
      Net property, plant and equipment                                                   1,662.7          1,291.6
  Equity in and advances to related companies                                               338.7            234.9
  Excess of cost over net assets acquired (net of accumulated amortization
     of $56.2 and $42.7)                                                                    323.1            233.9
  Deferred income taxes, noncurrent                                                          91.3             98.6
  Other assets                                                                              215.6            179.6
                                                                                    --------------------------------
     Total assets                                                                   $     5,603.0    $     4,436.6
--------------------------------------------------------------------------------------------------------------------

                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable                                                          $         2.7    $        46.3
  Current maturities of long-term debt                                                        7.1              0.1
  Accounts payable                                                                          586.5            452.1
  Accrued employee compensation and benefits                                                262.3            193.7
  Advance billings on uncompleted contracts                                                 303.7            336.3
  Income taxes payable                                                                      213.1            135.8
  Deferred revenues                                                                          38.4             18.9
  Other current liabilities                                                                 359.1            321.5
                                                                                    --------------------------------
    Total current liabilities                                                             1,772.9          1,504.7

Long-term debt                                                                              538.9            200.0
Employee compensation and benefits                                                          323.6            281.1
Other liabilities                                                                           363.2            290.2
Minority interest in consolidated subsidiaries                                               19.7              1.4
                                                                                    --------------------------------
    Total liabilities and minority interest                                               3,018.3          2,277.4
                                                                                    --------------------------------
Shareholders' equity:
  Common stock, par value $2.50 per share - authorized 400.0 shares,
     issued 268.8 (post-split) and 129.3 (pre-split) shares                                 672.0            323.3
  Paid-in capital in excess of par value                                                     87.2            322.2
  Cumulative translation adjustment                                                         (15.0)           (12.4)
  Retained earnings                                                                       1,947.6          1,656.3
                                                                                    --------------------------------
                                                                                          2,691.8          2,289.4
  Less 6.5 (post-split) and 4.0 (pre-split) shares treasury stock, at cost                  107.1            130.2
                                                                                    --------------------------------
     Total shareholders' equity                                                           2,584.7          2,159.2
                                                                                    --------------------------------
     Total liabilities and shareholders' equity                                     $     5,603.0    $     4,436.6
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
------------------------------------------------------------------------------------

      The Company's 8.75% debentures due February 15, 2021 do not have sinking fund requirements and are not redeemable prior to maturity. During 1997, the Company issued notes under its medium-term note program as follows:

             Amount            Issue Date              Due                Rate            Prices            Yield
        ----------------------------------------------------------------------------------------------------------
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

                                                Assumptions
                     -------------------------------------------------------------------    Weighted Average
                        Risk-Free          Expected          Expected        Expected        Fair Value of
                      Interest Rate     Dividend Yield   Life (in years)    Volatility      Options Granted
----------------------------------------------------------------------------------------------------------------
1997                      6.0%               1.0%              5               43.3%           $   22.71
1996                      5.9%               1.6%              5               39.7%           $   10.24
1995                      6.2%               1.6%              5               38.4%           $    7.16
----------------------------------------------------------------------------------------------------------------

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

                                                  Nine Months Ended       Twelve Months Ended
Millions of dollars                               September 30, 1996       December 31, 1995
--------------------------------------------------------------------------------------------------
Revenues:
   Halliburton                                      $    5,251.5              $     5,698.7
   Landmark                                                143.9                      184.2
                                                    -------------------------------------------
      Combined                                      $    5,395.4              $     5,882.9
-----------------------------------------------------------------------------------------------
Net Income:
   Halliburton                                      $      201.2              $       168.3
   Landmark                                                 (8.4)                      15.4
                                                    -------------------------------------------
      Combined                                      $      192.8              $       183.7
----------------------------------------------------------------------------------------------

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

Note 17.  Subsequent Event
     On February 26, 1998, the Company and Dresser Industries, Inc. (Dresser) announced that a definitive merger agreement was approved by the board of directors of both companies. Approximately 175 million newly issued shares of Halliburton common stock will be issued to Dresser shareholders at a one-for-one exchange ratio. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to Dresser's shareholders. The transaction is subject to regulatory approvals in the United States, Europe and several other countries, shareholder approvals and customary closing conditions. Dresser is a diversified company with operations in three industry segments: engineering services; petroleum products and services; and energy equipment.


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

PART III

Item 10. Directors and Executive Officers of Registrant.

Information With Respect to Directors of the Company.

     ANNE L. ARMSTRONG, 70, Chairman of Board of Trustees, Center for Strategic and International Studies, Washington, D.C.; former Chairman of the President's Foreign Intelligence Advisory Board, 1981-1990; former Ambassador to Great Britain; joined Halliburton Company Board in 1977; Chairman of the Health, Safety and Environment Committee and member of the Management Oversight and the Nominating and Corporate Governance Committees; Director of American Express Company, Boise Cascade Corporation and General Motors Corporation.

     RICHARD B. (DICK) CHENEY, 57, Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board, President and Chief Executive Officer of the Company, 1996-1997; President and Chief Executive Officer of the Company, 1995; Senior Fellow, American Enterprise Institute for Public Policy Research, 1993-1995; Secretary of Defense, 1989-1993; Member, U.S. House of Representatives, 1979-1989; joined Halliburton Company Board in 1995; Director of Union Pacific Corporation, The Procter & Gamble Company and Electronic Data Systems Corporation; Member of the Board of Trustees, American Enterprise Institute for Public Policy Research.

     LORD CLITHEROE, 68, Chairman, The Yorkshire Bank, PLC; Deputy Chief Executive, The RTZ Corporation PLC (an international group of mining and industrial companies), 1987-1989; Executive Director, The RTZ Corporation PLC, 1968-1987; joined Halliburton Company Board in 1987; Chairman of the Management Oversight Committee and member of the Health, Safety and Environment and the Nominating and Corporate Governance Committees.

     ROBERT L. CRANDALL, 62, Chairman, President and Chief Executive Officer, AMR Corporation and Chairman and Chief Executive Officer, American Airlines, Inc. (engaged primarily in the air transportation business) since 1985; President, American Airlines, Inc., 1985-1995; joined Halliburton Company Board in 1986; Chairman of the Audit Committee and member of the Compensation and the Management Oversight Committees; Director of AMR Corporation, American Airlines, Inc., The SABRE Group Holdings, Inc. and US West, Inc.

     CHARLES J. DIBONA, 66, President and Chief Executive Officer (retired), American Petroleum Institute (a major petroleum industry trade association), 1979-1997; joined Halliburton Company Board in 1997; member of the Health, Safety and Environment, the Nominating and Corporate Governance and the Management Oversight Committees; Chairman of the Board of Trustees, Logistics Management Institute.

     WILLIAM R. HOWELL, 62, Chairman Emeritus, J.C. Penney Company, Inc. (a major retailer); Chairman of the Board, J.C. Penney Company, Inc., 1994-1997; Chairman of the Board and Chief Executive Officer, J.C. Penney Company, Inc., 1983-1994; joined Halliburton Company Board in 1991; Chairman of the Compensation Committee and member of the Management Oversight and the Audit Committees; Director of Exxon Corporation, Warner- Lambert Company, Bankers Trust Company, Bankers Trust New York Corporation, The Williams Companies, Inc. and Central and South West Corporation.

     DALE P. JONES, 61, Vice Chairman of the Company; President of the Company, 1989-1995; Executive Vice President -- Oil Field Services of the Company,
1987-1989; Senior Vice President of the Company, 1987; joined Halliburton Company Board in 1988.

     DELANO E. LEWIS, 59, President and Chief Executive Officer, National Public Radio (produces and distributes original programming and provides support to member stations) since 1994; President and Chief Executive Officer, C&P Telephone Company, a subsidiary of Bell Atlantic Corporation, 1990-1993; joined Halliburton Company Board in 1996; member of the Compensation, the Health, Safety and Environment and the Management Oversight Committees; Director of Colgate-Palmolive Company, Apple Computer, Inc., Guest Services, Inc., BET Holdings, Inc. and the Poynter Institute.

     C. J. SILAS, 65, Chairman of the Board and Chief Executive Officer (retired), Phillips Petroleum Company (engaged in exploration and production of crude oil, natural gas and natural gas liquids on a worldwide basis, the manufacture of plastics and petrochemicals and other activities), 1985-1994; joined Halliburton Company Board in 1993; member of the Compensation, the Audit and the Management Oversight Committees; Director of Reader's Digest Association, Inc.

     ROGER T. STAUBACH, 56, Chairman and Chief Executive Officer, The Staubach Company (a diversified real estate company); Chairman, Chief Executive Officer and President, The Staubach Company, 1983-1991; joined Halliburton Company Board in 1991; member of the Nominating and Corporate Governance, the Management Oversight and the Health, Safety and Environment Committees; Director Brinker International, Inc. and International Home Foods, Inc.; Trustee of American AAdvantage Funds.

     RICHARD J. STEGEMEIER, 69, Chairman Emeritus, Unocal Corporation (an integrated petroleum company); Chairman of the Board, Unocal Corporation, 1989-1995; Chief Executive Officer, Unocal Corporation, 1988-1994; President, Unocal Corporation, 1985-1992; Chief Operating Officer, Unocal Corporation, 1985-1988; joined Halliburton Company Board in 1994; Chairman of the Nominating and Corporate Governance Committee and member of the Audit and the Management Oversight Committees; Director of Foundation Health Systems, Inc., Northrop Grumman Corporation, Pacific Enterprises, Wells Fargo Bank and Montgomery Watson, Inc.

     The information required for the executive officers of the registrant is included under Part I, under the caption "Executive Officers of the Registrant" on page 5 of this annual report.

Item 11.  Executive Compensation.
Compensation Committee Interlocks and Insider Participation
     The following persons served as members of the Compensation Committee during 1997: Robert L. Crandall, W. R. Howell, Delano E. Lewis, C. J. Silas and
E. L. Williamson (January 1 - May 20, 1997), none of whom is an officer or former officer of the Company or its subsidiaries or had a relationship with the Company or its subsidiaries requiring director interlock or insider participation disclosure.
Compensation Committee Rrport on Executive Compensation
     Halliburton's primary mission is to enhance long-term shareholder value by providing a broad spectrum of high quality services and related products within the energy services and engineering and construction business segments in which the Company operates. The Compensation Committee of Directors (the "Committee") believes that the Company's total compensation package for executives should be linked principally to increased shareholder value and to measures which drive shareholder value.
     The Committee has responsibility for overseeing the compensation program for the members of the Executive Committee of the Company (composed at the end of 1997 of the four most senior executive officers) and other senior officers of the Company and its business units.
Overall Executive Compensation Philosophy
     The overriding objective of the total compensation package for senior executives is to emphasize the enhancement of shareholder value. Beyond this, the Committee's priorities are to establish and maintain competitive executive compensation programs that enable the Company to attract, retain, and motivate the high caliber executives required for the success of the business. In determining what it deems to be appropriate types and amounts of compensation for executive officers, the Committee consults with outside compensation consultants and reviews independent compensation data.
     In the design and administration of executive compensation programs, the Committee refers to, but does not necessarily target, current market levels at the 50th percentile. In doing so, the Committee considers the competitive market data for two comparator groups: (i) specific peer companies within the energy services and engineering and construction industries, and (ii) similarly sized companies within general industry which, in the Committee's opinion, provide the most comparable references for the Company's executive positions (collectively, the "Peer Group"). Regression analysis is used in assessing all market data to mitigate the impact of company size on compensation levels.
     The Committee considers total compensation, as well as each component of the compensation package, in determining actual compensation levels. The total compensation package is expected in most instances to result in payments at market levels, given acceptable corporate and/or business unit performance, and above market levels, given outstanding performance.
     The Committee believes its objectives can be optimized by providing executives with a compensation package that consists of a cash base salary, a rewards-oriented compensation program aligned with shareholder value creation, stock-based awards and benefits, including supplemental retirement benefits.
     Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder generally disallow a federal income tax deduction by a public company for compensation paid to the chief executive officer or any of the four other most highly compensated officers to the extent such compensation exceeds $1 million in any year, excluding certain performance-based compensation and compensation which is deferred.

     The Company's policy is to utilize available tax deductions whenever appropriate, and the Committee, when determining executive compensation programs, considers all relevant factors, including the tax deductions that may result from such compensation. Accordingly, the Company has attempted to preserve the federal tax deductibility of compensation in excess of $1 million a year to the extent such is consistent with the intended objectives of the Committee's executive compensation philosophy.
     At the 1996 Annual Meeting of Stockholders, the Company, therefore, sought and obtained the shareholder approval necessary to have all stock options and stock appreciation rights granted pursuant to the 1993 Stock and Long-Term Incentive Plan (the "1993 Plan") continue to qualify for federal tax deductibility. The Committee decided, however, not to make the necessary changes to qualify the Annual Performance Pay Plan (which is discussed below) for tax deductibility under Section 162(m) since to do so would have limited the Committee's flexibility in the administration of the Plan. The Committee believes that the best interests of the Company and its shareholders are served by its current executive compensation programs, which encourage and promote the Company's principal compensation objective, enhancement of shareholder value, and permit the Committee to exercise discretion in the design and implementation of compensation packages. Accordingly, the Company may from time to time pay compensation to its executive officers that may not be fully deductible. Because of the mandatory deferral provisions relating to payment of incentive compensation earned under the Annual Performance Pay Plan (discussed below) and the elective deferral by certain executive officers of portions of their salary and incentive compensation, the loss of deductibility for 1997 is expected to be minimal. The Committee will continue to review the Company's executive compensation plans periodically to determine what changes, if any, should be made as the result of the limitation on deductibility.
Compensation Arrangement for Chief Executive Officer
     In 1995, the Company entered into an agreement with Mr. Cheney covering the terms of his employment by the Company as Chief Executive Officer. Mr. Cheney's employment agreement, which was approved by the Board of Directors and the Committee, provides for a total compensation package which reflects the Company's objectives of aligning significant compensation opportunity with the interests of shareholders and building executive stock ownership. Mr. Cheney's employment agreement with the Company is summarized beginning on page 52 of this annual report.
Base Salary
     Base salaries for the executive officers, including Mr. Cheney, are reviewed each December by the Committee. In making salary decisions, the Committee exercises discretion and judgment based on the following factors: internal factors involving the executive's level of responsibility, experience, individual performance, and equity issues relating to pay for other Company executives, as well as external factors involving competitive positioning, overall corporate performance, and general economic conditions. No specific formula is applied to determine the weight of each factor.
     Mr. Cheney's base salary for 1997 was increased to $1.1 million. In determining Mr. Cheney's base salary, the Committee considered each of the above factors, although primary consideration was given to his individual contributions to the Company. The Committee's action increasing Mr. Cheney's base salary acknowledges his strong leadership in guiding the Company in the prior year to its best financial performance in over a decade and the successful undertaking of various initiatives to better align the business units and reduce overhead costs.
Annual Performance Pay Plan
     As a means of strengthening the link between total cash compensation and Company performance, effective January 1, 1995, the Committee adopted an intermediate term reward-oriented program (the "Annual Performance Pay Plan") based on cash value added ("CVA"). CVA measures the difference between after tax cash income and a capital charge based upon the Company's weighted average cost of capital to determine the amount of value, in terms of cash flow, added to the business. CVA has been demonstrated to provide a close correlation to total shareholder return; therefore, incentive awards are closely linked to the improvement of shareholder value. Members of the Executive Committee, other officers of the Company and its business units, and certain senior managers were eligible to participate in the Annual Performance Pay Plan during 1997.
     At the beginning of each plan year, the Committee establishes a reward schedule which aligns given levels of CVA performance beyond a threshold level with reward opportunities, such that the level of achievement of annual CVA performance will determine the amount of incentive compensation payable to a participant. In addition, the Committee has the discretion to award additional compensation based on individual performance.

     In  1997,   consolidated   CVA  performance   exceeded  the  maximum  level
established by the Committee and, accordingly, Mr. Cheney and the other executive officers listed in the Summary Compensation Table earned the maximum incentive opportunity in accordance with the 1997 reward schedule. The improvement in CVA for 1997 was closely aligned with the Company's Total Stockholders' Return for the year, as depicted in the performance graph on page
47. The amount earned by Mr. Cheney is reflected in the Summary Compensation Table. In order to further link the compensation earned under the Annual Performance Pay Plan more closely to shareholder value creation and to focus executives' attention on a time frame longer than one year, only one-half of the bonus earned for 1997 was paid in cash. The remaining one-half of the bonus was converted into Common Stock equivalents and will be paid in cash in annual installments in each of the next two years, each installment based on the then value of one-half the stock equivalents.
Stock-Based Compensation
     The 1993 Plan provides for a variety of cash and stock-based vehicles (including stock options, stock appreciation rights, and restricted stock, among others) which the Committee may, in its discretion, select in establishing individual long-term incentive awards or use as it deems appropriate in specific recruiting and hiring situations.
     Stock options were the principal long-term incentive granted to executive officers in 1997. Stock options granted in 1997 are exercisable at the fair market value of the Common Stock on the date of grant and become exercisable during employment over a three-year period (one-third per year). Options, which have value only if the stock price appreciates following the date of grant, provide an excellent means for linking executives' interests directly to those of shareholders.
     The Committee's determination of the number of option shares granted to executive officers, including the grants made to Mr. Cheney, was based on a subjective assessment of organizational roles and internal job relationships, and on references to competitive practices in long-term incentive opportunities for comparable positions within the Peer Group. An option for 100,000 shares was granted to Mr. Cheney in December 1997.
     The Committee also made limited use of restricted stock grants during 1997, including awards to two executive officers who received promotions in order to recognize their expanded responsibilities and current and future contributions, as well as to build their stock ownership in the Company. In determining the appropriate restricted stock award, the Committee considered the person's job level, performance, potential for future contributions, and the timing and size of previous awards of restricted stock and options. No particular weight was given to any individual factor.
Senior Executives' Deferred Compensation Plan
     Under the terms of the Senior Executives' Deferred Compensation Plan (the "SEDC Plan"), which is used for the purpose of providing supplemental retirement benefits to senior executives, (i) mandatory additions to a participant's account are made to offset contributions to which each would have been entitled under the Company's qualified defined contribution plans if not for the limitation on contributions imposed under the Internal Revenue Code (commonly known as ERISA Offset Benefits), (ii) additions equal to the amount of any remuneration which would otherwise exceed the deduction limit under Section 162(m) of the Internal Revenue Code may be allocated to a participant's account in lieu of the payment of such remuneration, and (iii) discretionary additions, in such amounts as the Committee may determine, are made to provide additional supplemental retirement benefits ("Supplemental Retirement Benefit"). Interest on active and retired participants' Supplemental Retirement Benefit accounts is accrued at the rate of five and ten percent per annum, respectively, while interest on the other two account balances accrues at the rate of ten percent per annum. No amounts may be received by a participant under the SEDC Plan prior to termination of such participant's employment.
     In making Supplemental Retirement Benefit contributions under the SEDC Plan, amounts are determined considering guidelines that include references to retirement benefits provided from other programs, compensation, length of service with the Company and as an officer, and years of service to normal retirement. There is no specific weighting of these factors. The Committee authorized a 1997 Supplemental Retirement Benefit addition for Mr. Cheney of $500,000, the minimum amount specified in his employment agreement.


                                 Respectfully submitted,

                                 THE COMPENSATION COMMITTEE OF DIRECTORS

                                 Robert L. Crandall
                                 W. R. Howell
                                 Delano E. Lewis
                                 C. J. Silas

                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

     The following graph compares the Company's cumulative total stockholder return on its Common Stock for the five-year period ended December 31, 1997, with the Standard & Poor's 500 Stock Index ("S&P 500") and the Standard & Poor's Energy Composite Index ("S&P Energy Composite") over the same period. This comparison assumes the investment of $100 on December 31, 1992 and the reinvestment of all dividends. On January 23, 1996, the Company distributed to stockholders all of the outstanding common stock of Highlands Insurance Group, Inc. as a special dividend. The graph accounts for this distribution as though it were paid in cash and reinvested in Company Common Stock. The stockholder return set forth on the chart below is not necessarily indicative of future performance.


                     Total Stockholders' Return - Five Years
               Assumes Investment of $100 on December 31, 1992 and
                            Reinvestment of Dividends


                              [GRAPH APPEARS HERE]


                                      12-31-92    12-31-93     12-31-94     12-31-95    12-31-96    12-31-97
   Halliburton Company..............    $100      $113.91      $122.19       $191.50     $242.22     $422.18
   S&P 500..........................    $100      $110.08      $111.53       $153.45     $188.68     $251.62
   S&P Energy Composite.............    $100      $115.73      $120.17       $157.13     $197.64     $247.54


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                Long-Term Compensation
                                    ------------------------------------  ------------------------------
                                                                                   Awards        Payouts
                                                                          ---------------------- -------
                                                                          Restricted  Securities
                                                            Other Annual     Stock    Underlying   LTIP    All Other
     Name and Principal               Salary     Bonus      Compensation    Awards      Option   Payouts  Compensation
         Position            Year       ($)        ($)         ($)(1)      ($)(2)(3)   (#)(2)(4)  ($)(5)    ($)(6)
---------------------------  ----   ----------  ----------  ------------  ----------  ---------- -------  ------------
Richard B. Cheney(7).......  1997   $1,100,000  $1,980,000       --       $        0    100,000    N/A      $617,944
  Chairman of the Board and  1996   $1,000,000  $1,125,000       --       $        0    360,000    N/A      $582,147
  Chief Executive Officer of 1995   $  250,000  $  150,000       --       $4,175,000    400,000    N/A      $142,500
  the Company

Lester L. Coleman..........  1997   $  390,000   $ 390,000       --       $        0     20,000     N/A     $127,194
   Executive  Vice President 1996   $  390,000   $ 202,500       --       $        0     74,000     N/A     $130,232
   and General Counsel of    1995   $  390,000   $ 168,750       --       $  227,500     34,000     N/A     $135,108
   the Company

Dale P. Jones.............. 1997    $  500,000   $ 650,000       --       $        0     50,000     N/A     $ 91,759
   Vice Chairman of the     1996    $  500,000   $ 540,000       --       $        0    180,000     N/A     $115,919
   Company                  1995    $  500,000   $ 540,000       --       $        0    110,000     N/A     $166,821

David J. Lesar(7).......... 1997    $  500,000   $ 650,000       --       $3,868,750     60,000     N/A     $187,553
   President and Chief      1996    $  391,875   $ 540,000       --       $1,120,000    110,000     N/A     $134,886
   Operating Officer of the 1995    $  314,583   $ 306,250       --       $  371,250     50,000     N/A     $109,670
   Company

Ken R. LeSuer.............. 1997    $  475,000   $ 617,500       --       $        0     50,000     N/A     $302,605
   Vice Chairman of the     1996    $  425,000   $ 540,000       --       $  591,250    160,000     N/A     $190,233
   Company                  1995    $  425,000   $ 540,000       --       $        0     70,000     N/A     $251,991
------------------

(1) The dollar value of perquisites and other personal benefits for each of the named executive officers was less than established reporting thresholds.
(2) The share amounts reflected in this table and in the footnotes have been adjusted to reflect the two-for-one stock split of the Company's Common Stock declared on June 9, 1997 and effected in the form of a stock dividend on July 21, 1997 to shareholders of record at June 26, 1997 (the "Stock Split").
(3) Pursuant to Mr. Cheney's employment contract, he was awarded 200,000 shares in 1995 with restrictions lapsing over an 8-year period. In 1995, Mr. Coleman and Mr. Lesar were awarded 10,000 shares and 20,000 shares, respectively. Restrictions lapse on Mr. Coleman's shares over 5 years while restrictions on Mr. Lesar's shares lapse over 10 years. In 1996, Mr. Lesar had two awards of 20,000 shares each on which restrictions will lapse over a 10-year period and Mr. LeSuer was awarded 20,000 shares with restrictions lapsing over a 5-year period. In 1997, Mr. Lesar was awarded 100,000 shares with restrictions lapsing over a 10-year period. The total number and value of restricted shares held by each of the above individuals as of December 31, 1997 were as follows:



                                                 Total        Aggregate
                                               Restricted       Market
                   Name                          Shares         Value
                  -----                        ----------     ---------
                  Mr. Cheney.................   150,000     $ 7,790,625
                  Mr. Coleman................    25,000       1,298,438
                  Mr. Jones..................    40,200       2,087,888
                  Mr. Lesar..................   156,000       8,102,250
                  Mr. LeSuer.................    32,000       1,662,000

     Dividends are paid on the restricted shares.


(4) Solely as a result of a one-time change in the timing of option grants to senior executives, the named persons received two grants in 1996.
(5) Although the 1993 Plan was approved in 1993, no long-term incentive program under such Plan has been implemented. No other plans exist under which such payments may be made.
(6) "All Other Compensation" includes the following accruals for or contri-butions to various plans for the fiscal year ending December 31, 1997:
     (i) profit sharing plan contributions or termination surplus accruals for Mr. Cheney--$16,456, Mr. Coleman--$16,456, Mr. Jones--$16,456,
     Mr. Lesar--$16,456 and Mr. LeSuer--$16,456; (ii) supplemental retirement plan contributions for Mr. Cheney--$500,000, Mr. Coleman-- $75,000, Mr. Jones--$24,000, Mr. Lesar--$123,000 and Mr. LeSuer--
     $206,000; (iii) 401(k) plan matching contributions for Mr. Cheney-- $3,167, Mr. Coleman--$3,167, Mr. Jones-- $3,167, Mr. Lesar--$3,167 and
     Mr.  LeSuer--$3,167;  (iv) ERISA Offset Benefit accruals  for  Mr.
     Cheney--$96,680,   Mr.  Coleman--$23,655,   Mr.  Jones--$34,969,  Mr.
     Lesar--$34,970 and Mr. LeSuer--$32,398; (v) above-market earnings on ERISA Offset Benefit accounts for Mr. Cheney--$1,641, Mr. Coleman --$1,854, Mr. Jones--$3,103, Mr. Lesar--$804 and Mr. LeSuer--$1,561;
     and (vi) above-market earnings on amounts deferred under Elective Deferral Plan for Mr. Cheney--N/A, Mr. Coleman--$7,062, Mr. Jones--$10,064, Mr. Lesar--$9,156 and Mr. LeSuer--$18,161. The Company contribution to split-dollar life insurance premiums for Mr. LeSuer was $1,826 and policy proceeds of $23,036 were paid to Mr. LeSuer when the policy was canceled.
(7) Messrs. Cheney and Lesar became executive officers of the Company on October 1, 1995 and August 1, 1995, respectively.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Number of    % of Total                               Potential Realizable Value
     Individual Grants(1)      Securities      Options                                at Assumed Annual Rates of
                               Underlying    Granted to     Exercise                   Stock Price Appreciation
                                 Options    Employees in      Price     Expiration        for Option Term(2)
             Name              Granted (#)   Fiscal Year    ($/Share)      Date           5%              10%
             -----             -----------   -----------    ---------   ----------    -----------     -----------
Richard B. Cheney..........       100,000          7.16%    $54.50       12/3/07      $ 3,427,476     $ 8,685,896
Lester L. Coleman..........        20,000          1.43%    $54.50       12/3/07          685,495       1,737,179
Dale P. Jones..............        50,000          3.58%    $54.50       12/3/07        1,713,738       4,342,948
David J. Lesar.............        60,000          4.29%    $54.50       12/3/07        2,056,485       5,211,538
Ken R. LeSuer..............        50,000          3.58%    $54.50       12/3/07        1,713,738       4,342,948
All Optionees..............     1,263,600         100.0%    $52.19(3)      (3)         41,473,893     105,102,987
All Stockholders...........           N/A            N/A       N/A         N/A      8,609,484,975(4)  21,818,125,295(4)
------------------

(1) All options are granted at the fair market value of the Common Stock on the grant date and generally expire ten years from the grant date. During employment options vest over a three year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date.

(2) The assumed values result from certain prescribed rates of stock price appreciation. Values were calculated based on a 10-year exercise period for all grants. The actual value of the option grants is dependent on future performance of the Common Stock and overall stock market conditions. There is no assurance that the values reflected in this table will be achieved. The Company did not use an alternative formula for a grant date valuation, as it is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(3) The exercise price shown is a weighted average of all options granted in 1997. Options expire on one or more of the following dates: December 3, 2004, March 3, 2007, May 7, 2007, July 22, 2007, September 30, 2007,
     October 23, 2007 and December 3, 2007.

(4) "All Stockholders" values are calculated using the weighted average exercise price for all options awarded in 1997, $52.19, based on the outstanding shares of Common Stock on December 31, 1997.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities
                                 Shares                 Underlying Unexercised          Value of Unexercised
                                Acquired     Value    Options at Fiscal Year-End      In-the-Money Options at
                               on Exercise Realized            (Shares)                 Fiscal Year-End ($)
             Name                  (#)        ($)     Exercisable  Unexercisable    Exercisable     Unexercisable
             ----              ----------- --------   -----------  -------------    -----------     -------------
Richard B. Cheney..............        0  $       0      386,666       473,334      $11,118,320      $ 9,836,680
Lester L. Coleman..............        0          0       85,333        80,667        2,609,495        1,557,880
Dale P. Jones..................  103,332  1,827,246      180,001       206,667        5,384,002        4,091,460
David J. Lesar.................        0          0      102,002       150,000        2,963,660        2,189,787
Ken R. LeSuer..................        0          0      182,999       180,001        5,752,813        3,342,312


Retirement Plan
     The purpose of the Halliburton Retirement Plan (the "Floor Plan") was to provide a floor for retirement benefits provided under the Halliburton Profit Sharing and Savings Plan (the "Halliburton Profit Sharing Plan"). Effective as of December 31, 1996, benefit accruals under the Floor Plan ceased for all employees except those age 55 or over ("Grandfathered Employees"). The portion of the Floor Plan attributable to employees other than Grandfathered Employees terminated effective February 28, 1997.
     The Halliburton Profit Sharing Plan is intended to be the primary plan to provide retirement benefits to participating employees. The Company makes annual contributions from profits to the Halliburton Profit Sharing Plan. Such contributions may not be less than 10% of profits, as defined in the Plan (reduced by certain retirement plan expenses), except that such contributions may not exceed the maximum amount deductible under Section 404 of the Internal Revenue Code and may not be less than 4% of participating employees'
compensation. Contributions under the Halliburton Profit Sharing Plan for the named executive officers for the year ended December 31, 1997 are set forth in footnote (6) to the Summary Compensation Table on page 48. It is not possible to estimate the amount of benefits payable at retirement under the Halliburton Profit Sharing Plan to Messrs. Cheney, Coleman, Jones, Lesar and LeSuer because of some or all of the following: (i) amounts contributed in the future will be contingent on future profits, (ii) earnings on trust fund assets will vary,
(iii) trust fund assets may appreciate or depreciate in value, (iv) the compensation of the individual may vary, (v) age at date of retirement may vary, and (vi) the Plan may be changed or discontinued.
     The Floor Plan is a qualified defined benefit pension plan established as of January 1, 1991 as a floor plan integrated with the Halliburton Profit Sharing Plan to provide an adequate level of retirement benefits for employees. Prior to January 1, 1997, the terms of the Floor Plan provided for a monthly pension payment equal to the following amount: (i) 1-1/3% of an employee's average monthly compensation (computed over the highest three calendar year period) multiplied by such employee's years of accrual service after January 1, 1990; minus (ii) a pension which is the actuarial equivalent of the participant's eligible profit sharing accounts (excluding any employer and employee contributions under the employee savings portion of the program) accumulated since January 1, 1990 under the Halliburton Profit Sharing Plan. The offset for the Halliburton Profit Sharing Plan was based upon the 1984 Unisex Pension Mortality Table and an 8-1/2% interest assumption. As a result of the termination of the Floor Plan as to employees other than Grandfathered
Employees, such employees will receive a distribution of such Floor Plan benefit, if any, in 1998 provided that the Internal Revenue Service approves of such termination. The Floor Plan will continue for Grandfathered Employees under the same formula as in effect prior to 1997 except that a Grandfathered Employee's Floor Plan benefit will never be less than the value of the benefit determined as of January 1, 1997 increased with interest. The distribution benefit calculated for Mr. Lesar is $0. The value of the Floor Plan benefits calculated as of January 1, 1998 for the Grandfathered Employees named in the Summary Compensation Table are as follows: Mr. Cheney--$0, Mr. Coleman--$0, Mr. Jones--$105,209, and Mr. LeSuer--$104,448. The benefits for Messrs. Cheney, Coleman, Jones and LeSuer have been computed on the assumptions that (i) payments will be paid in the form of a life annuity; (ii) employment will continue until normal retirement at age 65 and (iii) levels of creditable compensation will remain constant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Employment Contracts
     Mr. Cheney's employment agreement with the Company provides for his employment as Chairman of the Board and Chief Executive Officer of the Company until September 30, 2003. Under the agreement Mr. Cheney's cash compensation was specified for two periods, the first, being for the period from August 10, 1995, the effective date of the agreement, to December 31, 1995 and the second, for the period beginning on January 1, 1996 and ending September 30, 2003. During the first period, Mr. Cheney received a salary, in the aggregate, of $250,000; a bonus of $150,000, in lieu of participation in the Company's Annual Performance Pay Plan; and a Supplemental Retirement Benefit contribution of $125,000 under the SEDC Plan. During the second period, the agreement provides that Mr. Cheney will receive an annual salary of not less than $1,000,000; will participate in the Company's Annual Performance Pay Plan beginning with the 1996 plan year; and will receive a Supplemental Retirement Benefit contribution under the SEDC Plan of at least $500,000 annually. Also, pursuant to the terms of the agreement, on August 10, 1995 Mr. Cheney was granted a non-qualified stock option to purchase up to 400,000 shares of the Company's Common Stock at $21.00 per share (the fair market value on such date) and effective October 1, 1995 he was awarded 200,000 shares of Common Stock subject to restrictions. (The foregoing share amounts and exercise price have been adjusted to reflect the Stock Split.) Both the stock option grant and the restricted stock award were made under the 1993 Plan. The employment agreement also provided for the Company to reimburse Mr. Cheney for expenses associated with his relocation to Dallas.
     Under the terms of his employment agreement, in the event of Mr. Cheney's termination for any reason other than his voluntary termination (as defined in the agreement), death, disability or his termination by the Company for cause, the Company is obligated to pay Mr. Cheney a severance payment consisting of a lump sum cash payment equal to the value of any restricted shares that were granted pursuant to the terms of the agreement and are forfeited because of such termination of employment plus the lesser of (i) 150 percent of the base salary that he would have received between the date of such termination of employment and the end of the term of the agreement, or (ii) $3 million. Mr. Cheney's continuing obligations to the Company after termination, including non-competition obligations, are consideration for any severance payment that may be made thereunder.
     Mr. Lesar entered into an employment agreement with the Company as of August 1, 1995 providing for his employment as Executive Vice President and Chief Financial Officer of the Company. The agreement also provides that, while Mr. Lesar is employed by the Company, management will recommend to the Compensation Committee (i) annual supplemental retirement benefit allocations under the SEDC Plan, and (ii) annual grants of stock options under the 1993 Plan. Such recommendations are to be consistent with the criteria utilized by the Compensation Committee for similarly situated executives.
     Under the terms of his employment agreement, in the event Mr. Lesar is involuntarily terminated by the Company for any reason other than termination for cause (as defined in the agreement), the Company is obligated to pay Mr. Lesar a severance payment equal to (i) the value of any restricted shares granted under the 1993 Plan and that are forfeited because of such termination, and (ii) five times his annual base salary.
Change-In-Control Arrangements
     Pursuant to the 1993 Plan, in the event of a change-in-control:
     A. The Compensation Committee, acting in its sole discretion, will act to effect one or more of the following alternatives with respect to outstanding stock options: (i) accelerate the time at which options may be exercised; (ii) cancel the options and pay the Optionees the excess of the per share value offered to stockholders in the change-in-control transaction over the exercise price(s) of the shares subject to options; (iii) make adjustments to the options as deemed appropriate to reflect the change-in-control; or (iv) convert the options to rights to purchase a proportionate amount of shares of stock or other securities or property paid to stockholders in the change-in-control transaction.

     B. The Compensation Committee may, with respect to outstanding restricted stock, provide for full vesting of all shares of restricted stock and termination of all restrictions applicable thereto.
     Pursuant to the Career Executive Incentive Stock Plan, the Compensation Committee may, in the event of a tender offer for all or a part of the Company's Common Stock, accelerate the lapse of restrictions on any or all shares on which restrictions have not theretofore lapsed.
     Under the Annual Performance Pay Plan, in the event of a change-in-control, a participant will be entitled to an immediate cash payment equal to the maximum amount he or she would have been entitled to for such year prorated through the date of the change-in-control and all deferred amounts earned in prior years shall be paid in cash immediately.
Directors' Compensation, Restricted Stock Plan and Retirement Plan
Directors' Fees and Deferred Compensation Plan
     All non-employee Directors of the Company receive an annual fee of $30,000 and an attendance fee of $2,000 for each meeting of the Board of Directors. Such Directors also receive an attendance fee of $2,000 per meeting for Committee service. The Chairmen of the Audit; Compensation; Nominating and Corporate Governance; Health, Safety and Environment; and Management Oversight Committees each receive an additional $2,000 annually for service in such capacities. Under the Company's Directors' Deferred Compensation Plan, Directors are permitted to defer their fees, or a portion thereof, until after they cease to be a Director of the Company. A participant may elect, on a prospective basis, to have his or her deferred compensation account either credited quarterly with interest at the prime rate of Citibank, N.A. or translated on a quarterly basis into Company Common Stock equivalents. Distribution will be made in cash either in a lump sum or in annual installments over a 5- or 10-year period, as determined by the committee appointed to administer the Plan in its discretion. Ms. Armstrong and Messrs. Crandall, Staubach and Stegemeier have elected to participate in the Plan.
Directors' Restricted Stock Plan
     Pursuant to the terms of the Restricted Stock Plan for Non-Employee Directors ("Directors' Restricted Stock Plan"), which was approved by the stockholders at the 1993 Annual Meeting, each non-employee Director receives an annual award of 400 restricted shares of Common Stock as a part of his or her compensation. The awards are in addition to the Directors' annual retainer and attendance fees and to amounts that would be payable under the Directors' Retirement Plan, described below. Shares awarded under the Directors' Restricted Stock Plan may not be sold, assigned, pledged or otherwise transferred or encumbered until the restrictions are removed. Restrictions will be removed following termination of Board service under certain circumstances, which include, among others, death or disability, retirement pursuant to the Company's mandatory retirement policy, or early retirement after at least four years of service. During the restriction period, Directors have the right to vote and to receive dividends with respect to the restricted shares. Any shares which, pursuant to such Plan's provisions, remain restricted following termination of service will be forfeited.
Directors' Retirement Plan
     Under the terms of the Retirement Plan for Directors of the Company ("Directors' Retirement Plan"), a non-employee Director participant upon the benefit commencement date (the later of a participant's termination date or attainment of age 65) will receive an annual benefit equal to the last annual retainer for such participant for a period of years equal to such participant's years of service on his or her termination date; provided that a minimum benefit payment period for each participant is 5 years. Non-employee Directors become participants in the Directors' Retirement Plan upon the completion of three years of service, as defined in such Plan. Upon the death of a participant, benefit payments will be made to the surviving spouse, if any, over the remainder of the retirement benefit payment period. Years of service for each Director participant under the Plan are: Ms. Armstrong--21, Lord Clitheroe--11, Mr. Crandall--13, Mr. Howell--7, Mr. Silas--5, Mr. Staubach--7 and Mr. Stegemeier--4. Assets of the Company are transferred to Texas Commerce Bank Dallas, as Trustee, to be held pursuant to the terms of an irrevocable grantor trust to aid the Company in meeting its obligations under the Directors' Retirement Plan. The corpus and income of the trust are treated as assets and income of the Company for federal income tax purposes and are subject to the claims of general creditors of the Company to the extent provided therein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to persons or groups who, to the Company's knowledge (based on information contained in Schedules 13G filed with the Securities and Exchange Commission with respect to beneficial ownership at December 31, 1997), own or have the right to acquire more than five percent of the Common Stock of the Company.

                                             Amount and
                                             Nature of         Percent
   Name and Address                          Beneficial          of
   of Beneficial Owner                       Ownership          Class
FMR Corp. ...................................21,936,216(1)      8.36%
   82 Devonshire Street
   Boston, MA 02109
Joint filing by The Equitable Companies
   Incorporated, AXA-UAP, and the
   Mutuelles AXA, as a group.................16,803,616(2)      6.41%
   c/o The Equitable Companies Incorporated
   1290 Avenue of the Americas
   New York, New York 10104
------------------

(1) The number of shares reported includes 19,133,907 shares beneficially owned by Fidelity Management & Research Company, 2,633,709 shares owned by
    Fidelity Management Trust Company and 168,600 shares held by Fidelity International Limited. FMR Corp., through control of Fidelity Management & Research Company and Fidelity Management Trust Company, has sole dispositive power over the shares with the exception of those held beneficially by Fidelity International Limited. FMR Corp. has sole power to vote or to direct the vote of 1,652,709 shares of Common Stock.
(2) The number of shares reported includes 1,548,800 shares beneficially owned by The Equitable Life Assurance Society of the United States, 14,910,834 shares beneficially owned by Alliance Capital Management L.P., 6,017 shares beneficially owned by Donaldson, Lufkin & Jenrette Securities Corporation and 322,785 shares beneficially owned by Wood, Struthers & Winthrop Management Corp. (collectively, "the Equitable Companies"); and 14,000 shares beneficially owned by AXA Sun Life & Provincial Holdings (U.K.) and 1,180 shares beneficially owned by AXA Colonia Konzern AG (collectively, the "AXA-UAP Subsidiaries"). AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle (collectively, the "Mutuelles AXA"), as a group, beneficially own a majority interest in AXA-UAP. AXA-UAP beneficially owns a majority interest in the Equitable Companies. Mutuelles AXA, through control of the Equitable Companies, AXA-UAP and the AXA-UAP Subsidiaries, has sole dispositive power over 16,799,142 shares, shared dispositive power over 4,474 shares, sole power to vote or to direct the vote of 7,178,403 shares and shared power to vote or direct the vote of 6,523,820 shares.

       The following table sets forth, as of March 16, 1998, the amount of Company Common Stock owned beneficially by each Director and nominee for Director, each of the executive officers named in the Summary Compensation Table on page 48 and all Directors, nominees for Director and executive officers as a group.


                                                                                   Amount and Nature of
                                                                                  Beneficial Ownership
                                                                                           Shared
                                                                          Sole Voting    Voting or
   Name of Beneficial Owner or                                            and Invest-    Investment     Percent
   Number of Persons in Group                                             ment Power     Power(1)      of Class
   --------------------------                                             ----------     ---------     --------
Anne L. Armstrong....................................................          4,000                       *
Richard B. Cheney(3).................................................        633,000                       *
Lord Clitheroe.......................................................          2,600                       *
Lester L. Coleman(3).................................................        143,914                       *
Robert L. Crandall...................................................          3,000                       *
Charles J. DiBona....................................................              0                       *
William R. Howell....................................................          1,900                       *
Dale P. Jones(3).....................................................        321,034                       *
David J. Lesar(3)....................................................        275,855                       *
Ken R. LeSuer(3).....................................................        316,186      3,772(2)         *
Delano E. Lewis......................................................          1,100                       *
C. J. Silas..........................................................          2,000                       *
Roger T. Staubach....................................................          3,000                       *
Richard J. Stegemeier................................................          1,600      2,000(2)         *
Shares owned by all current Directors, nominees for Director and
   executive officers as a group (18 persons)(3).....................      1,992,621      5,772            *
------------------
 *  Less than 1% of shares outstanding.

(1) Halliburton Company Employee Benefit Master Trust No. 3 (the "Trust"), a trust established to hold the assets of the Halliburton Stock Fund for certain of the Company's profit sharing, retirement and savings plans ("Plans"), held 3,440,747 shares of Company Common Stock at March 9, 1998. An executive officer not named in the above table has a beneficial interest in the Trust. Shares of Company Common Stock held in the Trust are not allocated to any individual's account and 498 shares which might be deemed to be beneficially owned as of March 9, 1998 by such unnamed executive officer are not included in the table above. Shares owned by the Trust are voted by the Trustee, State Street Bank and Trust Company, in accordance with voting instructions from the participants. Under the terms of the Plans, a participant has the right, from time to time, to determine whether up to 15% of his account is invested in the Halliburton Stock Fund or in alternative investments permitted by the Plans. The Trustee, however, determines when sales or purchases are to be made by the Trust.

(2) 3,772 shares are held in joint tenancy by Mr. LeSuer and his wife. Mr. LeSuer and his wife share voting and investment power with respect to such shares. Mr. Stegemeier and his wife hold 2,000 shares as co-trustees of the Stegemeier Family Trust and share voting and investment power with respect to such shares.

(3) Included in the table are shares of Common Stock which may be purchased pursuant to outstanding stock options within 60 days of the date hereof for the following: Mr. Cheney-440,000; Mr. Coleman-108,000; Mr. Jones-243,334; Mr. Lesar-112,001; Mr. LeSuer-232,999 and four unnamed executive officers-161,332. Until such time as the options are exercised, the aforesaid individuals will neither have voting nor investment power with respect to the underlying shares of Common Stock but only have the right to acquire beneficial ownership thereof through exercise of their respective options.

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

     2.Financial Statement Schedules:                                  Page No.

       Report on supplemental schedule of Arthur Andersen LLP.............61

       Schedule II - Valuation and qualifying accounts for the
       three years ended December 31, 1997................................62

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

         4(g) Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

         10(e) Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated July 22, 1997 (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

         10(n) Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated February 19, 1998 (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10(o) Agreement and Plan of Merger, dated as of February 25, 1998, by and among the Company, Halliburton N.C., Inc. and Dresser Industries, Inc. (incorporated by reference to Exhibit C to the Company's Schedule 13D filed on March 9, 1998).

         10(p) Stock Option Agreement, dated as of February 25, 1998, by and between the Company and Dresser Industries, Inc. (incorporated by reference to Exhibit B to the Company's Schedule 13D filed on March 9, 1998).

         11*      Computation of earnings per share.

         21*      Subsidiaries of the registrant.

         23*      Consent of Arthur Andersen LLP.

     Exhibit
     Number                                    Exhibits

         24(a) Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996):

                  Anne L. Armstrong
                  Richard B. Cheney
                  Lord Clitheroe
                  Robert L. Crandall
                  W. R.  Howell
                  Dale P. Jones
                  Delano E. Lewis
                  C. J. Silas
                  Roger T. Staubach
                  Richard J. Stegemeier

         24(b)    Power of attorney  signed   in   December  1997 for Charles J.
                  DiBona (incorporated by reference to Exhibit 24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

      A Current Report on Form 8-K dated February 26, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated February 26, 1998, announcing that the Company and Dresser Industries, Inc. have entered into a definitive merger agreement.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                              SUPPLEMENTAL SCHEDULE



To Halliburton Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 22, 1998 (except with respect to the matter discussed in Note 17, as to which the date is February 26, 1998). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN LLP
Dallas, Texas,
   January 22, 1998 (except with respect to the matter discussed in Note 17, as to which the date is February 26, 1998)


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 1998.


                                        HALLIBURTON COMPANY



                                        By  /s/ RICHARD B. CHENEY
                                          ---------------------------
                                                Richard B. Cheney
                                            Chairman of the Board and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 16th day of March, 1998.


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

     27             Financial data schedule.