Form 10-Q
period 1998-03-31
HALLIBURTON CO
filed 1998-05-07
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

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

Common Stock, par value $2.50 per share:
Outstanding at April 30, 1998 - 262,994,985



                                      INDEX

                                                                                Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 1998 and
             December 31, 1997                                                         2

            Condensed Consolidated Statements of Income for the three
             months ended March 31, 1998 and 1997                                      3

            Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997                                      4

            Notes to Condensed Consolidated Financial Statements                  5 -  8

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        9 - 12

PART II.    OTHER INFORMATION

Item 6.     Listing of Exhibits and Reports on Form 8-K                          13 - 14

Signatures                                                                            15

Exhibits:   Financial data schedule for the quarter ended March 31, 1998
             (included only in the copy of this report filed electronically with the Commission).

            Restated  financial  data  schedules  for the years ended
             December 31, 1995 and 1996 and interim periods of 1996 and 1997 (included only in the copy of this report filed electronically with the Commission).


                                       1



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                    HALLIBURTON COMPANY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                            (In millions of dollars and shares)

                                                                                        March 31           December 31
                                                                                          1998                 1997
                                                                                    ---------------       ---------------
                                        ASSETS

Current assets:
Cash and equivalents                                                                $       93.4          $    221.3
Receivables:
  Notes and accounts receivable                                                          1,947.4             1,815.8
  Unbilled work on uncompleted contracts                                                   418.5               390.0
                                                                                    ---------------       ---------------
    Total receivables                                                                    2,365.9             2,205.8
Inventories                                                                                375.7               326.9
Deferred income taxes, current                                                             106.0               106.6
Other current assets                                                                       119.8               111.0
                                                                                    ---------------       ---------------
   Total current assets                                                                  3,060.8             2,971.6
Property, plant and equipment,
   less accumulated depreciation of $2,355.3 and $2,325.3                                1,735.7             1,662.7
Equity in and advances to related companies                                                364.3               338.7
Excess of cost over net assets acquired                                                    318.1               323.1
Deferred income taxes, noncurrent                                                           95.9                91.3
Other assets                                                                               229.7               215.6
                                                                                    ---------------       ---------------
   Total assets                                                                     $    5,804.5          $  5,603.0
                                                                                    ===============       ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                                            $       75.6          $      2.7
Current maturities of long-term debt                                                         8.1                 7.1
Accounts payable                                                                           676.8               586.5
Accrued employee compensation and benefits                                                 183.8               262.3
Advance billings on uncompleted contracts                                                  307.3               303.7
Income taxes payable                                                                       214.2               213.1
Deferred revenues                                                                           46.0                38.4
Other current liabilities                                                                  359.8               359.1
                                                                                    ---------------       ---------------
   Total current liabilities                                                             1,871.6             1,772.9
Long-term debt                                                                             538.3               538.9
Employee compensation and benefits                                                         324.8               323.6
Other liabilities                                                                          364.3               363.2
Minority interest in consolidated subsidiaries                                              16.6                19.7
                                                                                    ---------------       ---------------
  Total liabilities and minority interest                                                3,115.6             3,018.3
                                                                                    ---------------       ---------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 400.0 shares, issued 269.3 and 268.8 shares                                 673.1               672.0
  Paid-in capital in excess of par value                                                   101.9                87.2
  Cumulative translation adjustment                                                        (12.3)              (15.0)
  Retained earnings                                                                      2,032.2             1,947.6
                                                                                    ---------------       ---------------
                                                                                         2,794.9             2,691.8
  Less 6.4 and 6.5 shares of treasury stock, at cost                                       106.0               107.1
                                                                                    ---------------       ---------------
  Total shareholders' equity                                                             2,688.9             2,584.7
                                                                                    ---------------       ---------------
    Total liabilities and shareholders' equity                                      $    5,804.5          $  5,603.0
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


                                                    HALLIBURTON COMPANY
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                      (In millions of dollars except per share data)

                                                                                                      Three Months
                                                                                                     Ended March 31
                                                                                              -----------------------------
                                                                                                 1998              1997
                                                                                              ------------      -----------
Revenues:
  Energy Group                                                                                $   1,589.2       $   1,120.3
  Engineering and Construction Group                                                                766.1             777.2
                                                                                              ------------      -----------
     Total revenues                                                                           $   2,355.3       $   1,897.5
                                                                                              ============      ===========

Operating income:
  Energy Group                                                                                $     185.0       $     117.2
  Engineering and Construction Group                                                                 28.8              29.4
  General corporate                                                                                  (9.8)             (7.9)
                                                                                              ------------      -----------
    Total operating income                                                                          204.0             138.7
Interest expense                                                                                    (11.3)             (6.1)
Interest income                                                                                       3.4               4.4
Foreign currency gains                                                                                2.4               1.0
Other nonoperating income (expense), net                                                             (0.1)              0.6
                                                                                              ------------      -----------
Income before income taxes and minority interest                                                    198.4             138.6
Provision for income taxes                                                                          (77.0)            (52.7)
Minority interest in net income of subsidiaries                                                      (3.6)             (2.9)
                                                                                              ------------      -----------
Net income                                                                                    $     117.8       $      83.0
                                                                                              ============      ===========

Net income per share:
   Basic                                                                                      $      0.45       $      0.33
   Diluted                                                                                    $      0.44       $      0.32

Cash dividends paid per share                                                                 $     0.125       $     0.125

See notes to condensed consolidated financial statements.


                                                    HALLIBURTON COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                 (In millions of dollars)


                                                                                                Three Months
                                                                                               Ended March 31
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------
Cash flows used in operating activities:
  Net income                                                                           $      117.8       $       83.0
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                                            85.4               69.6
      Benefit for deferred income taxes                                                        (4.0)             (14.8)
      Distributions from (advances to) related companies
         net of equity in (earnings) or losses                                                (29.1)             (24.0)
      Other non-cash items                                                                      2.3               11.6
      Other changes, net of non-cash items:
        Receivables                                                                          (150.5)             (17.4)
        Inventories                                                                           (48.4)             (28.8)
        Accounts payable                                                                       88.2             (121.2)
        Other working capital, net                                                            (75.4)             (68.4)
        Other, net                                                                            (12.3)              22.4
                                                                                       -------------      -------------
  Total cash flows used in operating activities                                               (26.0)             (88.0)
                                                                                       -------------      -------------
Cash flows used in investing activities:
  Capital expenditures                                                                       (156.3)            (112.2)
  Sales of property, plant and equipment                                                       14.6               11.9
  Sales (purchases) of businesses, net of cash (disposed) acquired                              1.0               (2.1)
  Other investing activities                                                                   (3.9)             (32.8)
                                                                                       -------------      -------------
  Total cash flows used in investing activities                                              (144.6)            (135.2)
                                                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                                            -                125.2
  Borrowings (repayments) of short-term debt                                                   72.9              (34.3)
  Payments of dividends to shareholders                                                       (33.2)             (31.5)
  Proceeds from exercises of stock options                                                     10.3               34.5
  Payments to reacquire common stock                                                           (0.9)              (0.6)
  Other financing activities                                                                   (5.2)               3.6
                                                                                       -------------      -------------
  Total cash flows from financing activities                                                   43.9               96.9
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                        (1.2)              (1.9)
                                                                                       -------------      -------------
Decrease in cash and equivalents                                                             (127.9)            (128.2)
Cash and equivalents at beginning of year                                                     221.3              213.6
                                                                                       -------------      -------------
Cash and equivalents at end of period                                                  $       93.4       $       85.4
                                                                                       =============      =============

Cash payments during the period for:
  Interest                                                                             $       19.5       $        9.8
  Income taxes                                                                                 61.1               25.5

See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K/A.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Comprehensive Income
      Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company.


                                                                  Three Months
                                                                 Ended March 31
                                                      -------------------------------------
                                                           1998                 1997
                                                      ----------------     ---------------
                                                              (Millions of dollars)

Comprehensive income:
  Net income                                          $       117.8        $        83.0
  Cumulative translation adjustment, net of tax                 2.7                (11.2)
                                                      ---------------      ---------------
Total comprehensive income                            $       120.5        $        71.8
                                                      ===============      ===============

Note 3. Inventories


                                                         March 31             December 31
                                                           1998                  1997
                                                      ----------------      ----------------
                                                              (Millions of dollars)
Sales items                                           $        128.5        $     114.9
Supplies and parts                                             171.7              158.1
Work in process                                                 44.8               29.3
Raw materials                                                   30.7               24.6
                                                      ----------------      ----------------
  Total                                               $        375.7        $     326.9
                                                      ================      ================


      About forty percent of all sales items are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $3.3 million and $3.4 million higher than reported at March 31, 1998 and December 31, 1997, respectively.

Note 4. General and Administrative Expenses
      General and administrative expenses were $58.6 million and $51.0 million for the three months ended March 31, 1998 and 1997, respectively.

Note 5. Income Per Share
      Basic income per share amounts are based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Prior year amounts have been adjusted for the two-for-one common stock split declared on June 9, 1997 and effected in the form of a stock dividend and paid on July 21, 1997.
      The following table reconciles basic and diluted net income.

                                                       Three Months
                                                      Ended March 31
                                               1998                  1997
                                          ----------------      ----------------
                                             (Millions of dollars and shares
                                                  except per share data)
Net income                                $       117.8         $         83.0
                                          ===============      ===============

Basic weighted average shares                     262.6                  252.7
Effect of common stock equivalents                  3.7                    2.8
                                          ---------------      ---------------
Diluted weighted average shares                   266.3                  255.5
                                          ===============      ===============

Net income per share:
   Basic                                  $        0.45         $         0.33
                                          ===============      ===============
   Diluted                                $        0.44         $         0.32
                                          ===============      ===============


      Options to purchase 1.1 million shares of common stock were outstanding during the three months ended March 31, 1998 which were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.

Note 6. Related Companies
      The Company conducts some operations through various joint ventures, which are in partnership, corporate and other business forms, which are principally accounted for using the equity method. European Marine Contractors, Limited
(EMC), which is 50% owned by the Company and part of the Energy Group, specializes in engineering, procurement and construction of marine pipelines. Summarized operating results for 100% of the operations of EMC are as follows:

                                                      Three Months
                                                     Ended March 31
                                               1998                  1997
                                          ----------------      ---------------
                                                 (Millions of dollars)
Revenues                                  $        67.4        $        91.4
                                          ===============      ==============
Operating income                          $        12.8        $         6.6
                                          ===============      ==============
Net income                                $         8.9        $         4.6
                                          ===============      ==============


      Included in the Company's revenues for the three months ended March 31, 1998 and 1997 are equity in income of related companies of $30.2 million and $20.4 million, respectively.

Note 7. Long-Term Debt
      During 1997, the Company issued notes under its medium-term note program as follows:

      Amount             Issue Date              Due                 Rate               Prices              Yield
---------------------------------------------------------------------------------------------------------------------

    $ 125 million        02/11/97             02/01/2027             6.75%              99.78%              6.78%
    $  50 million        05/12/97             05/12/2017             7.53%                Par               7.53%
    $  50 million        07/08/97             07/08/1999             6.27%                Par               6.27%
    $  75 million        08/05/97             08/05/2002             6.30%                Par               6.30%
---------------------------------------------------------------------------------------------------------------------


      During March 1997, the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in Sterling and bear interest at LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. At March 31, 1998, the compensating balance of $23.6 million is included in other assets in the consolidated balance sheets.

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

Note 9.  Acquisitions and Dispositions
      During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans. The dockyard principally provides repair and refitting services for the British Royal Navy's fleet of submarines and surface ships.
      During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
      During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India and the Philippines.
      In 1997, the Company recorded approximately $99.1 million excess of cost over net assets acquired primarily related to the purchase acquisitions of OGC and Kinhill.
      On September 30, 1997, the Company completed its acquisition of NUMAR through the merger of a subsidiary of the Company with and into NUMAR, the conversion of the outstanding NUMAR common stock into an aggregate of approximately 8.2 million shares of common stock of the Company and the assumption by the Company of the outstanding NUMAR stock options (for the exercise of which the Company has reserved an aggregate of approximately 0.9 million shares of common stock of the Company). The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company has not restated its financial statements to include NUMAR's historical operating results because they were not material to the Company. NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufacturers and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells.
      In December 1997, the Company sold its environmental services business to Tetra Tech, Inc. for approximately $32 million. The sale was prompted by the Company's desire to divest non-core businesses and had no significant effect on net income for the year.

Note 10.  Halliburton / Dresser Merger
      On February 26, 1998 the Company and Dresser Industries, Inc. (Dresser) announced that a definitive merger agreement was approved by the board of directors of both companies. Approximately 175 million newly issued shares of Halliburton common stock will be issued to Dresser shareholders at a one-for-one exchange ratio. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to Dresser's shareholders. The transaction is subject to regulatory approvals in the United States, Europe and several other countries, shareholder approvals and customary closing conditions. Dresser is a diversified company with operations in three industry segments: engineering services; petroleum products and services; and energy equipment. On April 20, 1998 the Company and Dresser announced that the companies have received requests for additional information concerning the proposed merger from the Antitrust Division of the Department of Justice. The requests were not unexpected and both the Company and Dresser plan to respond promptly to the Department of Justice. The companies continue to expect to complete the merger during the fall of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to the petroleum industry and other energy, industrial and governmental customers. Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations.

RESULTS OF OPERATIONS

Revenues
      Consolidated revenues increased 24% to $2,355.3 million in the first quarter of 1998 compared with $1,897.5 million in the same quarter of the prior year. Approximately 61% of the Company's consolidated revenues were derived from international activities in the first quarter of 1998 compared to 55% in the first quarter of 1997. Consolidated international revenues increased 36% in the first quarter of 1998 over the first quarter of 1997.
      Energy Group revenues increased by 42% compared with a 9% increase in drilling activity as measured by the worldwide rotary rig count for the same quarter of the prior year. United States revenues increased 20% compared to an increase in the United States rig count of 13% over the same quarter of the prior year. International revenues increased by 54%.
      Engineering and Construction Group revenues decreased 1% to $766.1 million compared with $777.2 million in the same quarter of the prior year. The decrease in revenues was due to the sale of the environmental services business in December 1997, lower activity in the pulp and paper industry, and lower activity levels in the Group's contract to provide technical and logistical support for military peacekeeping operations in Bosnia. These decreases were partially offset by higher engineering and construction services revenues for chemical construction and maintenance contracts and higher Asia/Pacific revenues due to the Kinhill acquisition.

Operating income
      Consolidated operating income increased 47% to $204.0 million for the three months ended March 31, 1998 from $138.7 million for the three months ended March 31, 1997. Approximately 55% of the Company's consolidated operating income was derived from international activities in the first quarter of 1998 compared to 64% in the first quarter of 1997.
      Energy Group operating income increased 58% to $185.0 million in the first quarter of 1998 compared with $117.2 million in the same quarter of the prior year. The operating income margin for the first quarter of 1998 was 11.6% compared with 10.5% for the first quarter of 1997. The increase in operating income was largely due to pressure pumping activities in North America, Europe/Africa and Asia/Pacific regions, improved margins on completion products and services and upstream oil and gas engineering services in Europe.
      Engineering and Construction Group operating income decreased 2% to $28.8 million compared with $29.4 million for the same quarter in the prior year. Operating income margins were 3.8% for the first quarter of 1998 and 1997. The decrease in operating income reflects the sale of the environmental business in December 1997 and lower activity levels in the Group's contract to provide technical and logistical support for military peacekeeping operations in Bosnia partially offset by improved margins on engineering and construction services contracts.

Nonoperating Items
      Interest expense increased to $11.3 million in the first quarter of 1998 compared with $6.1 million during the same quarter of the prior year due primarily to the Company's issuance of debt under the Company's medium-term note program in 1997 for working capital investments and acquisitions.
      Interest income decreased to $3.4 million in the first quarter of 1998 compared with $4.4 million during the same quarter of the prior year due to slightly lower levels of invested cash during the period.

      The effective income tax rate increased to 38.8% during the first quarter of 1998 from 38% for the first quarter of 1997 and is expected to remain between 38% and 39% for the year of 1998.
      Minority interest in net income of subsidiaries was $3.6 million for the first quarter of 1998 compared to $2.9 million for the first quarter of 1997.

Net income
      Net income in the first quarter of 1998 increased 42% to $117.8 million, or $0.44 per diluted share, compared with $83.0 million, or $0.32 per diluted share, in the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the first quarter of 1998 with cash and cash equivalents of $93.4 million, a decrease of $127.9 million from the end of 1997.

Operating activities
      Cash flows used in operating activities were $26.0 million in the first three months of 1998, as compared to $88.0 million in the first three months of 1997. The primary use of operating cash flow was to fund working capital requirements related to increased revenues from the Energy Group and for Engineering and Construction Group projects.

Investing Activities
      Capital expenditures were $156.3 million for the first quarter of 1998, an increase of 39% over the same quarter of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Group including strategic investments in oil and gas developments. The Company also continued its planned investment in its enterprise-wide information system.
      During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from 30% to 51% and DML borrowed $56.3 million under term loans (the Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Loans, the Company is required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in equal installments over the term of the Loans and earns interest at a rate equal to that of the Loans.

Financing activities
      Cash flows from financing activities were $43.9 million in the first three months of 1998 compared to $96.9 million in the first three months of 1997. The Company borrowed $70.0 million in short-term funds consisting of bank loans and $2.9 million of other short-term borrowings in the first three months of 1998. In the first three months of 1997, the Company repaid $45.0 million in short-term funds consisting of commercial paper and bank loans and issued $125.0 million principal amount of 6.75% notes under the Company's medium-term note program.
      The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. At March 31, 1998 the Company had committed short-term lines of credit totaling $200.0 million available and unused, and other short-term lines of credit totaling $275.0 million with several U.S. banks. Short-term borrowings of $70.0 million were outstanding under these facilities at March 31, 1998.

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

Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, tenor (time horizon) of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading or speculative purposes. There have been no material changes at March 31, 1998 to the amounts reported at December 31, 1997 to the Company's calculated value at risk from foreign exchange derivative instruments. The Company's interest rate exposures at March 31, 1998 were also materially unchanged from December 31, 1997.

HALLIBURTON / DRESSER MERGER

      On February 26, 1998 the Company and Dresser Industries, Inc. (Dresser) announced that a definitive merger agreement was approved by the board of directors of both companies. Approximately 175 million newly issued shares of Halliburton common stock will be issued to Dresser shareholders at a one-for-one exchange ratio. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to Dresser's shareholders. The transaction is subject to regulatory approvals in the United States, Europe and several other countries, shareholder approvals and customary closing conditions. Dresser is a diversified company with operations in three industry segments: engineering services; petroleum products and services; and energy equipment. On April 20, 1998 the Company and Dresser announced that the companies have received requests for additional information concerning the proposed merger from the Antitrust Division of the Department of Justice. The requests were not unexpected and both the Company and Dresser plan to respond promptly to the Department of Justice. The companies continue to expect to complete the merger during the fall of 1998.

ENVIRONMENTAL MATTERS

       The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 8 to the financial statements.

YEAR 2000 ISSUE

       The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000. Such computer system failures by the Company's software and hardware or that of government entities, service providers, vendors and customers could result in business interruptions. In response to the Year 2000 issue, the Company has formed a cross-functional task force responsible for assessing the Company's Year 2000 readiness. The task force has developed a comprehensive plan to assess the Company's Year 2000 risk and is in the process of performing its review. The Company's approach is intended to minimize the number and impact of Year 2000 problems. The Company anticipates that certain software will require replacement or modification. Independent of, but concurrent with, the Company's Year 2000 review, the Company is installing an enterprise-wide business information system. This information system is scheduled to replace approximately two-thirds of the Company's key finance, administrative and marketing software systems before the end of 1999 and is Year 2000 compliant. In addition, the Company is in the process of replacing its desktop computing equipment and software. Based on the Company's review to date, it does not expect the cost of software replacement or modification not currently included in the Company's enterprise-wide information system to be material to its financial position or results of operations.

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

FORWARD-LOOKING INFORMATION

       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information reflects the Company's best judgment based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria; technological and structural changes in the industries served by the Company; computer software and hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and the Company which may be impacted by the Year 2000 issue;
completion of the announced merger with Dresser; integration of acquired businesses into the Company; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; risks from entering into fixed fee engineering, procurement and construction projects where failure to meet schedule, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      2(a) Agreement and Plan of Merger dated as of February 25, 1998 by and among Halliburton Company, Halliburton N.C., Inc., and Dresser Industries, Inc. (incorporated by reference to Exhibit C to
             Schedule 13D filed on March 9, 1998).

      2(b) Stock Option Agreement dated as of February 25, 1998 by and between Halliburton and Dresser (incorporated by reference to Exhibit B to Schedule 13D filed on March 9, 1998).

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

*     27(a)  Financial  data  schedule  for  the  quarter  ended  March 31, 1998
             (included only in the copy of this report filed electronically with the Commission).

*     27(b)  Restated  financial  data  schedules  for  interim  periods of 1997
             (included only with the copy of this report filed electronically with the Commission).

*     27(c)  Restated financial data schedules for interim and annual periods of
             1996   (included  only   with  the   copy  of  this   report  filed
             electronically with the Commission).

*     27(d)  Restated financial data  schedule for  the  year ended December 31,
             1995   (included   only  with  the   copy  of  thi s  report  filed
             electronically with the Commission).

      *        filed with this Form 10-Q

(b)   Reports on Form 8-K

      During the first quarter of 1998:

      A Current Report on Form 8-K dated January 22, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated January 22, 1998 announcing fourth quarter earnings.

      A Current Report on Form 8-K dated February 17, 1998, was filed reporting on Item 5. Other Events, regarding two press releases dated February 17, 1998, announcing the Company will provide a wide range of services as part of the Terra Nova Alliance for Petro-Canada and the Terra Nova development and an alliance agreement at Elk Hills between two of the Company's business units with Occidental.

      A Current Report on Form 8-K dated February 19, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated February 19, 1998 announcing the shareholders' annual meeting and declaration of the first quarter 1998 dividend.

      A Current Report on Form 8-K dated February 26, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated March 3, 1997 that the Company and Dresser Industries, Inc. have entered into a definitive merger agreement.

      A Current Report on Form 8-K dated March 17, 1998, was filed  reporting on
      Item 5. Other Events, regarding a press release dated March 17, 1998 announcing the postponement of the shareholders' annual meeting.

      During the second quarter of 1998 to the date hereof:

      A Current Report on Form 8-K dated April 20, 1998, was filed  reporting on
      Item 5. Other Events, regarding a press release dated April 20, 1998 regarding an information request from the U.S. Department of Justice concerning the proposed merger between the Company and Dresser Industries, Inc.

      A Current Report on Form 8-K dated April 22, 1998, was filed  reporting on
      Item 5. Other Events, regarding a press release dated April 22, 1998 announcing the Company's first quarter earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       HALLIBURTON COMPANY




Date      May 6, 1998                  By  /s/  Gary V. Morris
    -----------------------------         -------------------------------
                                                Gary V. Morris
                                          Executive Vice President and
                                             Chief Financial Officer




Date            May 6, 1998                /s/  R. Charles Muchmore, Jr.
    -----------------------------          ------------------------------
                                                R. Charles Muchmore, Jr.
                                             Vice President and Controller
                                             Principal Accounting Officer




Index to exhibits filed with this quarterly report.

Exhibit
Number        Description
-------       --------------------

27(a)         Financial data schedule for the three months ended March 31, 1998.

27(b) Financial data schedules for the three months ended March 31, 1997; six months ended June 30, 1997; and nine months ended September 30, 1997.

27(c) Financial data schedules for the three months ended March 31, 1996; six months ended June 30, 1996; nine months ended September 30, 1996; and twelve months ended December 31, 1996.

27(d)         Financial data schedule for the year ended December 31, 1995.