Form 10-Q
period 1998-06-30
HALLIBURTON CO
filed 1998-08-12
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

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

Common stock, par value $2.50 per share:
Outstanding at July 31, 1998 - 263,194,766


                                                           INDEX

                                                                                                      Page No.
           PART I.     FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at June 30, 1998 and
                         December 31, 1997                                                                   2

                       Condensed Consolidated Statements of Income for the three and six
                         months ended June 30, 1998 and 1997                                                 3

                       Condensed Consolidated Statements of Cash Flows for the six months
                         ended June 30, 1998 and 1997                                                        4

                       Notes to Condensed Consolidated Financial Statements                                5-8

           Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                   9-15

          PART II.     OTHER INFORMATION

           Item 4.     Submission of Matters to a Vote of Security Holders                                  16

           Item 6.     Listing of Exhibits and Reports on Form 8-K                                       17-18

        Signatures                                                                                          19

         Exhibits:     Restated  Certificate  of  Incorporation  of  Halliburton
                         Company  filed with  the Secretary of State of Delaware
                         on July 23, 1998.

                       Halliburton   Elective  Deferral  Plan,  as  amended  and
                         restated effective January 1, 1998.

                       Halliburton    Company    Senior   Executives'   Deferred
                         Compensation  Plan,  as amended  and restated effective
                         January 1, 1998.

                       Financial data schedule for the six months ended June 30, 1998
                          (included only in the copy of this report filed electronically with the Commission).

                                       1



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                    HALLIBURTON COMPANY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                   (In millions of dollars and shares except per share)

                                                                                         June 30            December 31
                                                                                          1998                  1997
                                                                                    ---------------      ----------------
                                        ASSETS
Current assets:
Cash and equivalents                                                                $        145.4       $        221.3
Receivables:
  Notes and accounts receivable                                                            2,039.4              1,815.8
  Unbilled work on uncompleted contracts                                                     503.5                390.0
                                                                                    ---------------      ----------------
    Total receivables                                                                      2,542.9              2,205.8
Inventories                                                                                  394.1                326.9
Deferred income taxes, current                                                               129.1                106.6
Other current assets                                                                         121.8                111.0
                                                                                    ---------------      ----------------
   Total current assets                                                                    3,333.3              2,971.6
Property, plant and equipment,
   less accumulated depreciation of $2,372.5 and $2,325.3                                  1,814.2              1,662.7
Equity in and advances to related companies                                                  415.9                338.7
Excess of cost over net assets acquired                                                      312.2                323.1
Deferred income taxes, noncurrent                                                             77.0                 91.3
Other assets                                                                                 233.4                215.6
                                                                                    ---------------      ----------------
   Total assets                                                                     $      6,186.0       $      5,603.0
                                                                                    ===============      ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable                                                            $        319.1       $          2.7
Current maturities of long-term debt                                                           8.1                  7.1
Accounts payable                                                                             694.8                586.5
Accrued employee compensation and benefits                                                   212.3                262.3
Advance billings on uncompleted contracts                                                    298.1                303.7
Income taxes payable                                                                         198.2                213.1
Deferred revenues                                                                             44.9                 38.4
Other current liabilities                                                                    369.8                359.1
                                                                                    ---------------      ----------------
   Total current liabilities                                                               2,145.3              1,772.9
Long-term debt                                                                               525.4                538.9
Reserve for employee compensation and benefits                                               329.9                323.6
Other liabilities                                                                            370.0                363.2
Minority interest in consolidated subsidiaries                                                19.3                 19.7
                                                                                    ---------------      ----------------
  Total liabilities and minority interest                                                  3,389.9              3,018.3
                                                                                    ---------------      ----------------
Shareholders' equity:
  Common stock, par value $2.50 per share -
    authorized 400.0 shares, issued 269.5 and 268.8 shares                                   673.6                672.0
  Paid-in capital in excess of par value                                                     106.3                 87.2
  Cumulative translation adjustment                                                          (17.2)               (15.0)
  Retained earnings                                                                        2,135.8              1,947.6
                                                                                    ---------------      ----------------
                                                                                           2,898.5              2,691.8
  Less 6.3 and 6.5 shares of treasury stock, at cost                                         102.4                107.1
                                                                                    ---------------      ----------------
  Total shareholders' equity                                                               2,796.1              2,584.7
                                                                                    ---------------      ----------------
    Total liabilities and shareholders' equity                                      $      6,186.0       $      5,603.0
                                                                                    ===============      ================

See notes to condensed consolidated financial statements.


                                                    HALLIBURTON COMPANY
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                      (In millions of dollars except per share data)


                                                                       Three Months                        Six Months
                                                                      Ended June 30                      Ended June 30
                                                              -------------------------------    -------------------------------
                                                                  1998             1997              1998             1997
                                                              -------------    --------------    -------------    --------------
Revenues
  Energy Group                                                $     1,707.0    $     1,456.4     $     3,296.2     $   2,576.7
  Engineering and Construction Group                                  768.6            774.7           1,534.7         1,551.9
                                                              -------------    --------------    -------------     -------------
     Total revenues                                           $     2,475.6    $     2,231.1     $     4,830.9     $   4,128.6
                                                              =============    ==============    =============     =============

Operating income
  Energy Group                                                $       198.3    $       160.1     $       383.3     $     277.3
  Engineering and Construction Group                                   49.9             30.0              78.7            59.4
  General corporate                                                    (9.8)            (8.1)            (19.6)          (16.0)
                                                              -------------    --------------    -------------     -------------
    Total operating income                                            238.4            182.0             442.4           320.7

Interest expense                                                      (12.7)            (9.7)            (24.0)          (15.8)
Interest income                                                         3.5              2.1               6.9             6.5
Foreign currency gains (losses)                                        (0.1)            (0.4)              2.3             0.6
Other nonoperating income (expense), net                               (0.4)            (0.1)             (0.5)            0.5
                                                              -------------    --------------    -------------     -------------
Income before income taxes and minority
  interests                                                           228.7            173.9             427.1           312.5
Provision for income taxes                                            (88.3)           (68.5)           (165.3)         (121.2)
Minority interest in net income of subsidiaries                        (3.9)            (3.5)             (7.5)           (6.4)
                                                              -------------    --------------    -------------     -------------


Net income                                                    $       136.5    $       101.9     $       254.3     $     184.9
                                                              =============    ==============    =============     =============

Income per share:
  Basic                                                       $      0.52      $       0.40      $      0.97       $      0.73
  Diluted                                                     $      0.51      $       0.40      $      0.95       $      0.72
Cash dividends paid per share                                 $     0.125      $      0.125      $      0.25       $      0.25


See notes to condensed consolidated financial statements.


                                                    HALLIBURTON COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                 (In millions of dollars)


                                                                                                 Six Months
                                                                                                Ended June 30
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------
Cash flows from operating activities:
  Net income                                                                           $     254.3        $     184.9
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                                                          167.4              148.1
      Provision (benefit) for deferred income taxes                                           (8.2)              (7.1)
      Distributions from (advances to) related companies net of
           equity in (earnings) or losses                                                    (81.6)             (39.4)
      Other non-cash items                                                                    12.3                5.2
      Other changes, net of non-cash items:
        Receivables                                                                         (338.4)            (220.2)
        Inventories                                                                          (67.3)             (37.1)
        Accounts payable                                                                     119.3              (83.8)
        Other working capital, net                                                           (91.4)              (3.4)
        Other, net                                                                            11.4               29.0
                                                                                       -------------      -------------
  Total cash flows from operating activities                                                 (22.2)             (23.8)
                                                                                       -------------      -------------
Cash flows from investing activities:
  Capital expenditures                                                                      (326.1)            (259.2)
  Sales of property, plant and equipment                                                      26.5               27.8
  Sales (purchases) of businesses, net of cash (disposed) acquired                             4.0             (124.7)
  Other investing activities                                                                  (1.5)             (35.9)
                                                                                       -------------      -------------
  Total cash flows from investing activities                                                (297.1)            (392.0)
                                                                                       -------------      -------------
Cash flows from financing activities:
  Proceeds from long-term borrowing                                                             -               175.6
  Payments on long-term borrowings                                                           (12.7)              (0.4)
  Borrowings (repayments) of short-term debt                                                 316.4              100.8
  Payments of dividends to shareholders                                                      (66.1)             (63.3)
  Proceeds from exercises of stock options                                                    15.1               38.8
  Payments to re-acquire common stock                                                         (1.4)              (0.7)
  Other financing activities                                                                  (4.8)               3.5
                                                                                       -------------      -------------
  Total cash flows from financing activities                                                 246.5              254.3
                                                                                       -------------      -------------
Effect of exchange rate changes on cash                                                       (3.1)              (1.7)
                                                                                       -------------      -------------
Decrease in cash and equivalents                                                             (75.9)            (163.2)
Cash and equivalents at beginning of year                                                    221.3              213.6
                                                                                       -------------      -------------
Cash and equivalents at end of period                                                  $     145.4        $      50.4
                                                                                       =============      =============

Cash payments during the period for:
  Interest                                                                             $      24.6        $      14.1
  Income taxes                                                                               158.2               55.6

Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                                    $       4.6        $     286.3
  Liabilities disposed of in dispositions of businesses                                       13.4               17.9


See notes to condensed consolidated financial statements.

                               HALLIBURTON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Management Representation
      The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
      The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K/A.
      In the opinion of the Company, the financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1998 and 1997 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Comprehensive Income

                                                         Three Months                      Six Months
                                                         Ended June 30                    Ended June 30
                                                  ----------------------------    ------------------------------
                                                     1998           1997             1998              1997
                                                  ------------  --------------    -----------      -------------
                                                     (Millions of dollars)            (Millions of dollars)
              Comprehensive income:
                Net income                        $    136.5    $     101.9       $    254.3       $    184.9
                Cumulative translation
                   adjustment, net of tax               (4.9)          12.9             (2.2)             1.7
                                                  ------------  --------------    -------------    -------------
              Total comprehensive income          $    131.6    $     114.8       $    252.1       $    186.6
                                                  ============  ==============    =============    =============

      Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company.

Note 3. Inventories

                                                    June 30      December 31
                                                     1998            1997
                                                  ------------  ---------------
                                                     (Millions of dollars)

              Sales items                         $    142.3    $       114.9
              Supplies and parts                       179.2            158.1
              Work in process                           40.5             29.3
              Raw materials                             32.1             24.6
                                                  ------------  ---------------
                 Total                            $    394.1    $       326.9
                                                  ============  ===============

      About forty percent of all sales items (including related work in process and raw materials) are valued using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $3.1 million and $3.4 million higher than reported at June 30, 1998 and December 31, 1997, respectively.

Note 4. General and Administrative Expenses
      General and administrative expenses were $64.3 million and $57.9 million for the three months ended June 30, 1998 and 1997, respectively. General and administrative expenses were $122.9 million and $108.9 million for the six months ended June 30, 1998 and 1997, respectively.

Note 5. Income Per Share
      Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. The following table reconciles basic and diluted net income.


                                                           Three Months                       Six Months
                                                           Ended June 30                     Ended June 30
                                                   ------------------------------    ------------------------------
                                                      1998              1997            1998             1997
                                                   ------------     -------------    ------------    --------------
                                                     (Millions of dollars and          (Millions of dollars and
                                                   shares except per share data)     shares except per share data)
Net income                                         $    136.5       $   101.9        $   254.3       $    184.9
                                                   ============     =============    ============    ==============

Basic weighted average shares                           262.9           253.1            262.8            252.9
Effect of common stock equivalents                        3.6             2.9              3.5              2.8
                                                   ------------     -------------    ------------    --------------
Diluted weighted average shares                         266.5           256.0            266.3            255.7
                                                   ============     =============    ============    ==============

Net income per share:
   Basic                                           $     0.52       $    0.40        $   0.97        $     0.73
                                                   ============     =============    ============    ==============
   Diluted                                         $     0.51       $    0.40        $   0.95        $     0.72
                                                   ============     =============    ============    ==============

      Options to purchase 1.1 million shares of common stock which were outstanding during the six months ended June 30, 1998 were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.

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


                                                           Three Months                       Six Months
                                                           Ended June 30                    Ended June 30
                                                   ------------------------------   -------------------------------
                                                      1998             1997             1998             1997
                                                   ------------    --------------   -------------    --------------
                                                       (Millions of dollars)            (Millions of dollars)
                Revenues                           $    131.2      $    144.8       $    198.6       $     236.2
                                                   ============    ==============   =============    ==============
                Operating income                   $     17.9      $     34.4       $     30.7       $      41.0
                                                   ============    ==============   =============    ==============
                Net income                         $     12.3      $     23.4       $     21.2       $      28.0
                                                   ============    ==============   =============    ==============

      Included in the Company's revenues for the three months ended June 30, 1998 and 1997 are equity in income of related companies of $31.0 million and $40.2 million, respectively. The amounts included in revenues for the six months ended June 30, 1998 and 1997 are $61.2 million and $60.6 million, respectively.
      In the second quarter of 1997, Halliburton Energy Services, which is part of the Energy Group, acquired a 26% ownership interest in Petroleum Engineering Services (PES) for approximately $33.6 million. The purchase price is included in purchases of businesses in the condensed consolidated statements of cash flows.

Note 7. Long-Term Debt
      During 1997 the Company issued notes under its medium-term note program as follows:

          Amount                Issue Date              Due                 Rate                Prices                Yield
--------------------------- ------------------- -------------------- -------------------- -------------------- --------------------
      $ 125  million             02/11/97           02/01/2027             6.75%                99.78%                6.78%
      $  50  million             05/12/97           05/12/2017             7.53%                Par                   7.53%
      $  50  million             07/08/97           07/08/1999             6.27%                Par                   6.27%
      $  75  million             08/05/97           08/05/2002             6.30%                Par                   6.30%
--------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

      During March 1997, the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in Sterling and bear interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in proportion to the outstanding debt related to the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. The compensating balance of $16.6 million at June 30, 1998 is included in other assets in the condensed consolidated balance sheet.

Note 8. Commitments and Contingencies
      The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800s through the mid 1950s in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activity. Brown & Root is one of nine participating PRPs which have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until sometime in 1999. Although the entire Jasper County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires Brown & Root to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises
3.95 square miles. Brown & Root's share of the cost of such a study is not expected to be material. In addition to the superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
     The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 9.  Acquisitions and Dispositions
     During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the
Government of the United  Kingdom's  Royal  Dockyard in Plymouth,  England,  for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans.
     During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
     During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering for mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India, and the Philippines.
      In 1997, the Company recorded approximately $99.1 million excess of cost over net assets acquired primarily related to the purchase acquisitions of OGC and Kinhill.
      On September 30, 1997, the Company completed its acquisition of NUMAR Corporation (NUMAR) through the merger of a subsidiary of the Company with and into NUMAR, the conversion of the outstanding NUMAR common stock into an aggregate of approximately 8.2 million shares of common stock of the Company and the assumption by the Company of the outstanding NUMAR stock options (for the exercise of which the Company has reserved an aggregate of approximately 0.9 million shares of common stock of the Company). The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company has not restated its financial statements to include NUMAR's historical operating results because they are not material to the Company. NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufacturers and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells.
     In December 1997, the Company sold its environmental services business to Tetra Tech, Inc. for approximately $32 million. The sale was prompted by the Company's desire to divest non-core businesses and had no significant effect on net income in 1997.

Note 10.  Halliburton / Dresser Merger
      On February 26, 1998 the Company and Dresser Industries, Inc. (Dresser) announced that a definitive merger agreement was approved by the board of directors of both companies and executed on February 25, 1998. Approximately 175 million newly issued shares of Company common stock will be issued to Dresser shareholders at a one-for-one exchange ratio. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to Dresser's shareholders. Dresser is a diversified company with operations in three industry segments: engineering services; petroleum products and services; and energy equipment. The transaction is subject to regulatory approvals in the United States and several other countries and customary closing conditions. On April 20, 1998, the Company and Dresser announced that the companies had received requests for additional information concerning the proposed merger from the Antitrust Division of the U.S. Department of Justice. The requests were not unexpected and both the Company and Dresser are responding to the Department of Justice. The Company has offered the Department of Justice its written commitment to divest its 36% interest in M-I L.L.C. On June 25, 1998, shareholders of the Company voted their approval for (1) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized common shares from 400 million to 600 million and (2) the issuance of Company common stock pursuant to the merger agreement between the Company and Dresser. Also, at a separate meeting on June 25, 1998, shareholders of Dresser approved the merger agreement between Halliburton and Dresser. On July 6, 1998, the Company and Dresser received the European Commission's decision that the Commission will not oppose the merger of the two companies. On July 9, 1998, the Company announced receipt of an Advance Ruling Certificate from the Canadian Bureau of Competition Policy clearing the merger of the two companies. The companies continue to expect to complete the merger during the fall of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS ENVIRONMENT

      The Company operates in over 100 countries around the world to provide a variety of energy services and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations.
      About 79% of the Company's revenues in 1997 were derived from the sale of services and products, including construction activities, to the energy industry. The decline in oil prices in the first half of 1998 has translated into a decrease in the worldwide average rotary rig count and some hesitation on the part of customers of the Company to commit to longer-term projects. In response to potentially weakening markets in some areas of the world, the Company is implementing plans to reduce the number of employees in those geographic areas where activity levels are lower than expected, to scale back discretionary spending on capital expenditures and to curtail discretionary travel and other expenses.

RESULTS OF OPERATIONS

Second Quarter of 1998 Compared with the Second Quarter of 1997
Revenues
      Consolidated revenues increased 11% to $2,475.6 million in the second quarter of 1998 compared with $2,231.1 million in the same quarter of the prior year. Approximately 61% of the Company's consolidated revenues were derived from international activities in the second quarter of 1998 compared to 59% in the second quarter of 1997. Consolidated international revenues increased 16% in the second quarter of 1998 over the second quarter of 1997. Consolidated United States revenues increased by 3% in the second quarter of 1998 compared to the second quarter of 1997.
      Energy Group revenues increased by 17% for the second quarter of 1998 over the same quarter of the prior year notwithstanding an 8% decrease in drilling activity as measured by the worldwide rotary rig count. International revenues increased by 22% and United States revenues increased 6% in the second quarter of 1998 while the United States rig count decreased 7% for the second quarter of 1998 as compared to the same quarter of the prior year. Most of the increased revenues were from pressure pumping activities, notably in Europe/Africa, and upstream oil and gas engineering services.
     Engineering and Construction Group revenues were $768.6 million in the second quarter of 1998 compared to $774.7 million in the same quarter of the prior year. The slight decrease in revenues was due to the sale of the environmental services business in December 1997, lower activity in the pulp and paper industry, and lower activity levels in the Group's contract to provide technical and logistical support for military peacekeeping operations in Bosnia. These decreases were almost entirely offset by increased revenues recognized for engineering and construction services for refining and civil contracts in the United States and Latin America and increased revenues in Asia/Pacific from Kinhill, which was acquired in the third quarter of 1997.

Operating Income
      Consolidated operating income increased 31% to $238.4 million in the second quarter of 1998 compared with $182.0 million in the same quarter of the prior year. Approximately 54% of the Company's consolidated operating income was derived from international activities in both the second quarter of 1998 and 1997.
      Energy Group operating income increased 24% to $198.3 million in the second quarter of 1998 compared with $160.1 million in the same quarter of the prior year. The operating margin for the second quarter of 1998 was 11.6% compared to the prior year second quarter operating margin of 11.0%. Improved operating income was largely due to pressure pumping in the North America, Europe/Africa and Asia/Pacific regions, improved margins on sales of completion products in the Europe/Africa, Latin America and Asia/Pacific regions, and upstream oil and gas engineering services in Europe and North America.
      Engineering and Construction Group operating income increased 66% to $49.9 million in the second quarter of 1998 compared to $30.0 million in the second quarter of the prior year. Operating margins were 6.5% in the second quarter of

1998 compared to 3.9% in the prior year second quarter. Second quarter operating income benefited from a claim on a Middle Eastern construction project. Excluding this settlement, operating margins for the second quarter of 1998 for the Group were about 4.5%. Included in second quarter operating income are improved results from construction and engineering services for the chemicals and refining lines of business.

 Nonoperating Items
      Interest expense increased to $12.7 million in the second quarter of 1998 compared to $9.7 million in the same quarter of the prior year due primarily to the Company's issuance of debt under the Company's medium-term note program in 1997 for working capital, capital expenditures and acquisitions.
      Interest income in the second quarter of 1998 increased to $3.5 million from $2.1 million in the second quarter of 1997 primarily due to higher levels of invested cash.
      Foreign currency losses were $0.1 million for the second quarter of 1998 as compared to $0.4 million for the same quarter in 1997.
      The effective income tax rate decreased to 38.6% for the second quarter of 1998 from 39.4% for the second quarter of 1997 and is expected to remain between 38% and 39% for the year of 1998.
      Minority interest in net income of subsidiaries for the second quarter of 1998 increased to $3.9 million compared to $3.5 million for the second quarter of 1997.

Net Income
      Net income in the second quarter of 1998 increased 34% to $136.5 million, or $0.51 per diluted share, compared with $101.9 million, or $0.40 per diluted share, in the same quarter of the prior year.

First Six Months of 1998 Compared with the First Six Months of 1997
Revenues
      Consolidated revenues increased 17% to $4,830.9 million in the first six months of 1998 compared with $4,128.6 million in the same period of the prior year. Approximately 61% of the Company's consolidated revenues were derived from international activities in the first six months of 1998 compared to 57% in the same period of 1997. Consolidated international revenues increased 25% in the first six months of 1998 over the same period of 1997. Consolidated United States revenues increased by 6% in the first six months of 1998 compared to the same period of 1997.
      Energy Group revenues increased 28% for the first six months of 1998 over the same period of the prior year compared with a 1% increase in drilling activity as measured by the worldwide rotary rig count. International revenues increased by 36% and United States revenues increased 13% in the first six months of 1998 while the international rig count decreased 1% and the United States rig count increased 3% as compared to the same period of the prior year. A large part of the increase in revenues were from upstream oil and gas engineering services.
     Engineering and Construction Group revenues decreased 1% to $1,534.7 million in the first six months of 1998 compared with $1,551.9 million in the same six month period of the prior year. Lower revenues were due to the sale of the environmental services business in December 1997, lower activity in the pulp and paper industry and lower activity levels in the Group's contract to provide technical and logistical support for military peacekeeping operations in Bosnia. These decreases were partially offset by improved revenues recognized for engineering and construction services for refining and civil contracts in the United States and Latin America and increased revenues in Asia/Pacific from Kinhill, which was acquired in the third quarter of 1997.

Operating Income
      Consolidated operating income increased 38% to $442.4 million in the first six months of 1998 compared with $320.7 million in the same period of the prior year. Approximately 54% of the Company's consolidated operating income was derived from international activities in the first six months of 1998 compared to 58% in the same period of 1997.
      Energy Group operating income increased 38% to $383.3 million in the first six months of 1998 compared with $277.3 million in the same period of the prior year. The operating margin for the first six months of 1998 was 11.6% compared to the prior year operating margin for the same period of 10.8%. The improvement in operating income was due largely to pressure pumping in the North America, Europe/Africa and Asia/Pacific regions, improved margins on sales of completion products in the North America and Latin America regions, and upstream oil and gas engineering services in Europe and North America.
      Engineering and Construction Group operating income for the first six months of 1998 increased 32% to $78.7 million compared to 1997 operating income of $59.4 million for the same period. Operating margins improved to 5.1% for the first six months of 1998 from 3.8% for the same period in 1997. Operating income includes settlement of a claim on a Middle Eastern construction project. Excluding this settlement, operating margins for the first six months of 1998 for the Group were about 4.2%. Operating income for the first six months of 1998 include improved results from construction and engineering services for the chemicals and refining lines of business.

Nonoperating Items
      Interest expense increased to $24.0 million in the first six months of 1998 compared to $15.8 million in the same period of the prior year due primarily to the Company's issuance of debt under the Company's medium-term note program in 1997 for working capital, capital expenditures and acquisitions.
      Interest income in the first six months of 1998 increased to $6.9 million from $6.5 million in the same period of 1997 primarily due to higher levels of invested cash.
      Foreign currency gains were $2.3 million for the first six months of 1998 as compared to $0.6 million for the same period in 1997.
      The effective income tax rate was 38.7% for the first six months of 1998 and 38.8% for the same period of 1997. The effective income tax rate is expected to remain between 38% and 39% for the year of 1998.
      Minority interest in net income of subsidiaries was $7.5 million for the first six months of 1998 compared to $6.4 million for the same period in the prior year.

Net Income
      Net income in the first six months of 1998 increased 38% to $254.3 million, or $0.95 per diluted share, compared with $184.9 million, or $0.72 per diluted share, in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company ended the second quarter of 1998 with cash and equivalents of $145.4 million, a decrease of $75.9 million from the end of 1997.

Operating Activities
      Cash flows used for operating activities were $22.2 million in the first six months of 1998, as compared to cash flows used for operating activities of $23.8 million in the first six months of 1997. The major operating activity use of cash in 1998 was to fund working capital requirements related to increased revenues from the Energy Group and for Engineering and Construction Group projects. Operating cash was also used in funding cash needs of unconsolidated subsidiaries.

Investing Activities
      Capital expenditures were $326.1 million for the first six months of 1998, an increase of 26% over the same period of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Group which includes strategic investments in oil and gas developments. The Company also continued its planned investments in its enterprise-wide information system.
      During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans (the Dockyard Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide initially a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in proportion to the outstanding debt related to the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans.

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

Financing Activities
      Cash flows from financing activities were $246.5 million in the first six months of 1998 compared to cash flows of $254.3 million in the first six months of 1997. The Company borrowed $316.4 million in short-term funds consisting of commercial paper and bank loans in the first six months of 1998. Proceeds from exercises of stock options provided cash flows of $15.1 million in the first six months of 1998 compared to $38.8 million in the same period of the prior year.
      In the first six months of 1997, the Company borrowed $100.8 million in short-term funds net of repayments consisting of commercial paper and bank loans. Also in the first six months of 1997, the Company issued $125.0 million principal amount of 6.75% notes and $50.0 million principal amount of 7.53% notes under the Company's medium-term note program.
      The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. The Company's debt was 23% of total capitalization at June 30, 1998 compared to 18% at December 31, 1997. At June 30, 1998, the Company had committed short-term lines of credit totaling $350.0 million available and unused, and other short-term lines of credit totaling $315.0 million with several U.S. banks. Short-term borrowings of $182.0 million were outstanding under these facilities at June 30, 1998.

FINANCIAL INSTRUMENT MARKET RISK

      The Company is currently exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, the Company selectively hedges its foreign currency exposure through the use of currency derivative instruments. The objective of such hedging is to protect the Company's dollar cash flows from fluctuations in currency rates of foreign denominated sales or purchases of goods or services. Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, tenor (time horizon) of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading or speculative purposes. There have been no material changes at June 30, 1998 to the amounts reported at December 31, 1997 to the Company's calculated value at risk from foreign exchange derivative instruments. The Company's interest rate exposures at June 30, 1998 were not materially changed from December 31, 1997.

HALLIBURTON / DRESSER MERGER

      On February 26, 1998 the Company and Dresser Industries, Inc. (Dresser) announced that a definitive merger agreement was approved by the board of directors of both companies and executed on February 25, 1998. Approximately 175 million newly issued shares of Company common stock will be issued to Dresser shareholders at a one-for-one exchange ratio. The transaction will be accounted for by the pooling of interests method of accounting for business combinations and is expected to be tax-free to Dresser's shareholders. Dresser is a diversified company with operations in three industry segments: engineering services; petroleum products and services; and energy equipment. The transaction is subject to regulatory approvals in the United States and several other countries and customary closing conditions. On April 20, 1998, the Company and Dresser announced that the companies had received requests for additional information concerning the proposed merger from the Antitrust Division of the U.S. Department of Justice. The requests were not unexpected and both the Company and Dresser are responding to the Department of Justice. The Company has offered the Department of Justice its written commitment to divest its 36% interest in M-I L.L.C. On June 25, 1998, shareholders of the Company voted their approval for (1) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized common shares from 400 million to 600 million and (2) the issuance of Company common stock pursuant to the merger agreement between the Company and Dresser. Also, at a separate meeting on June 25, 1998, shareholders of Dresser approved the merger agreement between Halliburton and Dresser. On July 6, 1998, the Company and Dresser received the European Commission's decision that the Commission will not oppose the merger of the two companies. On July 9, 1998, the Company announced receipt of an Advance Ruling Certificate from the Canadian Bureau of Competition Policy clearing the merger of the two companies. The companies continue to expect to complete the merger during the fall of 1998.

ENVIRONMENTAL MATTERS

       The Company is involved as a potentially responsible party in remedial activities to clean up various "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 8 to the condensed consolidated financial statements for additional information on the one site.

YEAR 2000 ISSUE

       The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company.
        In response to the Y2K issue, the Company has implemented an enterprise-wide Year 2000 Program designed to identify, assess and address significant Y2K issues in the Company's key business operations, including products and services, suppliers, business and engineering applications, information technology systems, facilities and infrastructure and joint venture projects.
       The Year 2000 Program is a comprehensive, integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chips technology. The primary phases of the program are: (1) inventorying existing equipment and systems; (2) analyzing equipment and systems to identify those which are not Y2K ready and to prioritize critical items; (3) remediating, repairing or replacing non-Y2K ready equipment and systems; and (4) testing to verify Y2K readiness has been achieved. The Company anticipates having the Company's products and mission-critical systems and equipment Y2K ready during the first half of 1999 with the balance of the year reserved for testing and implementation of new and modified programs as required.
       At the end of the second quarter of 1998, the inventory of equipment and systems was substantially complete. The analysis phase is underway. Remediation/installation for the majority of these systems will be performed internally. The Company is utilizing outside contractors for remediation of major legacy accounting and administrative systems. Some information technology systems and Company manufactured products and developed software have been remediated and have entered the testing phase.
       The Company is in contact with its major suppliers and service providers to establish a mutual understanding of Y2K issues and to develop solutions with those suppliers. These suppliers are being surveyed as to their ability to provide products that are Y2K ready and to provide uninterrupted services. Critical suppliers are being further evaluated to review their Y2K programs. No suppliers have been identified who expect interruption of services or supplies to the Company.
       Independent of, but concurrent with, the Company's Y2K review, the Company is installing an enterprise-wide business information system. This information system is scheduled to replace approximately one-half of the Company's key finance, administrative and marketing software systems by the end of 1999 and is Y2K ready. In addition, the Company is in the process of replacing its desktop computing equipment and software and updating its communications infrastructure. The Company has determined that although some of the replaced desktop computing equipment and software may not be strictly Y2K compliant, such replacements are nevertheless suitable for the usage intended by the Company.
       Based on the Company's review to date, it does not expect the cost of software replacement or modification not currently included in the Company's enterprise-wide information system to be material to its financial position or results of operations.

       The Company entered into a merger agreement with Dresser on February 25, 1998. Within the guidelines of the U.S. Department of Justice regulations on pre-merger activities, the Company is evaluating Dresser's Y2K program in order to bring the two companies into a common Y2K program after the merger.

ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard defines reporting requirements for operating segments and related information about products and services, geographic areas and reliance on major customers. The Company is evaluating the impact of this statement on its current reporting and expects to adopt the new standard for its year ending December 31, 1998, with interim reporting beginning in 1999.
       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises existing requirements for employers' disclosures for pensions and other postretirement benefit plans. The standard does not change measurement or recognition standards for these plans. The Company plans to present the revised disclosure requirements in its 1998 Annual Report.
       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The guidelines set forth in SOP 98-1 do not differ significantly from the Company's current accounting policy for internal use software and therefore the Company does not expect a material impact on its results of operations or financial position from the adoption of SOP 98-1. The Company plans to adopt SOP 98-1 effective January 1, 1999.
       In April 1998,  the American  Institute of Certified  Public  Accountants
issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company is evaluating when it will adopt SOP 98-5 and is currently analyzing the impact on its results of operations from the adoption of SOP 98-5.
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133). This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 is effective for the Company beginning January 1, 2000. The Company is currently evaluating SFAS 133 to identify implementation and compliance methods and has not yet determined the effect, if any, on its results of operations or financial position.

FORWARD-LOOKING INFORMATION

       In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information reflects the Company's best judgment based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements. Such factors include: unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria; technological and structural changes in the industries served by the Company; computer software and hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and the Company which may be impacted by the Y2K issue; completion of the announced merger with Dresser; integration of acquired businesses into the Company; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; risks from entering into fixed fee engineering, procurement and construction projects where failure to meet schedule, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Special Meeting held in lieu of the Annual Meeting of Stockholders of the Company on June 25, 1998, stockholders of the Company were asked to consider and act upon (i) a proposal to amend the Company's Restated Certificate of Incorporation (the Charter) to increase the number of authorized shares of common stock from 400 million to 600 million, (ii) the proposal to issue approximately 175 million shares of Company common stock pursuant to a merger agreement between the Company and Dresser, (iii) the election of Directors for the ensuing year, and (iv) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of the Company for 1998. Set forth below with respect to each such matter, where applicable, is the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

      i.   Proposal to amend the Charter:

      Number of Votes For                189,647,051
      Number of Votes Against              3,181,243
      Number of Votes Abstaining             326,657
      Number of Broker Non-Votes          27,228,652

      ii. Proposal to issue approximately 175 million shares of Company common stock pursuant to the merger agreement with Dresser:

      Number of Votes For                191,980,121
      Number of Votes Against                461,627
      Number of Votes Abstaining             713,203
      Number of Broker Non-Votes          27,228,652

       iii.   Election of Directors:

      Name of Nominee                   Votes For              Votes Withheld

      Anne L. Armstrong                 219,675,972                707,631
      Richard B. Cheney                 219,736,074                647,529
      Lord Clitheroe                    219,710,834                672,769
      Robert L. Crandall                219,670,530                713,073
      Charles J. DiBona                 219,749,004                634,599
      William R. Howell                 219,717,060                666,543
      Dale P. Jones                     219,763,895                619,708
      Delano E. Lewis                   219,775,401                608,202
      C. J. Silas                       219,770,552                613,051
      Richard J. Stegemeier             219,709,495                674,108

      iv. Proposal  to  ratify  the   appointment  of  Arthur  Andersen  LLP  as
          independent accountants to examine the financial statements and books and records of the Company for 1998:

      Number of Votes For                219,832,966
      Number of Votes Against                299,950
      Number of Votes Abstaining             250,687

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

      2(a) Agreement and Plan of Merger dated as of February 25, 1998 by and among Halliburton Company, Halliburton N.C., Inc., and Dresser Industries, Inc. (incorporated by reference to Exhibit C to Halliburton Company's Schedule 13D filed on March 9, 1998).

      2(b) Stock Option Agreement dated as of February 25, 1998 by and between Halliburton Company and Dresser Industries, Inc. (incorporated by reference to Exhibit B to Halliburton Company's Schedule 13D filed on March 9, 1998).

*     3(a)   Restated   Certificate  of  Incorporation  of  Halliburton  Company
             filed with the Secretary of State of Delaware on July 23, 1998.

      3(b) By-laws of Halliburton Company, as amended (incorporated by reference to Halliburton Company's Registration Statement on Form S-3 File No. 333-32731 filed with the Securities and Exchange Commission on August 1, 1997).

*     10(a)  Halliburton  Elective   Deferral  Plan,  as  amended  and  restated
             effective January 1, 1998.

*     10(b)  Halliburton  Company   Senior  Executives'  Deferred   Compensation
             Plan, as amended and restated effective January 1, 1998.

*     27     Financial  data  schedule  for  the  six months ended June 30, 1998
             (included only in the copy of this report filed electronically with the Commission).

      *        filed with this Form 10-Q

      (b)     Reports on Form 8-K

      During the second quarter of 1998:

      A Current Report on Form 8-K dated April 20, 1998, was filed  reporting on
      Item 5. Other Events, regarding a press release dated April 20, 1998 disclosing an information request from the U.S. Department of Justice concerning the proposed merger between the Company and Dresser.

      A Current Report on Form 8-K dated April 22, 1998, was filed  reporting on
      Item 5. Other Events, regarding a press release dated April 22, 1998 announcing the Company's first quarter earnings.

      A Current  Report on Form 8-K dated May 8, 1998,  was filed  reporting  on
      Item 5. Other Events, regarding a press release dated May 8, 1998 announcing the date of the special meeting of shareholders.

      A Current  Report on Form 8-K dated May 19, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated May 19, 1998 announcing declaration of the second quarter dividend.

      A Current  Report on Form 8-K dated June 1, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated June 1, 1998 announcing the Company had renotified its proposed merger with Dresser to the European Commission.

      A Current Report on Form 8-K dated June 12, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated June 12, 1998 announcing the initial one-month review period under the European Community's merger regulations will expire on July 6, 1998.

      A Current Report on Form 8-K dated June 25, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated June 25, 1998 announcing the results of the Company's special shareholders' meeting.

      During the third quarter of 1998 to the date hereof:

      A Current  Report on Form 8-K dated July 6, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 6, 1998 announcing the proposed merger of the Company and Dresser was cleared by the European Commission.

      A Current  Report on Form 8-K dated July 7, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 7, 1998 announcing the Company's Halliburton Energy Services business unit was awarded a contract to provide zonal isolation and pumping services to Phillips Petroleum Norway.

      A Current  Report on Form 8-K dated July 9, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 9, 1998 announcing receipt of an Advance Ruling Certificate from the Canadian Bureau of Competition Policy clearing the merger of the Company and Dresser.

      A Current Report on Form 8-K dated July 16, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 16, 1998 announcing declaration of the third quarter dividend.

      A Current Report on Form 8-K dated July 22, 1998,  was filed  reporting on
      Item 5. Other Events, regarding a press release dated July 22, 1998 announcing 1998 second quarter earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HALLIBURTON  COMPANY





Date  August 12, 1998                       By  /s/ Gary V. Morris
                                              -------------------------
                                                    Gary V. Morris
                                            Executive Vice President and
                                               Chief Financial Officer




Date  August 12, 1998                       By /s/ R. Charles Muchmore, Jr.
                                              ------------------------------
                                                   R. Charles Muchmore, Jr.
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Index to exhibits filed with this quarterly report.

Exhibit
Number         Description
--------       --------------------

3(a) Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on July 23, 1998.

10(a) Halliburton Elective Deferral Plan, as amended and restated effective January 1, 1998.

10(b) Halliburton Company Senior Executives' Deferred Compensation Plan, as amended and restated effective January 1, 1998.

27 Financial data schedule for the six months ended June 30, 1998 (included only in the copy of this report filed electronically with the Commission).