Form 10-Q
period 1998-09-30
HALLIBURTON CO
filed 1998-11-16
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

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

 Common stock, par value $2.50 per share:
Outstanding at October 31, 1998 - 439,653,499


                                               HALLIBURTON COMPANY

                                                      Index


                                                                                                          Page No.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Quarterly Condensed Consolidated Financial Statements
           o Statements of Income for the three and nine months ended September 30, 1998 and 1997                2
           o Balance Sheets at September 30, 1998 and December 31, 1997                                          3
           o Statements of Cash Flows for the nine months ended September 30, 1998 and 1997                      4
           o Notes to Financial Statements
                1.  Management representations                                                                   5
                2.  Acquisitions and dispositions                                                                5
                3.  Business segment information                                                                 6
                4.  Inventories                                                                                  7
                5.  Dresser financial information                                                                7
                6.  Commitments and contingencies                                                                7
                7.  Income per share                                                                             8
                8.  Comprehensive income                                                                         8
                9.  Special charges                                                                              9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               9

PART II.     OTHER INFORMATION

Item 6.      Listing of Exhibits and Reports on Form 8-K                                                        17

Signatures                                                                                                      19

Exhibits:    Financial data schedules for the nine months ended September 30, 1998 (included only in the copy of this report filed electronically with the Commission)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                   (Millions of dollars except per share data)

                                                                       Three Months                       Nine Months
                                                                    Ended September 30                 Ended September 30
                                                              -------------------------------    -------------------------------
                                                                  1998             1997              1998             1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                      $     2,938.4    $     2,909.8     $     9,204.3     $   8,196.3
Sales                                                               1,231.1          1,229.2           3,692.4         3,467.5
Equity in earnings of unconsolidated affiliates                        54.5             38.0             167.3           117.6
--------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                           $     4,224.0    $     4,177.0     $    13,064.0     $  11,781.4
--------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                              $     2,762.7    $     2,612.3     $     8,361.3     $   7,447.6
Cost of sales                                                         983.7          1,048.4           3,102.5         2,945.1
General and administrative                                            110.0            125.8             435.4           434.1
Special charges                                                       945.1             18.3             945.1            18.3
--------------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                              4,801.5          3,804.8          12,844.3        10,845.1
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (577.5)           372.2             219.7            936.3
Interest expense                                                      (34.6)           (30.1)            (95.9)          (80.2)
Interest income                                                         7.2              5.0              21.4            15.8
Foreign currency losses                                                (7.9)            (1.5)             (9.7)           (3.7)
Other nonoperating income (expense) net                                 3.3             (0.2)              2.7             0.4
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and minority interest                     (609.5)           345.4             138.2           868.6
Benefit (provision) for income taxes                                   96.6           (130.0)           (184.1)         (325.0)
Minority interest in net income of subsidiaries                       (14.1)           (12.8)            (34.5)          (29.2)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $      (527.0)   $       202.6     $       (80.4)    $     514.4
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) per share:
  Basic                                                       $      (1.20)    $       0.47      $      (0.18)     $      1.20
  Diluted                                                     $      (1.20)    $       0.47      $      (0.18)     $      1.19

Cash dividends per share    *                                 $      0.125     $      0.125      $      0.375      $     0.375

Weighted average common shares outstanding:
     Basic                                                           439.1            428.9             438.6           429.0
     Diluted                                                         439.1            433.5             438.6           432.9

*  Amounts represent Halliburton Company prior to the merger with Dresser.

See notes to quarterly financial statements.




                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                                    September 30           December 31
                                                                                  -----------------       ---------------
                                                                                        1998                   1997
-------------------------------------------------------------------------------------------------------------------------
                                      Assets
Current assets:
Cash and equivalents                                                            $        228.5          $        384.1
Receivables:
  Notes and accounts receivable                                                        3,498.0                 2,980.4
  Unbilled work on uncompleted contracts                                                 497.1                   407.2
-------------------------------------------------------------------------------------------------------------------------
    Total receivables                                                                  3,995.1                 3,387.6
Inventories                                                                            1,437.1                 1,299.2
Deferred income taxes, current                                                           435.3                   202.6
Other current assets                                                                     201.0                   169.7
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                6,297.0                 5,443.2
Property, plant and equipment:
   Less accumulated depreciation of $3,995.2 and $3,879.6                              2,971.6                 2,766.4
Equity in and advances to related companies                                              521.6                   659.0
Excess of cost over net assets acquired                                                1,131.2                 1,126.8
Deferred income taxes, noncurrent                                                        250.0                   273.0
Other assets                                                                             470.6                   433.4
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                 $     11,642.0          $     10,701.8
-------------------------------------------------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                        $        572.3          $         50.5
Current maturities of long-term debt                                                       8.4                     7.4
Accounts payable                                                                       1,122.6                 1,132.4
Accrued employee compensation and benefits                                               494.9                   516.1
Advance billings on uncompleted contracts                                                523.2                   638.3
Income taxes payable                                                                     264.5                   335.2
Accrued warranty cost                                                                     50.9                    56.6
Deferred revenues                                                                         36.1                    38.4
Accrued special charges                                                                  922.1                     -
Other current liabilities                                                                704.7                   685.4
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                           4,699.7                 3,460.3
Long-term debt                                                                         1,284.9                 1,296.9
Employee compensation and benefits                                                       984.9                 1,013.7
Other liabilities                                                                        450.5                   450.6
Minority interest in consolidated subsidiaries                                           173.9                   163.4
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and minority interest                                              7,593.9                 6,384.9
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share -
    Authorized 600.0 shares, issued 445.7 and 453.7 shares                             1,114.2                 1,134.3
  Paid-in capital in excess of par value                                                   -                     123.9
  Accumulated other comprehensive income                                                (146.1)                 (131.1)
  Retained earnings                                                                    3,183.6                 3,563.4
-------------------------------------------------------------------------------------------------------------------------
                                                                                       4,151.7                 4,690.5
  Less 6.3 and 15.8 shares of treasury stock, at cost                                    103.6                   373.6
-------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                           4,048.1                 4,316.9
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                    $     11,642.0          $     10,701.8
-------------------------------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.



                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                                                 Nine Months
                                                                                             Ended September 30
                                                                                       --------------------------------
                                                                                           1998               1997
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                    $     (80.4)       $     514.4
    Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                        441.5              419.3
        Benefit for deferred income taxes                                                   (201.8)              (7.7)
        Distributions from (advances to) related companies, net of
           equity in (earnings) or losses                                                    (76.5)             (90.5)
        Accrued special charges                                                              922.1                -
        Other non-cash items                                                                  43.1               32.7
        Other changes, net of non-cash items:
           Receivables                                                                      (380.8)            (401.3)
           Inventories                                                                      (125.1)            (113.1)
           Accounts payable                                                                   12.0              (71.7)
           Other working capital, net                                                       (246.9)              (7.8)
           Other, net                                                                          6.4               44.2
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from operating activities                                                 313.6              318.5
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                      (687.0)            (613.7)
  Sales of property, plant and equipment                                                      61.4              189.3
  Sales (purchases) of businesses, net of cash (disposed) acquired                           (32.2)            (150.6)
  Other investing activities                                                                  (3.6)             (30.9)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from investing activities                                                (661.4)            (605.9)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings of long-term debt                                                                 1.4              300.8
  Payments on long-term debt                                                                 (13.1)             (14.8)
  Net borrowings (repayments) of short-term debt                                             426.7              (67.5)
  Payments of dividends to shareholders                                                     (199.3)            (184.4)
  Proceeds from exercises of stock options                                                    45.0               61.9
  Payments to reacquire common stock                                                         (18.5)             (43.0)
  Other financing activities                                                                  (6.4)               2.5
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities                                                 235.8               55.5
-----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                       (5.8)               2.7
-----------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                            (117.8)            (229.2)
Cash and equivalents at beginning of year                                                    346.3 *            446.0
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $     228.5        $     216.8
-----------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure  of cash flow  information:  Cash  payments  during the period for:
  Interest                                                                             $     109.5        $      82.1
  Income taxes                                                                         $     395.9        $     215.1
Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                                    $      34.1        $     337.3
  Liabilities disposed of in dispositions of businesses                                $       0.2        $     211.5

* To conform Dresser's fiscal year to Halliburton's calendar year, Dresser's cash flows are measured from December 31, 1997, rather than from the October 31, 1997 balances included on the condensed consolidated balance sheets.

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1. Management Representations
         The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1997 supplemental annual financial statements on Form 8-K/A filed October 23, 1998.
         In the opinion of the Company, the condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1998 and 1997 may not be indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Acquisitions and Dispositions
         On September 29, 1998 the Company completed the acquisition of Dresser Industries, Inc. (the Merger), by converting the outstanding Dresser common stock into an aggregate of approximately 176 million shares of Common Stock of the Company. The Company has also reserved approximately 7.3 million shares of common stock for outstanding Dresser stock options and other employee and directors plans. The Merger qualified as a tax-free exchange to Dresser's shareholders for U.S. federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations.
Accordingly, the Company's financial statements have been restated to include the results of Dresser for all periods presented. See Note 2 to the supplemental annual financial statements on Form 8-K/A filed October 23, 1998. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis. For the two months ended December 31, 1997, Dresser had revenues of $1,110.2 million, operating income of $53.2 million, and net income of $35.8 million. Operating income for the two-month period includes a pretax special charge of $30.2 million ($12.0 million after tax and minority interest) related to Dresser's share of profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures. Results for the two-month period have been included in retained earnings and dividends of $33.2 million paid in December, 1997 have been deducted from retained earnings in the condensed consolidated balance sheets at September 30, 1998. In addition, for the period between October 31, 1997 and December 31, 1997 the change to Dresser's cumulative translation adjustment account was $14.8 million. There were no material transactions between Halliburton and Dresser prior to the Merger.
         The Company sold its 36% ownership interest in M-I L.L.C. to Smith International, Inc. on August 31, 1998. This transaction completed Halliburton's commitment to the United States Department of Justice to sell its M-I interest in connection with the Merger. The purchase price of $265 million was paid by Smith in the form of a non-interest bearing promissory note due April, 1999. All of M-I's debt remains an obligation of M-I. In connection with the Merger, the Company entered into a consent decree with the United States Department of Justice requiring divestiture of Halliburton's current worldwide logging-while-drilling (LWD) business. In 1997 the affected business had revenues of less than $50 million, or approximately 0.4% of the combined revenues of Halliburton and Dresser. Halliburton's existing directional drilling service line and Dresser's Sperry-Sun division are not impacted by the decree. While Halliburton agreed in the consent decree to divest one-half of its sonic LWD tools, it will continue to provide customers with sonic LWD services using its existing sonic technologies. The consent decree requires Halliburton to divest such LWD business by March 28, 1999.
         The results of operations for Halliburton and Dresser as of the Merger and the combined amounts are presented in the consolidated financial statements below:


                                                  Three Months                           Nine Months
                                               Ended September 30                     Ended September 30
                                        ---------------------------------      ---------------------------------
     Millions of dollars                    1998               1997                 1998               1997
     -----------------------------------------------------------------------------------------------------------
     Revenues:
       Halliburton                        $  2,213.6        $  2,304.7           $  7,044.5         $  6,433.3
       Dresser                               2,010.4           1,872.3              6,019.5            5,348.1
     ------------------------------------------------------------------------------------------------------------
         Combined                         $  4,224.0        $  4,177.0           $ 13,064.0         $ 11,781.4
     ------------------------------------------------------------------------------------------------------------

     Net income:
       Halliburton                        $    105.0        $    121.1           $    359.3         $    306.0
       Dresser                                  90.0              81.5                282.3              208.4
       1998 Special charge, net of tax        (722.0)              -                 (722.0)               -
     ------------------------------------------------------------------------------------------------------------
         Combined                         $   (527.0)       $    202.6           $    (80.4)        $    514.4
     ------------------------------------------------------------------------------------------------------------

Note 3. Business Segment Information
         The Company has three business segments. The Energy Services Group includes pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services and well control. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, integrated exploration and production information systems and professional services to the petroleum industry. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Dresser Equipment Group designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and petroleum users throughout the world.
         The Company's equity in pretax income or losses of related companies is included in revenues and operating income of each applicable segment.
Intersegment revenues included in the revenues of the other business segments are immaterial.

                                                            Three Months                       Nine Months
                                                         Ended September 30                 Ended September 30
                                                  ---------------------------------  ---------------------------------
     Millions of dollars                               1998             1997              1998              1997
     -----------------------------------------------------------------------------------------------------------------
     Revenues:
       Energy Services Group                      $    2,163.4     $     2,220.8     $    6,828.9      $    6,080.7
       Engineering and Construction Group              1,379.4           1,268.6          4,164.5           3,722.2
       Dresser Equipment Group                           681.2             687.6          2,070.6           1,978.5
     -----------------------------------------------------------------------------------------------------------------
         Total                                    $    4,224.0     $     4,177.0     $   13,064.0      $   11,781.4
     -----------------------------------------------------------------------------------------------------------------

     Operating income:
       Energy Services Group                      $      262.7     $       287.0     $      850.1      $      705.4
       Engineering and Construction Group                 54.0              53.2            187.3             152.6
       Dresser Equipment Group                            71.0              66.6            187.1             148.0
       Special charges                                  (945.1)            (18.3)          (945.1)            (18.3)
       General corporate                                 (20.1)            (16.3)           (59.7)            (51.4)
     -----------------------------------------------------------------------------------------------------------------
         Total                                    $     (577.5)    $       372.2     $      219.7      $      936.3
     -----------------------------------------------------------------------------------------------------------------

Note 4. Inventories

                                                   September 30      December 31
                                                  ---------------  ----------------
              Millions of dollars                      1998             1997
              ---------------------------------------------------------------------
              Finished products and parts           $    731.9        $    670.9
              Raw materials and supplies                 264.7             213.7
              Work in process                            624.8             535.8
              Progress payments                         (184.3)           (121.2)
              ---------------------------------------------------------------------
                 Total                              $  1,437.1        $  1,299.2
              ---------------------------------------------------------------------

         The cost of certain U.S. inventories is determined using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $109.7 million and $100.8 million higher than reported at September 30, 1998 and December 31, 1997, respectively.

Note 5.  Dresser Financial Information
         Dresser has ceased filing periodic reports with the Securities and Exchange Commission. The Company has fully guaranteed Dresser's 8% senior notes due 2003 (the Notes). As long as the Notes remain outstanding, summarized financial information of Dresser will be presented in periodic reports filed by the Company.

Dresser Industries, Inc.
Financial Position                                 September 30       Year-end
                                                  ---------------  ----------------
Millions of dollars                                    1998             1997
-----------------------------------------------------------------------------------
Current assets                                    $    2,469.9     $     2,471.6
Noncurrent assets                                      2,671.3           2,627.2
-----------------------------------------------------------------------------------
   Total                                          $    5,141.2     $     5,098.8
-----------------------------------------------------------------------------------

Current liabilities                               $    1,597.2     $     1,687.4
Noncurrent liabilities                                 1,661.6           1,679.2
Shareholders' equity                                   1,882.4           1,732.2
-----------------------------------------------------------------------------------
   Total                                          $    5,141.2     $     5,098.8
-----------------------------------------------------------------------------------

Dresser Industries, Inc.
Operating Results                                         Third Quarter                    First Nine Months
                                                 ---------------------------------  --------------------------------
Millions of dollars                                  1998               1997            1998              1997
--------------------------------------------------------------------------------------------------------------------
Revenues                                         $   2,010.4       $    1,872.3     $   6,019.5      $    5,348.1
--------------------------------------------------------------------------------------------------------------------
Operating income                                 $     176.6       $      155.2     $     531.4      $      398.6
--------------------------------------------------------------------------------------------------------------------
Income before taxes and minority interest        $     158.3       $      139.3     $     478.9      $      350.0
Income taxes                                           (56.7)             (48.7)         (172.4)           (122.5)
Minority interest                                      (11.6)              (9.1)          (24.2)            (19.1)
--------------------------------------------------------------------------------------------------------------------
Net income                                       $      90.0       $       81.5     $     282.3      $      208.4
--------------------------------------------------------------------------------------------------------------------

Note 6. Commitments and Contingencies
         Asbestosis Litigation. The Company has approximately 63,000 pending claims with approximately 26,000 new claims filed and approximately 29,000 claims resolved during the current year. Certain settlements previously reported, covering approximately 14,900 claims, are carried as pending until releases are signed. The settlements reached during the year are consistent with the Company's historical experience and management continues to believe that provisions recorded are adequate to cover the estimated loss from asbestosis litigation.
         Environmental. The Company is involved as a potentially responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc. (Brown &
Root), a subsidiary of the Company has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). In addition to the superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At the present time Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
         Merger Litigation. In connection with the Merger, Dresser and its directors have been named as defendants in three lawsuits filed in late February of 1998 and early March of 1998 in the Delaware Court of Chancery. The lawsuits each purport to be a class action filed on behalf of Dresser's stockholders and allege that the consideration to be paid to Dresser's stockholders in the Merger is inadequate and does not reflect the true value of Dresser. The complaints also each allege that the directors of Dresser have breached their fiduciary duties in approving the Merger. One of the actions further alleges self-dealing on the part of the individual defendants and assert that the directors are obliged to conduct an auction to assure that stockholders receive the maximum realizable value for their shares. All three actions seek preliminary and permanent injunctive relief as well as damages. On June 10, 1998 the court issued an order consolidating the three lawsuits which requires the plaintiffs to file an amended consolidated complaint "as soon as practicable." To date, plaintiffs have not filed an amended complaint. The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.
         Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 7. Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Options to purchase 1.2 million shares of common stock which were outstanding during the nine months ended September 30, 1998 were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.

Note 8. Comprehensive Income

                                                         Three Months                      Nine Months
                                                      Ended September 30               Ended September 30
                                                  ----------------------------    ------------------------------
              Millions of dollars                    1998           1997              1998             1997
              --------------------------------------------------------------------------------------------------
                Net income (loss)                 $   (527.0)   $     202.6       $    (80.4)      $    514.4
                Cumulative translation
                   adjustment, net of tax               15.8          (22.1)            (0.2)           (48.5)
              --------------------------------------------------------------------------------------------------
              Total comprehensive income (loss)   $   (511.2)   $     180.5       $    (80.6)      $    465.9
              --------------------------------------------------------------------------------------------------

         The cumulative translation adjustment of certain foreign entities and minimum pension liability are the only comprehensive income adjustments recorded by the Company. Adjustments to the minimum pension liability are typically made once a year in the fourth quarter.
         Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 consisted of the following:

                                                             September 30      December 31
                                                            --------------- ------------------
           Millions of dollars                                   1998             1997
           -----------------------------------------------------------------------------------
           Cumulative translation adjustment                $    (142.2)    $      (127.2)
           Minimum pension liability                               (3.9)             (3.9)
           -----------------------------------------------------------------------------------
           Total accumulated other comprehensive income     $    (146.1)    $      (131.1)
           -----------------------------------------------------------------------------------

Note 9. Special Charges
         The third quarter of 1998 financial results include a pretax special charge of $945 million ($722 million after tax) to provide for consolidation, restructuring and merger related expenses. Components of the pretax special charge include $509 million of asset related writeoffs, writedowns and charges; $205 million related to personnel reduction costs (covering approximately 8,100 employees); $121 million of facility consolidation charges; $64 million of merger transaction costs; and $46 million of other merger related costs. Approximately 2,700 terminations at a severance cost of $23 million took place as a part of these actions in the third quarter of 1998.
         The third quarter of 1997 financial results include a pretax special charge of $18.3 million. The Company recorded charges of $9.7 million ($6.3 million after tax) and $8.6 million ($8.6 million after tax), related to the loss on sale of certain assets of the Company's Subsea business and transaction costs associated with the NUMAR acquisition, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT
         The Company operates in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations.
         The majority of the Company's revenues are derived from the sale of services and products, including construction activities, to the energy industry. The Company offers a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world. The decline in oil prices during 1998 caused a decrease in the worldwide average rotary drilling rig count and hesitation on the part of some customers of the Company to commit to longer-term projects. In response to potentially weakening markets in some areas of the world, the Company is implementing plans to reduce the number of employees in those geographic areas where activity levels are lower than anticipated at the beginning of 1998, to scale back discretionary spending on capital expenditures and to curtail discretionary travel and other expenses. The Company recognized a pretax special charge of $945.1 million ($722 million after tax or $1.64 per diluted share) in the third quarter of 1998. The special charge was recorded to provide for consolidation, restructuring and Merger related expenses. See Note 9 for additional information on the special charge.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Third Quarter of 1998 Compared with the Third Quarter of 1997


REVENUES                                                       Third Quarter              Increase
                                                       -------------------------------
Millions of dollars                                         1998            1997         (decrease)
-----------------------------------------------------------------------------------------------------
Energy Services Group                                   $  2,163.4      $  2,220.8       $   (57.4)
Engineering and Construction Group                         1,379.4         1,268.6           110.8
Dresser Equipment Group                                      681.2           687.6            (6.4)
-----------------------------------------------------------------------------------------------------
   Total revenues                                       $  4,224.0      $  4,177.0       $    47.0
-----------------------------------------------------------------------------------------------------

         Consolidated revenues increased 1% to $4,224.0 million in the third quarter of 1998 compared with $4,177.0 million in the same quarter of the prior year. International revenues for the quarter increased approximately 12% compared to the prior year third quarter.

         Energy Services Group revenues were $2,163.4 million reflecting a 3% decrease for the third quarter of 1998 over the same quarter of the prior year while drilling activity as measured by the worldwide rotary rig count decreased 21%. Activities for pressure pumping were lower than the prior year in domestic markets, including the Gulf of Mexico shelf and in Venezuela. Activities in other international areas remained relatively stable. Revenues from upstream oil and gas engineering services, particularly floating production and engineering, procurement and construction projects, showed an increase over the prior year quarter. The Company began reporting its interest in the Bredero-Shaw joint venture, which was fully consolidated in 1997, under the equity method beginning in 1998. After adjusting for the effect of deconsolidating Bredero-Shaw, revenues for the Energy Services Group for the third quarter of 1998 were flat compared to the prior year quarter. International revenues were 72% of total Energy Services Group revenues for the quarter compared to 66% for the prior year quarter.
         Engineering and Construction Group revenues increased to $1,379.4 million in the third quarter of 1998 compared to $1,268.6 million in the same quarter of the prior year. Revenues increased 9% due to active projects in Algeria, Norway, Qatar, and the United States, offset by lower revenues from projects that are nearing completion. Revenues were negatively impacted by the sale of the environmental services business in December 1997.
         Dresser Equipment Group revenues decreased slightly to $681.2 million for the third quarter of 1998 as compared to $687.6 million for the third quarter of 1997. Most product lines had flat or lower revenues for the third quarter of 1998 compared to the prior year quarter.

OPERATING INCOME                                               Third Quarter               Increase
                                                       -------------------------------
Millions of dollars                                         1998            1997          (decrease)
------------------------------------------------------------------------------------------------------
Energy Services Group                                   $     262.7     $      287.0    $      (24.3)
Engineering and Construction Group                             54.0             53.2             0.8
Dresser Equipment Group                                        71.0             66.6             4.4
General corporate                                             (20.1)           (16.3)           (3.8)
------------------------------------------------------------------------------------------------------
Operating income before special charges                       367.6            390.5           (22.9)
Special charges                                              (945.1)           (18.3)         (926.8)
------------------------------------------------------------------------------------------------------
  Operating income (loss)                               $    (577.5)    $      372.2    $     (949.7)
------------------------------------------------------------------------------------------------------

         Consolidated operating income for the third quarter of 1998 was a loss of $577.5 million after recognizing a special charge of $945.1 million to provide for consolidation, restructuring and Merger related expense. Consolidated operating income excluding special charges decreased 6% to $367.6 million in the third quarter of 1998 compared with $390.5 million in the same quarter of the prior year. Approximately 64% of the Company's operating income before special charges was from international activities in the third quarter of 1998 as compared to 56% from the prior year quarter.
See Note 9 for information on the special charge.
         Energy Services Group operating income decreased 8% to $262.7 million in the third quarter of 1998 compared with $287.0 million in the same quarter of the prior year. After adjusting for the effect of deconsolidating Bredero-Shaw, operating income decreased 7% for the third quarter compared to the prior year quarter. The operating margin for the third quarter of 1998 was 12.1% compared to the prior year third quarter operating margin of 12.9%. Operating income from upstream oil and gas engineering activities increased approximately 17% over the prior year third quarter. However, operating income was negatively impacted by tropical storms in the Gulf of Mexico in the third quarter. In addition, pressure pumping in North America was lower due to market conditions and slightly increased discounts compared to the third quarter of 1997.
         Engineering and Construction Group operating income increased slightly to $54.0 million in the third quarter of 1998 compared to $53.2 million in the third quarter of the prior year. Operating margins were 3.9% in the third quarter of 1998 compared to 4.2% in the prior year third quarter. The decrease in operating margin was due partly to high levels of procurement related revenues which carry relatively lower margins than engineering revenues within Kellogg-Brown & Root. Included in third quarter operating income are improved results from construction and engineering services for the chemicals and refining lines of business.
         Dresser Equipment Group operating income for the third quarter was $71.0 million, an increase of 7% over the prior year third quarter of $66.6 million. The benefits of the Dresser-Rand restructuring initiatives begun in late 1997, contributed to improved results for the compression and pumping product line. Operating income for the power systems product line was up slightly as compared to the prior year quarter as a result of cost control efforts. Measurement product line earnings for the quarter were lower than the prior year due to weakness in the gas meter business as a result of gas utilities working off excess inventories. Earnings improvements from flow control energy valve products were offset by lower process control and industrial valve earnings which were impacted by delays in refinery and power plant maintenance projects.

NONOPERATING ITEMS
         Interest expense increased to $34.6 million in the third quarter of 1998 compared to $30.1 million in the same quarter of the prior year due primarily to increased short-term borrowings and the Company's issuance of debt under the Company's medium-term note program in 1997 for working capital, capital expenditures and acquisitions.
         Interest income in the third quarter of 1998 increased to $7.2 million from $5.0 million in the third quarter of 1997 primarily due to higher levels of invested cash.
         The effective income tax rate excluding special charges increased slightly to 37.7% for the third quarter of 1998 from 36.7% for the third quarter of 1997.
         Minority interest in net income of consolidated subsidiaries for the third quarter of 1998 increased to $14.1 million compared to $12.8 million for the third quarter of 1997 primarily driven by improvements from Dresser-Rand.
         Net income excluding special charges in the third quarter of 1998 decreased 10% to $195.0 million, or $0.44 per diluted share, compared with $217.6 million, or $0.50 per diluted share, in the same quarter of the prior year. After recording the special charges, the Company incurred a net loss of $527.0 million or $1.20 per diluted share in the third quarter of 1998 compared to net income of $202.6 million or $0.47 per diluted share in the prior year quarter.

First Nine Months of 1998 Compared with the First Nine Months of 1997

REVENUES                                                        Nine Months               Increase
                                                       -------------------------------
Millions of dollars                                         1998            1997         (decrease)
-------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    6,828.9    $    6,080.7    $     748.2
Engineering and Construction Group                           4,164.5         3,722.2          442.3
Dresser Equipment Group                                      2,070.6         1,978.5           92.1
-------------------------------------------------------------------------------------------------------
  Total revenues                                        $   13,064.0    $   11,781.4    $   1,282.6
-------------------------------------------------------------------------------------------------------

         Consolidated revenues increased 11% to $13,064.0 million in the first nine months of 1998 compared with $11,781.4 million in the same period of the prior year. Approximately 63% of consolidated revenues were from international activities in the first nine months of 1998 compared to 58% in the prior year period.
         Energy Services Group revenues increased 12% for the first nine months of 1998 over the same period of the prior year compared with a 7% decrease in drilling activity as measured by the worldwide rotary rig count. A majority of the increase in revenues was from upstream oil and gas engineering services with pressure pumping, drilling fluids and drilling systems also reporting increased revenues primarily related to activities in the first half of the year. International revenues were about 70% of the group's total revenues for the period compared to approximately 66% for the prior year nine month period.
         Engineering and Construction Group revenues increased 12% to $4,164.5 million in the first nine months of 1998 compared with $3,722.2 million in the same nine month period of the prior year. Active projects include major LNG projects in Asia and Africa, an enhanced oil recovery project in Africa and a major ethylene project in Singapore and increased revenues in Asia/Pacific from Kinhill, which was acquired in the third quarter of 1997. Revenues were negatively impacted by the sale of the environmental services business in December 1997, lower activity in the pulp and paper industry and lower activity levels for repair and refitting services for the British Royal Navy's fleet of submarines and surface ships.
         Dresser Equipment Group revenues of $2,070.6 million in the first nine months of 1998 were about 5% higher than 1997 revenues of $1,978.5 million. About half of the increase in revenues came from the compression and pumping product line. The flow control and measurement product lines also reported increased revenues as compared to the first nine months of 1997. The flow control increase is a result of increased demand for pipeline valve products whereas the increase within the measurement product line was driven by strengthened demand for fuel dispensing systems.


OPERATING INCOME                                                Nine Months              Increase
                                                       ------------------------------
Millions of dollars                                        1998           1997          (decrease)
------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    850.1    $      705.4     $      144.7
Engineering and Construction Group                           187.3           152.6             34.7
Dresser Equipment Group                                      187.1           148.0             39.1
General corporate                                            (59.7)          (51.4)            (8.3)
------------------------------------------------------------------------------------------------------
Operating income before special charges                    1,164.8           954.6            210.2
Special charges                                             (945.1)          (18.3)          (926.8)
------------------------------------------------------------------------------------------------------
  Operating income                                      $    219.7    $      936.3     $     (716.6)
------------------------------------------------------------------------------------------------------

         Consolidated operating income for the first nine months of 1998 was $219.7 million after recognizing a special charge of $945.1 million to provide for consolidation, restructuring and Merger related expense. Consolidated operating income before special charges increased 22% to $1,164.8 million in the first nine months of 1998 compared with $954.6 million in the same period of the prior year.
         Energy Services Group operating income increased 21% to $850.1 million in the first nine months of 1998 compared with $705.4 million in the same period of the prior year. The operating margin for the first nine months of 1998 was 12.4% compared operating margin of 11.6% for the same period of the prior year. The improvement in operating income was due largely to increased activities in the first half of the current year in pressure pumping, drilling fluids and drilling services, improved margins on sales of completion products and increased upstream oil and gas engineering services in Europe and North America.
         Engineering and Construction Group operating income for the first nine months of 1998 increased 23% to $187.3 million compared to 1997 operating income of $152.6 million for the same period. Operating margins improved to 4.5% for the first nine months of 1998 from 4.1% for the same period in 1997. Operating income for the first nine months of 1998 include improved results from construction and engineering services for the chemicals and refining lines of business resulting from activities from major LNG projects in Asia and Africa, an enhanced oil recovery project in Africa and a major ethylene project in Singapore. Operating income includes settlement of a claim on a Middle Eastern construction project. Excluding this settlement, operating margins for the first nine months of 1998 for the Group were about 4.1%.
         Dresser Equipment Group operating income was $187.1 million for the first nine months of 1998 for an increase of 26% compared to $148.0 million operating income for the first nine months of 1997. Except for power systems, operating profit for the nine months increased in virtually all product lines, due to the restructuring initiatives and increased revenues at Dresser-Rand; cost improvements, better product mix, and increased volume at flow control; and successful product introductions in the United States, Europe and South America within the measurement product line.

NONOPERATING ITEMS
         Interest expense increased to $95.9 million in the first nine months of 1998 compared to $80.2 million in the same period of the prior year due primarily to increased short-term borrowings and the Company's issuance of debt under the Company's medium-term note program in 1997 for working capital, capital expenditures and acquisitions.
         Interest income in the first nine months of 1998 increased to $21.4 million from $15.8 million in the same period of 1997 primarily due to higher levels of invested cash.
         The effective income tax rate before special charges was 37.6% for the first nine months of 1998 and 37.0% for the same period of 1997. The effective tax rate, excluding special charges, is expected to remain approximately 38% during 1998.
         Net income before special charges in the first nine months of 1998 increased 21% to $641.6 million, or $1.46 per diluted share, compared with $529.4 million, or $1.22 per diluted share, in the same period of the prior year. After recording special charges, the Company incurred a net loss of $80.4 million or $0.18 per diluted share compared to net income of $514.4 million or $1.19 per diluted share in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES
         The Company ended the third quarter of 1998 with cash and equivalents of $228.5 million, a decrease of $117.8 million from the end of 1997. To conform Dresser's fiscal year-end to Halliburton's calendar year-end, Dresser's cash flows are measured from December 31, 1997, rather than from the October 31, 1997 balances included on the condensed consolidated balance sheets.
         Operating activities. Cash flows from operating activities provided $313.6 million in the first nine months of 1998, as compared to $318.5 million in the first nine months of 1997. Special charges for personnel reductions required approximately $23 million of cash in the first nine months of the current year.
         Investing activities. Capital expenditures were $687.0 million for the first nine months of 1998, an increase of 12% over the same period of the prior year. The increase in capital spending primarily reflects investments in equipment and infrastructure for the Energy Services Group which includes strategic investments in oil and gas projects. The Company also continued its planned investments in its enterprise-wide information system.
         During March 1997, DML, which is 51% owned by the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for
approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans (the Dockyard Loans) bearing interest at approximately LIBOR plus 0.75% payable in semi-annual installments through March 2004. Pursuant to certain terms of the Dockyard Loans, the Company was required to provide a compensating balance of $28.7 million which is restricted as to use by the Company. The compensating balance amount decreases in proportion to the outstanding debt related to the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. The compensating balance was $17.3 million at September 30, 1998.
         During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry.
         Also in April 1997, the Company purchased a 26% ownership interest in Petroleum Engineering Services (PES) for approximately $33.6 million. PES provides specialist well completions and interventions, completion services and completion solutions.
         During July 1997, the Company acquired all of the outstanding common stock of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering services in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India and the Philippines.
         Financing activities. Cash flows from financing activities were $235.8 million in the first nine months of 1998 compared to cash flows of $55.5 million in the first nine months of 1997. The Company borrowed $426.7 million in short-term funds consisting of commercial paper and bank loans in the first nine months of 1998. Proceeds from exercises of stock options provided cash flows of $45.0 million in the first nine months of 1998 compared to $61.9 million in the same period of the prior year.
         In the first nine months of 1997, the Company borrowed $67.5 million in short-term funds net of repayments consisting of commercial paper and bank loans. Also in the first nine months of 1997, the Company issued $300.0 million principal amount of notes under the Company's medium-term note program.
         The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. The Company's combined short-term notes payable and long-term debt was 32% of total capitalization at September 30, 1998 compared to 24% at December 31, 1997. The Company's outstanding corporate credit and senior debt rating was upgraded by Standard & Poor's from A+ to AA - in October, 1998.

FINANCIAL INSTRUMENT MARKET RISK
         The Company is currently exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, the Company selectively hedges its foreign currency exposure through the use of currency derivative instruments. The objective of such hedging is to protect the Company's cash flows from fluctuations in currency rates of sales or purchases of goods or services. Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, tenor (time horizon) of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading purposes.

         The Company uses a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments which could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at September 30, 1998. The resulting value at risk of $3.4 million estimates with a 95% confidence interval the potential loss the Company could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         The Company's interest rate exposures at September 30, 1998 were not materially changed from December 31, 1997.

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

YEAR 2000 READINESS STATEMENT
         The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company.
         In response to the Y2K issue, the Company has implemented an enterprise-wide Y2K Program designed to identify, assess and address significant Y2K issues in the Company's key business operations, including products and services, suppliers, business and engineering applications, information technology systems, facilities and infrastructure and joint venture projects.
         The Y2K Program is a comprehensive, integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chip technology. The primary phases of the program are: (1) inventorying existing equipment and systems; (2) assessment of equipment and systems to identify those which are not Y2K ready and to prioritize critical items; (3) remediating, repairing or replacing non-Y2K ready equipment and systems; (4) testing to verify Y2K readiness has been achieved; and (5) deployment and certification.
         At the end of the third quarter of 1998, the Company completed most of its inventory and assessment phases which should be completed by the end of 1998. The Company estimates that it will complete the majority of its remediation phase by the third quarter of 1999.
         Overall the Company estimates that it is approximately 30% to 35% complete with its Y2K Program and anticipates having its products and mission-critical systems and equipment Y2K ready during the third quarter of 1999. The balance of 1999 will be focused on deployment, certification, testing and implementation of new and modified programs as required.
         Through September 30, 1998 the Company has incurred approximately $20 million in costs related to its Y2K Program. The Company estimates that prior to January 1, 2000 it will have spent approximately $60-$65 million to address the Y2K issue. These estimates do not include the costs associated with the installation of the Company's enterprise-wide information system project discussed below. Costs associated with the Y2K Program are being treated as period costs and expensed as incurred.
         The Y2K issue is a pervasive problem for most companies due to the interdependence of computer systems. Therefore the Company is continually assessing the risks surrounding this issue and its potential impact on the Company. This includes the initial phases of business continuity planning, audits by customers and meetings with its material customers and suppliers. Meetings and presentations with suppliers to date have indicated that there are no identified suppliers who expect significant interruption of services or supplies to the Company. Failure to address Y2K issues could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is currently in the process of developing contingency plans in the event circumstances prevent the

Company from meeting any portion of its current program schedule. These contingency plans will be complete and in place by the end of the first quarter of 1999.
         Independent of, but concurrent with, the Company's Y2K review, the Company is installing an enterprise-wide business information system which is scheduled to replace some of the Company's key finance, administrative and marketing software systems by the end of 1999 and is Y2K ready. In addition, the Company is in the process of replacing its desktop computing equipment and software and updating its communications infrastructure to be Y2K ready. This replacement/update program will be completed by the end of 1999.

ACCOUNTING PRONOUNCEMENTS
         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises existing requirements for employers' disclosures for pensions and other postretirement benefit plans. The standard does not change measurement or recognition standards for these plans. The Company plans to present the revised disclosure requirements in its 1998 Annual Report.
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The guidelines set forth in SOP 98-1 do not differ significantly from the Company's current accounting policy for internal use software and therefore the Company does not expect a material impact on its results of operations or financial position from the adoption of SOP 98-1. The Company plans to adopt SOP 98-1 effective January 1, 1999.
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company is evaluating when it will adopt SOP 98-5 and is currently analyzing the impact on its results of operations from the adoption of SOP 98-5.
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133). This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 is effective for the Company beginning July 1, 1999. The Company is currently evaluating SFAS 133 to identify implementation and compliance methods and has not yet determined the effect, if any, on its results of operations or financial position.

FORWARD-LOOKING INFORMATION
         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that the statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's actual results of operations. While such forward-looking information reflects the Company's best judgment based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements. Such factors include: litigation; unsettled political conditions, war, civil unrest, currency controls and governmental actions in over 100 countries of operation; trade restrictions and economic embargoes imposed by the United States and other countries; environmental laws, including those that require emission performance standards for new and existing facilities; the magnitude of governmental spending for military and logistical support of the type provided by the Company; operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria; technological and structural changes in the industries served by the Company; computer software and hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and the Company which may be impacted by the Y2K issue; integration of acquired businesses, including Dresser and its subsidiaries, into the Company; the risk inherent in the use of derivative instruments which could cause a change in value of the derivative instruments from adverse movements in foreign exchange rates; changes in the price of oil and natural gas; changes in the price of commodity chemicals used by the Company; changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks; increased competition in the hiring and retention of employees in certain areas coupled with an announced reduction-in-force in other areas; changes in capital spending by customers in the wood pulp and paper industries for plants and equipment; risks from entering into fixed fee engineering, procurement and construction projects where failure to meet schedule, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins; and changes in capital spending by governments for infrastructure. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries served by the Company.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

*     3       By-laws of Halliburton Company, as amended and restated effective
              September 29, 1998.

*    10(a)    Employment Agreement and amendment thereto.

*    10(b)    Employment Agreement and amendment thereto.

*    27       Financial data schedules for the nine months ended September 30,
              1998.

     *        Filed with this Form 10-Q

     (b)      Reports on Form 8-K

    During the third quarter of 1998:

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

    A Current Report on Form 8-K dated August 21, 1998,  was filed  reporting on
    Item 5. Other Events, regarding a press release dated August 21, 1998 announcing the impending sale of the Company's interest in M-I L.L.C.

    A Current Report on Form 8-K dated August 31, 1998,  was filed  reporting on
    Item 5. Other Events, regarding a press release dated August 31, 1998 announcing the completion of the sale of the Company's interest in M-I L.L.C.

    During the fourth quarter of 1998 to the date hereof:

    A Current Report on Form 8-K dated September 29, 1998, was filed reporting on Item 5. Other Events, regarding a press release dated September 29, 1998 announcing the completion of the merger between the Company and Dresser Industries, Inc.

    A Current Report on Form 8-K dated September 29, 1998, was filed reporting on Item 2. Acquisition or Disposition of Assets, regarding the acquisition of Dresser Industries, Inc., pursuant to the plan of merger dated as of February 25, 1998.

    A Current Report on Form 8-K/A dated September 29, 1998, was filed reporting on Item 2. Acquisition or Disposition of Assets, regarding the acquisition of Dresser Industries, Inc., and included supplemental financial statements for Halliburton Company for the three years ended December 31, 1997 and six months ended June 30, 1998.

    A Current Report on Form 8-K dated October 29, 1998, was filed  reporting on
    Item 5. Other Events, regarding a press release dated October 29, 1998, announcing third quarter earnings.

    A Current Report on Form 8-K dated October 30, 1998, was filed  reporting on
    Item 5. Other Events, regarding a press release dated October 30, 1998 announcing fourth quarter dividend.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         HALLIBURTON COMPANY





Date    November 16, 1998                By:    /s/ Gary V. Morris
      ---------------------                 ---------------------------------
                                                    Gary V. Morris
                                             Executive Vice President and
                                                Chief Financial Officer





                                               /s/ R. Charles Muchmore, Jr.
                                            ---------------------------------
                                                   R. Charles Muchmore, Jr.
                                                Vice President and Controller
                                                (Principal Accounting Officer)

Index to exhibits filed with this quarterly report.

Exhibit
Number         Description
--------       --------------------------

3 By-laws of Halliburton Company, as amended and restated effective September 29, 1998.

10(a)          Employment Agreement and amendment thereto.

10(b)          Employment Agreement and amendment thereto.

27 Financial data schedules for the nine months ended September 30, 1998.