Form 10-K
period 1998-12-31
HALLIBURTON CO
filed 1999-03-23
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from _______ to _______

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange on
       Title of each class                                 which registered
       -------------------                                 ----------------
Common Stock par value $2.50 per share                  New York Stock Exchange
Baroid Corporation 8% Guaranteed Senior Notes due 2003  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates on January 29, 1999, determined using the per share closing price on the New York Stock Exchange Composite tape of $29.69 on that date was approximately $13,028,800,000.

As of January 29, 1999, there were 440,201,382 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 25, 1999, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
         General Development of Business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company (the Company) provides energy services, engineering and construction services and manufactures products for the energy industry. Information related to acquisitions and dispositions is set forth in Note 14 to the financial statements of this annual report.
         Financial Information About Business Segments. The Company is comprised of three business segments. See Note 2 to the financial statements of this annual report for financial information about these three business segments.
         Description of Services and Products. The following is a summary which briefly describes the Company's services and products for each business segment.
         The Energy Services Group segment provides a wide range of services and products to provide both discrete services and products and integrated solutions to customers in the exploration, development and production of oil and natural gas. The Energy Services Group operates worldwide, serving major oil companies, independent operators and national oil companies. The segment includes Halliburton Energy Services (HES), which offers pressure pumping equipment and services, logging and perforating products and services, drilling systems and services, drilling fluid systems, drill bits, specialized completion and production equipment and services and well control products and services; Brown & Root Energy Services, which provides upstream oil and gas engineering, procurement and construction, project management and production services, subsea construction, fabrication and installation of onshore and offshore pipelines, offshore and production platforms, marine engineering and other marine related projects; Landmark Graphics Corporation, which provides integrated exploration and production information systems and professional services; and Halliburton Energy Development (HED), which creates business opportunities for the development, production and operation of oil and gas fields in conjunction with the Company's customers. In March 1999, HED was combined with HES.
         The Engineering and Construction Group segment provides: conceptual design, process design, detailed engineering, procurement, project and construction management; construction of chemical and petrochemical plants, refineries, liquefied natural gas (LNG) and gas processing facilities, pulp and paper mills, metal processing plants, airports, water and wastewater systems; technical and economic feasibility studies; site evaluation; repair and refitting of submarines and surface ships; operations and maintenance services, and engineering, logistics and wastewater management services for commercial industry, utilities and government customers.
         The Dresser Equipment Group segment designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and users throughout the world. Products and systems of this segment include compressors, turbines, generators, electric motors, pumps, engines and power systems, valves and controls, instruments, meters and pipe couplings, blowers and gasoline dispensing systems.
         Markets and Competition. The Company is one of the world's largest diversified energy services and engineering and construction services companies. The Company's services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of the Company's services and products are: price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. A growing number of customers are now indicating a preference for integrated services and solutions. These integrated services and solutions, in the case of the Energy Services Group, relate to all phases of exploration, development and production of oil and gas, and in the case of the Engineering and Construction Group, relate to all phases of design, procurement, construction project management and maintenance of a facility. Demand for these types of integrated services and solutions is based primarily upon quality of service, technical proficiency and value created.
         The Company conducts business worldwide in over 120 countries. Since the markets for the Company's services and products are so large and cross many geographic lines, a meaningful estimate of the number of competitors cannot be made. These markets are, however, highly competitive with many substantial companies operating in each market. Generally, the Company's services and products are marketed through its own servicing and sales organizations. A small percentage of sales of the Energy Service Group's and Dresser Equipment Group's products is made by supply stores and third-party representatives.
         Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to the conduct of its operations taken as a whole. Information regarding the Company's exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" and in Note 15 to the financial statements of this annual report.
         Customers and Backlog. In 1998, 1997, and 1996, respectively, 85%, 84% and 81% of the Company's revenues were derived from the sale of products and services to, including construction for, the energy industry. Approximately 10% of the total backlog at December 31, 1998 was for equipment manufacturing contracts. The following schedule summarizes the backlog of engineering and construction projects and equipment manufacturing contracts at December 31, 1998 and 1997:

       Millions of dollars                                     1998              1997
       --------------------------------------------------------------------------------
       Firm orders                                           $10,472          $12,087
       Government orders firm but not yet funded,
         letters of intent and contracts awarded but
         not signed                                              705              591
       --------------------------------------------------------------------------------
       Total                                                 $11,177          $12,678
       --------------------------------------------------------------------------------

         It is estimated that 65% of the backlog existing at December 31, 1998 will be completed during 1999. The Company's backlog excludes contracts for recurring hardware and software maintenance and support services. Backlog is not necessarily indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. Due to the size of certain contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
         Raw Materials. Raw materials essential to the Company's business are normally readily available. Where the Company is dependent on a single supplier for any materials essential to its business, the Company is confident that it could make satisfactory alternative arrangements in the event of an interruption in the supply of such materials.
         Research, Development and Patents. The Company maintains an active research and development program to assist in the improvement of existing products and processes, the development of new products and processes and the improvement of engineering standards and practices that serve the changing needs of its customers. Information relating to expenditures for research and development is included in Note 1 and Note 2 to the financial statements of this annual report.
         The Company owns a large number of patents and has pending a substantial number of patent applications covering various products and processes. The Company is also licensed under patents owned by others. The Company does not consider a particular patent or group of patents to be material to the Company's business.
         Seasonality. Weather and natural phenomena can temporarily affect the performance of the Company's services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of the Company's operations serve to mitigate the seasonal nature of the Company's business.
         Employees. At December 31, 1998, the Company employed approximately 107,800 people.
         Regulation. The Company is subject to various environmental laws and regulations. Compliance with such requirements has not substantially increased capital expenditures, adversely affected the Company's competitive position or materially affected the Company's earnings. The Company does not anticipate any material adverse effects in the foreseeable future as a result of existing environmental laws and regulations. Note 10 to the financial statements of this annual report discusses the Company's involvement as a potentially responsible party in the remedial activities to clean up several "Superfund" sites.

Item 2. Properties.
         Information relating to lease payments is included in Note 10 to the financial statements of this annual report. The Company's owned and leased facilities, as described below, are suitable for their intended use.
         Energy Services Group manufacturing facilities owned by the Company cover approximately 4.9 million square feet. Principal locations of these manufacturing facilities are Tulsa and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Dallas, Fort Worth, Garland, Longview, and Houston, Texas; Colorado Springs, Colorado; Arbroath, Scotland; Reynosa, Mexico; Newcastle and Manchester, England, and Maturin Mongas, Venezuela. An idle facility in Davis, Oklahoma was sold in 1998. The facility in Amarillo is idle. The manufacturing facility in Garland, Texas is leased to another company. The Energy Services Group also leases manufacturing facilities covering approximately 608,000 square feet. Principal locations of these facilities are Malvern, Pennsylvania; Houston, Texas; Jurong, Singapore; Panama City, Florida; Basingstoke, England; and Calgary, Alberta, Canada. The facilities in Basingstoke, England are subleased to another company. Research, development and engineering activities are carried out in owned facilities covering approximately 460,000 square feet. The major sites are in Houston, Austin and Carrollton, Texas; Duncan, Oklahoma; and Aberdeen, Scotland; and in leased facilities covering approximately 300,000 square feet in Houston, Texas; Englewood and Denver, Colorado; Leatherhead and Dorking, England; Leiderdrop, Holland; and Singapore. The facility in Dorking, England was idle at the end of 1998. The Energy Services Group marine fabrication facilities owned by the Company cover approximately 550 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; and Nigg and Wick, Scotland. The Belle Chasse, facility is leased to another company and the facility in Nigg, Scotland is leased to a joint venture of the Company. The Energy Services Group has 13 grinding facilities owned or leased by the Company. The Energy Services Group also has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee. Based on the number of tons of each of the above minerals consumed in fiscal 1998, the Company estimates its reserves, which it considers to be proven, to be sufficient for operations for the foreseeable future. In addition, service centers, sales offices and field warehouses are operated at approximately 290 locations in the United States, almost all of which are owned, and at approximately 360 locations outside the United States in both the Eastern and Western Hemispheres.
         Engineering and Construction Group fabricating facilities cover approximately 468,000 square feet in Houston, Texas and Edmonton, Canada, of which 388,000 square feet in Houston is leased to another company. Engineering and design, project management and procurement services activities are carried out in owned facilities covering approximately 650,000 square feet. Major sites of these activities are Houston and Baytown, Texas; Edmonton, Canada; Bundaberg and Emerald, Australia; Plymouth and Greenford, England. These activities are also carried out at leased facilities covering approximately 1.4 million square feet. Major sites are in Mobile, Alabama; Alhambra, California; London, England; Parkside, Victoria Park, Milton and Melbourne, Australia. The Engineering and Construction Group operates dockyard facilities owned by a 51% owned subsidiary of the Company covering approximately 155 acres in Plymouth,
England. Approximately 27 acres of this facility are subleased. In addition, project offices, field camps, service centers, and sales offices are operated at approximately 10 locations in the United States, almost all of which are owned, and at approximately 15 locations outside the United States in both the Eastern and Western Hemispheres.
         Dresser Equipment Group owns approximately 9.9 million square feet of manufacturing facilities. Major sites are in Austin, Stafford and Houston, Texas; Broken Arrow, Oklahoma; Painted Post, Olean and Wellsville, New York; Minneapolis, Minnesota; Stratford, Connecticut; Berea, Kentucky; Bradford, Pennsylvania; Salisbury, Maryland; Waukesha, Wisconsin; Avon, Massachusettes; Connersville, Indiana; Einbeck, Germany; Naples and Voghera, Italy; Malmo, Sweden; LeHavre and Conde, France; Huddersfield, England; Bonnyrigg and
Petreavie, Scotland; and Rio de Janeiro, Brazil. Dresser Equipment Group leases approximately 1.4 million square feet of manufacturing facilities. The major sites are in Houston, Texas; Shanghai, China; Kongsberg, Norway; and Salisbury, Maryland. In addition, service centers, sales offices and field warehouses are operated at approximately 75 locations in the United States, almost all of which are owned, and at approximately 65 locations outside the United States in both the Eastern and Western Hemispheres.

         General Corporate operates from leased facilities in Dallas, Texas covering approximately 25,000 square feet. The Company also leases approximately 5,500 square feet of space in Washington, D.C. The Company owns approximately 1 million square feet of office and campus space in Houston, Texas which is occupied by multiple business units and shared services groups who conduct administrative, procurement, and engineering design activities. These activities are carried on in leased facilities covering approximately 100,000 square feet in Surrey and Eastleigh, England. The Company also owns approximately 203,000 square feet of office and campus space in Leatherhead, England where multiple business units and shared services groups conduct administrative, procurement and engineering design activities.
         Due to the acquisition (the Merger) of Dresser Industries, Inc. (Dresser), and in response to the industry downturn due to declining oil and gas prices, the Company has certain manufacturing, administrative and service support facilities that are no longer fully utilized. The Company has enacted plans to vacate facilities that are now considered excess. In 1998, the Company recorded facility consolidation charges of $126.2 million to provide for the costs to dispose of owned properties or exit leased facilities. See Note 7 to the annual consolidated financial statements for additional information on the facility consolidations.

Item 3. Legal Proceedings.
         Information relating to various commitments and contingencies is described in Note 10 to the financial statements of this annual report.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant.

         The following table indicates the names and ages at December 31, 1998 of the executive officers of the registrant along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
*    William E. Bradford       Chairman of the Board, since September 1998
     (Age 63)                  Director of Registrant, since September 1998
                               Chairman of the Board of Dresser Industries,
                                   Inc., December 1996 to September 1998
                               Chief Executive Officer of Dresser Industries,
                                   Inc., November 1995 to September 1998
                               President of Dresser Industries, Inc., March 1992
                                   to December 1996
                               Chief Operating Officer of Dresser Industries,
                                   Inc., March 1992 to November 1995

     Jerry H. Blurton          Vice President and Treasurer, since July 1996
     (Age 54)                  Vice President - Finance & Administration of
                                   Halliburton Energy Services, August 1995 to
                                   July 1996
                               Vice President - Finance, 1991 to August 1995

*    Richard B. Cheney         Chief Executive Officer, since October 1995
     (Age 57)                  Director of Registrant, since October 1995
                               Chairman of the Board,  January 1996 to September
                                   1998
                               President,  October 1995 to May 1997
                               Senior Fellow, American Enterprise Institute,
                                   1993 to October  1995
                               Secretary, U.S. Department of Defense, 1989
                                   to 1993

     Lester L. Coleman         Executive Vice President and General Counsel,
     (Age 56)                      since May 1993
                               President of Energy Services Group, September
                                   1991 to May 1993

*    David J. Lesar            President and Chief Operating Officer, since
     (Age 45)                      May 1997
                               President and Chief Executive Officer of Brown &
                                   Root, Inc., since September 1996
                               Executive Vice President and Chief Financial
                                   Officer, August 1995 to May 1997
                               Executive Vice President of Finance and
                                   Administration of Halliburton Energy
                                   Services, November 1993 to August 1995
                               Partner,  Arthur  Andersen  LLP, 1988 to November
                                   1993

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

     R. Charles Muchmore, Jr.  Vice President and Controller, since August 1996
     (Age 45)                  Finance & Administration Director - Europe/Africa
                                   of Halliburton Energy Services, September
                                   1995 to August 1996
                               Regional Finance & Administration Manager -
                                   Europe/Africa of Halliburton Energy Services, December 1989 to September 1995

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Lewis W. Powers           Senior Vice President, since May 1996
     (Age 52)                  Vice President - Europe/Africa of Halliburton
                                   Energy Services, April 1993 to May 1996
                               Senior Vice President of Operations of Otis
                                   Engineering, June 1989 to April 1993

     Louis A. Raspino          Shared Services Vice President - Finance,
     (Age 46)                      effective March 1999
                               Senior Vice President - Strategic Planning &
                                   Business Development, Burlington Resources,
                                   Inc. (oil and gas exploration and
                                   production), October 1997 to June 1998
                               Senior  Vice   President   and  Chief   Financial
                                   Officer, Louisiana Land & Exploration Company
                                   (oil and gas exploration, production and refining), September 1995 to October 1997
                               Treasurer, Louisiana Land & Exploration Company,
                                   1992 to September 1995

*    Donald C. Vaughn          Vice Chairman, since September 1998
     (Age 62)                  President and Chief Operating Officer of Dresser
                                   Industries, Inc., December 1996 to
                                   September 1998
                               Executive Vice President, Dresser Industries,
                                   Inc., November 1995 to December 1996
                               Senior Vice President - Operations, Dresser
                                   Industries, Inc., January 1992 to
                                   November 1995
                               Chairman, President and Chief Executive Officer
                                   of M. W. Kellogg, Inc., June 1995 to
                                   June 1996
                               Chairman and Chief Executive Officer of The M. W.
                                   Kellogg Company, September 1986 to June 1996
                               President of The M. W. Kellogg Company, November
                                   1983 to June 1995




* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5.Market for the Registrant's Common Stock and Related Stockholder Matters. The Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly divided payment is included under the caption "Quarterly Data and Market Price Information" on page 55 of this annual report. Cash dividends on common stock for 1997 and 1998 were paid in March, June, September and December of each such year. The board of directors of Halliburton (the Board) intends to consider the payment of quarterly dividends on the outstanding shares of Halliburton common stock. The declaration and payment of future dividends, however, will be at the discretion of the Board and will depend upon, among other things, future earnings of Halliburton, its general financial condition, the success of its business activities, its capital requirements and general business conditions. At December 31, 1998, there were approximately 27,665 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
         Information relating to selected financial data is included on pages 52 through 54 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information  relating  to   management's  discussion  and  analysis  of
financial condition and results of operations is included on pages 9 through 18 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on pages 14 through 15 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                       Page No.
Report of Arthur Andersen LLP, Independent Public Accountants             19
Responsibility for Financial Reporting                                    20
Consolidated Statements of Income for the years ended
     December 31, 1998,  1997 and 1996                                    21
Consolidated Balance Sheets at December 31, 1998 and 1997                 22
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                     23
Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998, 1997 and 1996                       24-25
Notes to Financial Statements
  1.     Significant accounting policies                                  26
  2.     Business segment information                                     28
  3.     Inventories                                                      30
  4.     Property, plant and equipment                                    30
  5.     Related companies                                                30
  6.     Income taxes                                                     32
  7.     Special charges and credits                                      34
  8.     Lines of credit, notes payable and long-term debt                37
  9.     Dresser financial information                                    38
 10.     Commitments and contingencies                                    38
 11.     Income per share                                                 41
 12.     Common stock                                                     41
 13.     Series A junior participating preferred stock                    43
 14.     Acquisitions and dispositions                                    44
 15.     Financial instruments and risk management                        46
 16.     Retirement plans                                                 47
Quarterly Data and Market Price Information                               55

         The related  financial statement schedules  are included under Part IV,
Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         None.

                               HALLIBURTON COMPANY
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

HALLIBURTON / DRESSER MERGER
         On  September  29,  1998,  the  acquisition  (the  Merger)  of  Dresser
Industries, Inc. (Dresser) by the Company was completed. The Merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of Dresser for all periods presented. See Note 14 to the annual consolidated financial statements. Prior to the Merger, Dresser was a diversified company with operations in three business segments: Petroleum Products and Services; Engineering Services; and Energy Equipment. Prior to the Merger, the Company operated in two business segments, the Energy Group and the Engineering and Construction Group. Following the Merger, the Company is organized around three business segments: Energy Services Group; Engineering and Construction Group; and Dresser Equipment Group.
         Management of the Company believes the Merger provides the Company with the opportunity to better meet customer needs, to improve its technology, to strengthen its product service lines, to cut costs, and to position the Company for the future.

BUSINESS ENVIRONMENT
         The Company operates in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive, with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency fluctuations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations.
         The majority of the Company's revenues are derived from the sale of services and products, including construction activities, to the energy industry. The Company offers a comprehensive range of integrated and discrete services and products, as well as project management for oil and natural gas activities throughout the world. The decline in oil and gas prices in 1998 caused a decrease in the worldwide average rotary drilling rig count and sharply reduced demand for some of the Company's products and services. In response to weakening demand in some areas of the world, the Company has implemented plans to reduce the number of employees in those geographic areas where activity levels have declined, to scale back discretionary spending on capital expenditures and to curtail discretionary travel and other expenses. The Company has also taken steps to reduce its workforce and rationalize assets to eliminate duplicate resources in connection with the Merger.
         Oil and gas prices, global and regional economic growth rates and the resulting demand for products created from hydrocarbons affect the spending decisions of the Company's customers. Despite the current economic uncertainties, over the long term the Company believes steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations. These factors will also cause increasing demand for oil and natural gas to supply growing needs for refined products, petrochemicals, fertilizers, and power.
         Energy Services Group. During 1998, particularly in the second half of the year, the energy industry experienced a downturn brought about by a combination  of factors  that began in late 1997.  Decreased  demand in Asia for crude oil, increases in production from OPEC producers, added production increases from Iraq and unseasonably warm winters in North America during 1997 and 1998 all contributed to the industry downturn experienced during 1998. Throughout 1998, crude oil prices varied from $4 to $8 per barrel lower than 1997. Equally important, oil prices were less than $15 per barrel for most of 1998, particularly during the second half of the year, making many drilling programs economically infeasible. Natural gas prices within the U.S., although significantly lower than 1997 levels, remained above $2 per million BTU until the third quarter of 1998. During the third quarter of 1998, natural gas prices began a decline which, combined with additional declines in crude oil prices, resulted in further reductions in demand for hydrocarbon exploration and development. These factors negatively impacted the industry and the Company. Overall, the industry fundamentals in 1998 were significantly weaker than 1997.
         Integrated business solutions, long term overseas contracts and engineering and construction backlog benefited the Company's revenues throughout 1998 when compared to the industry fundamentals and worldwide rig counts. Continued interest in deepwater drilling in the Gulf of Mexico and projects in the North Sea, combined with U.S. natural gas prices above $2 per million BTU benefited the industry during the first and second quarters of 1998. As industry indicators began to significantly weaken in the third quarter of 1998, the Company started implementing actions to properly align its resources to projected industry conditions.
         Although 1998 was a difficult year and 1999 will also be difficult, the Company believes that long term industry fundamentals will prevail. Demand for oil and natural gas worldwide should recover and grow. Over time, the accelerating depletion of existing production and the need for technologies that make exploration and production economically feasible in the presence of low oil and gas prices will provide growth opportunities. The Company believes that its customers will continue to seek opportunities to lower the overall cost of exploring, developing and enhancing the recovery of hydrocarbons through increased utilization of integrated solutions, application of new technology and partnering and alliance arrangements. The Company believes that it has good opportunities to expand its revenues and profit through greater participation in larger projects that utilize its project management and integrated services capabilities. However, uncertainty exists within the industry into the foreseeable future.
         Engineering and Construction Group. While the Company has seen projects delayed and cancelled in many of the areas that it serves, the Company expects to see demand for its engineering and construction services continue to increase over the long term. The Company believes the key to increase its revenues and improve profit margins in the current environment will be its ability to provide total customer satisfaction. Today's competitive environment demands flexibility and innovation. To bring more value to its customers, the Company must demonstrate its ability to partner with other service and equipment suppliers and customers on larger projects, accept more project success risk through total project responsibility or fixed price contracts, broaden its core competencies, acquire and fully utilize proprietary technology and manage costs. The Group has determined it will focus on demand in the liquefied natural gas (LNG), fertilizer, petroleum, chemical and forest products industries in the United States and international locations. The Company also sees an expanding demand for its government services capabilities in the United States and the United Kingdom as governmental agencies, including local government units, continue to expand their use of outsourcing to improve service levels and manage costs.
         Dresser Equipment Group. Dresser Equipment Group's business activity is primarily determined by activity levels within the energy industry. Products and systems of Dresser Equipment Group include compressors, turbines, generators, electric motors, pumps, engines and power systems, valves, instruments, meters and pipe couplings, blowers and fuel dispensing systems. Demand for these products is directly affected by global economic activity, which influences demand for transportation fuels, petrochemicals, plastics, fertilizers, chemicals and by-products of oil and gas. The conditions for sales of Dresser Equipment Group products is highly competitive and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major industry areas, and general economic conditions. The group strives to be the low cost provider in this competitive environment.
         Because of the impact of economic and political conditions, and uncertainty in many parts of the world, several initiatives are in place to reduce capacity costs and improve operating performance. The Company believes strong demand still exists for products and services of Dresser Equipment Group. The key to achieving favorable operating results over the course of the year, particularly in light of industry conditions, will rely to a great extent on the ability of the group to leverage the customers currently served and leverage off of the products and service offerings of other Halliburton companies to be able to provide integrated solutions to the expanded customer base.
         In the near term, activity levels remain uncertain. In the long term the Company believes the demand for the products and systems of Dresser Equipment Group will increase due to rising population and an expanding industrial base.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997 AND 1996
REVENUES

Millions of dollars                            1998            1997            1996
-------------------------------------------------------------------------------------
Energy Services Group                     $  9,009.5      $  8,504.7      $  6,515.4
Engineering and Construction Group           5,494.8         4,992.8         4,720.7
Dresser Equipment Group                      2,848.8         2,779.0         2,710.5
-------------------------------------------------------------------------------------
Total revenues                            $ 17,353.1      $ 16,276.5      $ 13,946.6
-------------------------------------------------------------------------------------

         Revenues for 1998 were $17,353.1 million, an increase of 7% over 1997 revenues of $16,276.5 million and an increase of 24% over 1996 revenues of $13,946.6 million. Approximately 65% of the Company's consolidated revenues were derived from international activities in 1998 compared with 60% in 1997 and 59% in 1996.
         Energy Services Group revenues were $9,009.5 million for 1998, an increase of 6% over 1997 revenues of $8,504.7 million and an increase of 38% over 1996 revenues of $6,515.4 million. Revenues in the first half of 1998 were higher than comparable periods of the prior two years. Revenues in the second half of 1998 were impacted by the steep decline in activity as measured by the worldwide average rotary rig count. The yearly average worldwide rotary rig count fell 13% in 1998 compared to 1997 (including a third quarter comparative decline of 21% and a fourth quarter comparative decline of 30%) as customers of the Energy Services Group reacted to reduced prices for their products. Revenues for pressure pumping activities in 1998 were lower than 1997 but increased compared to 1996. The decrease in pressure pumping activities for 1998 compared to 1997 occurred in the second half of 1998. Other product and service lines experienced similar results in this time period. The revenue declines in 1998 compared to 1997 were more pronounced in North America, including the Gulf of Mexico shelf, and Venezuela. Revenues from upstream oil and gas engineering services increased in 1998 compared to 1997 and 1996, benefiting from activities in subsea product lines and from large engineering projects. Revenues for integrated exploration and production information systems reached record high levels in 1998. Approximately 67% of the Energy Services Group's revenues were derived from international activities each year in 1998, 1997 and 1996.
         Engineering and Construction Group revenues were $5,494.8 million for 1998, an increase of 10% from 1997 revenues of $4,992.8 million and an increase of 16% over 1996 revenues of $4,720.7 million. The increase in revenues in 1998 reflects LNG activities in Asia and Africa, an enhanced oil recovery project in Africa, and a major ethylene project in Singapore as well as increased revenues in Asia/Pacific from Kinhill, which was acquired in the third quarter of 1997. See Note 14 to the annual consolidated financial statements for additional information. For 1998 compared to 1997, revenues were negatively impacted by the sale of the environmental services business in December 1997 and lower activity levels for repair and refitting services for the British Royal Navy's fleet of submarines and surface ships. For 1997 compared to 1996, revenues were aided by the consolidation of Devonport Management Limited as a result of the Company's increased ownership percentage in that subsidiary. See Note 14. Lower levels of activity under service contracts with the U.S. Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia resulted in revenue reductions of approximately $290.0 million in 1997 compared to 1996.
         Dresser Equipment Group revenues were $2,848.8 million in 1998, an increase of 3% over 1997 revenues of $2,779.0 million, and an increase of 5% over 1996 revenues of $2,710.5 million. The compression and pumping and flow control product lines experienced small increases in revenues while the measurement and power systems product lines reported a slight decline in revenues for 1998 compared to 1997. Most of the increase in 1997 compared to 1996 came from the compressor joint venture with Ingersoll-Rand and the measurement product lines.


OPERATING INCOME
Millions of dollars                                             1998             1997             1996
--------------------------------------------------------------------------------------------------------
Energy Services Group                                     $     971.0      $   1,019.4       $    698.0
Engineering and Construction Group                              237.2            219.0            134.0
Dresser Equipment Group                                         247.8            248.3            229.3
General corporate                                               (79.4)           (71.8)           (72.3)
--------------------------------------------------------------------------------------------------------
Operating income before special charges and credits       $   1,376.6      $   1,414.9       $    989.0
--------------------------------------------------------------------------------------------------------
Special charges and credits:
   Asset related                                          $    (509.4)     $      (9.7)      $     (0.9)
   Personnel reductions                                        (234.7)            (5.6)           (41.0)
   Facility consolidations                                     (126.2)           (34.0)           (20.2)
   Merger transaction costs                                     (64.0)            (8.6)           (12.4)
   Other costs and credits                                      (45.8)            41.7            (11.3)
--------------------------------------------------------------------------------------------------------
Total special charges and credits                         $    (980.1)     $     (16.2)      $    (85.8)
--------------------------------------------------------------------------------------------------------
Operating income                                          $     396.5      $   1,398.7       $    903.2
--------------------------------------------------------------------------------------------------------

         Operating income was $396.5 million for 1998 compared to $1,398.7 million for 1997 and $903.2 million for 1996. Excluding special charges of $980.1 million, $16.2 million and $85.8 million during 1998, 1997 and 1996, respectively, operating income for 1998 decreased by 3% from 1997 and increased by 39% over 1996 as shown in the preceding table. See Note 7 to the annual consolidated financial statements for additional information on the special charges and credits.
         Energy Services Group operating income in 1998 was $971.0 million, a decrease of 5% from 1997 operating income of $1,019.4 million and an increase of 39% over 1996 operating income of $698.0 million. Operating margins were 10.8% in 1998 compared with 12.0% in 1997 and 10.7% in 1996. Most of the decline in operating margins in 1998 compared to 1997 can be attributed to declines in the completion products and pressure pumping lines, to lower activities in North America and Venezuela, and to additional job loss provisions recorded in the fourth quarter of 1998. Approximately 54%, 59% and 63% of the Energy Services Group's operating income was derived from international activities for 1998, 1997 and 1996, respectively. Operating income for pressure pumping in 1998 was about 10% lower than 1997 as activity levels were reduced in response to lower oil and gas prices. Other product and service lines were also impacted by reduced activity levels with only the drilling related lines having significantly better operating results in 1998 over 1997. Operating income in 1997 for the group benefited from increased activity levels and increased prices charged to customers, especially for pressure pumping services in North America. Operating income for drilling fluids increased in 1997 over 1996 due to the growth of more technically demanding wells being drilled, particularly in the Gulf of Mexico. Operating income for upstream oil and gas engineering activities in 1998 was about the same as 1997 results even after providing additional provisions for project losses in the North Sea, North Africa and Latin America related to variation orders for ongoing projects which the Company does not feel will be accepted by the customer due to current industry conditions. Energy Services Group results for 1996 include $35.0 million of gain sharing revenue on its portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125.0 million savings compared with the targeted cost. Operating income from pipecoating activities were substantially improved in 1997 compared to 1996 due to higher activity levels in the Far East, Middle East and the United States.
         Engineering and Construction Group operating income for 1998 of $237.2 million increased 8% over 1997 and 77% over 1996. Operating margins were 4.3% in 1998 compared with 4.4% for 1997 and 2.8% for 1996. Operating income in 1998 includes a favorable settlement of a claim on a Middle Eastern construction project. Excluding this settlement, operating margins for 1998 were 4.0%. Operating income and margins in 1998 were negatively affected by losses in the fourth quarter on existing highway and paving business and for selected projects which were impacted by the economic downturn in Asia. The Engineering and Construction Group has not started any new significant jobs in Asia. Improvement in operating income in 1997 over 1996 was realized through overhead reductions, a focus on higher margin business lines and the consolidation of Devonport Management Limited as a result of the Company's increased ownership percentage in that subsidiary. See Note 14 to the annual consolidated financial statements. The 1997 operating income improvements over 1996 were aided by LNG activities and oil recovery work in Africa together with engineering services for the fertilizer industry in Latin America. Operating income in 1996 included a $17.1 million charge for the impairment of the Engineering and Construction Group's investment in the Dulles Greenway toll road extension project.
         Dresser Equipment Group operating income in 1998 was $247.8 million or almost unchanged compared to 1997 operating income of $248.3 million. Operating income for 1998 increased 8% over 1996 operating income of $229.3 million. Operating income was negatively impacted in 1998 by $17 million of fourth quarter merger related expenses. Operating income in 1998 for the compression and pumping product line increased compared to 1997 due to restructuring initiatives instituted in late 1997 and increased revenues. Operating income for the flow control product line improved in 1998 over 1997 from cost improvements, better product mix, and increased volume. Operating income for the measurement product line decreased in 1998 due to weakness in the gas metering business as gas utilities continued to work off their excess inventory. The power systems product line operating income declined in 1998 compared to 1997 due to customers' reduced capital spending caused by softer demand in the gas compression and refining markets. Operating income increased in 1997 compared to 1996 primarily from the Ingersoll-Dresser Pump joint venture (profit improvement initiatives started in prior years); Wayne fuel dispensing systems (introduction of new technologies) and Energy Valve (improved margins and product mix).
         General corporate expenses for 1998 were $79.4 million and include expenses through the transition after the Merger for operating Dresser's corporate offices as well as Halliburton's corporate offices. As a percent of consolidated revenues, general corporate expenses were 0.5% in 1998 compared to 0.4% in 1997 and 0.5% in 1996.

NONOPERATING ITEMS
         Interest expense was $136.8 million for 1998 compared to $111.3 million in 1997 and $84.6 million in 1996. The increase in 1998 over 1997 is due to the increased level of short-term borrowings outstanding during 1998. These borrowings, which carry a lower interest rate than the Company's long-term debt, were used for working capital, capital expenditures and acquisitions. The increase in 1997 over 1996 is due to the issuance of debt under the Company's medium-term note program in 1997 and a full year's interest on $300.0 million of long-term debentures issued in August 1996 at a higher interest rate than the previous short-term debt.
         Interest income increased to $27.8 million in 1998 compared to $21.9 million in 1997 and $26.9 million in 1996. Interest income is typically a factor of the levels of invested cash maintained by the Company and its subsidiaries.
         Foreign currency gains (losses) netted to a loss of $12.4 million in 1998 compared to $0.7 million in 1997 and $19.1 million in 1996. The losses in 1998 occurred mainly in Asia/Pacific currencies. The 1996 losses were primarily due to devaluations of the Venezuelan bolivar and costs of hedging foreign exchange exposures of an Italian subsidiary.
         Provision for income taxes was $244.4 million in 1998. The provision for income taxes in 1998 includes a benefit of $234.1 million for special charge items that are tax deductible. Nondeductible special charge items of $109.0 million include merger transaction costs and nondeductible goodwill which was determined to be impaired. Excluding the special charge and applicable tax benefits in 1998, the effective tax rate was 38.0%. The 1997 provision of $491.4 million was higher than the 1996 provision of $248.4 million due in part to improved earnings. The effective income tax rate was 37.4% in 1997, compared with 29.9% in 1996. The lower effective income tax rate and provision for 1996 are due to credits of $43.7 million recorded during the third quarter of 1996 to recognize certain net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service. Excluding the tax benefits recorded in 1996, the effective income tax rate for 1996 was 35.2%. See Note 6 to the annual consolidated financial statements.
         Minority interest in net income of consolidated subsidiaries was $49.1 million in 1998 compared to $49.3 million in 1997 and $24.7 million in 1996. The increase in 1997 over 1996 is due primarily to Dresser Equipment Group's ownership interests in Dresser-Rand and the Engineering and Construction Group's ownership interests in Devonport Management Limited, which increased from approximately 30% to 51% during March 1997.
         Net income (loss) for 1998 was a loss of $14.7 million for a $0.03 diluted loss per share. In 1997 net income of $772.4 million yielded $1.77 diluted income per share while 1996 net income of $557.9 million yielded $1.29 diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES
         The Company ended 1998 with cash and equivalents of $202.6 million compared with $384.1 million in 1997 and $446.0 million in 1996. To conform Dresser's fiscal year-end to Halliburton's calendar year-end, Dresser's cash flows are measured from December 31, 1997, rather than from the October 31, 1997 balances included on the consolidated balance sheets.
         Cash flows from operating activities were $454.1 million for 1998 compared to $833.1 million for 1997 and $864.2 million for 1996. In 1998, the primary use of cash for operating activities was to fund increased working capital requirements.
         Cash flows used in investing activities were $846.1 million for 1998, $873.3 million for 1997 and $759.1 million for 1996. The majority of cash used for investing activities during 1998 was for capital expenditures. Capital expenditures in 1998 increased slightly over 1997 as the Company's continued investment in its enterprise-wide information systems initiative offset declines in other capital spending. Cash used in investing activities in 1997 also includes the acquisitions of OGC of approximately $118.3 million, and Kinhill of approximately $34.0 million, and an interest in PES (International) Limited of approximately $33.6 million, offset by the sale of the Company's environmental business for about $32.0 million. In 1996, investing activities included a $41.3 million expenditure for the Company's share of the purchase price of a subsidiary acquired by the Company's former 36% owned affiliate, M-I L.L.C. Also in 1996, several other acquisitions were made which used $32.2 million of cash.
         Cash flows from financing activities provided $253.7 million in 1998 and used $20.6 million in 1997 and $148.4 million in 1996. The Company issued $150.0 million of long-term debt under its medium-term note program in 1998. Also in 1998, the Company had net borrowings of short-term debt of $369.3 million and proceeds from exercise of stock options of $49.1 million. Dividends to shareholders used $254.2 million of cash in 1998. During 1997, cash was provided by proceeds from debt issued under the Company's medium-term note program of $300.0 million plus $3.2 million of other long-term borrowings and proceeds from the exercise of stock options of $71.5 million. Offsetting these inflows were payments on long-term debt of $17.7 million, net repayments on short-term borrowings of $85.8 million, payments to reacquire common stock of $44.1 million, and dividend payments of $250.3 million. Cash used for financing activities during 1996 consisted primarily of dividend payments of $239.6 million and payments to reacquire common stock of $235.2 million offset by proceeds from long-term borrowings of $295.6 million and proceeds from the exercise of stock options of $42.6 million. The Company's combined short-term notes payable and long-term debt was 32%, 24% and 23% of total capitalization at the end of 1998, 1997 and 1996, respectively.
         The Company has the ability to borrow additional short-term and long-term funds if necessary. See Note 8 to the annual consolidated financial statements regarding the Company's various short-term lines of credit, notes payable and long-term debt.

FINANCIAL INSTRUMENT MARKET RISK
         The Company is currently exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, the Company selectively hedges its foreign currency exposure through the use of currency derivative instruments. The objective of such hedging is to protect the Company's cash flows related to sales or purchases of goods or services from fluctuations in currency rates. Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, time horizon of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading purposes. See Note 1 to the annual consolidated financial statements for additional information on the Company's accounting policies on derivative instruments. See Note 15 to the annual consolidated financial statements for additional disclosures related to derivative instruments.

         Foreign exchange. While the Company operates in over 120 countries, the Company hedges only foreign currencies that are highly liquid and selects derivative instruments or a combination of instruments whose fluctuation in value is offset by the fluctuation in value to the underlying exposure. These hedges generally have expiration dates that do not exceed two years. Exposures to certain currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). The Company manages its foreign exchange hedging activities through a control system which includes monitoring of cash balances in traded currencies, analytical techniques such as value at risk estimations, and other procedures.
         Interest rates. The Company currently has exposure to interest rate risk from its long-term debt with interest based on LIBOR for the U.K. pound sterling (GBP) plus 0.75% which was incurred in connection with its acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). This risk is partially offset by a compensating balance of approximately one-half of the outstanding debt amount which earns interest at a rate equal to that of the Dockyard Loans. The compensating balance is restricted as to use by the Company and is included in other assets on the Company's consolidated balance sheets. See Note 8 to the annual consolidated financial statements for additional discussion of the Dockyard Loans.
         Value at risk. The Company uses a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments which could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at December 31, 1998. The resulting value at risk of $2.8 million estimates, with a 95% confidence interval, the potential loss the Company could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Interest rate exposures. The following table represents principal amounts at December 31, 1998, and related weighted average interest rates by year of maturity for the Company's restricted cash and long-term debt obligations. Other notes with varying interest rates of $10.2 million as shown in Note 8 to the annual consolidated financial statements are excluded from the following table.


                                                    Expected maturity date                                      Fair
                               ------------------------------------------------------------------
Millions of dollars              1999      2000       2001       2002       2003     Thereafter     Total       Value
-----------------------------------------------------------------------------------------------------------------------
Assets:
Restricted cash - British
  pound sterling                 4.1         4.1         4.1       2.6        -          -           14.9        14.9
      Average variable rate     6.38%       6.17%       6.04%     5.93%       -          -           6.22%
Long-term debt:
   U.S. dollar                  50.0       300.0         -        75.0     138.6       825.0      1,388.6     1,538.0
      Average fixed rate        6.27%       6.25%        -        6.30%      8.0%       7.58%        7.56%
   British pound sterling
      (Dockyard Loans)           8.1         8.1         8.1       5.1        -          -           29.4        29.4
      Average variable rate     6.38%       6.17%       6.04%     5.93%       -          -           6.22%
-----------------------------------------------------------------------------------------------------------------------

         Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. These implied forward rates should not be viewed as predictions of actual future interest rates. Restricted cash and the Dockyard Loans earn interest at LIBOR (GBP) plus 0.75%. Instruments that are denominated in currencies other than the U.S. dollar reporting currency are subject to foreign exchange rate risk as well as interest rate risk.

1998 SPECIAL CHARGES
         The third quarter of 1998 financial results include a pretax charge of $945.1 million ($722.0 million after tax) to provide for consolidation, restructuring and merger related expenses related to the merger with Dresser and the industry downturn. Components of the charge include $509.4 million of asset related writeoffs, writedowns and charges; $204.7 million for personnel reduction costs covering approximately 8,100 employees; $121.2 million of facility consolidation charges; $64.0 million of merger transaction costs; and $45.8 million of other costs. During the fourth quarter, an additional charge of $35.0 million ($24.0 million after tax) was taken to provide $30.0 million for additional personnel reduction costs covering approximately 2,750 employees and $5.0 million for additional facility consolidations.
         Approximately 45% of the special charge of $980.1 million either has resulted or will result in cash outflows. During 1998, cash outflows of approximately $110.0 million pertained to special charge items, primarily severance and merger transaction costs, while the remainder will be incurred in 1999.
         The Company expects to incur additional merger related incremental costs of between $120.0 million and $130.0 million through the end of 1999 that do not qualify as a special charge under the accounting rules. These costs include the relocation of personnel, inventory and equipment as part of facility consolidation efforts; implementing a company-wide common information technology infrastructure; merging engineering work practices; harmonizing employee benefit programs; and developing common policies and procedures to provide best practices. Approximately $24.0 million of such costs were incurred during the fourth quarter of 1998. During 1999, approximately $70.0 million will be expensed during the first and second quarters. See Note 7 to the annual consolidated financial statements for additional information on special charges incurred in 1998.

ENVIRONMENTAL MATTERS
         The Company is involved as a potentially responsible party in remedial activities to clean up several "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 10 to the annual consolidated financial statements for additional information on the one site.

YEAR 2000 ISSUE
         The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company.
         In  response  to  the  Y2K  issue,   the  Company  has  implemented  an
enterprise-wide Year 2000 Program designed to identify, assess and address significant Y2K issues in the Company's key business operations, including products and services, suppliers, business and engineering applications, information technology systems, facilities, infrastructure and joint venture projects.
         The Year 2000 Program is a comprehensive, integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chip technology. The primary phases of the program are: (1) inventorying existing equipment and systems; (2) assessing equipment and systems to identify those which are not Y2K ready and to prioritize critical items; (3) remediating, repairing or replacing non-Y2K ready equipment and systems; (4) testing to verify Y2K readiness has been achieved; and (5) deploying and certifying.
         At the end of 1998, the Company completed its inventory and assessment of all mission critical items. The Company estimates that it will complete the majority of its remediation phase by the end of the third quarter of 1999.

         In the fourth quarter of 1998, Landmark Graphics Corporation, a wholly-owned subsidiary of the Company, released its Year 2000 tested version of its integrated solutions software product.
         Overall the Company estimates that it is approximately 50% complete with its Year 2000 Program and anticipates having its products and mission-critical systems and equipment Y2K ready during the third quarter of 1999. The balance of 1999 will be focused on deployment, certification, testing and implementation of new and modified programs as required.
         The Y2K issue is a pervasive problem for most companies due to the interdependence of computer systems. Therefore, the Company is continually assessing the risks surrounding this issue and its potential impact on the Company. This includes the initial phases of business continuity planning, audits by customers and meetings with its material customers and suppliers. Meetings and presentations with key suppliers to date have not identified any key suppliers who expect significant Y2K interruption of services or supplies to the Company. Failure to address Y2K issues could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company is currently in the process of developing contingency plans in the event circumstances prevent the Company from meeting any portion of its current program schedule. These contingency plans are expected to be completed by April 1999.
         Through 1998, the Company has incurred approximately $22.0 million in costs related to its Year 2000 Program. The Company estimates that prior to January 1, 2000 it will have spent approximately $50.0 million to address the Y2K issue. These estimates do not include the costs associated with the Company initiatives discussed below. Costs associated with the Year 2000 Program are being treated as period costs and expensed as incurred.
         Independent of, but concurrent with, the Company's Y2K review, the Company is installing an enterprise-wide business information system which is scheduled to replace some of the Company's key finance, administrative and marketing software systems by the end of 1999 and is Y2K ready. In addition, and as a separate activity, the Company is in the process of replacing and standardizing its desktop computing equipment and software and updating its communications infrastructure. A third party is updating the communications infrastructure. The replacement of desktop equipment and software is an internal program based on the Company's common office environment initiative that has been expanded to include Dresser. Both of these programs will be completed by the end of 1999. All hardware and software installed as a part of these programs are Y2K ready.

ACCOUNTING PRONOUNCEMENTS
         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The guidelines set forth in SOP 98-1 do not differ significantly from the Company's current accounting policy for internal use software and therefore the Company does not expect a material impact on its results of operations or financial position from the adoption of SOP 98-1. The Company adopted SOP 98-1 effective January 1, 1999.
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999 and expects to record expense of approximately $30 million pretax or $0.04 after-tax per diluted share from the adoption of SOP 98-5 as the cumulative effect of an accounting change. Estimated annual expense for 1998 under SOP 98-5 would not have been materially different from the amount expensed under the current accounting treatment.
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133). This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 is effective for the Company beginning January 1, 2000. The Company is currently evaluating SFAS 133 to identify implementation and compliance methods and has not yet determined the effect, if any, on its results of operations or financial position.

FORWARD-LOOKING INFORMATION
         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Halliburton Company cautions that the statements in this annual report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact Halliburton Company's actual results of operations. While such forward-looking information reflects Halliburton Company's best judgement based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, Halliburton Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:

         - litigation, including, for example, asbestosis litigation and environmental litigation;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries Halliburton Company conducts operations;
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - environmental laws, including those that require emission performance standards for new and existing facilities;
         - the magnitude of governmental spending for military and logistical support of the type provided by Halliburton Company;
         - operations in countries with significant amounts of political risk, including, without limitation, Algeria and Nigeria;
         - the effects of severe weather conditions on operations, including for example, hurricanes shutting down operations on offshore platforms;
         - the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         - technological and structural changes in the industries served by Halliburton Company;
         - computer software and hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton Company which may be impacted by the Y2K issue;
         - integration of acquired businesses, including Dresser and its subsidiaries, into Halliburton Company;
         - the risk inherent in the use of derivative instruments of the sort used by Halliburton Company which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
         -  changes in the price of oil and natural gas;
         - changes in the price of commodity chemicals used by Halliburton Company;
         - changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks;
         - increased competition in the hiring and retention of employees in certain areas coupled with ongoing reductions-in-force in other areas;
         - changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
         - risks that result from entering into fixed fee engineering, procurement and construction projects of the types provided by Halliburton Company where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins; and
         - changes in capital spending by governments for infrastructure projects of the sort provided by Halliburton Company.

         In  addition,   future  trends  for  pricing,   margins,  revenues  and
profitability   remain  difficult  to  predict  in  the  industries   served  by
Halliburton Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors
Halliburton Company:


         We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. We did not audit the consolidated balance sheet of Dresser Industries, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as of December 31, 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the two years in the period ended December 31, 1997, as discussed in
Note 14. Such statements are included in the consolidated financial statements of Halliburton Company and reflect total assets of 48% for the year ended December 31, 1997, and total revenue of 46% and 47% for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Dresser Industries, Inc. is based solely upon the report of the other auditors. These financial statements are the responsibility of Halliburton Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
         In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.




                                   /s/  Arthur Andersen LLP
                                  -------------------------------
                                  ARTHUR ANDERSEN LLP


Dallas, Texas,
     January 25, 1999

RESPONSIBILITY FOR FINANCIAL REPORTING


         Halliburton Company is responsible for the preparation and integrity of its published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.
         The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.
         The Company maintains a system of internal control over financial reporting, which is intended to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Board, operating through its Audit Committee, which is composed entirely of Directors who are not current or former officers or employees of the Company, provides oversight to the financial reporting process.
         There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of an internal control system may change over time.
         The Company assessed its internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 1998, its system of internal control over financial reporting met those criteria.



HALLIBURTON COMPANY

by



  /s/  Richard B. Cheney                         /s/   Gary V. Morris
-----------------------------                   -----------------------------
       Richard B. Cheney                               Gary V. Morris
    Chief Executive Officer                     Exeuctive Vice President and
                                                   Chief Financial Officer

                               HALLIBURTON COMPANY
                        Consolidated Statements of Income
                   (Millions of dollars except per share data)


                                                                                        Years ended December 31
                                                                             ------------------------------------------------
                                                                                   1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Services                                                                   $    12,089.4      $  11,256.3   $    9,461.1
  Sales                                                                            5,069.9          4,857.0        4,351.7
  Equity in earnings of unconsolidated affiliates                                    193.8            163.2          133.8
-----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          $    17,353.1      $  16,276.5   $   13,946.6
-----------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of services                                                           $    11,058.8      $  10,163.9   $    8,708.0
  Cost of sales                                                                    4,317.6          4,032.7        3,628.3
  General and administrative                                                         600.1            665.0          621.3
  Special charges and credits                                                        980.1             16.2           85.8
-----------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                           16,956.6         14,877.8       13,043.4
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                     396.5          1,398.7          903.2
Interest expense                                                                    (136.8)          (111.3)         (84.6)
Interest income                                                                       27.8             21.9           26.9
Foreign currency losses                                                              (12.4)            (0.7)         (19.1)
Other nonoperating income, net                                                         3.7              4.5            4.6
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                     278.8          1,313.1          831.0
Provision for income taxes                                                          (244.4)          (491.4)        (248.4)
Minority interest in net income of consolidated subsidiaries                         (49.1)           (49.3)         (24.7)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $       (14.7)     $    $772.4   $      557.9
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share:
-----------------------------------------------------------------------------------------------------------------------------
     Basic                                                                   $       (0.03)     $      1.79   $       1.30
-----------------------------------------------------------------------------------------------------------------------------
     Diluted                                                                 $       (0.03)     $      1.77   $       1.29
-----------------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding:
     Basic                                                                           438.8            431.1          429.2
     Diluted                                                                         438.8            436.1          432.1

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)

                                                                                              December 31
                                                                                    --------------------------------
                                                                                          1998             1997
--------------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
  Cash and equivalents                                                              $       202.6    $       384.1
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $76.6 and $58.6)       3,345.5          2,980.4
    Unbilled work on uncompleted contracts                                                  514.9            407.2
--------------------------------------------------------------------------------------------------------------------
      Total receivables                                                                   3,860.4          3,387.6
  Inventories                                                                             1,301.8          1,299.2
  Deferred income taxes, current                                                            432.2            202.6
  Other current assets                                                                      286.1            169.7
--------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  6,083.1          5,443.2
Property, plant and equipment:
    At cost                                                                               6,850.1          6,646.0
    Less accumulated depreciation                                                         3,928.5          3,879.6
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                   2,921.6          2,766.4
Equity in and net advances to related companies                                             587.0            761.2
Excess of cost over net assets acquired (net of accumulated amortization
     of $240.1 and $205.7)                                                                  770.2          1,024.6
Deferred income taxes, noncurrent                                                           336.9            273.0
Other assets                                                                                413.2            433.4
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $    11,112.0    $    10,701.8
--------------------------------------------------------------------------------------------------------------------
                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable and current maturities of long-term debt                 $       573.5    $        57.9
  Accounts payable                                                                        1,008.5          1,132.4
  Accrued employee compensation and benefits                                                402.2            516.1
  Advance billings on uncompleted contracts                                                 513.3            638.3
  Income taxes payable                                                                      245.6            335.2
  Accrued special charges                                                                   426.4             13.1
  Other current liabilities                                                                 834.2            767.3
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             4,003.7          3,460.3
Long-term debt                                                                            1,369.7          1,296.9
Employee compensation and benefits                                                        1,006.6          1,013.7
Other liabilities                                                                           500.6            450.6
Minority interest in consolidated subsidiaries                                              170.2            163.4
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                     7,050.8          6,384.9
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share - authorized 600.0 shares,
     issued 445.9 and 453.7 shares                                                        1,114.7          1,134.3
  Paid-in capital in excess of par value                                                      8.2            168.2
  Deferred compensation                                                                     (50.6)           (44.3)
  Accumulated other comprehensive income                                                   (148.8)          (131.1)
  Retained earnings                                                                       3,236.0          3,563.4
--------------------------------------------------------------------------------------------------------------------
                                                                                          4,159.5          4,690.5
  Less 5.9 and 15.8 shares treasury stock, at cost                                           98.3            373.6
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                           4,061.2          4,316.9
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                     $    11,112.0    $    10,701.8
--------------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)

                                                                                          Years ended December 31
                                                                                  -----------------------------------------
                                                                                       1998          1997         1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $   (14.7)    $   772.4      $  557.9
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                     587.0         564.3         497.7
      Provision (benefit) for deferred income taxes                                    (293.4)          2.6         (13.4)
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                           (22.5)        (84.6)        (57.2)
      Accrued special charges                                                           413.3         (44.6)         57.7
      Other non-cash items                                                              272.2          59.2          33.1
      Other changes, net of non-cash items:
        Receivables                                                                    (279.9)       (408.8)       (363.5)
        Inventories                                                                     (66.3)       (117.1)       (147.5)
        Accounts payable                                                                (45.3)        (49.7)         98.8
        Other working capital, net                                                     (142.5)         39.9         286.9
        Other, net                                                                       46.2          99.5         (86.3)
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                           454.1         833.1         864.2
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                (914.3)       (880.1)       (731.1)
   Sales of property, plant and equipment                                               100.0         180.6          64.4
   Acquisitions of businesses, net of cash acquired                                     (40.4)       (161.5)        (60.5)
   Dispositions of businesses, net of cash disposed                                       7.7          37.6          21.6
   Other investing activities                                                             0.9         (49.9)        (53.5)
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                          (846.1)       (873.3)       (759.1)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Borrowings of long-term debt                                                         150.0         303.2         295.6
   Payments on long-term debt                                                           (26.7)        (17.7)         (8.2)
   Net borrowings (payments) of short-term debt                                         369.3         (85.8)         (7.3)
   Payments of dividends to shareholders                                               (254.2)       (250.3)       (239.6)
   Proceeds from exercises of stock options                                              49.1          71.5          42.6
   Payments to reacquire common stock                                                   (19.9)        (44.1)       (235.2)
   Other financing activities                                                           (13.9)          2.6           3.7
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                           253.7         (20.6)       (148.4)
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                  (5.4)         (1.1)          1.0
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                       (143.7)        (61.9)        (42.3)
Cash and equivalents at beginning of year  *                                            346.3         446.0         488.3

----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                 $   202.6     $   384.1      $  446.0
----------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosure  of cash flow  information:  Cash  payments  during the period for:
     Interest                                                                       $   137.0     $   106.1      $   76.1
     Income taxes                                                                       534.8         307.4         191.1
  Non-cash investing and financing activities:
     Liabilities assumed in acquisitions of businesses                              $     5.4     $   337.1      $   39.4
     Liabilities disposed of in dispositions of businesses                               23.6         205.5           9.8

* Cash balance at the beginning of 1998 does not agree to the prior year ending cash balance in order to conform Dresser's fiscal year to Halliburton's calendar year.

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
             (Millions of dollars and shares except per share data)

                                                                                Years ended December 31
                                                                  -----------------------------------------------------
                                                                          1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------
Common stock (number of shares)
   Balance at beginning of year                                             453.7             221.7            221.3
   Shares issued under incentive stock plans, net of forfeitures              1.1               1.3              0.3
   Cancellation of treasury stock                                            (8.9)               -              (0.1)
   Shares issued in connection with acquisition                               -                 8.2                -
   Two-for-one common stock split                                             -               222.5                -
   Shares issued pursuant to stock warrant agreement                          -                  -               0.2
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                   445.9             453.7            221.7
-----------------------------------------------------------------------------------------------------------------------
Common stock (dollars)
   Balance at beginning of year                                   $       1,134.3   $         554.3   $        553.3
   Shares issued under incentive stock plans, net of forfeitures              2.7               3.2              0.9
   Cancellation of treasury stock                                           (22.3)               -              (0.3)
   Shares issued in connection with acquisition                               -                20.5                -
   Two-for-one common stock split                                             -               556.3                -
   Shares issued pursuant to stock warrant agreement                          -                  -               0.4
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $       1,114.7   $       1,134.3   $        554.3
-----------------------------------------------------------------------------------------------------------------------
Paid-in capital in excess of par value
   Balance at beginning of year                                   $         168.2   $         615.1   $        593.9
   Shares issued under incentive stock plans, net of forfeitures             43.0              51.4             18.3
   Cancellation of treasury stock                                          (209.3)               -              (3.6)
   Shares issued in connection with employee compensation plans               6.3              21.4             (1.0)
   Shares issued in connection with acquisition                               -                36.6                -
   Two-for-one common stock split                                             -              (556.3)               -
   Shares issued pursuant to stock warrant agreement                          -                  -               7.5
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $           8.2   $         168.2   $        615.1
-----------------------------------------------------------------------------------------------------------------------
Deferred compensation
   Balance at beginning of year                                   $         (44.3)  $         (22.9)  $        (23.9)
   Current year awards, net                                                  (6.3)            (21.4)             1.0
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $         (50.6)  $         (44.3)  $        (22.9)
-----------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
   Cumulative translation adjustment                              $        (141.4)  $         (127.2) $        (93.9)
   Pension liability adjustment                                              (7.4)              (3.9)           (6.9)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $        (148.8)  $         (131.1) $       (100.8)
-----------------------------------------------------------------------------------------------------------------------
Cumulative translation adjustment
   Balance at beginning of year                                   $        (127.2)  $         (93.9)  $       (104.7)
   Conforming fiscal years                                                  (14.8)               -                 -
   Sale of M-I L.L.C.                                                         9.4                -                 -
   Current year changes, net of tax                                          (8.8)            (33.3)            10.8
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $        (141.4)  $        (127.2)  $        (93.9)
-----------------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                                   (continued)
             (Millions of dollars and shares except per share data)

                                                                                Years ended December 31
                                                                  -----------------------------------------------------
                                                                          1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------
Pension liability adjustment
   Balance at beginning of year                                   $          (3.9)  $          (6.9)  $         (7.0)
   Current year adjustment                                                   (3.5)              3.0              0.1
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $          (7.4)  $          (3.9)  $         (6.9)
-----------------------------------------------------------------------------------------------------------------------
Retained earnings
   Balance at beginning of year                                   $       3,563.4   $       3,077.1   $      2,758.8
   Net income (loss)                                                        (14.7)            772.4            557.9
   Cash dividends paid                                                     (254.2)           (250.3)          (239.6)
   Cancellation of treasury stock                                           (61.1)               -                 -
   Pooling of interests acquisition                                           -               (35.8)               -
   Conforming fiscal years                                                    2.6                -                 -
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $       3,236.0   $       3,563.4   $      3,077.1
-----------------------------------------------------------------------------------------------------------------------
Treasury stock (number of shares)
   Beginning of year                                                         15.8               8.6              5.6
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                             (1.1)             (1.5)            (1.2)
   Shares purchased                                                           0.1               0.7              4.3
   Cancellation of treasury stock                                            (8.9)               -              (0.1)
   Two-for-one common stock split                                             -                 8.0                -
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                     5.9              15.8              8.6
-----------------------------------------------------------------------------------------------------------------------
Treasury stock (dollars)
   Beginning of year                                              $         373.6   $         381.4   $        193.4
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                             (8.5)            (51.9)           (43.3)
   Shares purchased                                                           3.5              44.1            235.2
   Cancellation of treasury stock                                          (270.3)               -              (3.9)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $          98.3   $         373.6   $        381.4
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income
   Net income (loss)                                              $         (14.7)  $         772.4   $        557.9
   Translation rate changes, net of tax                                      (8.8)            (33.3)            10.8
   Current year adjustment to minimum pension liability                      (3.5)              3.0              0.1
-----------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                                     $         (27.0)  $         742.1   $        568.8
-----------------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note  1. Significant Accounting Policies
         The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
         Basis of presentation. On September 29, 1998, the Company completed the acquisition of Dresser Industries, Inc. (Dresser) pursuant to the Agreement and Plan of Merger (the Merger) dated as of February 25, 1998. The Merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the accounts of Dresser for all periods presented. Prior to the
Merger, Dresser had a fiscal year-end of October 31. Beginning in 1998, Dresser's fiscal year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 31, 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis. Dresser's operating results for November and December of 1997 are presented within the consolidated statements of shareholders' equity as "conforming fiscal years."
         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other affiliated companies in which the Company has at least 20% ownership and does not have management control are accounted for on the equity method. Certain prior year amounts have been reclassified to conform with the current year presentation.
         Revenues and Income Recognition. The Company recognizes revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall activity of the particular business operation. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed. All known or anticipated losses on contracts are provided for currently. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract periods of generally one year's duration. Training and consulting service revenues are recognized as the services are performed.
         Research and Development. Research and development expenses are charged to income as incurred. Such charges were $308.1 million in 1998, $259.2 million in 1997 and $218.0 million in 1996.
         Software Development Costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Thereafter, software development costs are capitalized until the software is ready for general release to customers. The Company capitalized costs of $13.4 million in 1998, $14.5 million in 1997 and $12.9 million in 1996 related to software developed for resale. Amortization expense related to these costs was $17.5 million for 1998, $15.0 million for 1997 and $12.5 million for 1996. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed three years.
         Income Per Share. Basic income per share amounts are based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 11 for a reconciliation of basic and diluted income per share from continuing operations. Prior year amounts have been adjusted for the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend paid on July 21, 1997.

         Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Receivables. The Company's receivables are generally not collateralized. Notes and accounts receivable at December 31, 1998 include $33.2 million ($30.8 million at December 31, 1997) due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon future deliveries or completion of such contracts. This amount is expected to be collected during 1999. Additionally, other noncurrent assets include $7.1 million ($7.3 million at December 31, 1997) of such retainage which is expected to be collected in years subsequent to 1999. Unbilled work on uncompleted contracts generally represents work currently billable and such work is usually billed during normal billing processes in the next month. At December 31, 1998, notes of $295.9 million ($34.4 million at December 31, 1997) with varying interest rates are included in notes and accounts receivable. See Note 5 for information on the note receivable generated by the sale of M-I L.L.C. (M-I).
         Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. The cost of most inventories is determined using either the first-in, first-out (FIFO) method or the average cost method although the cost of U.S. manufacturing and U.S. field service inventories is determined using the last-in, first-out (LIFO) method. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
         Property, Plant and Equipment. Property, plant and equipment is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Certain assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company follows the successful efforts method of accounting for oil and gas properties. At December 31, 1998, there were no significant oil and gas properties in the production stage of development. The Company is implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on development of the software system portion of the project are capitalized. Capitalized costs of the project will be amortized over periods of three to ten years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.
         Excess of Cost Over Net Assets Acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Excess of cost over net assets acquired that is identified with impaired assets, if any, will be evaluated using undiscounted future cash flows as the basis for determining if impairment exists. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value.
         Income Taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
         Derivative  Instruments.  The Company  primarily enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates and from time to time enters into derivatives to hedge exposures to interest rates or commodity prices. The Company does not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments to hedge exposure with an indeterminable maturity date are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains or losses on hedges of identifiable commitments are deferred and recognized when the offsetting gains or losses on the related hedged items are recognized. Deferred gains or losses for hedges which are terminated prior to the transaction date are recognized currently. In the event an identifiable commitment is no longer expected to be realized, any deferred gains or losses on hedges associated with the commitment are recognized currently. Costs associated with entering into such contracts are presented in other assets, while deferred gains or losses are included in other liabilities or other assets, respectively, on the consolidated balance sheets. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income, while gains or losses on interest rate derivatives and commodity derivatives are included in interest expense and operating income, respectively. During the years ended December 31, 1998, 1997 and 1996, the Company did not enter into any significant transactions to hedge interest rates or commodity prices.
         Foreign Currency Translation. Foreign entities whose functional currency is the U.S. dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity titled "cumulative translation adjustment."

Note 2.  Business Segment Information
         The Company has three business segments. These segments are organized around the products and services provided to the customers they serve. The business units within each segment are evaluated on operating income, operating margins and cash value added.
         The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services and well control. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems and professional services to the petroleum industry. The Energy Services Group has four business units:
Halliburton Energy Services, Brown & Root Energy Services, Landmark Graphics, and Halliburton Energy Development. (In March 1999, Halliburton Energy Development became a part of Halliburton Energy Services.) The long term performance for these business units is linked to the long term demand for hydrocarbons. The products and services the group provides are designed to help discover, develop and produce hydrocarbons. The customers for this segment are major oil companies, national oil companies and independent oil and gas companies.
         The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers.  The  Engineering  and  Construction  Group has two  business  units:
Kellogg-Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.
         The Dresser Equipment Group segment designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and petroleum users throughout the world. Dresser Equipment Group operates as one business unit.
         The Company's equity in pretax income or losses of related companies is included in revenues and operating income of the applicable segment.
Intersegment revenues included in the revenues of the other business segments and sales between geographic areas are immaterial. General corporate assets not included in a business segment are primarily comprised of receivables, deferred tax assets, and certain other investments including the investment in the Company's enterprise-wide information system.
         The tables below represent the Company's adoption of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Operations by Business Segment

                                                                    Years ended December 31
                                                            -----------------------------------------
Millions of dollars                                              1998          1997          1996
-----------------------------------------------------------------------------------------------------
Revenues:
  Energy Services Group                                     $   9,009.5   $   8,504.7   $   6,515.4
  Engineering and Construction Group                            5,494.8       4,992.8       4,720.7
  Dresser Equipment Group                                       2,848.8       2,779.0       2,710.5
-----------------------------------------------------------------------------------------------------
    Total                                                   $  17,353.1   $  16,276.5   $  13,946.6
-----------------------------------------------------------------------------------------------------
Operating income:
  Energy Services Group                                     $     971.0   $   1,019.4   $     698.0
  Engineering and Construction Group                              237.2         219.0         134.0
  Dresser Equipment Group                                         247.8         248.3         229.3
  Special charges and credits                                    (980.1)        (16.2)        (85.8)
  General corporate                                               (79.4)        (71.8)        (72.3)
-----------------------------------------------------------------------------------------------------
    Total                                                   $     396.5   $   1,398.7   $     903.2
-----------------------------------------------------------------------------------------------------
Capital expenditures:
  Energy Services Group                                     $     707.6   $     682.9   $     493.9
  Engineering and Construction Group                               33.5          61.5         105.6
  Dresser Equipment Group                                          72.9          76.4         119.0
  General corporate                                               100.3          59.3          12.6
-----------------------------------------------------------------------------------------------------
    Total                                                   $     914.3   $     880.1   $     731.1
-----------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Energy Services Group                                     $     405.4   $     395.0   $     338.5
  Engineering and Construction Group                               48.8          63.3          58.7
  Dresser Equipment Group                                          86.8          98.6          92.8
  General corporate                                                46.0           7.4           7.7
-----------------------------------------------------------------------------------------------------
    Total                                                   $     587.0   $     564.3   $     497.7
-----------------------------------------------------------------------------------------------------
Total assets:
  Energy Services Group                                     $   6,618.1   $   6,050.5   $   4,999.2
  Engineering and Construction Group                            1,404.7       1,645.8       1,490.7
  Dresser Equipment Group                                       1,944.2       2,115.3       2,126.8
  General corporate                                             1,145.0         890.2         970.1
-----------------------------------------------------------------------------------------------------
    Total                                                   $  11,112.0   $  10,701.8   $   9,586.8
-----------------------------------------------------------------------------------------------------
Research and development:
  Energy Services Group                                     $     220.0   $     173.8   $     150.1
  Engineering and Construction Group                                3.9           2.1           4.0
  Dresser Equipment Group                                          84.2          83.3          63.9
-----------------------------------------------------------------------------------------------------
    Total                                                   $     308.1   $     259.2   $     218.0
-----------------------------------------------------------------------------------------------------
Special charges and credits:
  Energy Services Group                                     $     721.1   $     (13.8)  $      43.1
  Engineering and Construction Group                               39.6           2.8          42.7
  Dresser Equipment Group                                          21.1          27.2           -
  General corporate                                               198.3           -             -
-----------------------------------------------------------------------------------------------------
    Total                                                   $     980.1   $      16.2   $      85.8
-----------------------------------------------------------------------------------------------------

Operations by Geographic Area

                                                                    Years ended December 31
                                                            ------------------------------------------
Millions of dollars                                              1998          1997          1996
------------------------------------------------------------------------------------------------------
Revenues:
  United States                                             $   6,132.2   $   6,506.5   $   5,730.0
  United Kingdom                                                2,246.7       2,315.0       1,504.6
  Other areas (over 120 countries)                              8,974.2       7,455.0       6,712.0
------------------------------------------------------------------------------------------------------
    Total                                                   $  17,353.1   $  16,276.5   $  13,946.6
------------------------------------------------------------------------------------------------------
Long-lived assets:
  United States                                             $   2,433.4   $   2,518.9   $   2,432.9
  United Kingdom                                                  609.9         775.0         626.9
  Other areas (numerous countries)                              1,055.0         982.8         956.6
------------------------------------------------------------------------------------------------------
    Total                                                   $   4,098.3   $   4,276.7   $   4,016.4
------------------------------------------------------------------------------------------------------

Note 3.  Inventories
         Inventories at December 31, 1998 and 1997 are comprised of the following:


Millions of dollars                                            1998            1997
-----------------------------------------------------------------------------------------
Finished products and parts                               $     638.3    $     670.9
Raw materials and supplies                                      250.3          213.7
Work in process                                                 561.4          535.8
Progress payments                                              (148.2)        (121.2)
-----------------------------------------------------------------------------------------
          Total                                           $   1,301.8    $   1,299.2
-----------------------------------------------------------------------------------------

     Inventories on the last-in, first-out (LIFO) method were $167.9 million and $195.9 million at December 31, 1998 and December 31, 1997, respectively. If the average cost or FIFO methods had been in use for inventories on the LIFO basis, total inventories would have been about $110.6 million and $100.8 million higher than reported at December 31, 1998 and 1997, respectively.

Note 4.  Property, Plant and Equipment
         Property, plant and equipment at December 31, 1998 and 1997 is comprised of the following:

Millions of dollars                                             1998           1997
-----------------------------------------------------------------------------------------
Land                                                        $     142.2  $     136.0
Buildings and property improvements                             1,131.6      1,055.9
Machinery, equipment and other                                  5,576.3      5,454.1
-----------------------------------------------------------------------------------------
          Total                                             $   6,850.1  $   6,646.0
-----------------------------------------------------------------------------------------

         At December 31, 1998 and 1997, machinery, equipment and other property includes oil and gas investments of approximately $223.7 million and $101.7 million, respectively and software developed for the Company's enterprise wide information system of $132.7 million and $59.5 million, respectively.

Note 5.  Related Companies
         The Company conducts some of its operations through various joint ventures which are in partnership, corporate and other business forms, which are principally accounted for using the equity method.

         The larger unconsolidated entities include European Marine Contractors, Limited (EMC), Bredero-Shaw and Ingersoll-Dresser Pump (IDP). EMC which is 50% owned by a subsidiary of the Company and part of the Energy Services Group, specializes in engineering, procurement and construction of marine pipelines. Bredero-Shaw, which is 50% owned by a subsidiary of the Company and part of the Energy Services Group, specializes in pipe coating. Effective February 29, 1996, a subsidiary of the Company entered into an agreement to form a joint venture with Shaw Industries Ltd. (Shaw) by contributing its Bredero Price assets and Shaw contributing its Shaw Pipe Protection assets on a worldwide basis. During the fourth quarter of 1997, the Company and Shaw agreed to a long-term extension of their strategic pipe coating alliance, Bredero-Shaw. In connection with the new agreement, Shaw agreed to pay a subsidiary of the Company $50 million over a four-year period. This transaction resulted in a fourth quarter pretax gain of $41.7 million which is reported in the consolidated statements of income in the caption "special charges and credits." For balance sheet purposes, at year-end 1997 the subsidiary of the Company deconsolidated Bredero-Shaw and accounted for its 50% interest in the joint venture as an equity investment. The subsidiary of the Company includes its share of equity earnings in the results of operations beginning January 1, 1998 under the equity method. IDP which is 49% owned by a subsidiary of the Company and part of the Dresser Equipment Group, manufactures a broad range of pump products and services.
         In the second quarter of 1996, M-I, formerly a 36% owned joint venture, purchased Anchor Drilling Fluids. The Company's share of the purchase price was $41.3 million and is included in cash flows from other investing activities. The Company sold its 36% ownership interest in M-I to Smith International, Inc. (Smith) on August 31, 1998. This transaction completed Halliburton's commitment to the U.S. Department of Justice to sell its M-I interest in connection with its merger with Dresser. The purchase price of $265 million was paid by Smith in the form of a non-interest bearing promissory note due April 1999. This receivable is included in "notes and accounts receivable" on the consolidated balance sheets. All of M-I's debt remains an obligation of M-I.
         Summarized financial statements for all combined jointly-owned operations which are not consolidated are as follows:


Combined Operating Results
Millions of dollars                                 1998           1997           1996
----------------------------------------------------------------------------------------------
Revenues                                     $     5,244.0   $    3,958.9   $    3,505.5
----------------------------------------------------------------------------------------------
Operating income                             $       478.3   $      407.3   $     325.7
----------------------------------------------------------------------------------------------
Net income                                   $       341.0   $      316.2   $     236.3
----------------------------------------------------------------------------------------------


Combined Financial Position
Millions of dollars                                 1998           1997
---------------------------------------------------------------------------
Current assets                               $     1,854.2   $    1,779.5
Noncurrent assets                                    322.3          576.0
---------------------------------------------------------------------------
  Total                                      $     2,176.5   $    2,355.5
---------------------------------------------------------------------------
Current liabilities                          $     1,074.6   $      859.6
Noncurrent liabilities                               118.2          245.3
Minority interests                                     3.9            8.1
Shareholders' equity                                 979.8        1,242.5
---------------------------------------------------------------------------
  Total                                      $     2,176.5   $    2,355.5
---------------------------------------------------------------------------

Note 6.  Income Taxes
         The components of the (provision) benefit for income taxes are:


Millions of dollars                                             1998        1997        1996
------------------------------------------------------------------------------------------------
Current income taxes
    Federal                                                 $   (301.8) $   (167.2)  $    (82.0)
    Foreign                                                     (228.5)     (306.1)      (169.8)
    State                                                         (7.5)      (15.5)       (10.0)
------------------------------------------------------------------------------------------------
         Total                                                  (537.8)     (488.8)      (261.8)
------------------------------------------------------------------------------------------------
Deferred income taxes
    Federal                                                      291.8         5.4         61.2
    Foreign and state                                              1.6        (8.0)       (47.8)
------------------------------------------------------------------------------------------------
         Total                                                   293.4        (2.6)        13.4
------------------------------------------------------------------------------------------------
Total                                                       $   (244.4) $   (491.4)  $   (248.4)
------------------------------------------------------------------------------------------------

         Included in federal income taxes are foreign tax credits of $182.2 million in 1998, $154.0 million in 1997 and $109.2 million in 1996. The United States and foreign components of income (loss) before income taxes and minority interests are as follows:


Millions of dollars                                             1998        1997        1996
------------------------------------------------------------------------------------------------
United States                                               $   (306.4) $    736.8   $    484.2
Foreign                                                          585.2       576.3        346.8
------------------------------------------------------------------------------------------------
    Total                                                   $    278.8  $  1,313.1   $    831.0
------------------------------------------------------------------------------------------------

         The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:


Millions of dollars                                             1998       1997
----------------------------------------------------------------------------------
Gross deferred tax assets
      Employee benefit plans                                $    314.9  $   334.4
      Special charges                                            135.3        -
      Accrued liabilities                                         93.5       79.4
      Insurance accruals                                          74.8       71.5
      Construction contract accounting methods                    93.0       70.6
      Inventory                                                   59.8       37.4
      Intercompany profit                                         38.5       39.3
      Net operating loss carryforwards                            38.5       46.7
      Intangibles                                                 30.5        -
      Foreign tax credits                                          -         21.2
      Alternative minimum tax carryforward                        15.1       15.1
      All other                                                  125.7       80.1
----------------------------------------------------------------------------------
          Total                                                1,019.6      795.7
----------------------------------------------------------------------------------
Gross deferred tax liabilities
      Depreciation and amortization                               85.0      124.5
      Unrepatriated foreign earnings                              25.5       35.6
      Safe harbor leases                                          10.4       11.0
      All other                                                   99.6       85.0
----------------------------------------------------------------------------------
          Total                                                  220.5      256.1
----------------------------------------------------------------------------------
Valuation allowances
      Net operating loss carryforwards                            26.3       30.7
      All other                                                    3.7       33.3
----------------------------------------------------------------------------------
          Total                                                   30.0       64.0
----------------------------------------------------------------------------------
Net deferred income tax asset                               $    769.1  $   475.6
----------------------------------------------------------------------------------

         The Company has provided for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, such a repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
         The Company has net operating loss carryforwards which expire as follows: 1999 through 2003, $49.3 million; 2004 through 2008, $18.8 million; 2009 through 2010, $1.9 million. The Company also has net operating loss carryforwards of $43.6 million with indefinite expiration dates. Reconciliations between the actual provision for income taxes and that computed by applying the U.S. statutory rate to income from continuing operations before income taxes and minority interest are as follows:


Millions of dollars                                             1998        1997         1996
------------------------------------------------------------------------------------------------
Provision computed at statutory rate                        $    (97.6) $   (459.6)  $   (290.9)
Reductions (increases) in taxes resulting from:
    Tax differentials on foreign earnings                        (19.8)       (4.3)        14.2
    State income taxes, net of federal income tax benefit         (7.8)      (12.0)        (7.0)
    Net operating losses                                           -           -           22.7
    Special charges                                             (109.0)       (3.0)        (3.0)
    Federal income tax settlement                                  -           -           16.1
    Nondeductible goodwill                                       (12.2)      (12.5)        (8.9)
    Other items, net                                               2.0         -            8.4
------------------------------------------------------------------------------------------------
        Total                                               $   (244.4) $   (491.4)  $   (248.4)
------------------------------------------------------------------------------------------------

         The Company has received statutory notices of deficiency for the 1990 and 1991 tax years from the Internal Revenue Service (IRS) of $92.9 million and $16.8 million, respectively, excluding any penalties or interest. The Company believes it has meritorious defenses and does not expect that any liability resulting from the 1990 or 1991 tax years will result in a material adverse effect on its results of operations or financial position. In 1996, the Company reached settlements with the IRS for certain matters including the 1989 taxable year. As a result of the settlement for the 1989 taxable year, the Company recognized tax benefits and net income was increased by $16.1 million in 1996.

Note 7.  Special Charges and Credits
         The Company has incurred various non-recurring transactions resulting from acquisitions, profit initiatives, and industry downturns as summarized below:
         Asset Related Charges. Asset related charges include impairments and write-offs of intangible assets and excess and/or duplicate machinery, equipment, inventory and capitalized software. Charges also include write-offs and lease cancellation costs related to acquired information technology equipment replaced with the Company's standard common office equipment and exit costs on other leased assets.
         Personnel Charges. Personnel charges include severance and related costs incurred to action announced employee reductions and personnel costs related to change of control.
         Facility Consolidation Charges. Facility consolidation charges include costs to dispose of owned properties or exit leased facilities.
         Merger Transaction Charges. Merger transaction costs include investment banking, filing fees, legal and professional fees and other merger related costs.
         Other Charges. Other charges include eliminating duplicate agents, contract cancellation costs and eliminating other duplicate capabilities.


                                        Asset                      Facility         Merger
                                       Related     Personnel     Consolidation    Transaction     Other
Millions of dollars                    Charges      Charges         Charges         Charges      Charges      Total
-----------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense
Business Segment
Energy Services Group                $    452.7    $  156.7   $         93.3   $       -      $     18.4  $    721.1
Engineering & Construction Group            7.9        19.1              7.9           -             4.7        39.6
Dresser Equipment Group                    18.1         1.4              1.6           -             -          21.1
General corporate                          30.7        57.5             23.4          64.0          22.7       198.3
-----------------------------------------------------------------------------------------------------------------------
Total                                $    509.4    $  234.7   $        126.2   $      64.0    $     45.8  $    980.1
Utilized                             $   (442.3)   $  (44.3)  $         (3.4)  $     (59.5)   $     (4.2) $   (553.7)
-----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998          $     67.1    $  190.4   $        122.8   $       4.5    $     41.6  $    426.4
-----------------------------------------------------------------------------------------------------------------------

         The third quarter of 1998 financial results include a pretax charge of $945.1 million ($722.0 million after tax) to provide for costs associated with the Merger and industry downturn due to declining oil and gas prices. During the fourth quarter, an additional charge of $35.0 million ($24.0 million after tax) was taken to provide $30.0 million for additional personnel reduction costs covering approximately 2,750 employees within the Energy Services Group and $5.0 million for additional facility consolidations within the Energy Services Group.
         As a result of the Merger, Halliburton and Dresser's completion products operations and its formation evaluation businesses have been combined, excluding Halliburton's logging-while-drilling (LWD) business and a portion of its measurement-while-drilling business which were required to be disposed of in connection with a Department of Justice consent decree. See Note 14. Based on the change in strategic direction, the outlook for the industry, the decision to standardize equipment product offerings and the expected loss on the disposition of the LWD business, the Company recorded impairments based upon anticipated future cash flows in accordance with FAS 121. This resulted in write-downs of excess of cost over net assets acquired of $254.2 million related to directional drilling and formation evaluation assets acquired in 1993 from Smith International Inc., formation evaluation assets acquired in the 1988 acquisition of Gearhart Industries, Inc., and completion products assets acquired in conjunction with the acquisitions of Mono Pumps and AVA in 1990 and 1992, respectively. In addition, $162.5 million of excess and duplicated machinery, equipment and inventory related to formation evaluation and completion products have been written down.
         Additional asset related charges within the Energy Services Group include excess and redundant equipment, software, inventory and excess of cost over net assets acquired of $36.0 million related to other product lines which are combinations of Halliburton and Dresser operations. The remaining asset related charges include $26.0 million of write-downs of redundant or impaired equipment, software and inventory in the Engineering and Construction and Dresser Equipment Groups, plus $30.7 million for write-downs of information technology equipment to be replaced with standard equipment and other duplicated shared services assets applicable to all segments. The majority of the asset related balance of $67.1 million at December 31, 1998 represents the write-downs to fair value less disposal costs at the expected disposal date. The majority of the balance will be utilized during the first and second quarters of 1999 in connection with planned activities.
         Personnel charges in 1998 reflect announced headcount reductions of 10,850 affecting all segments, corporate and shared service functions. In total, approximately 75% of the reductions will occur within the Energy Services Group. During 1998, the Company reduced employment levels, primarily operations personnel by approximately 5,000 (approximately 3,000 within North America and 1,100 within Latin America), including 4,700 within the Energy Services Group. The remainder will be incurred over the balance of 1999, primarily during the first and second quarter of the year.

         As a result of the Merger and the industry downturn, the Company plans to vacate, sell or close over 400 service, manufacturing and administrative facilities throughout the world. Until the properties included in the facility consolidation charges are vacated, the Company plans to continue its normal depreciation, lease costs and operating expenses which will be charged against the Company's results of operations. The majority of these facilities are within the Energy Services Group. During the fourth quarter of 1998, the Company sold or returned 33 service and administrative facilities. As of December 31, 1998, the Company had an additional 100 vacated properties which it is in the process of selling, subleasing or returning to the owner.
         Halliburton and Dresser merger transaction costs amounted to $64.0 million. At December 31, 1998, $4.5 million in estimated merger transaction costs remain to be paid.
         Other charges of $45.8 million include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. These costs will occur during 1999 in connection with the Company's renegotiation of these contractual agreements.
         At December 31, 1998, no adjustments or reversals to the remaining accrued special charges are planned.
         In the third quarter of 1997, a subsidiary of the Company sold certain assets of its SubSea operations to Global Industries, Inc. for $102.0 million cash. The Company recognized a loss of $9.7 million ($6.3 million after tax) on the sale. Also in the third quarter of 1997, the Company recorded merger transaction charges of $8.6 million (also $8.6 million after tax) for costs incurred by the Company and NUMAR to complete the NUMAR acquisition.
         In the fourth quarter of 1997, the Company recorded several nonrecurring transactions. The Company recognized a pretax charge of $21.6 million ($14.0 million after tax) to provide $9.6 million within the Energy Services Group and $6.4 million within the Dresser Equipment Group for various asset related charges whose carrying value has been impaired and $5.6 million for early retirement incentives. A subsidiary of the Company, along with its joint venture partner Ingersoll-Rand Company, approved profit initiatives at Dresser-Rand Company and Ingersoll-Dresser Pump Company. The Company's share of these initiatives included facility consolidation charges of $18.0 million ($7.5 million after tax and minority interest) for the closure of a Dresser-Rand facility in Europe, consolidation of repair and service operations and the discontinuance of certain product lines. A subsidiary of the Company and Shaw Industries, Ltd. agreed to a long-term extension of their strategic pipe coating alliance. See Note 5. This transaction resulted in a pretax gain of $41.7 million.
         Additionally, the Company recorded its share of personnel reduction charges of $30.2 million recorded during the two-month period ended December 31, 1997 to reduce employment levels by approximately 1,000 at Dresser-Rand and Ingersoll-Dresser Pump. These costs have been recorded in the consolidated statements of shareholders' equity as part of conforming the fiscal year of Dresser to Halliburton's calendar year. See Note 1.
         During the first quarter of 1996, Landmark recorded asset related charges of $12.2 million ($8.7 million after tax) for the write-off of in-process research and development activities acquired in connection with the purchase by Landmark of certain assets and the assumption of certain liabilities of Western Atlas International, Inc. and the write-off of related redundant assets and activities.
         During the third quarter of 1996, the Company recorded special charges of $73.6 million ($50.3 million after tax), which included $41.0 million of personnel charges to terminate approximately 1,000 employees related to reorganization efforts within the Engineering and Construction Group and plans to combine various administrative support functions throughout the Company into shared services; $20.2 million of facility charges for restructuring certain Engineering and Construction Group businesses, provide for excess lease space and other items; and $12.4 million for merger transaction costs incurred in relation to the merger with Landmark.
         The special charges to net income in the third quarter of 1996 were offset by tax credits during the same quarter of $43.7 million due to the recognition of net operating loss carryforwards and the settlement during the quarter of various issues with the Internal Revenue Service (IRS). The Company reached agreement with the IRS and recognized net operating loss carryforwards of $62.5 million ($22.5 million in tax benefits) from the 1989 tax year. The net operating loss carryforwards were utilized in the 1996 tax year. In addition, the Company also reached agreement with the IRS on issues related to intercompany pricing of goods and services for the tax years 1989 through 1992 and entered into an advanced pricing agreement for the tax years 1993 through 1998. As a result of these agreements with the IRS, the Company recognized tax benefits of $16.1 million. The Company also recognized net operating loss carryforwards of $14.0 million ($5.1 million in tax benefits) in certain foreign areas due to improving profitability and restructuring of foreign operations.

 Note    8. Lines of Credit,  Notes Payable and Long-Term Debt
         Short-term  notes payable and current maturities consists of:


Millions of dollars                                             1998        1997
------------------------------------------------------------------------------------
Short-term notes payable                                    $    515.0  $    50.5
Current maturities of long-term debt                              58.5        7.4
------------------------------------------------------------------------------------
  Total                                                     $    573.5  $    57.9
------------------------------------------------------------------------------------

         At year-end 1998, the Company had committed short-term lines of credit totaling $550.0 million available and unused, and other short-term lines of credit totaling $315.0 million. There were no borrowings outstanding under these facilities. The remaining short-term debt consists primarily of $462.9 million in commercial paper with an effective interest rate of 5.30% and $52.1 million in foreign bank loans and overdraft facilities with varying rates of interest.
         Long-term debt at the end of 1998 and 1997 consists of the following:


Millions of dollars                                             1998        1997
------------------------------------------------------------------------------------
6.25% notes due June 2000                                   $    300.0  $    300.0
7.6% debentures due August 2096                                  300.0       300.0
8.75% debentures due February 2021                               200.0       200.0
8% senior notes due April 2003                                   138.6       149.5
Medium-term notes due 1999 through 2027                          450.0       300.0
Term loans at LIBOR (GBP) plus 0.75% payable in
   semi-annual installments through March 2002                    29.4        45.9
Other notes with varying interest rates                           10.2         8.9
------------------------------------------------------------------------------------
                                                               1,428.2     1,304.3
Less current portion                                              58.5         7.4
------------------------------------------------------------------------------------
    Total long-term debt                                    $  1,369.7  $  1,296.9
------------------------------------------------------------------------------------

         The Company has issued notes under its medium-term note program as follows:


             Amount             Issue Date             Due               Rate             Prices            Yield
        -----------------------------------------------------------------------------------------------------------
        $ 125 million            02/11/97           02/01/2027           6.75%            99.78%             6.78%
        $  50 million            05/12/97           05/12/2017           7.53%              Par              7.53%
        $  50 million            07/08/97           07/08/1999           6.27%              Par              6.27%
        $  75 million            08/05/97           08/05/2002           6.30%              Par              6.30%
        $ 150 million            11/24/98           12/01/2008           5.63%            99.97%             5.63%
        -----------------------------------------------------------------------------------------------------------

         The Company's 8.75% debentures due February 2021 do not have sinking fund requirements and are not redeemable prior to maturity. The medium-term notes may not be redeemed at the option of the Company prior to maturity. There is no sinking fund applicable to the notes. Each holder of the 6.75% medium-term notes has the right to require the Company to repay such holder's notes, in whole or in part, on February 1, 2007. The net proceeds from the sale of the notes were used for general corporate purposes.
         During March 1997, a subsidiary of the Company incurred $56.3 million of term loans in connection with the acquisition of the Royal Dockyard in Plymouth, England (the Dockyard Loans). The Dockyard Loans are denominated in

GBP and bear interest at LIBOR (GBP) plus 0.75% payable in semi-annual installments through March 2002. Pursuant to certain terms of the Dockyard Loans, a subsidiary of the Company was initially required to provide a compensating balance of $28.7 million which is restricted as to use by the subsidiary. The compensating balance amount decreases in proportion to the outstanding debt related to the Dockyard Loans and earns interest at a rate equal to that of the Dockyard Loans. At December 31, 1998, the compensating balance of $14.9 million is included in other assets in the consolidated balance sheets.
         Long-term debt matures over the next five years as follows: $58.5 million in 1999; $308.3 million in 2000; $8.3 million in 2001; $85.3 million in 2002; and $138.8 million in 2003.

Note 9. Dresser Financial Information
         Dresser Industries Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% senior notes (the Notes) remain outstanding and the Notes are fully guaranteed by the Company. See Note 8. As long as the Notes remain outstanding, summarized financial information of Dresser will be presented in periodic reports filed by the Company on Form 10-K and Form 10-Q. The Company has not presented separate financial statements and other disclosures concerning Dresser because management has determined such information is not material to holders of the Notes.
         In January 1999, as part of the legal reorganization associated with the Merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser Industries, Inc. As a result of this action, the majority of the operating assets and activities of the combined company in 1999 will be included within the legal structure of Dresser Industries, Inc.


Dresser Industries, Inc.
Financial Position                                              December 31         October 31
-------------------------------------------------------------------------------------------------
Millions of dollars                                                1998                1997
-------------------------------------------------------------------------------------------------
Current assets                                              $       2,417.2      $    2,471.6
Noncurrent assets                                                   2,613.7           2,627.2
-------------------------------------------------------------------------------------------------
  Total                                                     $       5,030.9      $    5,098.8
-------------------------------------------------------------------------------------------------
Current liabilities                                         $       1,388.6      $    1,687.4
Noncurrent liabilities                                              1,544.4           1,535.5
Minority interest                                                     153.5             143.7
Shareholders' equity                                                1,944.4           1,732.2
-------------------------------------------------------------------------------------------------
  Total                                                     $       5,030.9      $    5,098.8
-------------------------------------------------------------------------------------------------

                                                                               Twelve months ended
Dresser Industries, Inc.                                   -----------------------------------------------------------
Operating Results                                              December 31         October 31          October 31
----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                                1998                1997                1996
----------------------------------------------------------------------------------------------------------------------
Revenues                                                    $      8,135.7       $    7,457.9      $     6,561.5
----------------------------------------------------------------------------------------------------------------------
Operating income                                            $        677.1       $      600.6      $       485.3
----------------------------------------------------------------------------------------------------------------------
Net income                                                  $        343.8       $      318.0      $       257.5
----------------------------------------------------------------------------------------------------------------------

Note 10. Commitments and Contingencies
         Leases. At year end 1998, the Company and its subsidiaries were obligated under noncancelable operating leases, expiring on various dates through 2021, principally for the use of land, offices, equipment, field facilities, and warehouses. Aggregate rentals charged to operations for such leases totaled $207.1 million in 1998, $202.8 million in 1997 and $177.8 million in 1996. Future aggregate rentals on noncancelable operating leases are as follows: 1999, $147.3 million; 2000, $121.0 million; 2001, $96.6 million; 2002,
$83.1 million; 2003, $60.9 million; and thereafter, $150.7 million.

         Asbestosis Litigation. Since 1976, Dresser and its former divisions or subsidiaries have been involved in litigation resulting from allegations that third parties had sustained injuries and damage from the inhalation of asbestos fibers contained in certain products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser.
         Over the last 20 years approximately 183,000 claims have been filed against Dresser and its former divisions or subsidiaries. Claims continue to be filed with 29,400 new claims filed in 1998. Dresser and its former divisions or subsidiaries have entered into agreements with insurance carriers which cover, in whole or in part, indemnity payments, legal fees and expenses for certain categories of claims. Dresser and its former divisions or subsidiaries are in negotiation with carriers over coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by individual claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims.
         Since 1976, Dresser and its former divisions and subsidiaries have settled or disposed of 120,000 claims for a gross cost of approximately $89.1 million with insurance carriers paying all but $37.0 million. Provision has been made for the estimated exposure, based on historical experience and expected recoveries from insurance carriers, related to the 63,400 claims which were open at the end of 1998 including 14,000 for which settlements are pending. Management has no reason to believe that the insurance carriers will not be able to meet their share of future obligations under the agreements.
         Pursuant to an agreement entered into at the time of the spin-off, Global Industrial Technologies, Inc. ("Global" formerly INDRESCO, Inc.) assumed liability for asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the Harbison-Walker Refractories Division of Dresser Industries, Inc. These asbestos claims are subject to certain agreements with insurance carriers that cover expense and indemnity payments. Global now disputes that it assumed responsibility for any of such asbestos claims based on negligence. Global also now asserts certain other claims relating to the insurance coverage responding to asbestos claims. In order to resolve these assertions, Global has invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. On February 19, 1999 Dresser filed suit in the Delaware Chancery Court seeking an injunction to restrain such arbitration as being barred by the Delaware statute of limitations. The Company believes that these new assertions by Global are without merit and intends to vigorously defend itself against them.
         Management recognizes the uncertainties of litigation and the possibility that a series of adverse rulings could materially impact operating results. However, based upon Dresser's historical experience with similar claims, the time elapsed since Dresser and its former divisions or subsidiaries discontinued sale of products containing asbestos, and management's understanding of the facts and circumstances that gave rise to such claims, management believes that the pending asbestos claims will be resolved without material effect on Halliburton's financial position or results of operations.
         Environmental. The Company is involved through its subsidiaries as a potential responsible party (PRP) in remedial activities to clean up various "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company.
         With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information that would enable management to quantify the Company's potential liability has not been developed and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Brown & Root, Inc., now Kellogg Brown & Root, Inc. (KBR), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). The Jasper County Superfund Site includes areas of mining activity that occurred from the 1800s through the mid 1950s in the southwestern portion of Missouri. The site contains lead and zinc mine tailings produced from mining activities. KBR is one of nine participating PRPs that have agreed to perform a Remedial Investigation/Feasibility Study (RI/FS), which, due to various delays, is not expected to be completed until late 1999. Although the entire Jasper

County Superfund Site comprises 237 square miles as listed on the National Priorities List, in the RI/FS scope of work, the EPA has only identified seven areas, or subsites, within this area that need to be studied and then possibly remediated by the PRPs. Additionally, the Administrative Order on Consent for the RI/FS only requires KBR to perform RI/FS work at one of the subsites within the site, the Neck/Alba subsite, which only comprises 3.95 square miles. KBR's share of the cost of such a study is not expected to be material. In addition to the Superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At the present time KBR cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
         General Litigation. The purchasers of Dresser's former hand tool division sued Dresser for fraud in connection with the October 1983 transaction. In May 1994, the jury returned a verdict awarding the plaintiffs $4.0 million in compensatory damages and $50.0 million in punitive damages. On October 13, 1994, the Court ordered a reduction of damages from $54.0 to $12.0 million. On October 15, 1996, the Court of Appeals issued its decision reversing the trial court's decision as to compensatory and punitive damages and remanding the case for a new trial on damages. On remand, the trial court ordered that the new trial contemplated by the appellate decision be limited to compensatory damages only, despite the express statement that punitive damages were also reversed, and decided that the court would review the original punitive damages verdict after the retrial on compensatory damages.
         As of October, 1998 the trial was held on compensatory damages and concluded with a jury award of $1. Following that, a hearing was held in January, at which the judge reduced the punitive damage award from $50 million to $650,000. The sum of $650,001 was paid during the first week of February 1999, and this case is now concluded.
         Merger. In connection with the Merger, Dresser and its directors have been named as defendants in three lawsuits filed in late February of 1998 and early March of 1998 in the Delaware Court of Chancery. The lawsuits each purport to be a class action filed on behalf of Dresser's stockholders and allege that the consideration to be paid to Dresser's stockholders in the Merger is inadequate and does not reflect the true value of Dresser. The complaints also each allege that the directors of Dresser have breached their fiduciary duties in approving the Merger. One of the actions further alleges self-dealing on the part of the individual defendants and asserts that the directors are obliged to conduct an auction to assure that stockholders receive the maximum realizable value for their shares. All three actions seek preliminary and permanent injunctive relief as well as damages. On June 10, 1998 the court issued an order consolidating the three lawsuits which requires the plaintiffs to file an amended consolidated complaint "as soon as practicable." To date, plaintiffs have not filed an amended complaint. The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.
         Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 11.  Income Per Share

Millions of dollars and shares
except per share data                             1998          1997           1996
----------------------------------------------------------------------------------------
Net income (loss)                            $     (14.7)  $     772.4    $     557.9
-----------------------------------------------------------------------------------------
Basic weighted average shares                      438.8         431.1          429.2
Effect of common stock equivalents                   -             5.0            2.9
-----------------------------------------------------------------------------------------
Diluted weighted average shares                    438.8         436.1          432.1
-----------------------------------------------------------------------------------------

Income (loss) per common share:
   Basic                                     $     (0.03)  $     1.79     $      1.30
-----------------------------------------------------------------------------------------
   Diluted                                   $     (0.03)  $     1.77     $      1.29
-----------------------------------------------------------------------------------------

         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Diluted earnings per share for 1998 excludes 3.3 million potential common shares which were antidilutive for earnings per share purposes. Also excluded from the computation of diluted earnings per share are options to purchase 1.4 million shares of common stock in 1998; 1.1 million shares in 1997; and 2.6 million shares in 1996. These options were outstanding during these respective years, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 12.  Common Stock
         On June 25, 1998, the Company's shareholders voted to increase the Company's number of authorized shares from 400.0 million to 600.0 million.
         On May 20, 1997, the Company's shareholders voted to increase the Company's number of authorized shares from 200.0 million shares to 400.0 million shares. On June 9, 1997, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend distributed on July 21, 1997 to shareholders of record on June 26, 1997. The par value of the Company's common stock of $2.50 per share remained unchanged. As a result of the stock split, $556.3 million was transferred from paid-in capital in excess of par value to common stock. Historical share and per share amounts presented on the supplemental consolidated statements of income and in the discussion below concerning stock options and restricted stock have been restated to reflect the stock split.
         The Company's 1993 Stock and Long-Term Incentive Plan (1993 Plan) provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; (4) performance share awards; and (5) stock value equivalent awards. Under the terms of the 1993 Plan as amended, 27 million shares of the Company's Common Stock have been reserved for issuance to key employees. At December 31, 1998, 14.6 million shares were available for future grants under the 1993 Plan.
         In connection with the acquisitions of Dresser, Landmark Graphics Corporation (Landmark) and NUMAR Corporation (NUMAR) (see Note 14), outstanding stock options under the stock option plans maintained by Dresser, Landmark and NUMAR were assumed by the Company. Stock option transactions summarized below include amounts for the 1993 Plan, the Dresser plans using the acquisition exchange rate of 1 share for each Dresser share, the Landmark plans using the acquisition exchange rate of 1.148 shares for each Landmark share, and the NUMAR plans using the acquisition exchange rate of .9664 shares for each NUMAR share. The period from December 1997 to December 1998 includes Dresser's activities from its fiscal year-end of October 1997 to December 1997 in order to conform Dresser's fiscal year-end to Halliburton's calendar year-end.


                                                              Exercise          Weighted Average
                                           Number of          Price per          Exercise Price
Stock Options                                Shares             Share              per Share
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995           12,289,650      $  2.90 - 29.73         $  18.53
---------------------------------------------------------------------------------------------------
  Granted                                   4,295,409        14.48 - 29.57            27.49
  Exercised                                (2,722,828)        2.90 - 23.88            16.72
  Forfeited                                  (445,660)        8.71 - 28.09            18.81
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996           13,416,571         3.49 - 29.73            21.77
---------------------------------------------------------------------------------------------------
  Options assumed in acquisition              854,050         3.10 - 22.12            12.22
  Granted                                   2,194,972        30.69 - 61.50            46.18

  Exercised                                (3,684,923)        3.10 - 29.56            17.95
  Forfeited                                  (395,833)        9.15 - 39.88            22.69
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997           12,384,837         3.10 - 61.50            26.55
---------------------------------------------------------------------------------------------------
  Granted                                   4,273,368        26.19 - 46.50            33.07
  Exercised                                (2,435,393)        3.10 - 37.88            20.84
  Forfeited                                  (397,610)        5.40 - 54.50            33.64
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998           13,825,202      $  3.10 - 61.50         $  29.37
---------------------------------------------------------------------------------------------------

         Options outstanding at December 31, 1998 are composed of the following:


                                         Outstanding                                 Exercisable
                       ------------------------------------------------    --------------------------------
                                           Weighted
                          Number of         Average        Weighted           Number of        Weighted
                          Shares at        Remaining       Average            Shares at        Average
      Range of           December 31,     Contractual      Exercise         December 31,       Exercise
   Exercise Prices           1998            Life           Price               1998            Price
-----------------------------------------------------------------------------------------------------------

 $  3.10 - 14.38             354,189           3.81       $  10.36                354,189     $  10.36
   14.48 - 18.13           1,806,304           6.12          16.68              1,660,940        16.71
   18.24 - 29.19           5,519,919           7.88          25.28              2,943,534        23.11
   29.56 - 61.50           6,144,790           8.30          37.87              2,885,151        35.46
-----------------------------------------------------------------------------------------------------------
 $  3.10 - 61.50          13,825,202           7.73       $  29.37              7,843,814     $  25.72
-----------------------------------------------------------------------------------------------------------

         There were 6.9 million options exercisable with a weighted average exercise price of $21.17 at December 31, 1997, and 6.5 million options exercisable with a weighted average exercise price of $18.57 at December 31, 1996.
         All stock options under the 1993 Plan, including options granted to employees of Dresser, Landmark and NUMAR since the acquisition of such companies, are granted at the fair market value of the Common Stock at the grant date. Landmark, prior to its acquisition by the Company, had provisions in its plans that allowed Landmark to set option exercise prices at a defined percentage below fair market value.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:


                                                 Assumptions                                 Weighted Average
                     ---------------------------------------------------------------------
                        Risk-Free          Expected          Expected         Expected        Fair Value of
                      Interest Rate     Dividend Yield   Life (in years)     Volatility      Options Granted
--------------------------------------------------------------------------------------------------------------
1998                    4.3 - 5.3%         1.2 - 2.7%         5 - 6.5      20.1 - 38.0%          $   11.63
1997                    6.0 - 6.4%         1.0 - 2.7%         5 - 6.5      22.8 - 43.3%          $   17.29
1996                    5.8 - 5.9%         1.6 - 2.7%         5 - 6.5      23.1 - 39.7%          $    9.44
--------------------------------------------------------------------------------------------------------------

         Stock options generally expire ten years from the grant date. Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date.
         The Company accounts for its option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Company's stock option programs been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's pro forma net income (loss) for 1998, 1997 and 1996 would have been $(42.6) million, $750.3 million and $547.1 million, respectively, resulting in diluted earnings (loss) per share of $(0.10), $1.72 and $1.27, respectively.
         Restricted shares awarded under the 1993 Plan for 1998, 1997 and 1996 were 414,510; 515,650; and 363,800, respectively. The shares awarded are net of forfeitures of 136,540; 34,900; and 34,600 shares in 1998, 1997 and 1996, respectively. The weighted average fair market value per share at the date of grant of shares granted in 1998, 1997 and 1996 was $34.77, $45.29 and $28.24,
respectively.
         The Company's Restricted Stock Plan for Non-Employee Directors (Restricted Stock Plan) allows for each non-employee director to receive an annual award of 400 restricted shares of Common Stock as a part of compensation. The Company reserved 100,000 shares of Common Stock for issuance to non-employee directors. The Company issued 3,200; 3,200 and 3,600 restricted shares in 1998, 1997 and 1996, respectively, under this plan. At December 31, 1998, 20,400 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted in 1998, 1997 and 1996 was $36.31, $46.06 and $26.57, respectively.
         The Company's Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of Common Stock have been reserved. At December 31, 1998, 170,300 shares (net of 26,700 shares forfeited) have been issued. Forfeitures were 1,900; 14,600 and 8,400 in 1998, 1997 and 1996, respectively, and no further grants are being made under this plan.
         Under the terms of the Company's Career Executive Incentive Stock Plan, 15 million shares of the Company's Common Stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1998, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
         Restricted shares issued under the 1993 Plan, Restricted Stock Plan, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition with such restrictions lapsing periodically over an extended period of time not exceeding ten years. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. Compensation costs recognized in income for 1998, 1997 and 1996 were $7.6 million, $7.1 million and $6.9 million, respectively. At December 31, 1998, the unamortized amount is $50.6 million.

Note 13.  Series A Junior Participating Preferred Stock
         The Company has previously declared a dividend of one preferred stock purchase right (a Right) on each outstanding share of Common Stock. This dividend is also applicable to each share of Halliburton Common Stock that was issued subsequent to adoption of the Rights Agreement entered into with ChaseMellon Shareholder Services, L.L.C. (the Rights Agent). Each Right entitles its holder to buy one two-hundredth of a share of the Company's Series A Junior

Participating Preferred Stock, without par value, at an exercise price of $75. These Rights are subject to certain antidilution adjustments, which have been set out in the Rights Agreement entered into with the Rights Agent. The Rights do not have any voting rights and are not entitled to dividends.
         The Rights become exercisable in certain limited circumstances involving a potential business combination. After the Rights become exercisable, each Right will entitle its holder to an amount of Common Stock of the Company, or in certain circumstances, securities of the acquirer, having in the aggregate, a market value equal to two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before they become exercisable. The Rights expire on December 15, 2005. No event during 1998 made the Rights exercisable.

Note  14. Acquisitions and Dispositions
         Dresser Merger. On September 29, 1998 the Company completed the acquisition of Dresser Industries, Inc. (the Merger), by converting the outstanding Dresser common stock into an aggregate of approximately 176 million shares of Common Stock of the Company. The Company has also reserved approximately 7.3 million shares of common stock for outstanding Dresser stock options and other employee and directors plans. The Merger qualified as a tax-free exchange to Dresser's shareholders for U.S. federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of Dresser for all periods presented. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis. For the two months ended December 31, 1997, Dresser had revenues of $1,110.2 million, operating income of $53.2 million, and net income of $35.8 million. Operating income for the two-month period includes a pretax special charge of $30.2 million ($12.0 million after tax and minority interest) related to Dresser's share of profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures.
         Results for the two-month period have been included in retained earnings, and dividends of $33.2 million paid in December 1997 have been deducted from retained earnings in the consolidated statements of shareholders' equity at December 31, 1998 as conforming fiscal years. The change to Dresser's cumulative translation adjustment account for the period between October 31, 1997 and December 31, 1997 of $14.8 million is also included in the consolidated statements of shareholders' equity as conforming fiscal years. There were no material transactions between Halliburton and Dresser prior to the Merger.
         Combined and separate companies results of Halliburton and Dresser for the periods preceding the merger are as follows:



                                                              Nine Months
                                                                 Ended                  Years ended
                                                              September 30              December 31
                                                             --------------------------------------------------
Millions of dollars                                               1998              1997            1996
---------------------------------------------------------------------------------------------------------------
Revenues:
  Halliburton                                                $    7,044.5       $  8,818.6     $    7,385.1
  Dresser                                                         6,019.5          7,457.9          6,561.5
---------------------------------------------------------------------------------------------------------------
     Combined                                                $   13,064.0       $ 16,276.5     $   13,946.6
---------------------------------------------------------------------------------------------------------------

Net income (loss):
  Halliburton                                                $      359.3       $    454.4     $      300.4
  Dresser                                                           282.3            318.0            257.5
  1998 Special charge, net of tax                                  (722.0)             -                -
---------------------------------------------------------------------------------------------------------------
     Combined                                                $      (80.4)      $    772.4     $      557.9
---------------------------------------------------------------------------------------------------------------

         LWD Divestiture. In January 1999, in accordance with the consent decree Halliburton entered into with the U.S. Department of Justice on September 29, 1998, an agreement was reached with W-H Energy Services, Inc. (W-H) for the sale of Halliburton's logging-while-drilling (LWD) and related measurement-while-drilling (MWD) business known as PathFinder and currently a part of the Energy Services Group.
         Completion of the sale of the PathFinder business was approved by the Department of Justice on March 3, 1999. The Company expects to incur a loss on the sale which is expected to be completed in March 1999. Halliburton will provide separate LWD services through its Sperry Sun business unit, which was acquired as part of the merger with Dresser and is now a part of Halliburton Energy Services. In addition, Halliburton will continue to provide sonic LWD services using its existing technologies, which it will share with PathFinder.
         M-I L.L.C. Drilling Divestiture. In August 1998, the Company sold its 36% interest in M-I L.L.C. (M-I) with no significant effect on net income for the year. M-I was previously a part of the Energy Services Group. See Note 5.
         Acquisition of Devonport Royal Dockyard. During March 1997, the Devonport management consortium, Devonport Management Limited (DML), which is 51% owned by a subsidiary of the Company, completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for approximately $64.9 million. Concurrent with the acquisition of the Royal Dockyard, the Company's ownership interest in DML increased from about 30% to 51% and DML borrowed $56.3 million under term loans. The dockyard principally provides repair and refitting services for the British Royal Navy's fleet of submarines and surface ships. DML is a part of the Engineering and Construction Group.
         Acquisition of OGC International and Kinhill. During April 1997, the Company completed its acquisition of the outstanding common stock of OGC International plc (OGC) for approximately $118.3 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry and is a part of the Energy Services Group.
         During July 1997, the Company acquired all of the outstanding common stock and convertible debentures of Kinhill Holdings Limited (Kinhill) for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India and the Philippines. Kinhill is a part of the Engineering and Construction Group.
         In 1997, the Company recorded approximately $99.1 million excess of cost over net assets acquired primarily related to the purchase acquisitions of OGC and Kinhill.
         Acquisition of NUMAR. On September 30, 1997, the Company completed its acquisition of NUMAR through the merger of a subsidiary of the Company with and into NUMAR, the conversion of the outstanding NUMAR common stock into an aggregate of approximately 8.2 million shares of common stock of the Company and the assumption by the Company of the outstanding NUMAR stock options (for the exercise of which the Company has reserved an aggregate of approximately 0.9 million shares of common stock of the Company). The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company has not restated its financial statements to include NUMAR's historical operating results because they were not material to the Company.
         NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells. NUMAR is a part of the Energy Services Group.
         SubSea Asset Sale. In June 1997, a subsidiary of the Company sold certain assets of its SubSea operations to Global Industries, Ltd. for $102.0 million and recognized a loss of $6.3 million (net of tax of $3.4 million) on the sale. SubSea is a part of the Energy Services Group.
         Environmental Services Divestiture. On December 31, 1997, a subsidiary of the Company sold its environmental services business to Tetra Tech, Inc. for approximately $32 million. The sale was prompted by the Company's desire to divest non-core businesses and had no significant effect on the net income for the year. The environmental services business was previously a part of the Engineering and Construction Group.
         Landmark Graphics. In October 1996, the Company completed its acquisition of Landmark through the merger of Landmark with and into a subsidiary of the Company, the conversion of the outstanding Landmark common stock into an aggregate of approximately 20.4 million shares of common stock of the Company (after giving effect to the Company's two-for-one stock split) and the assumption by the Company of the outstanding Landmark stock options. The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. The Company's financial statements have been restated to include the results of Landmark for all periods presented prior to the date of completion. Landmark is a part of the Energy Services Group.
         Prior to its acquisition by Halliburton, Landmark had a fiscal year-end of June 30. Landmark's results have been restated to conform with Halliburton Company's calendar year-end. Combined and separate results of Halliburton and Landmark for the periods preceding the merger are as follows:


                                                     Nine Months
                                                        Ended
                                                 --------------------
Millions of dollars                               September 30, 1996
---------------------------------------------------------------------

Revenues:
   Halliburton                                   $       5,251.5
   Landmark                                                143.9
---------------------------------------------------------------------
      Combined                                   $       5,395.4
---------------------------------------------------------------------

Net income:
   Halliburton                                   $         201.2
   Landmark                                                 (8.4)
---------------------------------------------------------------------
      Combined                                   $         192.8
---------------------------------------------------------------------

         The Company acquired other businesses in 1998, 1997 and 1996 for $42.0 million, $3.6 million and $32.2 million, respectively. These businesses did not have a significant effect on revenues or earnings.

Note 15.  Financial Instruments and Risk Management
         Foreign Exchange Risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The Company selectively hedges significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
         The Company hedges its currency exposure through the use of currency derivative instruments. Such contracts generally have an expiration date of two years or less. Forward exchange contracts (commitments to buy or sell a specified amount of a foreign currency at a specified price and time) are generally used to hedge identifiable foreign currency commitments. Losses of $1.4 million for identifiable foreign currency commitments were deferred at
December  31, 1998.  Forward  exchange  contracts  and foreign  exchange  option contracts (which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price) are generally used to hedge foreign currency commitments with an indeterminable maturity date. None of the forward or option contracts are exchange traded.
         While hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The use of some contracts may limit the Company's ability to benefit from favorable fluctuations in foreign exchange rates. The notional amounts of open forward contracts and options were $595.9 million and $697.2 million at year-end 1998 and 1997, respectively. The notional amounts of the Company's foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of the exposure of the Company or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. The Company actively monitors its foreign currency exposure and adjusts the amounts hedged as appropriate.
         Exposures to certain currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). The Company attempts to manage its working capital position to minimize foreign currency commitments in non-traded currencies and recognizes that pricing for the services and products offered in such countries should cover the cost of exchange rate devaluations. The Company has historically incurred transaction losses in non-traded currencies.
         Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is the Company's practice to place its cash equivalents and investments in high quality securities with various investment institutions. The Company derives the majority of its revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.
         There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to the Company's derivative contracts. Counterparties are selected by the Company based on creditworthiness, which the Company continually monitors, and on the counterparties' ability to perform their obligations under the terms of the transactions. The Company does not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings and, as such, considers the credit risk associated with its derivative contracts to be minimal.
         Fair Value of Financial Instruments. The estimated fair value of long-term debt at year-end 1998 and 1997 was $1,577.6 million and $1,380.8 million, respectively, as compared to the carrying amount of $1,428.2 million at year-end 1998 and $1,304.3 million at year-end 1997. The fair value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt and restricted cash (see Note 8) approximates fair value because such instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments (cash and equivalents, receivables, short-term notes payable and accounts payable) as reflected in the consolidated balance sheets approximates fair value due to the short maturities of these instruments. The fair value of currency derivative instruments which generally approximates their carrying amount based upon third party quotes was $4.4 million receivable and $4.7 million payable at December 31, 1998.

Note 16.  Retirement Plans
         The Company and its subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. The Company's expense for the defined contribution plans totaled $151.8 million, $213.2 million, and $156.0 million in 1998, 1997 and 1996. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation.


                                                              1998                                 1997
                                                -----------------------------------  ----------------------------------
Millions of dollars                                  U.S.         International           U.S.        International
-----------------------------------------------------------------------------------  ----------------------------------
Change in benefit obligation
Benefit obligation at beginning of year         $       377.6    $      1,569.9      $       386.6   $      1,361.8
Service cost                                              5.4              57.3                8.1             44.6
Interest cost                                            27.3             111.2               29.1            102.7
Plan participants' contributions                          -                14.0                -               12.7
Effect of business combinations                           -                20.7                -                -
Amendments                                               13.6               -                (16.6)             -
Settlements/curtailments                                 (2.3)             (9.2)               -               (1.9)
Currency fluctuations                                     -                (1.7)               -               (1.6)
Actuarial gain/(loss)                                    37.8              (5.2)               1.9             88.0
Benefits paid                                           (29.1)            (41.2)             (31.5)           (36.4)
-----------------------------------------------------------------------------------  ----------------------------------
Benefit obligation at end of year               $       430.3    $      1,715.8      $       377.6   $      1,569.9
-----------------------------------------------------------------------------------  ----------------------------------

Change in plan assets
Fair value of plan assets at beginning of year  $       421.4    $      1,775.4      $       351.0   $      1,617.6
Actual return on plan assets                             38.8              28.4               81.8            158.6
Employer contribution                                    17.4              25.2               20.1             25.5
Settlements                                              (3.0)              -                  -               (1.9)
Plan participants' contributions                          -                14.0                -               12.7
Effect of business combinations                           -                20.7                -                -
Currency fluctuations                                     -                (5.1)               -               (0.7)
Benefits paid                                           (29.1)            (41.2)             (31.5)           (36.4)
-----------------------------------------------------------------------------------  ----------------------------------
Fair value of plan assets at end of year        $       445.5    $      1,817.4      $       421.4   $      1,775.4
-----------------------------------------------------------------------------------  ----------------------------------

Funded status                                   $        15.2    $        101.6      $        43.8   $       205.5
Unrecognized transition obligation                        3.0              (8.1)               0.9           (10.2)
Unrecognized actuarial (gain)/loss                        5.1             (59.2)             (34.9)         (162.7)
Unrecognized prior service cost                           1.1               1.5              (17.0)            4.1
-----------------------------------------------------------------------------------  ----------------------------------
Net amount recognized                           $        24.4    $         35.8      $        (7.2)  $        36.7
-----------------------------------------------------------------------------------  ----------------------------------

         The Company recognized an additional minimum pension liability for underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.



                                                              1998                                 1997
                                                -----------------------------------  ----------------------------------
Millions of dollars                                   U.S.        International           U.S.       International
-----------------------------------------------------------------------------------  ----------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Prepaid benefit cost                            $        30.9    $         67.4      $        21.2   $        73.7
Accrued benefit liability                               (33.7)            (33.1)             (38.2)          (38.3)
Intangible asset                                         17.0               0.4                4.4             0.7
Deferred tax asset                                        3.7               0.2                1.9             0.2
Accumulated other comprehensive income                    6.5               0.9                3.5             0.4
-----------------------------------------------------------------------------------  ----------------------------------
Net amount recognized                           $        24.4    $         35.8      $        (7.2)  $        36.7
-----------------------------------------------------------------------------------  ----------------------------------

         Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:


Weighted-average assumptions as of December 31                      1998               1997               1996
----------------------------------------------------------------------------------------------------------------------
Expected return on plan assets:
   United States plans                                             8.5% to 9.0%       8.5% to 9.0%      8.0% to 9.0%
   International plans                                            7.0% to 11.0%      7.0% to 13.5%     7.0% to 13.5%
Discount rate:
   United States plans                                            7.25% to 8.0%      7.25% to 8.0%      7.0% to 8.0%
   International plans                                            2.0% to 12.5%      7.0% to 12.5%    7.0%  to 12.5%
Rate of compensation increase:
   United States plans                                             4.5% to 5.0%       4.0% to 5.5%      4.0% to 5.5%
   International plans                                            2.0% to 11.0%      4.0% to 11.0%     4.0% to 11.0%
----------------------------------------------------------------------------------------------------------------------


                                                              1998                               1997
                                                -----------------------------------------------------------------------
Millions of dollars                                   U.S.          International         U.S.        International
-----------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                    $         5.4    $        57.3       $         8.1     $       44.6
Interest cost                                            27.3            111.2                29.1            102.7
Expected return on plan assets                          (30.0)          (123.0)              (31.4)          (127.6)
Transition amount                                         0.6             (1.9)               (0.7)            (1.8)
Amortization of prior service cost                       (4.0)            (7.1)               (1.1)            (7.1)
Settlements/curtailments loss/(gain)                     (3.9)            (2.1)                0.4              -
Recognized actuarial (gain)/loss                          0.2              0.1                (0.5)            (1.8)
-----------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $        (4.4)   $        34.5       $         3.9     $        9.0
-----------------------------------------------------------------------------------------------------------------------

         In 1996 the pension plans had net service cost of $31.3 million; net interest cost of $73.5 million; net actual return on plan assets of ($109.8 million); and net amortization and deferral of $10.0 million, resulting in net periodic pension cost of $5 million.
         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $201 million, $193 million, and $123 million, respectively, as of December 31, 1998, and $103 million, $97 million, and $51 million, respectively, as of December 31, 1997.
         Postretirement Medical Plan. The Company offers postretirement medical plans to certain eligible employees. In some plans the Company's liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future healthcare cost inflation rate.
         Other postretirement medical plans are contributory but the Company generally absorbs the majority of the costs. In these plans the Company may elect to adjust the amount of its contributions. As a result the computed accumulated postretirement benefit obligation amount is affected by the expected future healthcare cost inflation rate. These plans have assumed healthcare trend rates (weighted based on the current year benefit obligation) for 1998 of 7% which are expected to decline to 5% by 2002.
         During 1997, the Company adopted amendments to eliminate certain postretirement medical benefit programs. These amendments resulted in a curtailment gain of $11.2 million.

Millions of dollars                                                  1998                1997
-----------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                      $       373.0      $       394.6
Service cost                                                           3.9                4.5
Interest cost                                                         28.4               29.3
Plan participants' contributions                                      12.0               13.8
Amendments                                                            (4.4)               3.0
Settlements/curtailments                                              (6.3)               -
Actuarial gain/(loss)                                                 36.8              (30.1)
Benefits paid                                                        (40.3)             (42.1)
-----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                            $       403.1      $       373.0
-----------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year               $         -        $         -
Employer contribution                                                 28.3               28.3
Plan participants' contributions                                      12.0               13.8
Benefits paid                                                        (40.3)             (42.1)
-----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                     $         -        $         -
-----------------------------------------------------------------------------------------------------
Funded status                                                $      (403.1)     $      (373.0)
Unrecognized actuarial (gain)/loss                                   (66.0)             (98.7)
Unrecognized prior service cost                                       (5.4)              (6.3)
Unamortized gains from plan amendments                              (140.2)            (155.5)
-----------------------------------------------------------------------------------------------------
Net amount recognized                                        $      (614.7)     $      (633.5)
-----------------------------------------------------------------------------------------------------


Millions of dollars                                                  1998                1997
-----------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability                                    $      (614.7)     $      (633.5)
-----------------------------------------------------------------------------------------------------
Net amount recognized                                        $      (614.7)     $      (633.5)
-----------------------------------------------------------------------------------------------------


Weighted-average assumptions as of December 31                       1998                1997
-----------------------------------------------------------------------------------------------------              -
Discount rate                                                     7.0% to 8.0%       7.25% to 8.0%
Expected return on plan assets                                    N/A                N/A
Rate of compensation increase                                     5.0%               5.0%


Millions of dollars                                                  1998                1997
-----------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                                 $         3.9      $         4.5
Interest cost                                                         28.4               29.3
Amortization of prior service cost                                   (10.3)             (10.2)
Settlements/curtailments loss/(gain)                                   -                (11.2)
Recognized actuarial (gain)/loss                                      (7.8)              (8.8)
-----------------------------------------------------------------------------------------------------
Net periodic benefit cost                                    $        14.2      $         3.6
-----------------------------------------------------------------------------------------------------

         In 1996 the postretirement medical plans had net service cost of $4.7 million; net interest cost of $30.9 million; and net amortization and deferral of ($20.4 million), resulting in net periodic postretirement medical cost of $15.2 million.
         Assumed healthcare cost trend rates have a significant effect on the amounts reported for the total of the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:


                                                            1-Percentage-Point    1-Percentage-Point
Millions of dollars                                              Increase              Decrease
-------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components          $  2.7               $  (2.5)
Effect on the postretirement benefit obligation                    28.5                 (26.9)
-------------------------------------------------------------------------------------------------------

                               HALLIBURTON COMPANY
                           Selected Financial Data(a)
        Millions of dollars and shares except per share and employee data

                                                                     Years ended December 31
                                                  --------------------------------------------------------------
                                                       1998            1997            1996           1995
----------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                         $    9,009.5    $    8,504.7     $   6,515.4     $   5,307.7
    Engineering and Construction Group                 5,494.8         4,992.8         4,720.7         3,736.5
    Dresser Equipment Group                            2,848.8         2,779.0         2,710.5         2,467.4
-----------------------------------------------------------------------------------------------------------------
        Total revenues                            $   17,353.1    $   16,276.5     $  13,946.6     $  11,511.6
-----------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                         $      971.0    $    1,019.4     $     698.0     $     544.5
    Engineering and Construction Group                   237.2           219.0           134.0            96.6
    Dresser Equipment Group                              247.8           248.3           229.3           200.7
    Special charges and credits (b)                     (980.1)          (16.2)          (85.8)           (8.4)
    General corporate                                    (79.4)          (71.8)          (72.3)          (70.8)
-----------------------------------------------------------------------------------------------------------------
        Total operating income  (b)                      396.5         1,398.7           903.2           762.6
Nonoperating income (expense), net                      (117.7)          (85.6)          (72.2)          (32.6)
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest            278.8         1,313.1           831.0           730.0
Provision for income taxes (d)                          (244.4)         (491.4)         (248.4)         (247.0)
Minority interest in net income of
    consolidated subsidiaries                            (49.1)          (49.3)          (24.7)          (20.7)
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          $      (14.7)   $      772.4     $     557.9     $     462.3
-----------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
   Continuing operations                          $     (0.03)    $      1.79      $      1.30     $      1.07
   Net income (loss)                                    (0.03)           1.79             1.30            0.88
Diluted income (loss) per share
   Continuing operations                                (0.03)           1.77             1.29            1.07
   Net income (loss)                                    (0.03)           1.77             1.29            0.88
Cash dividends per share (e), (f)                        0.50            0.50             0.50            0.50
Return on average shareholders' equity                 (0.35%)          19.17%           15.25%          10.43%
-----------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                               $    2,079.4    $    1,982.9     $   1,501.0     $   1,476.7
Total assets                                          11,112.0        10,701.8         9,586.8         8,569.4
Property, plant and equipment, net                     2,921.6         2,766.4         2,554.0         2,285.0
Long-term debt (including current maturities)          1,428.2         1,304.3           958.0           666.8
Shareholders' equity                                   4,061.2         4,316.9         3,741.4         3,577.0
Total capitalization                                   6,004.4         5,671.7         4,830.1         4,377.9
Shareholders' equity per share (e)                        9.23            9.86            8.78            8.29
Average common shares outstanding (basic) (e)            438.8           431.1           429.2           431.1
Average common shares outstanding (diluted) (e)          438.8           436.1           432.1           432.3
-----------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities              $      454.1    $      833.1     $     864.2     $   1,094.6
Capital expenditures                                     914.3           880.1           731.1           591.5
Long-term borrowings (repayments), net                   123.3           285.5           287.4          (482.2)
Depreciation and amortization expense                    587.0           564.3           497.7           466.4
Payroll and employee benefits                          5,880.1         5,478.9         4,674.3         4,188.0
Number of employees (g)                                107,800         102,000          93,000          89,800
-----------------------------------------------------------------------------------------------------------------

                               HALLIBURTON COMPANY
                           Selected Financial Data (a)
        Millions of dollars and shares except per share and employee data

                                                                       Years ended December 31
                                             ----------------------------------------------------------------------------
                                                   1994        1993             1992             1991           1990
-------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                    $    4,977.5  $   5,470.5      $    5,038.6    $    5,155.5   $    4,894.5
    Engineering and Construction Group            3,562.3      3,674.9           4,409.6         4,721.2        4,596.8
    Dresser Equipment Group                       2,452.0      2,281.6           1,660.1         1,760.3        1,622.4
--------------------------------------------------------------------------------------------------------------------------
        Total revenues                       $   10,991.8  $  11,427.0      $   11,108.3    $   11,637.0   $   11,113.7
--------------------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                    $      405.8  $     413.8      $      303.3    $      377.8   $      473.0
    Engineering and Construction Group               71.0         76.0              32.2            47.9           50.9
    Dresser Equipment Group                         198.1        208.4             168.5           163.7          155.1
    Special charges and credits (b)                 (24.6)      (426.9)           (342.9)         (144.7)           -
    General corporate                               (56.2)       (63.5)            (58.3)          (56.2)         (48.9)
--------------------------------------------------------------------------------------------------------------------------
        Total operating income (b)                  594.1        207.8             102.8           388.5          630.1
Nonoperating income (expense), net (c)              323.1        (63.5)            (60.7)          (20.5)          11.9
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest       917.2        144.3              42.1           368.0          642.0
Provision for income taxes                         (346.9)       (95.8)            (78.3)         (182.5)        (269.4)
Minority interest in net income of
    consolidated subsidiaries                       (33.1)       (42.8)             (8.6)          (18.5)         (16.6)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations     $      537.2  $       5.7      $      (44.8)   $      167.0   $      356.0
--------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
   Continuing operations                     $      1.25   $     0.01       $      (0.11)   $       0.41   $       0.89
   Net income (loss)                                1.26        (0.04)             (1.18)           0.45           1.11
Diluted income (loss) per share
   Continuing operations                            1.24         0.01              (0.11)           0.41           0.89
   Net income (loss)                                1.26        (0.04)             (1.18)           0.45           1.11
Cash dividends per share (e), (f)                   0.50         0.50               0.50            0.50           0.50
Return on average shareholders' equity            15.47%       (0.45%)           (12.75%)           4.15%         10.29%
--------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                          $    2,196.7  $   1,562.9      $    1,423.0    $    1,775.1   $    1,905.5
Total assets                                      8,521.0      8,764.2           8,087.2         8,265.5        7,813.0
Property, plant and equipment, net                2,047.0      2,154.7           2,128.2         1,891.7        1,766.9
Long-term debt (including current maturities)     1,119.8      1,130.9             873.3           928.1          611.7
Shareholders' equity                              3,722.5      3,295.7           3,276.6         4,314.8        4,426.0
Total capitalization                              4,905.9      4,748.1           4,179.5         5,266.8        5,063.2
Shareholders' equity per share (e), (f)              8.63         7.70              7.99           10.61          11.03
Average common shares outstanding (basic) (e)       430.6        421.9             408.4           405.4          397.8
Average common shares outstanding (diluted) (e)     431.5        422.2             408.7           405.7          398.1
--------------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities         $      793.1  $     468.0      $      624.9    $      595.2   $      437.7
Capital expenditures                                432.1        463.5             457.5           633.6          494.6
Long-term borrowings (repayments), net             (120.8)       192.4            (187.4)          459.5           83.1
Depreciation and amortization expense               487.6        671.6             516.1           440.7          375.5
Payroll and employee benefits                     4,222.3      4,428.9           4,590.3         4,660.8        4,415.4
Number of employees (g)                            86,500       90,500            96,400         104,500        109,700
--------------------------------------------------------------------------------------------------------------------------



(a) Prior year information presented has been restated for the Merger. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis.

(b)  Operating income includes the following special charges and credits:

     1998 - $980.1 million: asset related charges ($509.4 million), personnel reductions ($234.7 million), facility consolidations ($126.2 million), merger transaction costs ($64.0 million), and other related costs ($45.8 million).

     1997 - $16.2 million: acquisition costs ($8.6 million), restructuring of joint ventures ($18.0 million), write-downs on impaired assets and early retirement incentives ($21.6 million), losses from the sale of assets ($9.7 million), and gain on extension of joint venture ($41.7 million).

     1996 - $85.8 million: merger costs ($12.4 million), restructuring, merger and severance costs ($62.1 million), and write-off of acquired in-process research and development costs ($11.3 million).

     1995 - $8.4 million: restructuring costs ($4.7 million) and write-off of acquired in-process research and development costs ($3.7 million).

     1994 - $24.6 million: merger costs ($27.3 million), restructuring costs ($6.2 million), litigation ($9.5 million), and litigation and insurance recoveries ($18.4 million).

     1993 - $426.9 million:  loss on sale of business ($321.8  million),  merger costs ($31.0 million), restructuring ($13.2 million), litigation ($65.0 million), and gain on curtailment of medical plan ($4.1 million).

     1992 - $342.9 million: merger costs ($272.9 million) and restructuring and severance ($70.0 million).

     1991 - $144.7 million: restructuring ($123.4 million) and loss on sale of business ($21.3 million).

(c) Nonoperating income in 1994 includes a gain of $275.7 million from the sale of an interest in Western Atlas International, Inc. and a gain of $102.0 million from the sale of the Company's natural gas compression business.

(d) Provision for income taxes in 1996 includes tax benefits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

(e) Weighted average shares, cash dividends paid per share and shareholders' equity per share have been restated to reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend paid on July 21, 1997.

(f)  Represents Halliburton Company amounts prior to the merger with Dresser.

(g)  Does not include employees of 50% or less owned affiliated companies.

                                                HALLIBURTON COMPANY
                                    Quarterly Data and Market Price Information
                                                    (Unaudited)
                                    (Millions of dollars except per share data)


                                                                     Quarter
                                             --------------------------------------------------------
                                                First         Second         Third         Fourth           Year
----------------------------------------------------------------------------------------------------------------------
1998 (1)
Revenues                                     $  4,254.8     $   4,585.2   $   4,224.0     $ 4,289.1     $  17,353.1
Operating income (loss)                           361.1           436.1        (577.5)        176.8           396.5
Net income (loss) (7), (8)                        203.4           243.2        (527.0)         65.7           (14.7)
Earnings per share:
   Basic net income (loss) per share (7), (8)      0.46            0.55         (1.20)         0.15           (0.03)
   Diluted net income (loss) per share (7), (8)    0.46            0.55         (1.20)         0.15           (0.03)
Cash dividends paid per share (3)                 0.125           0.125         0.125         0.125            0.50
Common stock prices (3), (4)
    High                                          52.44           56.63         45.00         38.56           56.63
    Low                                           42.38           42.06         26.25         26.19           26.19
---------------------------------------------------------------------------------------------------------------------
1997 (1)
Revenues                                     $  3,602.0     $   4,002.4   $   4,177.0     $ 4,495.1     $  16,276.5
Operating income (5), (6)                         242.5           321.6         372.2         462.4         1,398.7
Net income (5), (6)                               135.1           176.7         202.6         258.0           772.4
Earnings per share: (2)
   Basic net income per share (5), (6)             0.32            0.41          0.47          0.59            1.79
   Diluted net income per share (5), (6)           0.31            0.41          0.47          0.58            1.77
Cash dividends paid per share (3)                 0.125           0.125         0.125         0.125            0.50
Common stock prices (2), (3), (4)
    High                                          36.69           41.00         52.88         62.69           62.69
    Low                                           30.00           32.06         42.00         47.25           30.00
---------------------------------------------------------------------------------------------------------------------

(1) Amounts for revenues, operating income, net income, and earnings per share have been restated to reflect the merger with Dresser which was accounted for using the pooling of interests method of accounting for business combinations.
(2) Amounts presented reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend paid on July 21, 1997.
(3)  Represents Halliburton Company amounts prior to the merger with Dresser.
(4) New York Stock Exchange - composite transactions high and low closing stock price.
(5) Includes pretax special charge $18.3 million ($14.9 million after tax or $0.03 per diluted share) in the third quarter of 1997.
(6) Includes pretax special charge net gain of $2.1 million ($5.6 million after tax and minority interest or $0.01 per diluted share) in the fourth quarter of 1997.
(7) Includes pretax special charge of $945.1 million ($722.0 million after tax or $1.64 per diluted share) in the third quarter of 1998.
(8) Includes pretax special charge of $35.0 million ($24.0 million after tax or $0.05 per diluted share) million in the fourth quarter of 1998.

PART III

Item 10. Directors and Executive Officers of Registrant.
         The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1999, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 5 and 6 of this Annual Report.

Item 11. Executive Compensation.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1999, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plans," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1999, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1999, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
         Not applicable.

Item 13. Certain Relationships and Related Transactions.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 1999, under the caption "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)   1.     Financial Statements:
             The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II,
             Item 8, are  included on pages 19 through 51 of this Annual Report.
             See index on page 8.

      2.     Financial Statement Schedules:                            Page No.

             Report on supplemental schedule of Arthur Andersen LLP      65

             Schedule II - Valuation and qualifying accounts for
             the three years ended December 31, 1998                     66

             Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

      3.     Exhibits:

      Exhibit
      Number          Exhibits

      3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1998
                      (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

      3.2 By-laws of the Company, as amended and restated effective September 29, 1998 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

      4.1 Subordinated Indenture dated as of January 2, 1991 between Halliburton Company, now known as Halliburton Energy Services, Inc. (the "Predecessor") and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4(c) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.2 Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Predecessor's Form 8-K dated as of February 20, 1991).

      4.3 Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4(b) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.4 Resolutions of the Predecessor's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor's Form 8-K dated as of February 20, 1991).

      4.5 Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of February 11, 1997).

      4.6 Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

  *   4.7             Third  Supplemental Indenture  dated as  of August 1, 1997 between  the  Company  and  Texas  Commerce  Bank National
                      Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996.

  *   4.8             Fourth  Supplemental Indenture  dated as  of September 29,
                      1998 between the Company and Chase Bank of Texas, National
                      Association   (formerly   Texas  Commerce   Bank  National
                      Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996.

      4.9 Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  *   4.10            Resolutions of the Company's Board of Directors adopted at a special meeting held on September 28, 1998.

      4.11 Restated Rights Agreement dated as of December 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.12 Copies of instruments that define the rights of holders of miscellaneous long-term notes of the Company and its subsidiaries, totaling $39.6 million in the aggregate at December 31, 1998, have not been filed with the Commission. The Company agrees herewith to furnish copies of such instruments upon request.

      4.13 Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

      4.14 Form of debt security of 6.27% Notes due July 8, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of July 8, 1997).

      4.15 Form of debt security of 6.30% Notes due August 5, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of August 5, 1997).

      4.16 Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of November 24, 1998).

      4.17            Form  of  Indenture,  between  Dresser  Industries,   Inc.
                      ("Dresser") and NationsBank of Texas, N.A., as Trustee, for unsecured debentures, notes and other evidences of indebtedness (incorporated by reference to Exhibit 4.1 to Dresser's Registration Statement on Form S-3, Registration No. 33-59562).

      4.18 Form of Indenture, between Baroid Corporation and Texas Commerce Bank National Association, as trustee, for 8% Senior Notes due 2003 (incorporated by reference to
                      Exhibit 4.01 to the Registration Statement on Form S-3, Registration No. 33-60174), as supplemented and amended by Form of Supplemental Indenture, between Dresser, Baroid Corporation and Texas Commerce Bank N.A. as Trustee, for 8% Guaranteed Senior Notes due 2003 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation, Registration No. 33-53077).

  *   4.19            Second  Supplemental  Indenture  dated  October  30,  1997
                      between   Dresser  and   Texas  Commerce   Bank   National
                      Association, as Trustee, for 8% Senior Notes due 2003.

  *   4.20            Third  Supplemental  Indenture  dated  September  29, 1998 between Dresser, the Company, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior
                      Notes due 2003.

      4.21 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9,
                      1996).

      10.1 Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.2 Retirement Plan for the Directors of Halliburton Company adopted and effective January 1, 1990 (incorporated by reference to Exhibit 10(c) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.3 Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective May 1, 1994
                      (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  *   10.4            Halliburton  Company 1993  Stock and  Long-Term  Incentive
                      Plan, as amended and restated February 19, 1998.

      10.5 Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993).

      10.6 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

      10.7 Employment agreement (incorporated by reference to Exhibit 10 to the Predecessor's Form 10-Q for the quarterly period ended September 30, 1995).

  *   10.8            Halliburton    Company    Senior   Executives'    Deferred
                      Compensation  Plan,  as  amended  and  restated  effective
                      January 1, 1999.

      10.9 Halliburton Company Annual Performance Pay Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

      10.10 Employment agreement (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

      10.11           Halliburton  Company  1993 Stock and  Long-Term  Incentive
                      Plan, as amended and restated February 19, 1998 (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.12 Agreement and Plan of Merger, dated as of February 25, 1998, by and among the Company, Halliburton N.C., Inc. and Dresser (incorporated by reference to Exhibit C to the Company's Schedule 13D filed on March 9, 1998).

      10.13 Stock Option Agreement, dated as of February 25, 1998, by and between the Company and Dresser (incorporated by reference to Exhibit B to the Company's Schedule 13D filed on March 9, 1998).

      10.14 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

      10.15 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

  *   10.16           Employment agreement.

  *   10.17           Employment agreement.

  *   10.18           Employment agreement.

  *   10.19           Employment agreement.

  *   10.20           Early retirement agreement.

  *   10.21           Early retirement agreement.

      10.22 Dresser Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-4003).

      10.23 Dresser Industries, Inc. 1982 Stock Option Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-4003).

      10.24 ERISA Excess Benefit Plan for Dresser Industries, Inc. as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.25 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.26 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.27 Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.28 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to Exhibit
                      4.5 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.29 Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

      10.30           Long-Term Performance  Plan for Selected  Employees of The
                      M.  W.  Kellogg  Company  (incorporated  by  reference  to
                      Exhibit 10(r) to Dresser's Form 10-K for the year ended October 31, 1991).

      10.31 Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

      10.32 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.33 Dresser Industries, Inc. 1995 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.34           Special    1997    Restricted   Incentive    Stock   Grant
                      (incorporated by reference to Exhibit 10.26 to Dresser's Form 10-K for the year ended October 31, 1996).

      10.35 Form of Executive Life Insurance Agreement (individual as beneficiary) (incorporated by reference to Exhibit 10.22 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.36 Form of Executive Life Insurance Agreement (trust as beneficiary) (incorporated by reference to Exhibit 10.23 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.37 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock compensation Plan (incorporated by reference to Exhibit
                      10.25 to Dresser's Form 10-K for the period ended October 31, 1997).

      10.38 The Dresser Industries, Inc. 1998 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 10, 1998, filed pursuant to Regulation 14A, File No. 1-4003).

      10.39 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan (incorporated by reference to Exhibit 10.5 to Dresser's Form 10-Q for the period ended January 31, 1998).

      10.40 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the period ended April 30, 1998).

  *   21              Subsidiaries of the Registrant.

  *   23.1            Consent of Arthur Andersen LLP.

  *   23.2            Consent of PricewaterhouseCoopers LLP.

      24.1 Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996):

                      Anne L. Armstrong
                      Richard B. Cheney
                      Lord Clitheroe
                      Robert L. Crandall
                      W. R. Howell
                      Delano E. Lewis
                      C. J. Silas
                      Richard J. Stegemeier

      24.2            Power of  attorney signed in  December 1997 for Charles J.
                      DiBona (incorporated by reference to Exhibit 24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

  *   24.3            Powers of attorney for the  following directors  signed in
                      October, 1998:

                      William E. Bradford
                      Lawrence S. Eagleburger
                      Ray L. Hunt
                      J. Landis Martin
                      Jay A. Precourt

  *   27              Financial   data   schedule  for  the  Registrant   (filed
                      electronically).

  *   99.1            Report  of independent accountants, PriceWaterhouseCoopers
                      LLP.



  *   Filed with this Form 10-K
--------------------------------------------------------------------------------

(b)   Reports on Form 8-K:

During the fourth quarter of 1998:

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

A Current Report on Form 8-K dated October 30, 1998, was filed reporting on Item
5. Other Events, regarding a press release dated October 30, 1998 announcing the fourth quarter dividend.

A Current  Report on Form 8-K dated  November 19, 1998,  was filed  reporting on
Item 5. Other Events, regarding a press release dated November 19, 1998 announcing Halliburton Company $150 million notes offering.

A Current  Report on Form 8-K dated  November 24, 1998,  was filed  reporting on
Item 5. Other Events, regarding the $150 million notes offering and the filing of the final copy of the Terms Agreement and the form of Note.

A Current  Report on Form 8-K dated  November 30, 1998,  was filed  reporting on
Item 5. Other Events, regarding a press release dated November 30, 1998 announcing Dresser Industries, Inc. Change of Control Offer to purchase all outstanding and guaranteed senior notes of Baroid Corporation.

A Current  Report on Form 8-K dated  December 28, 1998,  was filed  reporting on
Item 5. Other Events, regarding a press release dated December 28, 1998 announcing a $35 million pretax special charge in the 1998 fourth quarter to provide for reduction of personnel.

During the first quarter of 1999 to date:

A Current Report on Form 8-K dated January 22, 1999, was filed reporting on Item
5. Other Events, regarding a press release dated January 22, 1999 announcing that the Company has entered into an agreement with W-H Energy Services, Inc. for the sale of the Company's logging-while-drilling (LWD) and related measurement-while-drilling (MWD) business.

A Current Report on Form 8-K dated January 25, 1999, was filed reporting on Item
5. Other Events, regarding a press release dated January 25, 1999 announcing fourth quarter earnings.

A Current  Report on Form 8-K dated  February 18, 1999,  was filed  reporting on
Item 5. Other Events, regarding a press release dated February 18, 1999 announcing declaration of the first quarter dividend.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To Halliburton Company:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 25, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                   /s/  Arthur Andersen LLP
                                  ------------------------------
                                  ARTHUR ANDERSEN LLP


Dallas, Texas,
     January 25, 1999

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)


                                                                           Additions
                                                                 ------------------------------
                                                    Balance at     Charged to      Charged to                 Balance at
                                                     Beginning      Costs and        Other       Deductions     End of
                   Descriptions                      of Period      Expenses        Accounts        (A)         Period
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                        $  58.6      $    26.5           $ -         $    (8.5)    $   76.6
--------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                           $  13.1      $ 1,010.3 (B)       $ -         $  (597.0)    $  426.4
--------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                        $  65.3      $    13.7           $ -         $   (20.4)    $   58.6
--------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                           $  57.7      $    16.2           $ -         $   (60.8)    $   13.1
--------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                        $  62.7      $    15.8           $ -         $   (13.2)    $   65.3
--------------------------------------------------- ------------ ---------------- ------------- ------------- ------------
   Accrued special charges                           $   0.0      $    85.8           $ -         $   (28.1)    $   57.7
--------------------------------------------------- ------------ ---------------- ------------- ------------- ------------

(A)    Receivable write-offs and reclassifications, net of recoveries.

(B) Includes $980.1 million during the calendar year ended December 31, 1998 and $30.2 million during Dresser's two-month period ended December 31, 1997. See Note 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1999.

                                  HALLIBURTON COMPANY




                                  By   /s/  Richard B. Cheney
                                    ------------------------------------
                                            Richard B. Cheney
                                        Chief Executive Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 22nd day of March, 1999.

Signature                                   Title
------------                                -----------


 /s/ Richard B. Cheney                      Chief Executive Officer and Director
-------------------------------
     Richard B. Cheney




 /s/ Gary V. Morris                         Executive Vice President and
-------------------------------             Chief Financial Officer
     Gary V. Morris




 /s/ R. Charles Muchmore, Jr.               Vice President and Controller and
-------------------------------             Principal Accounting Officer
     R. Charles Muchmore, Jr.

Signature                                   Title
------------                                -----------

* ANNE L. ARMSTRONG                         Director
-------------------------------
Anne L. Armstrong

* WILLIAM E. BRADFORD                       Chairman of the Board and Director
-------------------------------
William E. Bradford

* LORD CLITHEROE                            Director
-------------------------------
Lord Clitheroe

*ROBERT L. CRANDALL                         Director
-------------------------------
Robert L. Crandall

* CHARLES J. DIBONA                         Director
-------------------------------
Charles J. DiBona

* LAWRENCE S. EAGLEBURGER                   Director
-------------------------------
Lawrence S. Eagleburger

* W. R. HOWELL                              Director
-------------------------------
W. R. Howell

* RAY L. HUNT                               Director
-------------------------------
Ray L. Hunt

*DELANO E. LEWIS                            Director
-------------------------------
Delano E. Lewis

* J. LANDIS MARTIN                          Director
-------------------------------
J. Landis Martin

* JAY A. PRECOURT                           Director
-------------------------------
Jay A. Precourt

* C. J. SILAS                               Director
-------------------------------
C. J. Silas

* RICHARD J. STEGEMEIER                     Director
-------------------------------
Richard J. Stegemeier



* /s/  SUSAN S. KEITH
----------------------------------------
       Susan S. Keith, Attorney-in-fact