Form 10-Q
period 1999-03-31
HALLIBURTON CO
filed 1999-05-14
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

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

Common stock, par value $2.50 per share:
Outstanding at April 30, 1999 - 440,598,000


                                               HALLIBURTON COMPANY

                                                      Index
                                                                                                          Page No.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Quarterly Condensed Consolidated Financial Statements
             o  Statements of Income for the three months ended March 31, 1999 and 1998                          2
             o  Balance Sheets at March 31, 1999 and December 31, 1998                                           3
             o  Statements of Cash Flows for the three months ended March 31, 1999 and 1998                      4
             o  Notes to Financial Statements
                1.  Management representations                                                                   5
                2.  Business segment information                                                                 5
                3.  Acquisitions and dispositions                                                                6
                4.  Inventories                                                                                  6
                5.  Dresser financial information                                                                6
                6.  Commitments and contingencies                                                                7
                7.  Income per share                                                                             8
                8.  Comprehensive income                                                                         9
                9.  Special charges                                                                              9
               10.  Change in accounting method                                                                 10

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations              10

PART II.     OTHER INFORMATION

Item 6.      Listing of Exhibits and Reports on Form 8-K                                                        17

Signatures                                                                                                      19

Exhibits:    Financial data schedules for the three months ended March 31, 1999 (included only in the copy of this report filed electronically with the Commission)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)

                                                                       Three Months
                                                                      Ended March 31
                                                              -------------------------------
                                                                  1999             1998
---------------------------------------------------------------------------------------------
Revenues:
Services                                                      $     2,872      $     3,010
Sales                                                               1,024            1,192
Equity in earnings of unconsolidated affiliates                        28               53
---------------------------------------------------------------------------------------------
     Total revenues                                           $     3,924      $     4,255
---------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                              $     2,761      $     2,729
Cost of sales                                                         904            1,005
General and administrative                                            107              160
---------------------------------------------------------------------------------------------
    Total operating costs and expenses                              3,772            3,894
---------------------------------------------------------------------------------------------
Operating income                                                      152              361
Interest expense                                                      (36)             (30)
Interest income                                                        32                7
Foreign currency losses                                                (1)               -
Other, net                                                              2                -
---------------------------------------------------------------------------------------------
Income before taxes, minority interest and
   change in accounting method                                        149              338
Provision for income taxes                                            (60)            (128)
Minority interest in net income of subsidiaries                        (8)              (7)
---------------------------------------------------------------------------------------------
Income before accounting change                                        81              203
Cumulative effect of change in accounting method, net                 (19)               -
---------------------------------------------------------------------------------------------
Net income                                                    $        62      $       203
---------------------------------------------------------------------------------------------

Basic income per share:
  Before change in accounting method                          $      0.18      $      0.46
  Change in accounting method                                       (0.04)               -
---------------------------------------------------------------------------------------------
  Net income                                                  $      0.14      $     0.46

Diluted income per share:
  Before change in accounting method                          $      0.18      $     0.46
  Change in accounting method                                       (0.04)              -
---------------------------------------------------------------------------------------------
  Net income                                                  $      0.14      $     0.46

Cash dividends per share    *                                 $     0.125      $    0.125

     Basic average common shares outstanding                          440              438
     Diluted average common shares outstanding                        442              443

* The 1998 cash dividends per share represent Halliburton Company prior to the merger with Dresser.

See notes to quarterly financial statements.


                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                                      March 31             December 31
                                                                                  -----------------       ---------------
                                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------------
                                      Assets
Current assets:
Cash and equivalents                                                                 $    419                $    203
Receivables:
  Notes and accounts receivable                                                         3,136                   3,345
  Unbilled work on uncompleted contracts                                                  507                     515
-------------------------------------------------------------------------------------------------------------------------
    Total receivables                                                                   3,643                   3,860
Inventories                                                                             1,274                   1,302
Deferred income taxes, current                                                            397                     432
Other current assets                                                                      220                     286
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 5,953                   6,083
Property, plant and equipment:
   Less accumulated depreciation of $3,931 and $3,929                                   2,891                   2,922
Equity in and advances to related companies                                               568                     587
Excess of cost over net assets acquired                                                   762                     770
Deferred income taxes, noncurrent                                                         283                     337
Other assets                                                                              363                     413
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $    10,820             $    11,112
-------------------------------------------------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable and current maturities of long-term debt                 $       768             $       574
Accounts payable                                                                        1,070                   1,009
Accrued employee compensation and benefits                                                279                     402
Advance billings on uncompleted contracts                                                 472                     513
Income taxes payable                                                                      186                     246
Accrued special charges                                                                   265                     426
Other current liabilities                                                                 664                     834
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            3,704                   4,004
Long-term debt                                                                          1,365                   1,370
Employee compensation and benefits                                                        977                   1,007
Other liabilities                                                                         536                     500
Minority interest in consolidated subsidiaries                                            184                     170
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     6,766                   7,051
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share -
    Authorized 600 shares, issued 446 shares in both periods                            1,116                   1,115
  Paid-in capital in excess of par value                                                   22                       8
  Deferred compensation                                                                   (46)                    (51)
  Accumulated other comprehensive income                                                 (180)                   (149)
  Retained earnings                                                                     3,243                   3,236
-------------------------------------------------------------------------------------------------------------------------
                                                                                        4,155                   4,159
  Less 6 shares of treasury stock, at cost in both periods                                101                      98
-------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                            4,054                   4,061
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                      $    10,820             $    11,112
-------------------------------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.



                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                                                Three Months
                                                                                               Ended March 31
                                                                                       --------------------------------
                                                                                           1999               1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $      62          $     203
    Adjustments to reconcile net income to net cash from operations:
        Depreciation, depletion and amortization                                             144                148
        (Benefit) provision for deferred income taxes                                         77                 (4)
        Change in accounting methods                                                          19                  -
        Distributions from (advances to) related companies, net of
           equity in (earnings) losses                                                        12                (51)
        Change in accrued special charges                                                   (161)                (4)
        Other non-cash items                                                                  67                  6
        Other changes, net of non-cash items:
           Receivables and unbilled work                                                     208               (172)
           Inventories                                                                        37                (77)
           Accounts payable                                                                   50                150
           Other working capital, net                                                       (340)              (133)
           Other, net                                                                         (1)                11
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from operating activities                                                 174                 77
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                      (143)              (227)
  Sales of property, plant and equipment                                                      20                 14
  Dispositions (acquisitions) of businesses                                                   38                  -
  Other investing activities                                                                  (2)                (4)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from investing activities                                                 (87)              (217)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on long-term borrowings                                                            (4)                (1)
  Net borrowings (repayments) of short-term debt                                             194                122
  Payments to re-acquire common stock                                                         (3)               (17)
  Payments of dividends to shareholders                                                      (55)               (67)
  Proceeds from exercises of stock options                                                    14                 30
  Other financing activities                                                                   1                 (5)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities                                                 147                 62
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                      (18)                 2
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                  216                (76)
Cash and cash equivalents at beginning of period                                             203                346
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $     419          $     270
-----------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure  of cash flow  information:  Cash  payments  during the period for:
  Interest                                                                             $      25          $      31
  Income taxes                                                                         $      20          $      79

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1. Management Representations
         The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.
         In the opinion of the Company, the condensed consolidated financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1999, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998 may not be indicative of results for the full year. Additionally, certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2. Business Segment Information
         The Company has three business segments. The Energy Services Group segment includes pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services and well control. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Dresser Equipment Group segment designs, manufactures and markets highly engineered products and systems principally for oil and gas producers, transporters, processors, distributors and petroleum users throughout the world.
         The Company's equity in pretax income or losses of related companies is included in revenues and operating income of each applicable segment.
Intersegment revenues included in the revenues of the other business segments are immaterial.
         The table below presents revenues and operating income by segment.


                                                            Three Months
                                                           Ended March 31
                                                  ---------------------------------
  Millions of dollars                                  1999             1998
-----------------------------------------------------------------------------------
  Revenues:
    Energy Services Group                         $    1,753       $     2,285
    Engineering and Construction Group                 1,508             1,347
    Dresser Equipment Group                              663               623
-----------------------------------------------------------------------------------
      Total                                       $    3,924       $     4,255
-----------------------------------------------------------------------------------

  Operating income:
    Energy Services Group                         $       57       $       283
    Engineering and Construction Group                    58                59
    Dresser Equipment Group                               54                39
    General corporate                                    (17)              (20)
-----------------------------------------------------------------------------------
      Total                                       $      152       $       361
-----------------------------------------------------------------------------------

Note 3. Acquisitions and Dispositions
         On September 29, 1998 the Company completed the acquisition of Dresser Industries, Inc. (Dresser) pursuant to the Agreement and Plan of Merger (the Merger), by converting the outstanding Dresser common stock into Common Stock of the Company. The Merger qualified as a tax-free exchange to Dresser's shareholders for U.S. federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations.
Accordingly, the Company's financial statements have been restated to include the results of Dresser for all periods presented. Beginning in 1998, Dresser's year-end of October 31 was conformed to Halliburton's calendar year-end.
         The results of operations for Halliburton and Dresser prior to the Merger and the combined amounts are presented below:


                                           Three Months
                                          Ended March 31
                                        --------------------
Millions of dollars                            1998
------------------------------------------------------------
Revenues:
  Halliburton                             $     2,355
  Dresser                                       1,900
------------------------------------------------------------
    Combined                              $     4,255
------------------------------------------------------------

Net income:
  Halliburton                             $       118
  Dresser                                          85
------------------------------------------------------------
    Combined                              $       203
------------------------------------------------------------

         In connection with the Merger and in compliance with a consent decree with the United States Department of Justice, Halliburton's pre-merger worldwide logging-while-drilling (LWD) business and related measurement-while-drilling
(MWD) business was sold in March 1999. The financial impact of the sale was considered in the third quarter 1998 special charge. No further charges are anticipated in connection with the sale of this business. This business was previously a part of the Energy Services Group.

Note 4. Inventories


                                             March 31            December 31
                                         ------------------    ----------------
  Millions of dollars                          1999                 1998
-------------------------------------------------------------------------------
  Finished products and parts             $       648           $      638
  Raw materials and supplies                      318                  250
  Work in process                                 405                  562
  Progress payments                               (97)                (148)
-------------------------------------------------------------------------------
     Total                                $     1,274           $     1,302
-------------------------------------------------------------------------------

         The cost of U.S. manufacturing and U.S. field service inventories is determined using the last-in, first-out (LIFO) method. If the average cost method had been in use for inventories on the LIFO basis, total inventories would have been about $111 million higher than reported at March 31, 1999, which is unchanged from December 31, 1998.

Note 5.  Dresser Financial Information
         Dresser has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% senior notes (the Notes) remain outstanding and the Notes are fully guaranteed by the Company. As long as the Notes remain outstanding, summarized financial information of Dresser will be presented in periodic reports filed by the Company on Form 10-K and Form 10-Q. The Company has not presented separate financial statements and other disclosures concerning Dresser because management has determined such information is not material to holders of the Notes.
         In January 1999, as part of the legal reorganization associated with the Merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser. As a result of this action, the majority of the operating assets and activities of the combined company in 1999 are included within the legal structure of Dresser.


  Dresser Industries, Inc.
  Financial Position                                 March 31       December 31
-----------------------------------------------------------------------------------
  Millions of dollars                                  1999             1998
-----------------------------------------------------------------------------------
  Current assets                                  $    5,699       $     2,417
  Noncurrent assets                                    5,508             2,614
-----------------------------------------------------------------------------------
     Total                                        $   11,207       $     5,031
-----------------------------------------------------------------------------------

  Current liabilities                             $    2,766       $     1,389
  Noncurrent liabilities                               2,229             1,544
  Minority interest                                      184               154
  Shareholders' equity                                 6,028             1,944
-----------------------------------------------------------------------------------
     Total                                        $   11,207       $     5,031
-----------------------------------------------------------------------------------


  Dresser Industries, Inc.                                 Three Months
  Operating Results                                       Ended March 31
----------------------------------------------------------------------------------
  Millions of dollars                                1999               1998
----------------------------------------------------------------------------------
  Revenues                                       $   3,924         $    1,900
----------------------------------------------------------------------------------
  Operating income                               $     157         $      157
----------------------------------------------------------------------------------
  Income before taxes and minority interest      $     136         $      140
  Income taxes                                         (56)               (50)
  Minority interest                                     (8)                (4)
  Change in accounting method                          (19)                 -
----------------------------------------------------------------------------------
  Net income                                     $      53         $       86
----------------------------------------------------------------------------------

Note 6. Commitments and Contingencies
         Asbestosis Litigation. Since 1976, Dresser has been involved in litigation resulting from allegations that third parties had sustained injuries and damage from the inhalation of asbestos fibers contained in certain products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser. Dresser has approximately 65,000 pending claims at March 31, 1999. Certain settlements, previously reported, covering approximately 7,600 claims, are carried as pending until releases are signed. The Company has an additional 10,000 asbestos claims pending which have arisen as a result of construction and renovation work performed by the Engineering and Construction Group segment. During the first quarter of 1999, approximately 8,600 claims were filed and approximately 5,500 claims against the Company were resolved. The settlements reached during the first quarter were consistent with the Company's historical experience. The Company continues to believe that provisions recorded are adequate to cover the estimated loss from asbestosis litigation.
         Pursuant to an agreement entered into at the time of the spin-off, Global Industrial Technologies, Inc. ("Global" formerly INDRESCO, Inc.) assumed liability for asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the Harbison-Walker-Refractories Division of Dresser. These asbestos claims are subject to certain agreements with insurance carriers that cover expense and indemnity payments. Global now disputes that it assumed responsibility for any of such asbestos claims based on negligence. Global also now asserts certain other claims relating to the insurance coverage responding to asbestos claims. In order to resolve these assertions, Global has invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Dresser believes that these new assertions by Global are without merit and intends to vigorously defend itself against them. On February 19, 1999 Dresser filed suit in the Delaware Chancery Court seeking an injunction to restrain such arbitration as being barred by the Delaware statute of limitations. Global moved to dismiss the Delaware lawsuit and that motion is pending a ruling by the Delaware Court. In a separate action, Dresser learned that Global had threatened to sue the Continental Insurance Company over insurance proceeds, and filed a lawsuit in state court in Dallas on April 9, 1999, seeking an injunction to prevent Global from suing Continental. Following a hearing, a Temporary Injunction was granted on April 29, 1999. A trial date was set for December 6, 1999 for the permanent injunction. Global has filed a Notice of Appeal from that ruling.

         Environmental. Some of the Company's subsidiaries are involved as potentially responsible parties (PRP) in remedial activities to clean up various "Superfund" sites under applicable Federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company's subsidiaries with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. With respect to a site in Jasper County, Missouri (Jasper County Superfund Site), sufficient information has not been developed to permit management to make such a determination and management believes the process of determining the nature and extent of remediation at this site and the total costs thereof will be lengthy. Kellogg Brown & Root, Inc. (Kellogg Brown &
Root), a subsidiary of the Company, has been named as a PRP with respect to the Jasper County Superfund Site by the Environmental Protection Agency (EPA). In addition to the superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At the present time Kellogg Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
         Merger Litigation. In connection with the Merger, Dresser and its directors were named as defendants in three lawsuits filed in late February of 1998 and early March of 1998 in the Delaware Court of Chancery. The lawsuits each purported to be a class action filed on behalf of Dresser's stockholders and alleged that the consideration to be paid to Dresser's stockholders in the Merger was inadequate and did not reflect the true value of Dresser. The complaints also each alleged that the directors of Dresser breached their fiduciary duties in approving the Merger. One of the actions further alleged self-dealing on the part of the individual defendants and asserted that the directors were obliged to conduct an auction to assure that stockholders received the maximum realizable value for their shares. All three actions sought preliminary and permanent injunctive relief as well as damages. On June 10, 1998 the court issued an order consolidating the three lawsuits which required the plaintiffs to file an amended consolidated complaint "as soon as practicable." On April 1, 1999 the plaintiffs filed a notice of dismissal. In the Company's opinion, these cases are now concluded.
         Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 7. Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Options to purchase 3.8 million shares of common stock which were outstanding during the three months ended March 31, 1999 were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.


                                                            Three Months
                                                           Ended March 31
Millions of dollars and shares                      ------------------------------
except per share data                                  1999            1998
----------------------------------------------------------------------------------
Income before accounting change                       $     81     $    203
----------------------------------------------------------------------------------
Basic weighted average shares                              440          438
Effect of common stock equivalents                           2            5
----------------------------------------------------------------------------------
Diluted weighted average shares                            442          443
----------------------------------------------------------------------------------

Income per common share before change in
    accounting method:
    Basic                                             $   0.18    $    0.46
----------------------------------------------------------------------------------
    Diluted                                           $   0.18    $    0.46
----------------------------------------------------------------------------------

Note 8. Comprehensive Income

                                                         Three Months
                                                        Ended March 31
                                                  ----------------------------
  Millions of dollars                                1999           1998
------------------------------------------------------------------------------
    Net income                                    $     62      $     203
    Cumulative translation
       adjustment, net of tax                          (24)            (9)
    Current quarter adjustment to
       minimum pension liability                        (7)             -
------------------------------------------------------------------------------
  Total comprehensive income                      $     31      $     194
------------------------------------------------------------------------------

         The cumulative translation adjustment of certain foreign entities and minimum pension liability are the only comprehensive income adjustments recorded by the Company.
         Accumulated other comprehensive income at March 31, 1999 and December 31, 1998 consisted of the following:


                                                               March 31        December 31
                                                            --------------- ------------------
  Millions of dollars                                            1999             1998
----------------------------------------------------------------------------------------------
  Cumulative translation adjustment                         $    (166)      $      (142)
  Minimum pension liability                                       (14)               (7)
----------------------------------------------------------------------------------------------
  Total accumulated other comprehensive income              $    (180)      $      (149)
----------------------------------------------------------------------------------------------

Note 9. Special Charges
         During the third quarter of 1998 a pretax charge of $945 million ($722 million after tax) was taken to provide for costs associated with the Merger and industry downturn due to declining oil and gas prices. During the fourth quarter, an additional charge of $35 million ($24 million after tax) was taken to provide $30 million for additional personnel reduction costs covering approximately 2,750 employees within the Energy Services Group and $5 million for additional facility consolidations within the Energy Services Group.
         The table below includes the components of the pretax special charge and the amounts utilized through March 31, 1999.


                                           Asset                     Facility         Merger
                                          Related     Personnel    Consolidation   Transaction     Other
Millions of dollars                       Charges      Charges        Charges        Charges      Charges       Total
--------------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense
Business Segment:
Energy Services Group                   $     453    $     157       $     93        $      -      $     18     $    721
Engineering & Construction Group                8           19              8               -             5           40
Dresser Equipment Group                        18            1              2               -             -           21
General corporate                              30           58             23              64            23          198
---------------------------------------------------------------------------------------------------------------------------
Total                                         509          235            126              64            46          980
Utilized in 1998                             (442)         (45)            (3)            (60)           (4)        (554)
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                      67          190            123               4            42          426
Utilized in 1999                              (34)         (96)           (22)             (3)           (6)        (161)
---------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1999                  $      33    $      94       $    101        $      1      $     36     $    265
---------------------------------------------------------------------------------------------------------------------------

         The Company utilized $34 million of asset related reserves during the first quarter of 1999, including redundant inventory and equipment, software and other intangible assets. The remaining balance represents the write-down to fair value less disposal costs at the expected disposal date of redundant assets including information technology equipment to be replaced during 1999 with the Company's standard common office equipment.

         Personnel charges in 1998 reflect announced headcount reductions of 10,850 affecting all segments, corporate and shared service functions. Since July of 1998, the Company has reduced employment levels, primarily operations personnel, by approximately 9,500 (approximately 6,000 within North America and 1,500 within Latin America and 2,000 throughout the world), including 8,400 within the Energy Services Group. During the first quarter of 1999, the Company reduced headcount levels, primarily operations personnel, by approximately 4,500 including 3,700 within the Energy Services Group. The remaining reductions will be completed in 1999 as projects are completed and facilities are closed.
         As a result of the Merger and the industry downturn, the Company plans to vacate, sell or close over 400 service, manufacturing and administrative facilities throughout the world. Until the properties included in the facility consolidation charges are vacated, the Company plans to continue its normal depreciation, lease costs and operating expenses which will be charged against the Company's results of operations. The majority of these facilities are within the Energy Services Group. In accordance with the facility consolidation plans, during the first quarter the Company began closing manufacturing facilities in Longview and Duncanville, Texas. Through March 31, 1999, the Company has sold or returned to the owner 120 service and administrative facilities. As of March 31, 1999, the Company had 163 additional vacated properties which it is in the process of selling, subleasing or returning to the owner. To date, the majority of the sold, returned or vacated properties are located within North America.
         Halliburton and Dresser merger transaction costs amounted to $64 million. As of March 31, 1999, $1 million in estimated merger transaction costs for professional services related to the sale of Halliburton's LWD/MWD business remain to be paid. See Note 3.
         Other charges of $46 million include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. The remaining balance will be utilized during 1999 in connection with the Company's renegotiation of agency agreements, contracts and elimination of other duplicate capabilities.

Note 10. Change in Accounting Method
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities (SOP 98-5)." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999 and recorded expense of $30 million pretax ($19 million after tax or $0.04 per diluted share). These costs, which relate to the Energy Services Group segment, were recognized for previously capitalized business mobilization costs and facility start-up costs associated with a new manufacturing facility in the U.K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS ENVIRONMENT
         The Company operates in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries served by the Company are highly competitive with many substantial competitors. Operations in some countries may be affected by unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations. The Company believes the geographic diversification of its business activities reduces the risk that loss of its operations in any one country would be material to its consolidated results of operations.
         The majority of the Company's revenues are derived from the sale of services and products, including construction activities, to the energy industry. The Company offers a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world.
         Declines in energy industry activities that started in 1998 continued during the first quarter of 1999, particularly in the areas of exploration and development of hydrocarbons. The average worldwide rotary rig count in the first quarter of 1999 was 35% lower than in the first quarter of 1998. The average U.S. rotary rig count in the first quarter of 1999 was 43% lower compared to the first quarter of 1998 and continued to decline into the second quarter of 1999. These declines in activity and reduced capital spending by the Company's customers negatively impacted the Company's results for the quarter, particularly within the Energy Services Group segment.

         The downstream oil and gas business which is serviced by both the Engineering and Construction Group and the Dresser Equipment Group segments was not as severely affected by the industry downturn due to the longer term nature of projects and continuing maintenance requirements. Both of these two segments also benefitted from activities unrelated to the energy industry.
         Other major changes in the energy industry include the announced integration of several major oil companies that have further delayed capital spending programs. The integrations may identify excess capacity in some areas which could affect the markets for some of the Company's products and services. The Company has seen some effect of these integrations in the first quarter of 1999 resulting in delayed projects and reduced use of software products. Longer term effects will depend on the results of rationalization efforts on the part of the Company's customers.
         Management still believes in the long-term fundamentals of the energy industry and that steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations, and these factors will cause increasing demand for oil and natural gas to supply growing needs for refined products, petrochemicals, fertilizers and power.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

First Quarter of 1999 Compared with the First Quarter of 1998


REVENUES                                                       First Quarter              Increase
                                                       -------------------------------
Millions of dollars                                         1999            1998         (decrease)
-------------------------------------------------------------------------------------------------------
Energy Services Group                                   $  1,753        $  2,285         $  (532)
Engineering and Construction Group                         1,508           1,347             161
Dresser Equipment Group                                      663             623              40
-------------------------------------------------------------------------------------------------------
   Total revenues                                       $  3,924        $  4,255         $  (331)
-------------------------------------------------------------------------------------------------------

         Consolidated revenues decreased 8% to $3,924 million in the first quarter of 1999 compared with $4,255 million in the same quarter of the prior year. International revenues for the first quarter were 66% of total revenue for both 1998 and 1999.
         Energy Services Group revenues were $1,753 million for the first quarter of 1999 reflecting a 23% decrease from the same quarter of the prior year while drilling activity as measured by the worldwide rotary rig count decreased 35%. International revenues were 72% of total Energy Services Group revenues for the quarter compared to 70% for the prior year quarter. Revenues for pressure pumping, completion, logging, drill bits, drilling systems and fluids product service lines were lower than the prior year in domestic and international regions. The largest declines in revenues were in North America and Latin America. Declines in revenue reflect reduced unit volume levels and continued pricing pressures, particularly in North America.
         Revenues from upstream oil and gas engineering and construction services decreased 18% from the same period of the prior year reflecting the market downturn in activity caused by low oil prices. The U.K. sector of the North Sea was particularly impacted by the reduced activity levels. Revenue decreases include the effects of higher gainshares and a larger than normal amount of passthrough revenues in the first quarter of 1998.
         Revenues from integrated exploration and production information systems decreased 12% compared to the first quarter of 1998. Decreases in software and hardware sales were partially offset by increased customer service revenues. Many customers for the Company's information system product lines have put off software purchases due to lower activity levels in the industry. Customer consolidations have also resulted in purchase delays.
         Engineering and Construction Group revenues increased to $1,508 million in the first quarter of 1999 compared to $1,347 million in the same quarter of the prior year. Revenues increased 12% due to active projects in Algeria, Norway and Nigeria, increased activities at the Devonport Dockyard in the U.K., and logistics support services to military peacekeeping efforts in the Balkans.
Revenue increases in liquefied natural gas (LNG), olefins and oil and gas projects were offset by lower revenues from fertilizer and refinery plant engineering, procurement and construction contracts. Mining and forest products activity continue to be depressed.

         Dresser Equipment Group revenues increased 6% to $663 million for the first quarter of 1999 as compared to $623 million for the first quarter of 1998. The compression and pumping product line reported stronger revenues for the current quarter compared to the first quarter of 1998 with higher revenues for original equipment manufactured items, aftermarket and services. The largest revenue gains for this product line were experienced in Europe. Measurement, flow control, and power systems revenues were lower than the prior year first quarter.


                                                                 First Quarter
OPERATING INCOME                                        ------------------------------    Increase
Millions of dollars                                         1999            1998         (decrease)
-------------------------------------------------------------------------------------------------------
Energy Services Group                                   $      57       $      283      $     (226)
Engineering and Construction Group                             58               59              (1)
Dresser Equipment Group                                        54               39              15
General corporate                                             (17)             (20)              3
-------------------------------------------------------------------------------------------------------
  Operating income                                      $     152       $      361      $     (209)
-------------------------------------------------------------------------------------------------------

         Consolidated operating income for the first quarter of 1999 of $152 million declined 58% compared with $361 million in the same quarter of the prior year.
         Energy Services Group operating income decreased 80% to $57 million in the first quarter of 1999 compared with $283 million in the same quarter of the prior year. The operating margin for the first quarter of 1999 was 3.2% compared to the prior year first quarter operating margin of 12.4%. In spite of significant cost reduction efforts to reduce excess personnel and consolidate facilities, the pressure pumping, completion, logging, drill bits, drilling systems and fluids product service lines were impacted by lower activity and higher discounts. Operating income from upstream oil and gas engineering and construction activities declined significantly due to lower levels of business activity and lower manufacturing activity which carry large fixed costs. In addition, the prior year quarter benefitted from a higher level of gainshares which were not experienced in 1999.
         Engineering and Construction Group operating income decreased slightly to $58 million in the first quarter of 1999 compared to $59 million in the first quarter of the prior year. Operating margins were 3.8% in the first quarter of 1999 compared to 4.4% in the prior year first quarter. Operating income increased over the prior year quarter from engineering, procurement and construction contracts, offset by lower activity levels in Asia Pacific and the building construction business. The prior year first quarter included some favorable resolutions on completed jobs.
         Dresser Equipment Group operating income for the first quarter was $54 million, an increase of 38% over the prior year first quarter of $39 million. The increase in operating income was due to a combination of factors including: the results of cost control measures; change in product mix; and the effects of re-aligning the businesses to current industry conditions, including reduced capacity and reduced headcount levels. The compression and pumping product line reported the largest increase in operating income within the group.

NONOPERATING ITEMS
         Interest expense increased to $36 million in the first quarter of 1999 compared to $30 million in the same quarter of the prior year due primarily to increased short-term borrowings.
         Interest income in the first quarter of 1999 increased to $32 million from $7 million in the first quarter of 1998 primarily due to imputed interest income on the note receivable from the sale of the Company's interest in M-I L.L.C. and interest earned on settlement of income tax issues in the U.S. and U.K.
         The effective income tax rate increased to 40% for the first quarter of 1999 from 37.7% for the first quarter of 1998. The rate for the quarter was adversely affected by foreign income taxes and is expected to range between 38% and 40% for the year of 1999.
         Income before the cumulative effect of the change in accounting method was $81 million or 18 cents per diluted share, a decrease of 60% from net income of $203 million and 46 cents per diluted share in the first quarter of 1998.

         Cumulative effect of change in accounting method of $19 million after tax or 4 cents per diluted share reflects the Company's adoption of SOP 98-5. Estimated annual expense for 1999 under SOP 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment. See Note 10 for additional information. Net income for the first quarter after the cumulative effect of change in accounting method was $62 million or 14 cents per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         The Company ended the first quarter of 1999 with cash and equivalents of $419 million, an increase of $216 million from the end of 1998. Higher levels of cash were due to cash collections in the last few days of the quarter and to higher levels of cash in consolidated joint ventures. To conform Dresser's fiscal year-end to Halliburton's calendar year-end, Dresser's cash flows in 1998 are measured from December 31, 1997, rather than from the October 31, 1997 balances as reported on the consolidated balance sheets in the Company's 1998 Annual Report.
         Operating activities. Cash flows from operating activities provided $174 million in the first three months of 1999, as compared to $77 million in the first three months of 1998. Special charges for personnel reductions, facility closures and integration costs required approximately $93 million of cash in the first three months of the current year.
         Investing activities. Capital expenditures were $143 million for the first three months of 1999, a decrease of 37% over the same period of the prior year. The decrease in capital spending primarily reflects the current operating environment. Capital spending was mostly for equipment and infrastructure for the Energy Services Group. The Company also continued its planned investments in its enterprise-wide information system.
         Financing activities. Cash flows from financing activities were $147 million in the first three months of 1999 compared to cash flows of $62 million in the first three months of 1998. The Company borrowed $194 million net of repayments in short-term funds consisting of commercial paper and bank loans in the first three months of 1999. In the first three months of 1998, the Company borrowed $122 million in short-term funds net of repayments consisting of commercial paper and bank loans. Proceeds from exercises of stock options provided cash flows of $14 million in the first three months of 1999 compared to $30 million in the same period of the prior year.
         The Company believes it has sufficient borrowing capacity to fund its working capital requirements and investing activities. The Company's combined short-term notes payable and long-term debt was 34.5% of total capitalization at March 31, 1999 compared to 32.4% at December 31, 1998.

FINANCIAL INSTRUMENT MARKET RISK
         The Company is currently exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, the Company selectively hedges its foreign currency exposure through the use of currency derivative instruments. The objective of such hedging is to protect the Company's cash flows related to sales or purchases of goods or services from fluctuations in currency rates. Inherent in the use of derivative instruments are certain types of market risk: volatility of the currency rates, tenor (time horizon) of the derivative instruments, market cycles and the type of derivative instruments used. The Company does not use derivative instruments for trading purposes.
         The Company uses a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments which could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at March 31, 1999. The resulting value at risk of $3.7 million estimates with a 95% confidence interval the potential loss the Company could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         The Company's interest rate exposures at March 31, 1999 were not materially changed from December 31, 1998.

1998 SPECIAL CHARGES
         The Company expects to utilize the remaining special charge reserves during 1999 with the exception of unrealized losses on facilities held for sale. See Note 9 to the condensed consolidated financial statements for information on accrued special charges incurred in 1998. The Company expects to incur merger related incremental costs of approximately $110 million that do not qualify as accrued special charges, including $24 million incurred in the fourth quarter of 1998 and approximately $14 million incurred during the first quarter of 1999. These costs include relocating personnel, inventory and equipment as part of facility consolidation efforts; implementing a company-wide common information technology infrastructure; merging engineering work practices; harmonizing employee benefit programs; and developing common policies and procedures to provide best practices.

ENVIRONMENTAL MATTERS
         Some  of  the  Company's  subsidiaries  are  involved  as   potentially
responsible parties in remedial activities to clean up several "Superfund" sites under applicable federal law which imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, management of the Company believes that any liability of the Company's subsidiaries with respect to all but one of such sites will not have a material adverse effect on the results of operations of the Company. See Note 6 to the condensed consolidated financial statements for additional information on the one site.

YEAR 2000 ISSUES
         The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. The Y2K issue is a pervasive problem for most companies due to the interdependence of computer systems. Failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company.
         In  response  to  the  Y2K  issue,   the  Company  has  implemented  an
enterprise-wide Year 2000 Program designed to identify, assess and address significant Y2K issues in the Company's key business operations, including products and services, suppliers, business and engineering applications, information technology systems, facilities, infrastructure and joint venture projects.
         Failure to address Y2K issues could result in business disruption that could materially affect the Company's operations. In an effort to minimize business interruptions, the Company continues to develop and refine its contingency plans in the event circumstances prevent the Company from meeting any portion of its current program schedule.
         The Year 2000 Program is a comprehensive, integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chip technology. The primary phases of the program are: (1) inventorying existing equipment and systems; (2) assessing equipment and systems to identify those which are not Y2K ready and to prioritize critical items; (3) remediating, repairing or replacing non-Y2K ready equipment and systems; (4) testing to verify Y2K readiness has been achieved; and (5) deploying and certifying.
         At  March  31, 1999,  the  Company  is substantially  complete with its inventory and assessment phases of the Program; and is approximately 70% complete with its remediation and testing phases of the Program; and is approximately 50% complete with its deployment and certification phases of the Program.
         Overall the Company estimates that it is approximately 65% complete with its Year 2000 Program and anticipates having its products and mission-critical systems and equipment Y2K ready, tested, certified and deployed during the third quarter of 1999. Business continuity plans are being developed for all parts of the business and are also anticipated to be complete and in place by the end of the third quarter. The balance of 1999 will be focused on any remaining deployment, certification, testing and implementation of less critical items as required, and ensuring that critical business continuity plans are adequate and ready to implement if necessary.

         Through March 31, 1999 the Company has incurred approximately $31 million in costs related to its Year 2000 Program. The Company estimates that prior to January 1, 2000 it will have spent approximately $50 million to address the Y2K issue. These estimates do not include the costs associated with the Company initiatives discussed below. Costs associated with the Year 2000 Program are being treated as period costs and expensed as incurred.
         Independent of, but concurrent with, the Company's Y2K review, the Company is installing an enterprise-wide business information system which is scheduled to replace some of the Company's key finance, administrative and marketing software systems by the end of 1999 and is Y2K ready. In addition, and as a separate activity, the Company is in the process of replacing and standardizing its desktop computing equipment and software and updating its communications infrastructure. A third party is updating the communications infrastructure. The replacement of desktop equipment and software is an internal program based on the Company's common office environment initiative. All hardware and software installed as a part of these programs are Y2K ready.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" (SFAS 133). This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 is effective for the Company beginning January 1, 2000. The Company is currently evaluating SFAS 133 to identify implementation and compliance methods and has not yet determined the effect, if any, on its results of operations or financial position.

FORWARD-LOOKING INFORMATION
         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Halliburton Company cautions that the statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact Halliburton Company's actual results of operations. While such forward-looking information reflects Halliburton Company's best judgement based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, Halliburton Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:

         o litigation, including, for example, asbestosis litigation and environmental litigation;
         o unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries Halliburton Company conducts operations;
         o trade restrictions and economic embargoes imposed by the United States and other countries;
         o environmental laws, including those that require emission performance standards for new and existing facilities;
         o the magnitude of governmental spending for military and logistical support of the type provided by Halliburton Company;
         o operations in countries with significant amounts of political risk, including, without limitation, Russia, Algeria and Nigeria;
         o the effects of severe weather conditions, such as hurricanes and tornadoes, on operations and facilities;
         o the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         o technological and structural changes in the industries served by Halliburton Company;
         o  consolidation of customers in the oil and gas industry;
         o computer software and hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton Company which may be impacted by the Y2K issue;
         o integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton Company;

         o the risk inherent in the use of derivative instruments of the sort used by Halliburton Company which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
         o  changes in the price of oil and natural gas;
         o changes in the price of commodity chemicals used by Halliburton Company;
         o changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining and pipeline delivery networks;
         o increased competition in the hiring and retention of employees in certain areas;
         o changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
         o  risks  that  result  from  entering   into  fixed  fee  engineering,
            procurement and construction projects of the types provided by Halliburton Company where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins; and
         o changes in capital spending by governments for infrastructure projects of the sort performed by Halliburton Company.

         In  addition,   future  trends  for  pricing,   margins,  revenues  and
profitability   remain  difficult  to  predict  in  the  industries   served  by
Halliburton Company.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

*     27      Financial  data  schedules  for  the three  months ended March 31,
              1999.

      *       Filed with this Form 10-Q

     (b)      Reports on Form 8-K

     During the first quarter of 1999:

     A Current Report on Form 8-K was filed on January 8, 1999 reporting on Item
     5. Other Events, regarding a press release dated December 28, 1998 announcing a $35 million pretax special charge in the 1998 fourth quarter to provide for reduction of personnel.

     A Current  Report on Form 8-K was filed on January  27, 1999  reporting  on
     Item 5. Other Events, regarding a press release dated January 22, 1999 announcing that the Company has entered into an agreement with W-H Energy Services, Inc. for the sale of the Company's logging-while-drilling (LWD) and related measurement-while-drilling (MWD) business.

     A Current  Report on Form 8-K was filed on January  28, 1999  reporting  on
     Item 5. Other Events, regarding a press release dated January 25, 1999 announcing fourth quarter earnings.

     A Current  Report on Form 8-K was filed on February  25, 1999  reporting on
     Item 5. Other Events, regarding a press release dated February 18, 1999 announcing declaration of the first quarter dividend.

     A Current  Report on Form 8-K was filed on March 24, 1999 reporting on Item
     5. Other Events, regarding a press release dated February 19, 1999 announcing Brown & Root Services has been selected to continue its services as the premier logistics support provider to U.S. forces deployed in the Balkans region.

     A Current  Report on Form 8-K was filed on March 24, 1999 reporting on Item
     5. Other Events, regarding a press release dated March 4, 1999 announcing that Halliburton Energy Services' Integrated Solutions operations and the Halliburton Energy Development (HED) business unit are being combined.

     A Current  Report on Form 8-K was filed on March 24, 1999 reporting on Item
     5. Other Events, regarding a press release dated March 11, 1999 announcing a Kellogg Brown & Root unit has been awarded a turn key engineering and construction contract for a major expansion of Nigeria LNG Limited's Liquefied Natural Gas complex at Bonny Island.

     During the second quarter of 1999 to date:

     A Current  Report on Form 8-K was filed on April 6, 1999  reporting on Item
     5. Other Events, regarding a press release dated March 29, 1999 announcing that Halliburton has sold its logging-while-drilling (LWD) and related measurement-while-drilling (MWD) business to W-H Energy Services, Inc.

     A Current  Report on Form 8-K was filed on April 21, 1999 reporting on Item
     5. Other Events, regarding a press release dated April 13, 1999 announcing substantial completion of major workforce reductions.

     A Current  Report on Form 8-K was filed on April 28, 1999 reporting on Item
     5. Other Events, regarding a press release dated April 21, 1999 announcing Brown & Root Services provides logistics services to support U.S. forces in Albania.

     A Current  Report on Form 8-K was filed on April 28, 1999 reporting on Item
     5. Other Events, regarding a press release dated April 26, 1999 announcing 1999 first quarter earnings.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         HALLIBURTON COMPANY





Date   May 14, 1999              By:     /s/  Gary V. Morris
    -------------------             -------------------------------------
                                              Gary V. Morris
                                      Executive Vice President and
                                         Chief Financial Officer






                                         /s/  R. Charles Muchmore, Jr.
                                    -------------------------------------
                                              R. Charles Muchmore, Jr.
                                           Vice President and Controller
                                          (Principal Accounting Officer)

Index to exhibits filed with this quarterly report.

Exhibit
Number         Description
---------      -------------------

27 Financial data schedules for the three months ended March 31, 1999.