Form 10-Q
period 1999-06-30
HALLIBURTON CO
filed 1999-08-13
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

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

 Common stock, par value $2.50 per share:
Outstanding at July 30, 1999 - 441,220,000


                                               HALLIBURTON COMPANY

                                                      Index

                                                                                                          Page No.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Quarterly Condensed Consolidated Financial Statements
             o  Statements of Income for the three months and six months ended June 30, 1999                  2
                and 1998
             o  Balance Sheets at June 30, 1999 and December 31, 1998                                         3
             o  Statements of Cash Flows for the six months ended June 30, 1999 and 1998                      4
             o  Notes to Financial Statements
                  1.  Management representations                                                              5
                  2.  Business segment information                                                            5
                  3.  Acquisitions and dispositions                                                           6
                  4.  Inventories                                                                             7
                  5.  Dresser financial information                                                           7
                  6.  Commitments and contingencies                                                           8
                  7.  Income per share                                                                        9
                  8.  Comprehensive income                                                                    9
                  9.  Special charges                                                                         9
                10.   Change in accounting method                                                            10
                11.   Investment in Bufete                                                                   11

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           11

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                             24

Item 6.      Listing of Exhibits and Reports on Form 8-K                                                     24

Signatures                                                                                                   26

Exhibits:    Financial data schedule for the six months ended June 30, 1999 (included only in the copy of this report filed electronically with the Commission)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)

                                                                  Three Months                        Six Months
                                                                  Ended June 30                      Ended June 30
                                                          -----------------------------------------------------------------
                                                              1999             1998              1999             1998
---------------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                  $    2,693       $     3,256       $    5,565       $     6,266
Sales                                                            933             1,269            1,957             2,461
Equity in earnings of unconsolidated affiliates                   44                60               72               113
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                       $    3,670       $     4,585       $    7,594       $     8,840
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                          $    2,588       $     2,870       $    5,349       $     5,599
Cost of sales                                                    803             1,114            1,707             2,119
General and administrative                                       130               165              237               325
Special charge credits                                           (47)                -              (47)                -
---------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                         3,474             4,149            7,246             8,043
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                 196               436              348               797
Interest expense                                                 (34)              (31)             (70)              (61)
Interest income                                                    6                 7               38                14
Foreign currency gains (losses), net                               4                (2)               3                (2)
Other nonoperating, net                                          (26)               (1)             (24)               (1)
---------------------------------------------------------------------------------------------------------------------------
Income before taxes, minority interest and
   change in accounting method                                   146               409              295               747
Provision for income taxes                                       (53)             (153)            (113)             (281)
Minority interest in net income of subsidiaries                  (10)              (13)             (18)              (20)
---------------------------------------------------------------------------------------------------------------------------
Income before accounting change                                   83               243              164               446
Cumulative effect of change in accounting method, net              -                 -              (19)                -
---------------------------------------------------------------------------------------------------------------------------
Net income                                                $       83       $       243       $      145       $       446
---------------------------------------------------------------------------------------------------------------------------

Basic income per share:
  Before change in accounting method                      $     0.19        $     0.55       $    0.37        $     1.02
  Change in accounting method                                      -                 -           (0.04)                -
---------------------------------------------------------------------------------------------------------------------------
  Net income                                              $     0.19        $     0.55       $    0.33        $     1.02

Diluted income per share:
  Before change in accounting method                      $    0.19        $     0.55        $    0.37        $     1.01
  Change in accounting method                                     -                 -            (0.04)                -
---------------------------------------------------------------------------------------------------------------------------
  Net income                                              $    0.19        $     0.55        $    0.33        $     1.01
---------------------------------------------------------------------------------------------------------------------------

Cash dividends per share    *                             $   0.125        $    0.125        $    0.25        $     0.25
---------------------------------------------------------------------------------------------------------------------------
Basic average common shares outstanding                         440              438               440               438
Diluted average common shares outstanding                       444              443               443               443

* The 1998 cash dividends per share represent amounts paid by Halliburton Company prior to the merger with Dresser Industries, Inc. See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                                      June 30              December 31
                                                                                  ---------------------------------------
                                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------------
                                      Assets
Current assets:
Cash and equivalents                                                                 $    336                $    203
Receivables:
  Notes and accounts receivable                                                         2,939                   3,345
  Unbilled work on uncompleted contracts                                                  538                     515
-------------------------------------------------------------------------------------------------------------------------
    Total receivables                                                                   3,477                   3,860
Inventories                                                                             1,223                   1,302
Deferred income taxes, current                                                            324                     432
Other current assets                                                                      231                     286
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 5,591                   6,083
Property, plant and equipment:
   Less accumulated depreciation of $3,956 and $3,929                                   2,847                   2,922
Equity in and advances to related companies                                               552                     587
Excess of cost over net assets acquired                                                   760                     770
Deferred income taxes, noncurrent                                                         363                     337
Other assets                                                                              374                     413
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $    10,487             $    11,112
-------------------------------------------------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                          $       625             $       515
Current maturities of long-term debt                                                      364                      59
Accounts payable                                                                        1,179                   1,009
Accrued employee compensation and benefits                                                204                     402
Advance billings on uncompleted contracts                                                 292                     513
Income taxes payable                                                                      167                     246
Accrued special charges                                                                   166                     426
Other current liabilities                                                                 699                     834
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            3,696                   4,004
Long-term debt                                                                          1,064                   1,370
Employee compensation and benefits                                                        971                   1,007
Other liabilities                                                                         504                     500
Minority interest in consolidated subsidiaries                                            162                     170
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     6,397                   7,051
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share -
    Authorized 600 shares, issued 447 and 446 shares                                    1,118                   1,115
  Paid-in capital in excess of par value                                                   43                       8
  Deferred compensation                                                                   (47)                    (51)
  Accumulated other comprehensive income                                                 (195)                   (149)
  Retained earnings                                                                     3,271                   3,236
-------------------------------------------------------------------------------------------------------------------------
                                                                                        4,190                   4,159
  Less 6 shares of treasury stock, at cost in both periods                                100                      98
-------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                            4,090                   4,061
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                      $    10,487             $    11,112
-------------------------------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.



                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                                                 Six Months
                                                                                                Ended June 30
                                                                                       --------------------------------
                                                                                           1999               1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $     145          $     446
    Adjustments to reconcile net income to net cash from operations:
        Depreciation, depletion and amortization                                             290                291
        Provision (benefit) for deferred income taxes                                         82                 (8)
        Change in accounting methods                                                          19                  -
        Distributions from (advances to) related companies, net of
           equity in (earnings) losses                                                       (14)              (133)
        Change in accrued special charges                                                   (260)               (13)
        Other non-cash items                                                                  92                 25
        Other changes, net of non-cash items:
           Receivables and unbilled work                                                     103               (366)
           Inventories                                                                        78               (149)
           Accounts payable                                                                  140                178
           Other working capital, net                                                       (521)              (170)
           Other, net                                                                       (161)                43
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from operating activities                                                  (7)               144
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                      (267)              (470)
  Sales of property, plant and equipment                                                     100                 54
  Dispositions (acquisitions) of businesses                                                  273                (36)
  Other investing activities                                                                  (3)                (1)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from investing activities                                                 103               (453)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on long-term borrowings                                                            (8)               (11)
  Net borrowings of short-term debt                                                          119                370
  Payments of dividends to shareholders                                                     (110)              (133)
  Proceeds from exercises of stock options                                                    33                 40
  Payments to re-acquire common stock                                                         (3)               (17)
  Other financing activities                                                                   -                 (5)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities                                                  31                244
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        6                  -
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                  133                (65)
Cash and cash equivalents at beginning of period                                             203                346
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $     336          $     281
-----------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure  of cash flow  information:  Cash  payments  during the period for:
  Interest                                                                             $      70          $      51
  Income taxes                                                                         $     106          $     195

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles our management must make estimates and assumptions that affect:
         o  the reported amounts of assets and liabilities,
         o the disclosure of contingent assets and liabilities at the date of the financial statements, and
         o the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 1998 Annual Report on Form 10-K.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of June 30, 1999, and the results of our operations for the three and six months ended June 30, 1999 and 1998 and our cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 1999 and 1998 may not be indicative of results for the full year. Additionally, prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Business Segment Information
         We have three business segments.
         The Energy Services Group contains Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics Corporation. Halliburton Energy Services provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, and well control. Brown & Root Energy Services provides upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, and underwater engineering services. Landmark Graphics Corporation provides integrated exploration and production information systems and related professional services to the petroleum industry.
         The Engineering and Construction Group includes Kellogg Brown & Root and Brown & Root Services. This group provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers.
         The Dresser Equipment Group designs, manufactures and markets highly engineered products and systems. These include compressors, valves, motors, engines, pumps, generators, blowers, fuel dispensing systems, and instrumentation equipment principally for oil and gas producers, transporters, processors, distributors and petroleum users throughout the world.
         Our equity in pretax income or losses of related companies is included in revenues and operating income of each applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial.

         The table below presents revenues and operating income by segment.

                                                              Three Months                        Six Months
                                                             Ended June 30                      Ended June 30
                                                    --------------------------------------------------------------------
  Millions of dollars                                    1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------
  Revenues:
    Energy Services Group                           $    1,681        $    2,381       $    3,434        $    4,666
    Engineering and Construction Group                   1,372             1,438            2,880             2,785
    Dresser Equipment Group                                617               766            1,280             1,389
------------------------------------------------------------------------------------------------------------------------
      Total                                         $    3,670        $    4,585       $    7,594        $    8,840
------------------------------------------------------------------------------------------------------------------------

  Operating income:
    Energy Services Group                           $       49        $      304       $      106        $      587
    Engineering and Construction Group                      64                74              122               133
    Dresser Equipment Group                                 53                77              107               116
    Special charge credits                                  47                 -               47                 -
    General corporate                                      (17)              (19)             (34)              (39)
------------------------------------------------------------------------------------------------------------------------
      Total                                         $      196        $      436       $      348        $      797
------------------------------------------------------------------------------------------------------------------------

Note 3. Acquisitions and Dispositions
         On  September  29,  1998,  we  completed  the  acquisition  of  Dresser
Industries, Inc. The outstanding Dresser common stock was converted into our common stock. The merger qualified as a tax-free exchange to Dresser's shareholders for U.S. federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, our financial statements have been restated to include the results of Dresser for all periods presented. Beginning in 1998, Dresser's year-end of October 31 was changed to Halliburton's calendar year-end.
         The results of operations for Halliburton and Dresser prior to the merger and the combined amounts are presented below:

                                            Three Months          Six Months
                                            Ended June 30        Ended June 30
                                         -----------------------------------------
Millions of dollars                             1998                 1998
----------------------------------------------------------------------------------
Revenues:
  Halliburton                              $     2,476          $     4,831
  Dresser                                        2,109                4,009
----------------------------------------------------------------------------------
    Combined                               $     4,585          $     8,840
----------------------------------------------------------------------------------

Net income:
  Halliburton                              $       136          $       254
  Dresser                                          107                  192
----------------------------------------------------------------------------------
    Combined                               $       243          $       446
----------------------------------------------------------------------------------

         In connection with the Dresser merger, we sold our worldwide logging-while-drilling business and related measurement-while-drilling business in March 1999. The sale was in compliance with a consent decree with the United States Department of Justice. The financial impact of the sale was reflected in the third quarter 1998 special charge. This business was previously a part of the Energy Services Group.
         We sold our 36% interest in M-I L.L.C. in August, 1998. This sale completed our commitment to the U.S. Department of Justice to sell our interest in M-I in connection with the merger with Dresser. The purchase price of $265 million was paid with a non-interest bearing promissory note due and collected in April, 1999. M-I was previously a part of the Energy Services Group and was accounted for using the equity method.

Note 4. Inventories

                                               June 30            December 31
                                          ---------------------------------------
  Millions of dollars                           1999                  1998
---------------------------------------------------------------------------------
  Finished products and parts             $        630          $       638
  Raw materials and supplies                       314                  250
  Work in process                                  405                  562
  Progress payments                               (126)                (148)
---------------------------------------------------------------------------------
     Total                                $      1,223          $     1,302
---------------------------------------------------------------------------------

         The cost of U.S. manufacturing and U.S. field service inventories is determined using the last-in, first-out method. If the last-in, first-out method had not been used, the cost of total inventories would have been about $110 million higher than reported at June 30, 1999, and $111 million higher than reported at December 31, 1998.

Note 5.  Dresser Financial Information
         Since becoming a wholly-owned subsidiary, Dresser has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% senior notes remain outstanding and are fully and unconditionally guaranteed by Halliburton. As long as these notes remain outstanding, summarized financial information of Dresser will be presented in our periodic reports filed on Form 10-K and Form 10-Q. We have not presented separate financial statements and other disclosures concerning Dresser because management has determined this information is not material to holders of these notes.
         In January 1999, as part of a reorganization associated with the merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included within Dresser Industries, Inc. and its subsidiaries.

  Dresser Industries, Inc.
  Financial Position                                  June 30         December 31
                                                   ---------------------------------
  Millions of dollars                                   1999             1998
------------------------------------------------------------------------------------
  Current assets                                   $    5,320        $    2,417
  Noncurrent assets                                     5,718             2,614
------------------------------------------------------------------------------------
     Total                                         $   11,038        $    5,031
------------------------------------------------------------------------------------

  Current liabilities                              $    2,910        $    1,389
  Noncurrent liabilities                                1,896             1,544
  Minority interest                                       162               154
  Shareholders' equity                                  6,070             1,944
------------------------------------------------------------------------------------
     Total                                         $   11,038        $    5,031
------------------------------------------------------------------------------------

  Dresser Industries, Inc.                                  Three Months                       Six Months
  Operating Results                                        Ended June 30                      Ended June 30
                                                  -------------------------------------------------------------------
  Millions of dollars                                 1999               1998            1999              1998
---------------------------------------------------------------------------------------------------------------------
  Revenues                                        $    3,670         $    2,109      $    7,594        $    4,009
---------------------------------------------------------------------------------------------------------------------
  Operating income                                $      154         $      198      $      311        $      355
---------------------------------------------------------------------------------------------------------------------
  Income before taxes and minority interest       $       79         $      180      $      215        $      320
  Income taxes                                           (31)               (65)            (87)             (115)
  Minority interest                                      (10)                (9)            (18)              (13)
  Change in accounting method                              -                  -             (19)                -
---------------------------------------------------------------------------------------------------------------------
  Net income                                      $       38         $      106      $       91        $      192
---------------------------------------------------------------------------------------------------------------------

Note 6.  Commitments and Contingencies
         Asbestosis Litigation. Since 1976, Dresser has been involved in litigation with people who allege that they have sustained injuries and damage from the inhalation of asbestos fibers. The injuries and damages are alleged to arise from products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser. Dresser has approximately 74,000 pending claims at June 30, 1999. Settlements, previously reported, covering approximately 12,500 claims, are carried as pending until releases are signed. We have an additional 10,200 asbestos claims pending which have arisen as a result of construction and renovation work performed by the Engineering and Construction Group segment. During the first six months of 1999, approximately 20,500 claims were filed and approximately 6,800 claims against us were settled or otherwise resolved. The settlements reached during the first six months of 1999 were consistent with our historical experience. Based on our experience, we continue to believe that provisions recorded are adequate to cover the estimated loss from asbestosis litigation.
         Dispute with Global Industrial Technologies, Inc. An agreement was entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., with Dresser. Under the agreement, Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories Division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser's insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to date paid any uncovered portion of those asbestos claims with its own funds.
         Global now disputes that it assumed liability for any of these asbestos claims based on Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages.
         In order to resolve this dispute, Global invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Global has not claimed a specific amount of damages. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based on Dresser's negligence, the pre-1967 acts of Harbison-Walker, punitive damages, and for all similar future claims.
         Dresser and Global are selecting an arbitrator. We expect the arbitration to start in late 1999. We believe that the assertions by Global are without merit and Dresser intends to vigorously defend against them. On February 19, 1999 Dresser filed suit in the Delaware Chancery Court seeking an injunction to restrain the arbitration as being barred by the statute of limitation. On July 13, 1999 the Delaware Chancery Court dismissed the lawsuit and found that the Court had no jurisdiction to hear the lawsuit. Separately Dresser learned that Global had threatened to sue Continental Insurance Company, one of Dresser's insurers, over insurance proceeds. Dresser filed a lawsuit in Texas state court on April 9, 1999 seeking an injunction to prevent Global from suing Continental. The Texas court granted a temporary injunction on April 29, 1999. A trial date of December 6, 1999 has been set to hear arguments regarding a permanent injunction. Global has appealed the temporary injunction. A submission date of September 21, 1999 has been set for oral argument before the appellate court.
         Environmental. Some of our subsidiaries are involved as potentially responsible parties in remedial activities to clean up various "Superfund" sites under federal law. Federal law imposes joint and several liability, if the harm is indivisible, without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, our management believes that any liability of our subsidiaries for all but one site will not have a material adverse effect on the results of operations. The Environmental Protection Agency has named our subsidiary Kellogg Brown & Root, Inc. as a potentially responsible party for the Jasper County Superfund Site. Regarding this site, sufficient information has not been developed to permit our management to make a liability determination. Management believes the process of determining the nature and extent of remediation at the Jasper County Superfund Site and the total costs will be lengthy. In addition to the Superfund issues, the State of Missouri has indicated that it may claim natural resource damage against the potentially responsible parties at the Jasper County
Superfund Site. We cannot determine the extent of Kellogg Brown & Root's liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
         Other. We, along with our subsidiaries, are parties to various other legal proceedings. We believe any liabilities we may owe will not be material to our consolidated financial position and results of operations.

Note 7. Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Options to purchase 3.0 million shares of common stock which were outstanding during the six months ended June 30, 1999 were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.

                                                            Three Months                       Six Months
Millions of dollars and shares                             Ended June 30                      Ended June 30
except per share data
---------------------------------------------------------------------------------------------------------------------
                                                      1999               1998            1999              1998
---------------------------------------------------------------------------------------------------------------------
Income before accounting change                   $      83          $      243      $     164         $      446
---------------------------------------------------------------------------------------------------------------------
Basic weighted average shares                           440                 438            440                438
Effect of common stock equivalents                        4                   5              3                  5
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                         444                 443            443                443
---------------------------------------------------------------------------------------------------------------------


Income per common share before change in
   accounting method:
   Basic                                          $     0.19         $      0.55     $     0.37        $      1.02
---------------------------------------------------------------------------------------------------------------------
   Diluted                                        $     0.19         $      0.55     $     0.37        $      1.01
---------------------------------------------------------------------------------------------------------------------

Note 8. Comprehensive Income

                                                           Three Months                      Six Months
                                                          Ended June 30                    Ended June 30
                                                   ---------------------------------------------------------------
  Millions of dollars                                 1999            1998             1999              1998
------------------------------------------------------------------------------------------------------------------
    Net income                                     $     83       $     243        $    145          $     446
    Cumulative translation
       adjustment, net of tax                           (15)             (7)            (39)               (16)
    Minimum pension liability adjustment                  -               -              (7)                 -
------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                       $     68       $     236        $     99          $     430
------------------------------------------------------------------------------------------------------------------

         The cumulative translation adjustment of certain foreign entities and minimum pension liability adjustment are the only comprehensive income adjustments recorded.
         Accumulated other comprehensive income at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                June 30         December 31
                                                             ----------------------------------
  Millions of dollars                                             1999              1998
-----------------------------------------------------------------------------------------------
  Cumulative translation adjustment                          $     (181)      $      (142)
  Minimum pension liability                                         (14)               (7)
-----------------------------------------------------------------------------------------------
  Total accumulated other comprehensive income               $     (195)      $      (149)
-----------------------------------------------------------------------------------------------

Note 9.  Special Charges
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million to provide for costs associated with the merger and industry downturn due to declining oil and gas prices. During the second quarter of 1999, we reversed $47 million of the 1998 charge based on the most recent assessment of total costs to be incurred associated with the merger and industry downturn.

         The table below includes the components of the pretax special charge and the amounts utilized and adjusted through June 30, 1999.

                                            Asset                     Facility         Merger
                                           Related     Personnel    Consolidation   Transaction     Other
Millions of dollars                        Charges      Charges        Charges        Charges      Charges        Total
----------------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                     $    453     $    157      $      93        $     -       $   18      $    721
Engineering & Construction Group                 8           19              8              -            5            40
Dresser Equipment Group                         18            1              2              -            -            21
General corporate                               30           58             23             64           23           198
----------------------------------------------------------------------------------------------------------------------------
Total                                          509          235            126             64           46           980
Utilized in 1998                              (442)         (45)            (3)           (60)          (4)         (554)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                       67          190            123              4           42           426
Utilized in 1999                               (43)        (119)           (40)            (3)          (8)         (213)
Adjustments to 1998 charges                      -          (30)           (16)            (1)           -           (47)
----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                     $     24     $     41      $      67        $     -       $   34      $    166
----------------------------------------------------------------------------------------------------------------------------

         We utilized $43 million of asset related reserves during the first six months of 1999. Until the assets are disposed of, normal depreciation and amortization will continue to be charged against our results of operations.
         The following summarizes reductions of employees, consultants and contract personnel related to the 1998 special charge through June 30, 1999:
         o    1998    4,400 including 3,800 within the Energy Services Group
         o    1999    4,400 including 3,500 within the Energy Services Group
         We now estimate 10,100 personnel reductions will occur as accrued for in the 1998 special charge. Of this amount, 1,300 have not yet taken place. These reductions will occur in the second half of 1999 as projects are completed and facilities are closed. During the second quarter we reversed $30 million in personnel charges primarily due to a reduction in estimated legal costs associated with employee layoffs, lower than anticipated average severance per person and fewer than expected terminations due to voluntary employee resignations.
         Through June 30, 1999, we have sold or returned to the owner 145 service and administrative facilities related to the 1998 special charge. As of June 30, 1999, we had vacated an additional 123 properties which we are in the process of selling, subleasing or returning to the owner. The majority of the sold, returned or vacated properties are located within North America. Until the properties included in the facility consolidation charges are vacated, we plan to continue normal depreciation, lease costs and operating expenses, which will be charged against our results of operations. The majority of these facilities are within the Energy Services Group. We have scheduled these properties to be vacated by the end of this year. Our most recent assessment of facilities consolidation activities indicates that fewer facilities than initially estimated will be exited in conjunction with the 1998 special charge resulting in an estimated $7 million reduction in facilities consolidation costs. This revised estimate combined with other factors including more favorable exit costs than anticipated resulted in a $16 million adjustment to facility consolidation charges during the second quarter.
         Halliburton and Dresser merger transaction costs were estimated to be $64 million. During the second quarter, we determined that $1 million of the estimated merger transaction costs would not be utilized, primarily as a result of lower than previously estimated legal and other professional costs. We included this amount in our second quarter special charge adjustments.
         During the first six months of 1999, we incurred $8 million in other special charge costs. The balance will be utilized during 1999 and possibly 2000 in connection with our renegotiation of agency agreements, supplier and other contracts and elimination of other duplicate capabilities.

Note 10. Change in Accounting Method
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after tax or $0.04 per diluted share. These costs, which relate to the Energy Services Group segment, were recognized for previously capitalized business mobilization costs and facility start-up costs associated with a new manufacturing facility in the U.K.

Note 11. Investment in Bufete
         Kellogg Brown & Root, Inc., a subsidiary within the Engineering and Construction Group, has a net investment of $26 million in Bufete Industriale, S.A. de C.V., a large firm in Mexico specializing in engineering, procurement and construction. This investment is accounted for using the cost method and reported on the "Equity in and advances to related companies" line of our consolidated balance sheets. Bufete's financial condition deteriorated in 1999. On July 13, 1999, Bufete announced it would default on $100 million in Eurobonds due July 15, 1999. We believe our investment is impaired and consequently wrote off the entire amount in the second quarter of 1999. The expense for Bufete was reported on the "Other nonoperating, net" line of the consolidated income statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton and its subsidiaries. We explain:
         o  what factors impact our business;
         o why our earnings and expenses for the second quarter of 1999 differ from the second quarter of last year;
         o why our earnings and expenses in January through June of 1999 differ from the same period in 1998;
         o  what our capital expenditures were;
         o  what our ending cash balance was; and
         o any other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that forward-looking statements involve risks and uncertainties that may impact our actual results of operations. Statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. However, forward-looking information involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of our forward-looking information. While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:
         o litigation, including, for example, asbestosis litigation and environmental litigation;
         o trade restrictions and economic embargoes imposed by the United States and other countries;
         o environmental laws, including those that require emission performance standards for new and existing facilities;
         o unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         o operations in countries with significant amounts of political risk, for example, Russia, Algeria and Nigeria;
         o the effects of severe weather conditions, including hurricanes and tornadoes, on operations and facilities;
         o the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         o the magnitude of governmental spending for military and logistical support of the type that we provide;
         o changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         o changes in capital spending by governments for infrastructure projects of the sort that we perform;
         o changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
         o  consolidation of customers in the oil and gas industry;
         o technological and structural changes in the industries that we serve;
         o  changes in the price of oil and natural gas;
         o  changes in the price of commodity chemicals that we use;

         o risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins;
         o  claim  negotiations  with  customers  on  cost  variances  on  major projects;
         o computer software, hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton which may be impacted by the Y2K issue;
         o the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
         o increased competition in the hiring and retention of employees in competitive areas, for example, accounting, treasury and Y2K remediation; and
         o integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

BUSINESS ENVIRONMENT
         We operate in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries we serve are highly competitive with many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may affect operations in some countries. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to our consolidated results of operations.
         The majority of our revenues are derived from the sale of services and products, including construction activities, to the energy industry. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world.
         Declines in energy industry activities that started in 1998 continued into the second quarter of 1999, particularly in the areas of exploration and development of hydrocarbons. The average worldwide rotary rig count in the first half of 1999 was 34% lower than in the first half of 1998. The average U.S. rotary rig count in the first quarter of 1999 was 43% lower compared to the first quarter of 1998 and this decline continued into the second quarter of 1999. The average U.S. rotary rig count in the second quarter of 1999 was nearly 40% lower than the second quarter of 1998. These declines in activity and reduced capital spending by our customers negatively impacted our results for the first half of 1999, particularly within the Energy Services Group segment.
         The downstream portion of the oil and gas business is serviced by both the Engineering and Construction Group and the Dresser Equipment Group. The downturn in activity in the first quarter of 1999 did not affect these segments as severely as the Energy Services Group due to the longer term nature of projects and continuing maintenance requirements. In the second quarter of 1999, however, the effects of project delays and deferral of new awards began to negatively impact the Engineering and Construction Group. The deferrals of projects and lack of new awards are expected to affect the segment during the remainder of the year due to the long-term nature of most projects. The Dresser Equipment Group also experienced a decline in activity due to industry conditions and faces increased competition for a reduced level of available business.
         Other major changes in the energy industry include the announced mergers of several major oil companies that have further delayed capital spending programs by these companies. We have seen some effects of these mergers in the first half of 1999 result in delayed projects and reduced use of software products. Longer-term effects will depend on the spending patterns of our customers.
         We still believe:
         o  the long-term fundamentals of the energy industry are positive,
         o steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations, and
         o these factors will cause increasing demand for oil and natural gas to produce refined products, petrochemicals, fertilizers and power.
         We are encouraged about the remainder of this year, given:
         o  the recent strengthening of oil and gas prices,
         o  a 20%  increase in the U.S. rotary rig count from its April low, and

         o  continuing increases in the level of customer inquiries.
We look forward to a recovery in 2000 after our customers approve new capital budgets.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Second Quarter of 1999 Compared with the Second Quarter of 1998

REVENUES                                                        Second Quarter             Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    1,681       $    2,381       $    (700)
Engineering and Construction Group                           1,372            1,438             (66)
Dresser Equipment Group                                        617              766            (149)
--------------------------------------------------------------------------------------------------------
   Total revenues                                        $   3,670       $    4,585       $    (915)
--------------------------------------------------------------------------------------------------------

         Consolidated revenues decreased 20% to $3,670 million in the second quarter of 1999 compared with $4,585 million in the same quarter of the prior year. International revenues for the second quarter of 1999 were 70% of total revenue, up from 64% in the second quarter of 1998.
         Energy Services Group revenues were $1,681 million for the second quarter of 1999 reflecting a 29% decrease from the same quarter of the prior year, while drilling activity, as measured by the worldwide rotary rig count, decreased 33%. International revenues were 73% of total Energy Services Group revenues for the quarter, compared to 68% for the prior year quarter. The Energy Services Group includes Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics Corporation.
         Revenues for all product service lines within Halliburton Energy Services were 25-35% lower compared to the prior year quarter. Halliburton
Energy Services' U.S. revenues were down 45% versus a decrease in the U.S. average rotary rig count of nearly 40%. Halliburton Energy Services' international revenues were down 27%, which approximated the related rig count reduction. As in the first quarter of 1999, the largest declines in revenues were in North America and Latin America with revenues decreasing by 35-40%. Declines in revenue reflect reduced unit volume levels and continued pricing pressures, particularly in North America.
         Brown & Root Energy Services, which operates in the upstream oil and gas engineering and construction services, experienced a decline in revenues of 18% from the same period of the prior year. The decrease reflects the industry downturn in activity caused by low oil prices. Reduced activity levels particularly impacted the U.K. sector of the North Sea. However, increased activity in Asia Pacific partially offset the decline in the North Sea.
         Revenues from Landmark, which provides integrated exploration and production information systems, decreased 25% compared to the second quarter of 1998. Decreases in software and hardware sales were partially offset by increased customer service and maintenance revenues. Many customers for our information system product lines have put off software purchases due to customer mergers and lower activity levels.
         Engineering and Construction Group revenues decreased slightly to $1,372 million in the second quarter of 1999 compared to $1,438 million in the same quarter of the prior year. The Engineering and Construction Group is made up of Kellogg Brown & Root and Brown & Root Services. International revenues were 68% of total revenues for the group, compared to 61% for the prior year second quarter.
         Higher revenues from activities at the Devonport Dockyard in the U.K. and from the contract to provide logistical support services to U.S. military peacekeeping efforts in the Balkans partially offset revenue declines from industrial customers due to project delays.
         Dresser Equipment Group revenues decreased nearly 20% to $617 million for the second quarter of 1999, as compared to $766 million for the second quarter of 1998. International revenues were 64% of total Dresser Equipment Group revenues. Revenues declined in all product lines reflecting lower spending by customers due to market conditions. Revenues from the compression and pumping line were lower by about 25-30%. Lower complete unit shipments of compression and pumping products were partially offset by increased product services volumes. Revenues from the measurement product line were lower by 10-15% from the prior year second quarter. Flow control and power systems combined had about 10% lower revenues.

OPERATING INCOME                                                Second Quarter             Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                    $      49       $      304      $     (255)
Engineering and Construction Group                              64               74             (10)
Dresser Equipment Group                                         53               77             (24)
Special charge credits                                          47                -              47
General corporate                                              (17)             (19)              2
--------------------------------------------------------------------------------------------------------
  Operating income                                       $     196       $      436      $     (240)
--------------------------------------------------------------------------------------- ----------------

         Consolidated operating income for the second quarter of 1999 of $196 million declined 55% compared with $436 million in the same quarter of the prior year.
         Energy Services Group operating income decreased 84% to $49 million in the second quarter of 1999 compared with $304 million in the same quarter of the prior year. The operating margin for the second quarter of 1999 was 2.9%, compared to the prior year second quarter operating margin of 12.8%.
         In spite of aggressive cost reduction efforts to reduce excess personnel and facilities, Halliburton Energy Services operating income was down 87%. Lower activity and higher discounts reduced operating income for all Halliburton Energy Services' product service lines. Decreased margins for Halliburton Energy Services were caused by the lowest rig count since 1944 in the U.S. and decreased activity levels outside the U.S. Lower rig counts led to excess capacity in the oil field services sector. This excess capacity continued through the second quarter especially within the U.S. As a result of pricing pressures, Halliburton Energy Services' average discounts in the U.S. increased six to eight percentage points over the second quarter of 1998 when pricing first started to soften. In spite of pricing pressures and increased discounting in the U.S., all product service lines except logging and drilling were able to maintain positive operating income in the second quarter of 1999.
         Operating income and margins from Brown & Root Energy Services' upstream oil and gas engineering and construction activities declined 65% from the prior year second quarter. The major factors contributing to this decrease were lower activity levels and performance issues related to two technically difficult projects on which losses of $23 million were recorded.
         Landmark experienced a small loss for the quarter. The loss was caused by declines in software sales volumes and severance payments to employees terminated due to industry conditions.
         Engineering and Construction Group operating income decreased 14% to $64 million in the second quarter of 1999 compared to $74 million in the second quarter of the prior year. Operating margins were 4.7% in the second quarter of 1999 compared to 5.1% in the prior year second quarter. Included in the second quarter of 1998 was the settlement on a Middle East construction project. Excluding this settlement in 1998, margins for the current year of 4.7% are higher than the prior year's margins of 4.1%.
         The second quarter benefited from higher activity related to supporting U.S. military peacekeeping efforts in the Balkans and income recognition on U.K. toll road projects.
         Dresser Equipment Group operating income for the second quarter was $53 million, a decrease of 31% from the prior year second quarter of $77 million. All product lines experienced a decrease in operating income primarily as a result of lower activity levels and increased discounting in some product lines.
         Special charge credits of $47 million are the result of a change in estimate to the 1998 merger special charges for the acquisition of Dresser and industry downturns recorded in 1998. We have been monitoring the actual costs incurred and have re-examined our estimates of future costs. In the second quarter of 1999, we concluded that these costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed a portion of the $980 million that was originally recorded.
         General corporate expenses were lower by $2 million from the prior year second quarter. The reduction of expense is the result of combining two corporate offices into one office.

NONOPERATING ITEMS
         Interest expense increased by $3 million to $34 million in the second quarter of 1999 compared to the same quarter of the prior year due primarily to increased short-term borrowings and additional long-term borrowings under our medium-term note program. The increased borrowings were used to fund working capital requirements and special charge costs, including, severance and property exit costs.
         Interest income in the second quarter of 1999 decreased slightly to $6 million from $7 million in the second quarter of 1998.
         Foreign currency gains (losses), net was a net $4 million gain for the second quarter of 1999. This net gain compares to a net loss of $2 million in the same period of 1998. The gain in 1999 is primarily attributable to devaluation of the Euro.
         Other nonoperating, net in the second quarter of 1999 includes a $26 million charge for the write-off of our net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico. See Note 11 to the condensed consolidated financial statements for additional information on Bufete.
         The effective income tax rate excluding special charge credits was about 39% for the second quarter of 1999, as compared to about 37% for the second quarter of 1998. The rate for the quarter was adversely affected by foreign income taxes and is expected to range between 38% and 40% for the year of 1999, excluding the special charge credits.
         Net income was $83 million, or 19 cents per diluted share, a decrease of 66% from net income of $243 million, or 55 cents per diluted share in the second quarter of 1998.

First Six Months of 1999 Compared with the First Six Months of 1998

REVENUES                                                       First Six Months            Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    3,434       $    4,666       $  (1,232)
Engineering and Construction Group                           2,880            2,785              95
Dresser Equipment Group                                      1,280            1,389            (109)
--------------------------------------------------------------------------------------------------------
   Total revenues                                        $   7,594       $    8,840       $  (1,246)
--------------------------------------------------------------------------------------------------------

         Consolidated revenues decreased 14% to $7,594 million in the first six months of 1999 compared with $8,840 million in the first six months of the prior year. International revenues for the first six months of 1999 were 69% of total revenue, compared to 65% of total revenue in 1998. Only the Engineering and Construction Group had higher revenues in the first six months of 1999 compared to 1998.
         Energy Services Group revenues were $3,434 million for the first six months of 1999, reflecting a 26% decrease from the first six months of the prior year, while drilling activity as measured by the worldwide rotary rig count decreased 34%. International revenues were 72% of total Energy Services Group revenues for the first six months compared to 69% for the prior year first six months.
         Revenues for all Halliburton Energy Services product service lines were lower than the prior year. The largest declines in revenues were in North
America and Latin America with revenues decreasing about 37%. Declines in revenue reflect reduced unit volume levels and continued pricing pressures, particularly in North America. Halliburton Energy Services' U.S. revenues were about 40% lower than in the first six months of 1998, which is consistent with the reduction in the average rotary rig count in the U.S. during the same period. Halliburton Energy Services' international revenues were 25% lower in 1999 than in the first half of 1998. The international average rotary rig count for the same time period was 28% lower. The completion product service line had the smallest percentage decline in revenues of about 20% for the first six-month period of 1999 compared to 1998. Other product service lines within Halliburton Energy Services experienced a 28-33% decrease from the same period in the prior year.
         Revenues from Brown & Root Energy Services' upstream oil and gas engineering and construction services decreased 18% from the same period of the prior year reflecting the industry downturn in activity caused by low oil prices. Reduced activity levels particularly impacted the U.K. sector of the North Sea. Revenues from projects in North America and Asia/Pacific were higher than in the prior year.
         Revenues from Landmark's integrated exploration and production information systems decreased 19% compared to the first six months of 1998. Decreases in software and hardware sales were partially offset by increased customer service revenues. Many customers for our information system product lines have put off software purchases due to lower activity levels. Customer mergers have also resulted in purchase delays.

         Engineering and Construction Group total revenues increased 3% to $2,880 million in the first six months of 1999 compared to $2,785 million in the first six months of the prior year. International revenues increased approximately 20%.
         Revenues from Kellogg Brown & Root were flat in the first half of 1999 compared to 1998. Europe/Africa was the most active region with major projects in Algeria, Norway and Nigeria.
         Brown & Root Services revenues for the first six months of 1999 were up 15% over the prior year. The increase in revenues was due to increased activities at the Devonport Dockyard in the U.K. and from logistics support services to military peacekeeping efforts in the Balkans.
         Dresser Equipment Group revenues decreased 8% to $1,280 million for the first six months of 1999 as compared to $1,389 million for the first six months of 1998. Revenues declined in all product lines reflecting reduced demand. The compression and pumping product line had approximately 5% lower revenues due to lower complete unit sales. The lower volume on complete unit sales was partially offset by increased product service volume. The measurement product line's revenues were about 14% lower than the prior year due to lower spending levels and delayed maintenance spending by multinational oil companies and other customers. Revenues from flow control products were down 7% compared to 1998 due to low upstream and downstream activity levels. Power systems' revenues were 10% lower than the first six months of 1998. The decrease in power systems' revenues was due to reductions in the original equipment and aftermarket sales related to lower gas production, higher gas storage levels and decreased equipment utilization.

OPERATING INCOME                                               First Six Months            Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                    $     106       $      587      $     (481)
Engineering and Construction Group                             122              133             (11)
Dresser Equipment Group                                        107              116              (9)
Special charge credits                                          47                -              47
General corporate                                              (34)             (39)              5
--------------------------------------------------------------------------------------------------------
  Operating income                                       $     348       $      797      $     (449)
--------------------------------------------------------------------------------------------------------

         Consolidated operating income for the first six months of 1999 of $348 million declined 56% compared with $797 million in the first six months of the prior year.
         Energy Services Group operating income decreased 82% to $106 million in the first six months of 1999 compared with $587 million in the first six months of the prior year. The operating margin for the first six months of 1999 was 3.1% compared to the prior year's first six months operating margin of 12.6%.
         In spite of significant cost reduction efforts to reduce excess personnel and consolidate facilities, operating income for all Halliburton Energy Services product service lines was significantly lower in the first six months of 1999 due to lower activity and higher discounts. Overall, Halliburton Energy Services' operating income declined 82% from the first half of 1998. Except for logging and drilling, all product service lines earned positive operating income in a very difficult environment.
         Operating income from Brown & Root Energy Services' upstream oil and gas engineering and construction activities declined 77% due to lower levels of business activity and lower manufacturing activities which carry large fixed costs. Major project losses of $27 million were recorded in the first six months of 1999 on two technically difficult projects. In addition, the prior year's first six months benefited from about $40 million of project incentives. Brown & Root Energy Services continues to address challenges on some fixed fee contracts for which we recorded losses in the fourth quarter of 1998. Claims discussions with customers should bring these jobs to resolution in the second half of the year.
         Landmark experienced a small loss for the first six months of 1999. The loss was caused by lower software sales volumes and severance payments to employees terminated due to industry conditions.
         Engineering and Construction Group operating income decreased 8% to $122 million in the first six months of 1999 compared to $133 million in the first six months of the prior year. Operating margins were 4.2% in the first six months of 1999 compared to 4.8% in the prior year first six months. Included in the first six months of 1998 was the settlement on a Middle East construction project. Excluding this settlement in 1998, margins for 1999 of 4.2% are the same as the prior year's first six months.

         Dresser Equipment Group operating income for the first six months of 1999 was $107 million, a decrease of 8% from the prior year's first six months of $116 million. Cost reduction initiatives allowed us to maintain operating margins at about 8.4% in the first six months of both 1999 and 1998 in spite of lower sales volumes in 1999.
         Special charge credits are the result of a change in estimate to the 1998 merger special charges for the acquisition of Dresser and industry
downturns.   We  have  been  monitoring  the  actual  costs  incurred  and  have re-examined our estimates of future costs. In the second quarter of 1999, we concluded that these costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the $980 million that was originally recorded.
         General corporate expenses were lower by $5 million from the prior year's first six months. The reduction of expense is the result of combining two corporate offices into one office.

NONOPERATING ITEMS
         Interest expense increased to $70 million in the first six months of 1999 compared to $61 million in the first six months of the prior year due primarily to increased short-term borrowings and additional long-term borrowings under our medium-term note program. The increased borrowings were used to fund working capital requirements and special charge costs, including, severance and property exit costs.
         Interest  income  in the  first six  months  of 1999  increased  to $38 million from $14 million in the first six months of 1998. The increase in interest income was due primarily to imputed interest income on the note receivable from the sale of our interest in M-I L.L.C. and interest earned on settlement of income tax issues in the U.S. and U.K.
         Other nonoperating, net in the first six months of 1999 includes a $26 million charge for the write-off of our net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico. See Note 11 to the condensed consolidated financial statements for additional information on Bufete.
         The effective income tax rate excluding special charge credits was about 39.5% for the first six months of 1999 compared to 37.6% for the first six months of 1998. The rate for the first six months was adversely affected by foreign income taxes and is expected to range between 38% and 40% for the year of 1999, excluding the special charge credits.
         Cumulative effect of change in accounting method of $19 million after tax or 4 cents per diluted share reflects our adoption of Statement of Position 98-5. Estimated annual expense for 1999 under Statement of Position 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment. See Note 10 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the second quarter of 1999 with cash and equivalents of $336 million, an increase of $133 million from the end of 1998. Beginning in 1998 we changed Dresser's fiscal year-end to Halliburton's calendar year-end. Dresser's cash flows in 1998 are measured from December 31, 1997, rather than from the October 31, 1997 balances as reported on the consolidated balance sheets in our 1998 Annual Report.
         Operating activities. Cash flows from operating activities used $7 million in the first six months of 1999, as compared to $144 million provided by operating activities in the first six months of 1998. Working capital items, which consists of receivables, inventories, accounts payable and other working capital, net, used $201 million in the current year compared to $507 million in the prior year period. In 1999 working capital requirements were lower than the prior year due to lower levels of business activity. Other, net, which includes noncurrent assets and liabilities, used $161 million of operating cash in the first six months of 1999. Included in these changes to working capital and other, net, are cash outflows for special charges for personnel reductions, facility closures and integration costs which required approximately $168 million of cash in the first six months of the current year.
         Investing activities. Capital expenditures were $267 million for the first six months of 1999, a decrease of 43% from the same period of the prior year. The decrease in capital spending primarily reflects the current operating environment. Capital spending was mostly for equipment and infrastructure for the Energy Services Group. We also continued our planned investments in our enterprise-wide information system. Cash flows from investing activities includes $254 million of the $265 million receivable from the sale of our 36% interest in M-I L.L.C. that was collected in the second quarter of 1999. Imputed interest on this receivable of $11 million is included in operating cash flows.
         Financing activities. Cash flows from financing activities were $31 million in the first six months of 1999 compared to $244 million in the first six months of 1998. We borrowed $119 million, net of repayments, in short-term funds consisting of commercial paper and bank loans in the first six months of 1999. In the same period of 1998, we borrowed $370 million in short-term funds, net of repayments, consisting of commercial paper and bank loans. Proceeds from exercises of stock options provided cash flows of $33 million in the first six months of 1999 compared to $40 million in the same period of the prior year.
         We believe we have sufficient borrowing capacity to fund our cash needs. As of June 1999, we have committed short-term lines of credit totaling $650 million available and unused, an increase of $100 million from the prior quarter. We also have other short-term lines totaling $315 million. There were no borrowings outstanding under any of these facilities. Our combined short-term notes payable and long-term debt was 33.4% of total capitalization at June 30, 1999 compared to 32.4% at December 31, 1998.

FINANCIAL INSTRUMENT MARKET RISK
         We are exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, we selectively hedged our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments include the following types of market risk:
         o  volatility of the currency rates,
         o  tenor or time horizon of the derivative instruments,
         o  market cycles, and
         o  the type of derivative instruments used.
We do not use derivative instruments for trading purposes.
         We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at June 30, 1999. The resulting value at risk of $2 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Our interest rate exposures at June 30, 1999 were not materially changed from December 31, 1998.

RESTRUCTURING ACTIVITIES
         During the third and fourth quarters of 1998 we incurred special charges totaling $980 million related to the Dresser merger and industry downturn. The charges included amounts for asset, personnel, facility, merger transaction and other related charges. The 1998 special charges include actions necessary to more efficiently meet the needs of our customers, to eliminate duplicate capabilities and excess capacity and to position us for the future. These actions were also taken to integrate our operations into three business segments, supported by a shared services organization across the entire company.
         All business segments, shared services and corporate offices have been impacted since the Dresser merger by the restructuring activities, including:
         o  integration of two corporate offices,
         o integration of operational and shared services officers and management teams,
         o personnel reductions necessary to match the new business structure and industry environment,
         o  integration of businesses and product service lines, including:
            -  Halliburton Energy Services' drilling operations into Sperry-Sun,
            - Dresser Oil Tools into Halliburton Energy Services completion products,
            - SubSea, Rockwater and Wellstream within Brown & Root Energy Services, and
            - M.W. Kellogg and Brown & Root Engineering and Construction into Kellogg Brown & Root,
         o  integration  of  facilities  across  business  units  and the entire company,
         o  impairments or write-offs of intangible assets and software,
         o impairments or write-offs of excess or duplicate machinery, equipment, and inventory, and
         o  integration of shared service support functions.
         We believe the management and employees have remained focused on the needs of our customers during this transitional period, although transitional demands have required considerable amounts of time, energy and resources. At the time of the merger, our senior management was named. Operational and shared service managers were named quickly thereafter. By the end of the second quarter of 1999, merger integration activities were substantially complete.

         We expect most restructuring activities accrued for in the 1998 special charges to be completed and expended by the end of 1999. The exceptions are reserves for losses on the disposal of facilities held for sale and any actions, which may require negotiations with outside parties extending past the end of the year. Through June 30, 1999, we used $278 million in cash for items associated with the 1998 special charges. We estimate that the unutilized special charge reserve balance at June 30, 1999 will result in future cash outlays of approximately $130 million over the remainder of 1999 and possibly into 2000.
         During the second quarter of 1999, we concluded that the total estimated costs of items included in the special charges, particularly severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the 1998 special charges.
         We have in process a program to exit approximately 500 service, administrative and manufacturing facilities, including approximately 400 accrued for in the 1998 special charges. Most of these properties are within the Energy Services Group.
         Since July 1998, approximately 16,200 employees, consultants and contract personnel have left Halliburton, while approximately 4,100 new personnel have been hired, resulting in net total personnel reductions of approximately 12,100 through June 30, 1999. A majority of the new personnel were related to projects, the largest being expansion of the contract to support U.S. military peacekeeping activities in the Balkans. Approximately 8,800 of the total personnel reductions through the second quarter of 1999 are associated with the special charge.
         We feel the benefits of the Dresser merger and restructuring activities are evidenced by our ability to profitably operate in spite of oil and gas industry conditions that have existed since the second half of 1998. As a result of the initiatives discussed above, we feel we will ultimately reduce our costs by an estimated $500 million on an annual basis. We are accomplishing these reductions primarily through reduced personnel and facility requirements, enhanced technologies and the efficiencies of common shared services, for example, procurement, treasury, legal, tax, and accounting.
         See Note 9 to the condensed consolidated financial statements for information on accrued special charges incurred in 1998.

OTHER MERGER RELATED ACTIVITIES
         We expect to incur total merger related incremental costs of approximately $125 million that do not qualify as special charges. These expenses include $24 million incurred in the fourth quarter of 1998 and approximately $42 million incurred during the first six months of 1999. These costs include:
         o  additional reductions in personnel;
         o  additional disposal of properties;
         o relocating personnel, inventory and equipment as part of facility consolidation efforts;
         o implementing a company-wide common information technology infrastructure;
         o  merging engineering work practices;
         o  harmonizing employee benefit programs; and
         o developing common policies and procedures to provide best practices. During the second quarter of 1999, both Halliburton Energy Services and
Landmark made additional reductions in personnel outside the 1998 special charge plan.

YEAR 2000 ISSUES
         The Year 2000 or Y2K issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. The Year 2000 issue is a problem for most companies due to the pervasive use of computer systems. Failures by our software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of our business which could have a material adverse impact on the results of our operations.
         Failure to address Year 2000 issues could result in business disruption that could materially affect our operations. In an effort to minimize potential business interruptions we continue to develop and refine our Year 2000 contingency plans. Halliburton's Year 2000 program is designed to:
         o  prevent or minimize the occurrence of Year 2000 problems, and
         o limit Halliburton's exposure to potential third party legal actions to the extent reasonably possible.
         Our Year 2000 program. In response to the Year 2000 issue we have implemented an enterprise-wide Year 2000 program. The program was expanded after the merger to include Dresser, which had a similar program. The program is designed to identify, assess and address significant Year 2000 issues in our key business operations, including among other things:
         o  products;
         o  services;
         o  suppliers;
         o  business applications;
         o  engineering applications;
         o  information technology systems;
         o non-information technology systems including systems embedded in delivery tools and devices and in equipment that controls or monitors other systems;
         o  facilities;
         o  infrastructure; and
         o  joint venture projects.
         Systems. We operate in over 120 countries worldwide, and in over 1,000 locations including offices, manufacturing facilities, warehouses and field camps. We maintain a Year 2000 database of over 15,000 individual information technology and non-information technology systems. Non-information technology items tracked in the database include systems embedded in tools and devices used to deliver our services, and in equipment that controls or monitors other systems. We believe that approximately 90 out of the more than 15,000 systems in our database are significant based upon discussions with managers and our wide use of the systems. These significant systems are all being addressed through our Year 2000 program.
         Year 2000 progress. For the purposes of this report we have divided our Year 2000 progress into four phases. The assessment phase includes inventory and identification of all of our systems and the assessment of the criticality of each system. The remediation phase includes strategy, planning, and execution for remediating, upgrading or replacing all of our systems that are not Year 2000 ready. The testing phase includes both unit testing and system testing where applicable. The deployment and certification phase includes delivery of systems to our locations and certification of the readiness of the systems as deployed in each location.
         As of  June  30,  1999 we have  completed  approximately:
         o  99% of the assessment phase;
         o  92% of the remediation phase;
         o  88% of the testing phase; and
         o  71% of the deployment and certification phase.
         As of June 30, 1999 we assess our overall completion of Year 2000 related tasks at approximately 84%.
         The assessment phase was substantially complete on June 30, 1998. We estimate the dates of substantial completion of the remaining phases of our Year 2000 program as follows:
         o  Remediation phase                        September 30, 1999
         o  Testing phase                            October 31, 1999
         o  Deployment and certification phase       November 30, 1999
         Year 2000 issue budget and costs. Our Year 2000 program does not depend upon the allocation of Year 2000 budget funds that could limit necessary spending. Instead, our management is required to spend the funds necessary to achieve Year 2000 readiness. We expect to spend between 10% and 15% of our annual information technology budget on Year 2000 remediation and deployment costs.
         All Year 2000 expenditures are funded from operations and expensed in the year incurred.
         As of June 30, 1999, approximately $35 million has been spent on our Year 2000 program. That amount does not include costs (1) associated with initiatives that are independent of Year 2000 issues, or (2) associated with our global implementation of an enterprise-wide business information system which will replace many of our key finance, administrative, and marketing software systems during 1999 and 2000. Also not included are any costs associated with our replacement and standardization of desktop computing equipment and information technology infrastructure.
         We do not maintain precise breakdowns of costs for remediation of software and remediation of non-information technology systems. Of the approximately $35 million, pre-tax, spent through June 30, 1999, we estimate the cost of remediation of software and non-information technology systems as follows:
         o  remediation of software systems               $25 million

         o  remediation of non-software information       $ 6 million
            technology items
         o  remediation of non-information                $ 4 million
            technology  systems
         We estimate that by January 1, 2000 we will have spent approximately $48 million on Year 2000 issues.
         Third party liability. After reviewing our third party liability exposure related to Year 2000 issues, including:
         o  an overall assessment of our Year 2000 program performance to date,
         o the nature and duration of the warranties and other limitations on liability traditionally offered, excluded and received by Halliburton's business units, and
         o Year 2000 standards adopted by Halliburton's business units for new contracts, we believe that our Year 2000 liability to third parties will not be material to our business, results of operations or financial condition.
         International exposure. Our potential Year 2000 exposure in international operations is being addressed in two primary ways:
         o  our international  locations are  being  specifically  evaluated for
            Year 2000 readiness as part of our overall Year 2000 program; and
         o  through our  continuing process  of business  continuity planning by location, we are specifically addressing the higher risks associated with infrastructure providers in less developed countries.
         Our goal is to prevent any material failure of internal systems or, to the extent commercially reasonable, of third parties' systems through preemptive measures. Many of the goods and services that we provide are delivered at remote locations not directly tied to basic local infrastructure. We believe that our business continuity planning process will allow us to provide our customers at remote locations with goods and services without material adverse impact on our results of operations.
         Suppliers. We utilize more than 20,000 suppliers worldwide. To date, we have mailed Year 2000 readiness questionnaires to approximately 8,000 suppliers. We will continue to mail questionnaires through the third and fourth quarters of 1999.
         As of June 30, 1999 the overall rate of response to worldwide supplier inquiries is approximately 35%. Most suppliers respond with a standard response providing some insight into the nature of the supplier's Year 2000 efforts but providing no assurances of readiness.
         We have identified approximately 600 significant suppliers as being suppliers that meet one or more of the following criteria:
         o  the supplier  represents over $1 million annually in sales volume to us,
         o the supplier is the source of a commodity or product deemed essential, or
         o  the supplier is deemed critical to our operations.
         Questionnaires regarding Year 2000 readiness have been or will be sent to each significant supplier. To date approximately 75% of our significant suppliers have responded to our questionnaire. Follow-up attempts are made to solicit responses from every significant supplier. Approximately 450 of the 600 significant suppliers have been requested to participate in our Year 2000 supplier meetings. Significant suppliers that participate in our Year 2000 meetings are required to meet with our personnel and to present details of their world wide Year 2000 readiness effort. Our personnel who are qualified to evaluate the quality and appropriateness of significant suppliers' Year 2000 efforts attend each meeting. Through June 30, 1999, approximately 230 significant suppliers have attended our Year 2000 meetings.
         Approximately 20 of our most critical suppliers have been visited by our personnel. Those visits include audits related to the supplier's progress toward Year 2000 readiness. We expect to conduct additional audits in the remainder of the year.
         For any supplier who we feel has a high risk of not being Year 2000 ready, our businesses are required to take appropriate action and to include risk mitigation steps in their business continuity plans. Our actions may include the selection of alternate suppliers or the stockpiling of products or commodities supplied by high risk suppliers.
         Customers. We have more than 7,000 customers in over 120 countries. No customer outside of our top twenty customers represents more than 1% of our annual revenue. In 1998 none of our customers exceeded 7% of our annual revenue. Accordingly, we believe that our top twenty customers are our significant customers.
         Approximately half of our top twenty customers are major oil companies with operations in numerous countries. The other half is made up primarily of large national oil companies, governments and a large international chemical company. Through a combination of face-to-face meetings and review of available public and web site information, we have not identified any top twenty customer whose Year 2000 readiness, based upon public disclosures or disclosures made to our personnel, appears to be in substantial jeopardy. However, we have not been able to obtain as much information from governmental customers and national oil companies as we have from other customers. We have not identified any top twenty customer that is expected to suffer Year 2000 disruptions that would have a material impact on our business, results of operations or financial condition.
         Worst case scenario for Year 2000 issues. With operations in over 120 countries, we recognize that some Year 2000 risk is inherent in operating in less developed countries. Based on our reviews and experience we believe our most reasonably likely worst case Year 2000 scenario to be failure of basic local infrastructure providers in less developed areas of the world. We do not believe that Year 2000 readiness of infrastructure providers, including electricity, gas, water, and communications, in some less developed parts of the world can be determined with any precision. We believe increased risk to be most likely in less developed areas of Africa, Asia, and Latin America where, without regard to Year 2000 issues, periodic infrastructure failures are relatively common. No one country has been identified as being particularly likely to suffer increased Year 2000 risk.
         Our management believes that Halliburton's overall Year 2000 risk is reduced by our widely dispersed operations since an infrastructure failure in one country is not likely to directly impact another country. It is possible that some of our significant suppliers might not be able to meet their supply obligations to us in the face of widespread failures of infrastructure providers in less developed countries. Our results of operations could be materially harmed in the event of widespread or cascading infrastructure failures.
         Business continuity planning. We are preparing to handle our most reasonably likely worst-case scenario, and lesser disruptions, as well as any failure within the Company, through business continuity plans. These plans are designed to provide for development of plans and actions prior to the end of the year to provide for the continuity of operations, without material disruptions. Business continuity plans have been or are being prepared by each physical location worldwide. Our business continuity planning process is expected to be a continuing process through the end of the year.
         Our business continuity planning process includes the possibility that significant suppliers may not be able to meet supply obligations to us. Alternative sources of supply have been or are being identified. In addition, the option of maintaining larger-than-usual inventories of supplies in late 1999 and being correspondingly less dependent on January 2000 deliveries is being considered where appropriate as part of our business continuity planning process.
         Forward-looking statements relating to the Year 2000. Our discussion related to the Year 2000 issue includes a number of forward-looking statements that are based on our best assumptions and estimates as of today. Assumptions and estimates, which are not necessarily all of the assumptions and estimates, include our statements concerning:
         o estimated timetables for completing the phases of our Year 2000 project;
         o estimates of the percentages of work that remains to be performed in each phase;
         o  estimates of costs for work that remains to be performed;
         o  assessments as to which systems are significant;
         o  identification of potential failures related to Year 2000 issues;
         o  assessments of the risk of our relationships with third parties; and
         o  implementation  of  our  business  continuity  plans.
         Year 2000 risk factors. The work that we are doing under our Year 2000 program is focused on risk identification and mitigation, most likely worst case analyses, and business continuity plans involving significant systems and relationships with third parties. There are, however, an almost infinite number of additional risks which are simply not assessable and for which contingency plans cannot be established. There are risks of failure, for Year 2000 reasons, of one or more systems or third party relationships which we do not judge to be individually significant. These failures could cause a cascade of other failures, which could have a material impact on our results of operation. Actual results of our Year 2000 effort could differ materially from the estimates expressed in our forward-looking statements, due to a number of factors. Factors, which are not necessarily all of the factors that could cause different results, include:
         o our failure to accurately judge which of our systems and relationships are significant;
         o our ability to obtain and retain staff and third party assistance required to complete work that remains to be performed;
         o our ability to complete the work that remains to be performed within the timetables that we established;
         o our ability to locate and correct or replace computer code and systems embedded in equipment that controls or monitors our operating assets;
         o our inability or failure to identify significant Year 2000 issues not now contemplated or understood; and
         o the failure, including infrastructure failures, of third parties to achieve Year 2000 readiness.

ENVIRONMENTAL MATTERS
         Some of our subsidiaries are involved as potentially responsible parties in remedial activities to clean up several "Superfund" sites under federal law. Federal law imposes joint and several liability, if the harm is indivisible, without regard to fault, the legality of the original disposal or ownership of the site. It is very difficult to estimate a value for the potential impact of compliance with environmental protection laws. However, our management believes that any liability of our subsidiaries for all but one site will not have a material adverse effect on our results of operations. See Note 6 to the condensed consolidated financial statements for additional information on the one site.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. In June 1999, the FASB deferred the effective date of Standard No. 133 for one year. Standard No. 133 is now effective for Halliburton beginning January 1, 2001. We are currently evaluating Standard No. 133 to identify implementation and compliance methods and have not yet determined the effect, if any, on its results of operations or financial position.

PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 18, 1999, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year and (2) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 1999. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

     (1)      Election of Directors:

              Name of Nominee                  Votes For             Votes Withheld

              Anne L. Armstrong                381,186,509           1,673,529
              William E. Bradford              381,280,592           1,579,446
              Richard B. Cheney                381,358,018           1,502,020
              Lord Clitheroe                   381,269,315           1,590,723
              Robert L. Crandall               381,186,444           1,673,594
              Charles J. DiBona                381,227,294           1,632,744
              Lawrence S. Eagleburger          377,167,172           5,692,866
              W. R. Howell                     381,088,385           1,771,653
              Ray L. Hunt                      381,112,533           1,747,505
              Delano E. Lewis                  381,229,169           1,630,869
              J. Landis Martin                 381,156,784           1,703,254
              Jay A. Precourt                  381,426,046           1,433,992
              C. J. Silas                      381,294,377           1,565,661
              Richard J. Stegemeier            381,187,387           1,672,651

     (2) Proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 1999:

              Number of Votes For                382,004,973
              Number of Votes Against                455,186
              Number of Votes Abstaining             399,879
              Number of Broker Non-Votes                   0

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

*     10     Halliburton Company Elective Deferral Plan as amended and  restated
             effective June 1, 1999.

*     27      Financial data schedule for the six months ended June 30, 1999.

      *       Filed with this Form 10-Q

      (b)     Reports on Form 8-K

     During the second quarter of 1999:

                        Date of
     Date               Earliest
     Filed              Event              Description of Event
     -------------------------------------------------------------------------------------------------------------------
     April 6, 1999      March 29, 1999     Item 5. Other Events for a press release announcing that Halliburton has sold its logging-while-drilling and related measurement-while-drilling business to W-H Energy Services, Inc.

     April 21, 1999     April 13, 1999     Item 5. Other Events for a press release announcing substantial completion of major workforce reductions.

     April 28, 1999     April 21, 1999     Item 5. Other Events for a press release announcing Brown & Root Services provides logistics services to support U.S. forces in Albania.

     April 28, 1999     April 26, 1999     Item 5. Other Events for a press release announcing 1999 first quarter earnings.

     May 20, 1999       May 18, 1999       Item 5. Other Events for a press release announcing the 1999 shareholders'
                                           meeting and declaration of the second quarter dividend.

     June 9, 1999       May 24, 1999       Item 5. Other Events for a press release announcing that Brown & Root
                                           Services has been awarded a contract by the U.S. Department of State to perform security improvements at U.S. embassies and consulates.

     June 9, 1999       June 4, 1999       Item 5. Other Events for a press release announcing the filing of Form S-4 with the SEC to acquire all of the ordinary shares of PES (International)
                                           Limited common stock.

     June 29, 1999      June 16, 1999      Item 5. Other Events for a press release announcing Brown & Root Services has been selected as the sole preferred bidder to negotiate a U.S. $782.4 million contract to design, build, finance and operate a railway linking
                                           Alice Springs in central Australia to the northern port city of Darwin.

     During the third quarter of 1999 to date:

     July 19, 1999      July 15, 1999      Item 5. Other Events for a press release announcing declaration of the third quarter dividend.

     July 26, 1999      July 22, 1999      Item 5. Other Events for a press release announcing 1999 second quarter earnings.

     Aug 13, 1999       Aug 12, 1999       Item 5. Other Events for a press release announcing the receipt of offers from Ingersoll-Rand Company to sell all interests in two joint ventures,
                                           Dresser-Rand and Ingersoll-Dresser Pump.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                                  HALLIBURTON COMPANY





Date   August 13, 1999                 By:  /s/      Gary V. Morris
    ----------------------                ------------------------------------
                                                     Gary V. Morris
                                               Executive Vice President and
                                                 Chief Financial Officer




                                            /s/  R. Charles Muchmore, Jr.
                                          ------------------------------------
                                                 R. Charles Muchmore, Jr.
                                              Vice President and Controller
                                              (Principal Accounting Officer)


                                INDEX TO EXHIBITS


Exhibit   Description
----------------------------------------------------------------------------
10        Halliburton Company Elective Deferral Plan as amended and restated
          effective June 1, 1999

27        Financial data schedule for the six months ended June 30, 1999