Form 10-Q
period 1999-09-30
HALLIBURTON CO
filed 1999-11-15
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

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

 Common stock, par value $2.50 per share:
Outstanding at October 24, 1999 - 441,754,000


                                               HALLIBURTON COMPANY

                                                      Index


                                                                                                         Page No.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Quarterly Condensed Consolidated Financial Statements
             o  Statements of Income for the three months and nine months ended September 30, 1999
                and 1998                                                                                      2
             o  Balance Sheets at September 30, 1999 and December 31, 1998                                    3
             o  Statements of Cash Flows for the nine months ended September 30, 1999 and 1998                4
             o  Notes to Financial Statements
                  1.  Management representations                                                              5
                  2.  Business segment information                                                            5
                  3.  Acquisitions and dispositions                                                           6
                  4.  Inventories                                                                             7
                  5.  Dresser financial information                                                           7
                  6.  Commitments and contingencies                                                           8
                  7.  Income per share                                                                        9
                  8.  Comprehensive income                                                                    9
                  9.  Special charges                                                                        10
                 10.  Change in accounting method                                                            11
                 11.  Investment in Bufete                                                                   11
                 12.  Sale of joint ventures                                                                 11

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations           12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                      19

PART II.     OTHER INFORMATION

Item 6.      Listing of Exhibits and Reports on Form 8-K                                                     25

Signatures                                                                                                   27

Exhibits:    Financial data schedule for the nine months ended September 30, 1999 (included only in the copy of this report filed electronically with the Commission)


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)

                                                                  Three Months                        Nine Months
                                                               Ended September 30                 Ended September 30
                                                          -----------------------------------------------------------------
                                                              1999             1998              1999             1998
---------------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                  $    2,621       $     2,938       $    8,186       $     9,204
Sales                                                            893             1,232            2,850             3,693
Equity in earnings of unconsolidated affiliates                   19                54               91               167
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                       $    3,533       $     4,224       $   11,127       $    13,064
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                          $    2,493       $     2,831       $    7,842       $     8,430
Cost of sales                                                    790             1,008            2,497             3,127
General and administrative                                       136               110              373               435
Special charges and credits                                        -               852              (47)              852
---------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                         3,419             4,801           10,665            12,844
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          114              (577)             462               220
Interest expense                                                 (38)              (35)            (108)              (96)
Interest income                                                   32                 7               70                21
Foreign currency gains (losses), net                              (4)               (8)              (1)              (10)
Other nonoperating, net                                           (1)                4              (25)                3
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes, minority interest and
   change in accounting method                                   103              (609)             398               138
(Provision) benefit for income taxes                             (40)               97             (153)             (184)
Minority interest in net income of subsidiaries                   (5)              (15)             (23)              (35)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before accounting change                            58              (527)             222               (81)
Cumulative effect of change in accounting method, net              -                 -              (19)                -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $       58       $      (527)      $      203       $       (81)
---------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share:
  Before change in accounting method                      $    0.13        $    (1.20)       $    0.50        $    (0.18)
  Change in accounting method                                     -                 -            (0.04)                -
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                       $    0.13        $    (1.20)       $    0.46        $    (0.18)
---------------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share:
  Before change in accounting method                      $    0.13        $    (1.20)       $    0.50        $    (0.18)
  Change in accounting method                                     -                 -            (0.04)                -
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                       $    0.13        $    (1.20)       $    0.46        $    (0.18)
---------------------------------------------------------------------------------------------------------------------------

Cash dividends per share    *                             $   0.125        $    0.125        $    0.375       $     0.375
---------------------------------------------------------------------------------------------------------------------------
Basic average common shares outstanding                         441               439               440               439
Diluted average common shares outstanding                       445               439               443               439

* The 1998 cash dividends per share represent amounts paid by Halliburton Company prior to the merger with Dresser Industries, Inc.
See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                                    September 30           December 31
                                                                                  ---------------------------------------
                                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------------
                                      Assets
Current assets:
Cash and equivalents                                                                 $    295                $    203
Receivables:
  Notes and accounts receivable                                                         3,098                   3,345
  Unbilled work on uncompleted contracts                                                  608                     515
-------------------------------------------------------------------------------------------------------------------------
    Total receivables                                                                   3,706                   3,860
Inventories                                                                             1,251                   1,285
Deferred income taxes, current                                                            299                     432
Other current assets                                                                      210                     286
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 5,761                   6,066
Property, plant and equipment:
   Less accumulated depreciation of $4,047 and $3,929                                   2,818                   2,896
Equity in and advances to related companies                                               520                     587
Excess of cost over net assets acquired                                                   778                     765
Deferred income taxes, noncurrent                                                         366                     337
Other assets                                                                              342                     415
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                      $ 10,585                $ 11,066
-------------------------------------------------------------------------------------------------------------------------

                      Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                             $    942                $    515
Current maturities of long-term debt                                                      308                      59
Accounts payable                                                                        1,039                   1,009
Accrued employee compensation and benefits                                                280                     402
Advance billings on uncompleted contracts                                                 263                     513
Income taxes payable                                                                      110                     246
Accrued special charges                                                                    93                     359
Other current liabilities                                                                 687                     834
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            3,722                   3,937
Long-term debt                                                                          1,059                   1,370
Employee compensation and benefits                                                        995                   1,007
Other liabilities                                                                         548                     521
Minority interest in consolidated subsidiaries                                            139                     170
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     6,463                   7,005
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share -
    Authorized 600 shares, issued 447 and 446 shares                                    1,119                   1,115
  Paid-in capital in excess of par value                                                   59                       8
  Deferred compensation                                                                   (50)                    (51)
  Accumulated other comprehensive income                                                 (182)                   (149)
  Retained earnings                                                                     3,273                   3,236
-------------------------------------------------------------------------------------------------------------------------
                                                                                        4,219                   4,159
  Less 6 shares of treasury stock, at cost in both periods                                 97                      98
-------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                            4,122                   4,061
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                         $ 10,585                $ 11,066
-------------------------------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                                                 Nine Months
                                                                                             Ended September 30
                                                                                       --------------------------------
                                                                                           1999               1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                    $     203          $     (81)
    Adjustments to reconcile net income to net cash from operations:
        Depreciation, depletion and amortization                                             447                442
        Provision (benefit) for deferred income taxes                                        104               (202)
        Change in accounting methods                                                          19                  -
        Distributions from (advances to) related companies, net of
           equity in (earnings) losses                                                        (6)               (76)
        Change in accrued special charges                                                   (266)               383
        Other non-cash items                                                                  59                582
        Other changes, net of non-cash items:
           Receivables and unbilled work                                                     (53)              (381)
           Inventories                                                                        54               (125)
           Accounts payable                                                                  (45)                12
           Other working capital, net                                                       (506)              (247)
           Other, net                                                                       (126)                 7
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from operating activities                                                (116)               314
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                      (433)              (687)
  Sales of property, plant and equipment                                                     116                 61
  Dispositions (acquisitions) of businesses                                                  278                (32)
  Other investing activities                                                                   4                 (3)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from investing activities                                                 (35)              (661)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on long-term borrowings                                                           (69)               (12)
  Net borrowings of short-term debt                                                          436                427
  Payments of dividends to shareholders                                                     (166)              (199)
  Proceeds from exercises of stock options                                                    44                 45
  Payments to re-acquire common stock                                                         (4)               (19)
  Other financing activities                                                                  (7)                (6)
-----------------------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities                                                 234                236
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        9                 (6)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                   92               (117)
Cash and equivalents at beginning of period                                                  203                346
-----------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                  $     295          $     229
-----------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure  of cash flow  information:  Cash  payments  during the period for:
  Interest                                                                             $     114          $     110
  Income taxes                                                                         $     185          $     396

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles our management must make estimates and assumptions that affect:
         o    the reported amounts of assets and liabilities,
         o the disclosure of contingent assets and liabilities at the date of the financial statements, and
         o the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 1998 Annual Report on Form 10-K.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of September 30, 1999, and the results of our operations for the three and nine months ended September 30, 1999 and 1998 and our cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 1999 and 1998 may not be indicative of results for the full year.
         Prior year amounts have been reclassified to conform to the current year presentation. We have revised our presentation of the amounts recorded in our 1998 special charge. Inventory related special charges of $93 million are now presented in cost of services or cost of sales in our condensed consolidated income statements for the three and nine months ended September 30, 1998. We have also reclassified amounts related to inventories, property plant and equipment, excess of cost over assets acquired, and other assets from accrued special charges in our 1999 and 1998 condensed consolidated balance sheets. See
Note 9.

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

                                                              Three Months                       Nine Months
                                                           Ended September 30                 Ended September 30
                                                    --------------------------------------------------------------------
  Millions of dollars                                    1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------
  Revenues:
    Energy Services Group                           $    1,700        $    2,163       $    5,134        $    6,829
    Engineering and Construction Group                   1,273             1,380            4,153             4,165
    Dresser Equipment Group                                560               681            1,840             2,070
------------------------------------------------------------------------------------------------------------------------
      Total                                         $    3,533        $    4,224       $   11,127        $   13,064
------------------------------------------------------------------------------------------------------------------------

  Operating income (loss):
    Energy Services Group                           $       56        $      263       $      162        $      850
    Engineering and Construction Group                      41                54              163               187
    Dresser Equipment Group                                 33                71              140               187
    Special charges and credits                              -              (945)              47              (945)
    General corporate                                      (16)              (20)             (50)              (59)
------------------------------------------------------------------------------------------------------------------------
      Total                                         $      114        $     (577)      $      462        $      220
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

                                             Three Months             Nine Months
                                          Ended September 30      Ended September 30
                                         -----------------------------------------------
Millions of dollars                              1998                    1998
----------------------------------------------------------------------------------------
Revenues:
  Halliburton                              $     2,214            $     7,045
  Dresser                                        2,010                  6,019
----------------------------------------------------------------------------------------
    Combined                               $     4,224            $    13,064
----------------------------------------------------------------------------------------

Net income (loss):
  Halliburton                              $       105            $       359
  Dresser                                           90                    282
  1998 special charges, net of tax                (722)                  (722)
----------------------------------------------------------------------------------------
    Combined                               $      (527)           $       (81)
----------------------------------------------------------------------------------------

         In connection with the Dresser merger, we sold our worldwide logging-while-drilling business and related measurement-while-drilling business in March 1999. The sale was in compliance with a consent decree with the United States Department of Justice. The financial impact of the sale was reflected in the third quarter 1998 special charge. This business was previously a part of the Energy Services Group.
         We sold our 36% interest in M-I L.L.C. in August, 1998. This sale completed our commitment to the U.S. Department of Justice to sell our interest in M-I in connection with the merger with Dresser. The sales price of $265 million was paid to us with a non-interest bearing promissory note which was due and collected in April, 1999. M-I was previously a part of the Energy Services Group and was accounted for using the equity method.

         On October 4, 1999, we announced that Dresser will sell its joint venture interests in Ingersoll Dresser Pump (49% owned) and Dresser-Rand (51% owned) to Ingersoll-Rand Company. The sales are expected to close on December 30, 1999. See Note 12.

Note 4.  Inventories

                                            September 30          December 31
                                          ---------------------------------------
  Millions of dollars                           1999                  1998
---------------------------------------------------------------------------------
  Finished products and parts             $        646          $       621
  Raw materials and supplies                       278                  250
  Work in process                                  487                  562
  Progress payments                               (160)                (148)
---------------------------------------------------------------------------------
     Total                                $      1,251          $     1,285
---------------------------------------------------------------------------------

         The cost of U.S. manufacturing and U.S. field service inventories is determined using the last-in, first-out method. If the last-in, first-out method had not been used, the cost of total inventories would have been about $109 million higher than reported at September 30, 1999, and $111 million higher than reported at December 31, 1998.

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

  Dresser Industries, Inc.
  Financial Position                                September 30      December 31
                                                   ---------------------------------
  Millions of dollars                                   1999             1998
------------------------------------------------------------------------------------
  Current assets                                   $    5,484        $    2,417
  Noncurrent assets                                     7,179             2,614
------------------------------------------------------------------------------------
     Total                                         $   12,663        $    5,031
------------------------------------------------------------------------------------

  Current liabilities                              $    2,795        $    1,389
  Noncurrent liabilities                                1,956             1,544
  Minority interest                                       143               154
  Shareholders' equity                                  7,769             1,944
------------------------------------------------------------------------------------
     Total                                         $   12,663        $    5,031
------------------------------------------------------------------------------------

  Dresser Industries, Inc.                                  Three Months                       Nine Months
  Operating Results                                      Ended September 30                Ended September 30
                                                  -------------------------------------------------------------------
  Millions of dollars                                 1999               1998            1999              1998
---------------------------------------------------------------------------------------------------------------------
  Revenues                                        $    3,533         $    2,010      $   11,127        $    6,019
---------------------------------------------------------------------------------------------------------------------
  Operating income                                $      119         $      177      $      430        $      532
---------------------------------------------------------------------------------------------------------------------
  Income before taxes and minority interest       $       82         $      158      $      297        $      478
  Income taxes                                           (33)               (57)           (120)             (172)
  Minority interest                                       (5)               (11)            (23)              (24)
  Change in accounting method                              -                  -             (19)                -
---------------------------------------------------------------------------------------------------------------------
  Net income                                      $       44         $       90      $      135        $      282
---------------------------------------------------------------------------------------------------------------------

Note 6.  Commitments and Contingencies
         Asbestosis Litigation. Since 1976, Dresser has been involved in litigation with people who allege that they have sustained injuries and damage from the inhalation of asbestos fibers. The injuries and damages are alleged to arise from products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser. We also have asbestos claims which have arisen as a result of construction and renovation work performed by the Engineering and Construction Group segment.
         At September 30, 1999, approximately 92,600 claims are pending. Settlements, previously reported, covering approximately 8,000 claims, are carried as pending until releases are signed. During the first nine months of 1999, approximately 28,500 claims were filed and approximately 7,900 claims against us were settled or otherwise resolved. The settlements reached during the first nine months of 1999 were consistent with our historical experience. Based on our experience, we continue to believe that provisions recorded are adequate to cover the estimated loss from asbestosis litigation.
         We have entered into agreements with insurance carriers to cover portions of the expenses associated with asbestosis litigation arising from products manufactured by Dresser and its former divisions or subsidiaries. These agreements are governed by exposure dates, payment type or product involved. The covered amount varies by individual claim. We have filed lawsuits against several insurance carriers to recover additional amounts related to these claims. The Engineering and Construction Group segment is also involved in negotiations with carriers over coverage of its claims.
         The accrued liability for asbestos claims against us and the corresponding receivable from carriers are as follows:

                                            September 30          December 31
                                          ---------------------------------------
  Millions of dollars                           1999                  1998
---------------------------------------------------------------------------------
  Accrued liability                       $        44           $        48
  Receivables from insurance carriers             (31)                  (34)
---------------------------------------------------------------------------------
  Net asbestos liability                  $        13           $        14
---------------------------------------------------------------------------------

         Dispute with Global Industrial Technologies, Inc. An agreement was entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., with Dresser. Under the agreement, Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories Division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser's insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to date paid any uncovered portion of those asbestos claims with its own funds.
         Global now disputes that it assumed liability for any of these asbestos claims based on Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages.
         In order to resolve this dispute, Global invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Global has not claimed a specific amount of damages. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based on Dresser's negligence, the pre-1967 acts of Harbison-Walker, punitive damages, and for all similar future claims. The arbitration process has begun, and the parties have met with the arbitrator. Dates, however, have not been set. We believe that the assertions by Global are without merit and Dresser intends to vigorously defend against them.
         Separately Dresser learned that Global had threatened to sue Continental Insurance Company, one of Dresser's insurers, over insurance proceeds. Dresser filed a lawsuit in Texas state court on April 9, 1999 seeking an injunction to prevent Global from suing Continental. The Texas court granted a temporary injunction on April 29, 1999. Global appealed the temporary injunction on September 21, 1999, and we are awaiting a decision. A trial date of December 6, 1999 has been set to hear arguments regarding a permanent injunction.
         Environmental. Some of our subsidiaries are involved as potentially responsible parties in remedial activities to clean up various "Superfund" sites under federal law. Federal law imposes joint and several liability, if the harm is indivisible, without regard to fault, the legality of the original disposal, or ownership of the site. Although it is very difficult to quantify the potential impact of compliance with environmental protection laws, our management believes that any liability of our subsidiaries for all but one site will not have a material adverse effect on the results of operations. The Environmental Protection Agency has named our subsidiary Kellogg Brown & Root, Inc. as a potentially responsible party for the Jasper County Superfund Site. Sufficient information regarding this site has not been developed to permit our management to make a liability determination. Management believes the process of determining the nature and extent of remediation at the Jasper County Superfund Site and the total costs will be lengthy. In addition to the Superfund issues, the State of Missouri has indicated that it may claim natural resource damage against the potentially responsible parties at the Jasper County Superfund Site. We cannot determine the extent of Kellogg Brown & Root's liability, if any, for remediation costs or natural resource damages on any reasonably practicable basis.
         The accrued liabilities for environmental contingencies were $31 million at September 30, 1999, and $29 million at December 31, 1998.
         Other. We, along with our subsidiaries, are parties to various other legal proceedings. We believe any liabilities we may owe will not be material to our consolidated financial position and results of operations.

Note 7.  Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Options to purchase 2.3 million shares of common stock which were outstanding during the nine months ended September 30, 1999 were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares.

                                                            Three Months                       Nine Months
Millions of dollars and shares                           Ended September 30                Ended September 30
except per share data
                                                  -------------------------------------------------------------------
                                                      1999               1998            1999              1998
---------------------------------------------------------------------------------------------------------------------
Income (loss) before accounting change            $      58          $     (527)     $     222         $      (81)
---------------------------------------------------------------------------------------------------------------------
Basic weighted average shares                           441                 439            440                439
Effect of common stock equivalents                        4                   -              3                  -
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                         445                 439            443                439
---------------------------------------------------------------------------------------------------------------------

Income (loss) per common share before change in accounting method:
   Basic                                          $     0.13         $     (1.20)    $     0.50        $     (0.18)
---------------------------------------------------------------------------------------------------------------------
   Diluted                                        $     0.13         $     (1.20)    $     0.50        $     (0.18)
---------------------------------------------------------------------------------------------------------------------

Note 8. Comprehensive Income

                                                           Three Months                     Nine Months
                                                        Ended September 30               Ended September 30
                                                   ---------------------------------------------------------------
  Millions of dollars                                 1999            1998             1999              1998
------------------------------------------------------------------------------------------------------------------
    Net income (loss)                              $     58       $    (527)       $    203          $     (81)
    Cumulative translation adjustment, net of tax        13              16             (26)                 -
    Minimum pension liability adjustment                  -               -              (7)                 -
------------------------------------------------------------------------------------------------------------------
  Total comprehensive income (loss)                $     71       $    (511)       $    170          $     (81)
------------------------------------------------------------------------------------------------------------------

         The cumulative translation adjustment of certain foreign entities and minimum pension liability adjustment are the only comprehensive income adjustments recorded.
         Accumulated other comprehensive income at September 30, 1999 and December 31, 1998 consisted of the following:


                                                              September 30      December 31
                                                             ----------------------------------
  Millions of dollars                                             1999              1998
-----------------------------------------------------------------------------------------------
  Cumulative translation adjustment                          $     (168)      $      (142)
  Minimum pension liability                                         (14)               (7)
-----------------------------------------------------------------------------------------------
  Total accumulated other comprehensive income               $     (182)      $      (149)
-----------------------------------------------------------------------------------------------

Note 9.  Special Charges
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million to provide for costs associated with the merger and industry downturn due to declining oil and gas prices. During the second quarter of 1999, we reversed $47 million of the 1998 charge based on the most recent assessment of total costs to be incurred to complete the actions covered in our special charges. These charges were reflected in the following captions of the condensed consolidated statements of income:

                                              Nine Months            Three Months            Twelve Months
                                          Ended September 30       Ended December 31       Ended December 31
                                         -----------------------------------------------------------------------
Millions of dollars                              1998                    1998                     1998
----------------------------------------------------------------------------------------------------------------
Cost of services                           $        68            $         -              $        68
Cost of sales                                       24                      -                       24
Special charges and credits                        852                     36                      888
----------------------------------------------------------------------------------------------------------------
Total                                      $       944            $        36              $       980
----------------------------------------------------------------------------------------------------------------

         The table below includes the components of the pretax special charge and the amounts utilized and adjusted through September 30, 1999.

                                            Asset                     Facility         Merger
                                           Related     Personnel    Consolidation   Transaction     Other
Millions of dollars                        Charges      Charges        Charges        Charges      Charges        Total
----------------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                     $    453     $    157      $      93        $     -       $   18      $    721
Engineering & Construction Group                 8           19              8              -            5            40
Dresser Equipment Group                         18            1              2              -            -            21
General corporate                               30           58             23             64           23           198
----------------------------------------------------------------------------------------------------------------------------
Total                                          509          235            126             64           46           980
Utilized in 1998                              (509)         (45)            (3)           (60)          (4)         (621)
----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                        -          190            123              4           42           359
Utilized in 1999                                 -         (141)           (61)            (3)         (14)         (219)
Adjustments to 1998 charges                      -          (30)           (16)            (1)           -           (47)
----------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1999                $      -     $     19      $      46        $     -       $   28      $     93
----------------------------------------------------------------------------------------------------------------------------

         Asset related charges have been reflected as direct reductions of the associated asset balances.
         The following summarizes reductions of employees, consultants and contract personnel related to the 1998 special charge through September 30, 1999:
         o    1998       4,400 including 3,800 within the Energy Services Group
         o    1999       4,900 including 3,900 within the Energy Services Group
         We now estimate 10,100 personnel reductions will occur as accrued for in the 1998 special charge. Of this amount, 800 have not yet taken place. The remaining reductions will mostly occur in the fourth quarter of 1999 as projects are completed and facilities are closed. During the second quarter we reversed $30 million in personnel charges primarily due to a reduction in estimated legal costs associated with employee layoffs, lower than anticipated average severance per person and fewer than expected terminations due to voluntary employee resignations.
         Through September 30, 1999, we have sold or returned to the owner 195 service and administrative facilities related to the 1998 special charge. As of September 30, 1999, we had vacated an additional 109 properties which we are in the process of selling, subleasing or returning to the owner. The majority of the sold, returned or vacated properties are located within North America. The majority of these facilities are within the Energy Services Group. We have scheduled these properties to be vacated by the end of this year. Our most recent assessment of facilities consolidation activities indicates that fewer facilities than initially estimated will be exited in conjunction with the 1998 special charge resulting in an estimated $7 million reduction in facilities consolidation costs. This revised estimate combined with other factors including more favorable exit costs than anticipated resulted in a $16 million adjustment to facility consolidation charges during the second quarter.
         Halliburton and Dresser merger transaction costs were estimated to be $64 million. During the second quarter, we determined that $1 million of the estimated merger transaction costs would not be utilized, primarily as a result of lower than previously estimated legal and other professional costs. We included this amount in our second quarter special charge adjustments.
         During the first nine months of 1999, we utilized $14 million in other special charge costs. The balance will be utilized during 1999, and possibly into 2000, in connection with our renegotiation of agency agreements, supplier and other contracts and elimination of other duplicate capabilities.
         Most restructuring activities accrued for in the 1998 special charges are expected to be completed and expended by the end of 1999. The exceptions are sales of facilities to be disposed of and any other actions, which may require negotiations with outside parties extending past the end of the year. From inception through September 30, 1999 the Company used $302 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at September 30, 1999 is expected to result in future cash outlays of approximately $93 million during 1999 and possibly into 2000.

Note 10. Change in Accounting Method
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after tax or $0.04 per diluted share. The components of the $30 million pretax cost, all contained within the Energy Services Group, that were previously deferred include:
         o $23 million for mobilization costs associated with specific contracts and for installation of offshore cementing equipment onto third party marine drilling rigs or vessels; and
         o $7 million for costs incurred opening a new manufacturing facility in the United Kingdom.

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

Note 12. Sale of Joint Ventures
         On October 4, 1999, we announced we will sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand Company for total cash consideration of approximately $1.1 billion. The transaction will result in an after-tax gain of approximately $380 million or $0.84 per diluted share. The sale is being made based upon elections in the joint venture agreements triggered by Ingersoll-Rand. We expect to close the sale on December 30, 1999. After paying off intercompany accounts with the joint ventures, we expect to receive net cash of approximately $630 million. This cash will initially be used to reduce short-term borrowings and for other general corporate purposes.
         Revenues, operating income and net income from Dresser-Rand and Ingersoll-Dresser Pump included in our results for the third quarter and first nine months of 1999 and 1998 were as follows:

                                                              Three Months                       Nine Months
                                                           Ended September 30                 Ended September 30
                                                    --------------------------------------------------------------------
  Millions of dollars                                    1999              1998             1999              1998
------------------------------------------------------------------------------------------------------------------------
  Revenues                                          $      215        $      288       $      792        $      895
------------------------------------------------------------------------------------------------------------------------
  Operating income                                           4                36               47                73
------------------------------------------------------------------------------------------------------------------------
  Net income                                                 2                13               18                28
------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton and its subsidiaries.
         We explain:
         o    what factors impact our business;
         o why our earnings and expenses for the third quarter of 1999 differ from the third quarter of last year;
         o why our earnings and expenses in January through September of 1999 differ from the same period in 1998;
         o    what our capital expenditures were;
         o    what our ending cash balance was; and
         o any other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that forward-looking statements involve risks and uncertainties that may impact our actual results of operations. Statements in this quarterly report and elsewhere, which are forward-looking and which provide other than historical information, involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. However, forward-looking information involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of our forward-looking information. While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:
         o litigation, including, for example, asbestosis litigation and environmental litigation;
         o trade restrictions and economic embargoes imposed by the United States and other countries;
         o environmental laws, including those that require emission performance standards for new and existing facilities;
         o unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         o operations in countries with significant amounts of political risk, for example, Russia, Algeria and Nigeria;
         o the effects of severe weather conditions, including hurricanes and tornadoes, on operations and facilities;
         o the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         o the magnitude of governmental spending for military and logistical support of the type that we provide;
         o changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         o changes in capital spending by governments for infrastructure projects of the sort that we perform;
         o changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
              -    encourage or mandate the hiring of local contractors; and
              - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         o changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
         o    consolidation of customers in the oil and gas industry;
         o technological and structural changes in the industries that we serve;
         o    changes in the price of oil and natural gas;
              - OPEC's ability to set and maintain production levels and prices for oil and gas;
              -    the level of production by non-OPEC countries;
              - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
              -    the level of demand for oil and natural gas;
         o    changes in the price of commodity chemicals that we use;
         o risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins;
         o claim negotiations with customers on cost variances on major projects;
         o computer software, hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton which may be impacted by the Y2K issue;

         o the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
         o increased competition in the hiring and retention of employees in competitive areas, for example, accounting, treasury and Y2K remediation; and
         o integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton; and
              - maintaining uniform standards, controls, procedures and policies; and
              - combining operations and personnel of acquired businesses with ours.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

BUSINESS ENVIRONMENT
         We operate in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries we serve are highly competitive with many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may affect operations in some countries. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to our consolidated results of operations.
         The majority of our revenues are derived from the sale of services and products, including construction activities, to the energy industry. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world.
         Declines in energy industry activities that started in 1998 continued into the third quarter of 1999, particularly in the areas of exploration and development of hydrocarbons. During this period the energy industry experienced:
         o    record low in the U.S. rotary rig count (488 in April 1999),
         o    six consecutive quarterly declines in international rig counts,
         o significant decreases in worldwide rig counts (the average worldwide rotary rig count in the first nine months of 1999 was 29% lower than in the first nine months of 1998), and
         o a high degree of volatility in crude oil and natural gas prices. These factors, combined with the announced mergers of several large multinational energy companies, caused many of our customers to reduce their capital spending programs. These reductions have negatively impacted our results for the first nine months of 1999, particularly within the Energy Services Group.
         The Engineering and Construction Group and Dresser Equipment Group, which provide many services to the downstream oil and gas business, have also been impacted negatively during the first nine months of 1999. The downturn in activity in the first quarter of 1999 did not affect these segments as severely as the Energy Services Group due to the longer term nature of projects and continuing maintenance requirements. In the second quarter of 1999, however, the effects of project delays and deferral of new awards began to negatively impact the Engineering and Construction Group. These factors are expected to affect the segment during the remainder of the year and into 2000 due to the long-term nature of most projects. The declines in activity in the Dresser Equipment Group which began in the second quarter of 1999 continued into the third quarter. The lower activity levels were due to industry conditions and increased competition for a reduced level of available business.
         During the third quarter of 1999, increases in rig counts and prices of oil and natural gas provided signs that energy industry activity was beginning to improve. Despite these positive signs, pricing pressures and delays in capital spending on large long-term projects continued to negatively impact our results. Longer-term effects will depend on the spending patterns of our customers.
         We still believe:
         o    the long-term fundamentals of the energy industry remain sound,
         o steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations, and
         o these factors will cause increasing demand for oil and natural gas to produce refined products, petrochemicals, fertilizers and power.

         We are encouraged about the remainder of this year and 2000, given:
         o    the recent strengthening of oil and gas prices,
         o    the recent increases in the U.S. rotary rig counts, and
         o    continuing increases in the level of customer inquiries.
We look forward to a recovery in 2000 after our customers approve new capital budgets.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Third Quarter of 1999 Compared with the Third Quarter of 1998

REVENUES                                                        Third Quarter              Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    1,700       $    2,163       $    (463)
Engineering and Construction Group                           1,273            1,380            (107)
Dresser Equipment Group                                        560              681            (121)
--------------------------------------------------------------------------------------------------------
   Total revenues                                        $   3,533       $    4,224       $    (691)
--------------------------------------------------------------------------------------------------------

         Consolidated revenues decreased 16% to $3,533 million in the third quarter of 1999 compared with $4,224 million in the same quarter of the prior year. International revenues for the third quarter of 1999 were 68% of total revenue, up from 67% in the third quarter of 1998.
         Energy Services Group revenues were $1,700 million for the third quarter of 1999, up slightly over the second quarter of 1999. These revenues reflect a 21% decrease from the same quarter of the prior year, while drilling activity, as measured by the worldwide rotary rig count, decreased 15%. International revenues were 71% of total Energy Services Group revenues for the quarter, compared to 72% for the prior year quarter. The Energy Services Group includes Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics Corporation.
         Revenues for all product service lines within Halliburton Energy Services were 20-30% lower compared to the prior year quarter. Halliburton
Energy Services' U.S. revenues were down 27% versus a decrease in the U.S. average rotary rig count of nearly 20%. Halliburton Energy Services' international revenues were down 24%. Lower activity was experienced in all geographic regions with the largest declines in revenues in Europe/Africa and Latin America where revenues decreased approximately 30%. Declines in revenue reflect reduced unit volume levels and continued pricing pressures, particularly in North America.
         Brown & Root Energy Services, which operates in the upstream oil and gas engineering and construction services, experienced a decline in revenues of 18% from the same period of the prior year. The decrease reflects the industry downturn in activity caused by low oil prices or decisions by customers to delay projects while reevaluating their needs following merger activity. Reduced activity levels particularly impacted the U.K. sector of the North Sea. However, increased activity in Asia Pacific partially offset the decline in the North Sea.
         Revenues from Landmark, which provides integrated exploration and production information systems, increased 3% compared to the third quarter of 1998. Increased customer service and maintenance revenues and hardware sales more than offset lower software sales. Many customers for our information system product lines have put off software purchases due to customers' mergers, lower activity levels and internal focus on Year 2000 issues.
         Engineering and Construction Group revenues decreased slightly to $1,273 million in the third quarter of 1999 compared to $1,380 million in the same quarter of the prior year. The Engineering and Construction Group is made up of Kellogg Brown & Root and Brown & Root Services. International revenues were 68% of total revenues for the group, compared to 65% for the prior year third quarter.
         Revenue declines are primarily due to winding up two major projects in Algeria which were partially offset by higher revenues from activities on the contract to provide logistical support services to U.S. military peacekeeping efforts in the Balkans.
         Dresser Equipment Group revenues decreased nearly 20% to $560 million for the third quarter of 1999, as compared to $681 million for the third quarter of 1998. International revenues were 60% of total Dresser Equipment Group revenues. Revenues declined in all product lines reflecting lower spending by customers.
         Revenues from the compression and pumping line were lower by about 25%. Sales of complete units of compression and pumping products were lower due to a combination of projects and maintenance delayed to the fourth quarter, and a small market share loss for Dresser-Rand as they resisted downward pricing pressures during the quarter. As discussed in Note 12, we will sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand. The sale is expected to close on December 30, 1999, at which time Dresser Equipment Group's activities in the compression and pumping product lines will end. We believe the uncertainty surrounding the ownership of the joint ventures was a contributing factor to lower sales in the third quarter of 1999.
         Revenues from the measurement product line were lower by 5% from the prior year third quarter. Flow control had about 16% lower revenues while power systems revenues were 14% lower than the prior year quarter. Excluding the compression and pumping product line, revenues were down 12% compared to the third quarter of 1998 and were flat compared to the second quarter of 1999.

OPERATING INCOME                                                Third Quarter              Increase
                                                         ------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                    $      56       $      263      $     (207)
Engineering and Construction Group                              41               54             (13)
Dresser Equipment Group                                         33               71             (38)
Special charges and credits                                      -             (945)            945
General corporate                                              (16)             (20)              4
--------------------------------------------------------------------------------------------------------
  Operating income (loss)                                $     114       $     (577)     $      691
--------------------------------------------------------------------------------------------------------

         Consolidated operating income for the third quarter of 1999 of $114 million declined 69% compared with $368 million of operating income before special charges in the same quarter of the prior year. See Note 9 and the restructuring activities discussion beginning on page 19 for information and updates on our 1998 special charge.
         Energy Services Group operating income decreased nearly 80% to $56 million in the third quarter of 1999 compared with $263 million in the same quarter of the prior year. Operating income was up 15% as compared to the previous quarter. The operating margin for the third quarter of 1999 was 3.3%, compared to the prior year third quarter of 12.2% and 2.9% in the second quarter of 1999.
         In spite of aggressive cost reduction efforts to reduce excess personnel and facilities, Halliburton Energy Services operating income was down 84%. Lower activity and higher discounts reduced operating income for all Halliburton Energy Services' product service lines. Lower rig counts resulted in excess capacity in the oil field services sector which in turn placed severe pressure on pricing. As a result of pricing pressures, Halliburton Energy Services' average discounts in the U.S. increased five to six percentage points over the third quarter of 1998. In spite of pricing pressures and increased discounting in the U.S., all product service lines except logging and drilling were able to maintain positive operating income in the third quarter of 1999. During the quarter increased activity in some areas of the United States allowed prices to stabilize and in some instances to increase slightly for the completion products, stimulation, and drilling fluids product service lines.
         Operating income from Brown & Root Energy Services' upstream oil and gas engineering and construction activities declined 66% and margins declined 58% from the prior year third quarter. The major factors contributing to this decrease were lower activity levels in Europe/Africa and North America. Lower activity levels in the more capital intensive product service lines continue to hurt margins due to the high fixed costs associated with these lines.
         Landmark recorded a small operating income for the quarter. Increased activity in Europe/Africa more than offset declines in the U.S. and Latin America.
         Engineering and Construction Group operating income decreased 24% to $41 million in the third quarter of 1999 compared to $54 million in the third quarter of the prior year. Operating margins were 3.2% in the third quarter of 1999 compared to 3.9% in the prior year third quarter.
         Increased operating income in the natural gas and operations and maintenance product service lines and from higher activity related to supporting U.S. military peacekeeping efforts in the Balkans were offset by declines in other lines. Depressed industry conditions in the construction and forest products areas continue to affect these product service lines. In addition, activities at Kellogg Brown & Root are now being affected due to delayed projects in the hydrocarbon and chemical industries due to customer consolidations and uncertainty surrounding energy prices.
         Dresser Equipment Group operating income for the third quarter was $33 million, a decrease of 54% from the prior year third quarter of $71 million. All product lines experienced a decrease in operating income primarily as a result of lower activity levels and productivity slowdowns stemming from the announced decision to relocate some manufacturing operations. Excluding the compression and pumping produt line, operating income for the group was 3% lower than the second quarter of 1999 and 16% lower than the prior year third quarter.
         Special charges in the third quarter of 1998 were recorded for merger related expenses and the downturn in the energy industry. See Note 9 and the restructuring activities discussion beginning on page 19.
         General corporate expenses were lower by $4 million from the prior year third quarter. The reduction of expense is the result of combining two corporate offices into one office.

NONOPERATING ITEMS
         Interest expense increased by $3 million to $38 million in the third quarter of 1999 compared to the same quarter of the prior year due primarily to increased short-term borrowings and additional long-term borrowings under our medium-term note program. The increased borrowings were used to fund working capital requirements and special charge costs, including, severance and property exit costs.
         Interest income in the third quarter of 1999 of $32 million increased $25 million compared to $7 million in the third quarter of 1998. The majority of this increase relates to interest on a tax settlement which was resolved during the quarter.
         Foreign currency gains (losses), net was a net $4 million loss for the third quarter of 1999. This net loss compares to a net loss of $8 million in the same period of 1998.
         The effective income tax rate excluding special charges and credits was about 39% for the third quarter of 1999, as compared to about 38% for the third quarter of 1998.
         Net income was $58 million, or 13 cents per diluted share compared to a net loss of $527 million, or $1.20 per diluted share in the third quarter of 1998. Net loss in the third quarter of 1998 includes an after-tax special charge of $722 million.

First Nine Months of 1999 Compared with the First Nine Months of 1998

REVENUES                                                      First Nine Months            Increase
                                                        -------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                   $    5,134       $    6,829       $  (1,695)
Engineering and Construction Group                           4,153            4,165             (12)
Dresser Equipment Group                                      1,840            2,070            (230)
--------------------------------------------------------------------------------------------------------
   Total revenues                                       $   11,127       $   13,064       $  (1,937)
--------------------------------------------------------------------------------------------------------

         Consolidated revenues decreased 15% to $11,127 million in the first nine months of 1999 compared with $13,064 million in the first nine months of the prior year. International revenues for the first nine months of 1999 were 68% of total revenue, compared to 66% of total revenue in 1998. All groups had lower revenues in the first nine months of 1999 compared to 1998 resulting from lower activity in the energy industry due to oil price uncertainty and customer consolidation in the energy industry.
         Energy Services Group revenues were $5,134 million for the first nine months of 1999, reflecting a 25% decrease from the first nine months of the prior year, while drilling activity as measured by the worldwide rotary rig count decreased 29%. International revenues were 72% of total Energy Services Group revenues for the first nine months compared to 70% for the prior year first nine months.
         Revenues for all Halliburton Energy Services product service lines were lower than the prior year. The largest percentage declines in revenues were in North America and Latin America with revenues decreasing about 34%. Halliburton Energy Services Europe/Africa revenues declined about 27%. Declines in revenue reflect reduced unit volume levels and continued pricing pressures, particularly in North America. Halliburton Energy Services' U.S. revenues were about 35%
lower than in the first nine months of 1998, which is consistent with the reduction in the average rotary rig count in the U.S. during the same period. Halliburton Energy Services' international revenues were 25% lower through the first nine months of 1999 than in the first nine months of 1998. The international average rotary rig count for the same time period was 23% lower. The completion product service line had the smallest percentage decline in revenues of about 24% for the first nine-month period of 1999 compared to 1998. Other product service lines within Halliburton Energy Services experienced a 25-30% decrease from the same period in the prior year.
         Revenues from Brown & Root Energy Services' upstream oil and gas engineering and construction services decreased about 18% from the same period of the prior year reflecting the industry downturn in activity caused by low oil prices. Reduced activity levels particularly impacted the U.K. sector of the North Sea. Revenues from projects in North America and Asia/Pacific were higher than in the prior year.
         Revenues from Landmark's integrated exploration and production information systems decreased 12% compared to the first nine months of 1998. Decreases occurred in all product service lines. Many customers for our information system product lines have put off software purchases due to customers' mergers, lower activity levels and internal focus on Year 2000 issues.
         Engineering and Construction Group total revenues decreased slightly to $4,153 million in the first nine months of 1999 compared to $4,165 million in the first nine months of the prior year. International revenues increased approximately 11%.
         Revenues from Kellogg Brown & Root decreased just under 10% in the first nine months of 1999 compared to 1998. Europe/Africa was the most active region with major projects in Algeria, Norway and Nigeria.
         Brown & Root Services revenues for the first nine months of 1999 were up 28% over the prior year. The increase in revenues was due to increased activities at the Devonport Dockyard in the U.K. and from logistics support services to military peacekeeping efforts in the Balkans.
         Dresser Equipment Group revenues decreased 11% to $1,840 million for the first nine months of 1999 as compared to $2,070 million for the first nine months of 1998. Revenues declined in all product lines reflecting reduced demand. The compression and pumping product line had approximately 12% lower revenues due to lower complete unit sales. The lower volume on complete unit sales was partially offset by increased product service volume. As discussed in
Note 12, we will sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand. The sale is expected to close on December 30, 1999, at which time Dresser Equipment Group's activities in the compression and pumping product line will end. The measurement product line's revenues were about 11% lower than the prior year due to lower spending levels and delayed maintenance spending by multinational oil companies and other customers. Revenues from flow control products were down 10% compared to 1998 due to low upstream and downstream activity levels. Power systems' revenues were 11% lower than the first nine months of 1998. The decrease in power systems' revenues was due to reductions in the original equipment sales related to lower gas production, higher gas storage levels and decreased equipment utilization. Excluding the compression and pumping product line, revenues were down 11% compared to the first nine months of 1998.

OPERATING INCOME                                              First Nine Months            Increase
                                                         ------------------------------
Millions of dollars                                          1999            1998         (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                    $     162       $      850      $     (688)
Engineering and Construction Group                             163              187             (24)
Dresser Equipment Group                                        140              187             (47)
Special charges and credits                                     47             (945)            992
General corporate                                              (50)             (59)              9
--------------------------------------------------------------------------------------------------------
  Operating income                                       $     462       $      220      $      242
--------------------------------------------------------------------------------------------------------

         Consolidated operating income excluding special charges and credits for the first nine months of 1999 of $415 million declined 64% compared with $1,165 million in the first nine months of the prior year. See Note 9 and the restructuring activities discussion beginning on page 19 for information and updates on our 1998 special charge.
         Energy Services Group operating income decreased 81% to $162 million in the first nine months of 1999 compared with $850 million in the first nine months of the prior year. The operating margin for the first nine months of 1999 was 3.2% compared to the prior year's first nine months operating margin of 12.4%.
         In spite of significant cost reduction efforts to reduce excess personnel and consolidate facilities, operating income for all Halliburton Energy Services product service lines was significantly lower in the first nine months of 1999 due to lower activity and higher discounts. Overall, Halliburton Energy Services' operating income declined 82% compared to the first nine months of 1998. Except for logging and drilling, all product service lines earned positive operating income in a very difficult environment.
         Operating income from Brown & Root Energy Services' upstream oil and gas engineering and construction activities declined 73% due to lower levels of business activity and lower manufacturing activities which carry large fixed costs. Project losses of $36 million were recorded in the first nine months of 1999 on three large, technically difficult projects. In addition, the prior year's first nine months benefited from about $40 million of project incentives. We continue to work on the resolution of outstanding claims on several technically difficult projects.

         Landmark experienced a small loss for the first nine months of 1999. The loss was caused by lower software sales volumes and severance payments to employees terminated due to industry conditions.
         Engineering and Construction Group operating income decreased 13% to $163 million in the first nine months of 1999 compared to $187 million in the first nine months of the prior year. Operating margins were 3.9% in the first nine months of 1999 compared to 4.5% in the prior year first nine months. Included in the first nine months of 1998 was the settlement on a Middle East construction project. Excluding this settlement in 1998, margins for 1999 of 3.9% are slightly lower than the prior year's first nine months margins of 4.1%.
         Dresser Equipment Group operating income for the first nine months of 1999 was $140 million, a decrease of 25% from the prior year's first nine months of $187 million. Operating margins for the group were 7.6% in 1999 compared to 9.0% in the first nine months of 1998. Excluding the compression and pumping product line, operating income for the first nine months of 1999 was 18% lower than the prior year period.
         Special credits in 1999 are the result of a change in estimate to the 1998 merger special charges for the acquisition of Dresser and industry downturn. We continuously monitor the actual costs incurred and reexamine our estimates of future costs. In the second quarter of 1999, we concluded that total costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the $980 million that was originally recorded. See Note 9 and the restructuring activities discussion beginning on page 19 for additional information on the 1998 special charge.
         General corporate expenses were lower by $9 million from the prior year's first nine months. The reduction of expense is the result of combining two corporate offices into one office.

NONOPERATING ITEMS
         Interest expense increased to $108 million in the first nine months of 1999 compared to $96 million in the first nine months of the prior year due primarily to increased short-term borrowings and additional long-term borrowings under our medium-term note program. The increased borrowings were used to fund working capital requirements and special charge costs, including, severance and property exit costs.
         Interest  income in the first  nine  months  of 1999  increased  to $70 million from $21 million in the first nine months of 1998. The increase in interest income was due primarily to imputed interest income on the note receivable from the sale of our interest in M-I L.L.C. and interest earned on settlement of income tax issues in the United States and United Kingdom. Other nonoperating, net in the first nine months of 1999 includes a $26 million charge we recorded in the second quarter relating to an impairment of our net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico. See Note 11 to the condensed consolidated financial statements for additional information.
         The effective income tax rate excluding special charges and credits was about 39.3% for the first nine months of 1999 compared to 37.6% for the first nine months of 1998. The rate for the first nine months was adversely affected by foreign income taxes and is expected to range between 38% and 40% for the year of 1999, excluding the special charge credits.
         Cumulative effect of change in accounting method of $19 million after tax or 4 cents per diluted share reflects our adoption of Statement of Position 98-5. Estimated annual expense for 1999 under Statement of Position 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment. See Note 10 to the condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the third quarter of 1999 with cash and equivalents of $295 million, an increase of $92 million from the end of 1998. Beginning in 1998 we changed Dresser's fiscal year-end to Halliburton's calendar year-end. Dresser's cash flows in 1998 are measured from December 31, 1997, rather than from the October 31, 1997 balances as reported on the consolidated balance sheets in our 1998 Annual Report.
         Operating activities. Cash flows from operating activities used $116 million in the first nine months of 1999, as compared to $314 million provided by operating activities in the first nine months of 1998. Working capital items, which consists of receivables, inventories, accounts payable and other working capital, net, used $550 million in the current year compared to $741 million in the prior year period. In 1999 working capital requirements were lower than the prior year due to lower levels of business activity. Included in these changes to working capital and other net changes are cash outflows for special charges for personnel reductions, facility closures and integration costs which required approximately $190 million of cash in the first nine months of the current year.

         Investing activities. Capital expenditures were $433 million for the first nine months of 1999, a decrease of 37% from the same period of the prior year. The decrease in capital spending primarily reflects the current operating environment. Capital spending was mostly for equipment and infrastructure for the Energy Services Group. We also continued our planned investments in our enterprise-wide information system. Cash flows from investing activities includes $254 million of the $265 million receivable from the sale of our 36% interest in M-I L.L.C. that was collected in the second quarter of 1999. Imputed interest on this receivable of $11 million is included in operating cash flows.
         Financing activities. Cash flows from financing activities were $234 million in the first nine months of 1999 compared to $236 million in the first nine months of 1998. We repaid $69 million of our long-term debt and borrowed $436 million, net of repayments, in short-term funds consisting of commercial paper and bank loans in the first nine months of 1999. In the same period of 1998, we borrowed $427 million in short-term funds, net of repayments, consisting of commercial paper and bank loans. Proceeds from exercises of stock options provided cash flows of $44 million in the first nine months of 1999 compared to $45 million in the same period of the prior year.
         We believe we have sufficient borrowing capacity to fund our cash needs. As of September 1999, we have committed short-term lines of credit totaling $650 million available and unused. We also have other short-term lines totaling $315 million. There were no borrowings outstanding under any of these facilities. Our combined short-term notes payable and long-term debt was 36% of total capitalization at September 30, 1999 which remains within our target range. At December 31, 1998 our debt to total capitalization was 32.4%.

FINANCIAL INSTRUMENT MARKET RISK
         We are exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, we selectively hedged our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments include the following types of market risk:
         o    volatility of the currency rates,
         o    tenor or time horizon of the derivative instruments,
         o    market cycles, and
         o    the type of derivative instruments used.
We do not use derivative instruments for trading purposes.
         We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of its foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at September 30, 1999. The resulting value at risk of $2 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Our interest rate exposures at September 30, 1999 were not materially changed from December 31, 1998.

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

              - SubSea, Rockwater and Wellstream within Brown & Root Energy Services, and
              - M.W. Kellogg and Brown & Root Engineering and Construction into Kellogg Brown & Root,
         o integration of facilities across business units and the entire company,
         o    impairments or write-offs of intangible assets and software,
         o impairments or write-offs of excess or duplicate machinery, equipment, and inventory, and
         o    integration of shared service support functions.
         We believe the management and employees have remained focused on the needs of our customers during this transitional period, although transitional demands have required considerable amounts of time, energy and resources. At the time of the merger, our senior management was named. Operational and shared service managers were named quickly thereafter. By the end of the second quarter of 1999, merger integration activities were substantially complete.
         We expect most restructuring activities accrued for in the 1998 special charges to be completed and expended by the end of 1999. The exceptions are reserves for losses on the disposal of facilities held for sale and any actions, which may require negotiations with outside parties extending past the end of the year. Through September 30, 1999, we used $302 million in cash for items associated with the 1998 special charges. We estimate that the unutilized special charge reserve balance at September 30, 1999 will result in future cash outlays of approximately $93 million over the remainder of 1999 and possibly into 2000.
         During the second quarter of 1999, we concluded that the total estimated costs of items included in the special charges, particularly severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the 1998 special charges.
         We have in process a program to exit approximately 500 properties, including service, administrative and manufacturing facilities. Approximately 400 of the properties were accrued for in the 1998 special charges. Most of these properties are within the Energy Services Group. Through September 30, 1999 we have vacated 408 of the approximate 500 total facilities. We have sold or returned to the owner 272 of the vacated properties.
         Since July 1998, approximately 18,500 employees, consultants and contract personnel have left Halliburton, while approximately 11,400 new personnel have been hired, resulting in net total personnel reductions of approximately 7,100 through September 30, 1999. A majority of the new personnel were related to projects, the largest being expansion of the contract to support U.S. military peacekeeping activities in the Balkans. Approximately 9,300 of the total personnel reductions through the third quarter of 1999 are associated with the 1998 special charge.
         We feel the benefits of the Dresser merger and other restructuring activities are evidenced by our ability to profitably operate in spite of depressed oil and gas industry conditions that have existed since the second half of 1998. As a result of the initiatives discussed above, we feel we will ultimately reduce our costs by an estimated $500 million on an annual basis. We are accomplishing these reductions primarily through reduced personnel and facility requirements, enhanced technologies and the efficiencies of common shared services, for example, procurement, treasury, legal, tax, and accounting.
         See Note 9 to the condensed consolidated financial statements for information on accrued special charges incurred in 1998.

OTHER MERGER RELATED ACTIVITIES
         We expect to incur total merger related incremental costs of approximately $122 million that do not qualify as special charges. These expenses include $24 million incurred in the fourth quarter of 1998 and approximately $66 million incurred during the first nine months of 1999. These costs include:
         o    additional reductions in personnel;
         o    additional disposal of properties;
         o relocating personnel, inventory and equipment as part of facility consolidation efforts;
         o implementing a company-wide common information technology infrastructure;
         o    merging engineering work practices;
         o    harmonizing employee benefit programs; and
         o    developing   common  policies   and  procedures  to  provide  best
              practices.

YEAR 2000 ISSUES
         The Year 2000 or Y2K issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. The Year 2000 issue is a problem for most companies due to the pervasive use of computer systems. Failures by our software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of our business which could have a material adverse impact on the results of our operations.
         Failure to address Year 2000 issues could result in business disruption that could materially affect our operations. In an effort to minimize potential business interruptions we continue to develop and refine our Year 2000 contingency plans. Halliburton's Year 2000 program is designed to:
         o    prevent or minimize the occurrence of Year 2000 problems, and
         o limit Halliburton's exposure to potential third party legal actions to the extent reasonably possible.
         Our Year 2000 program. In response to the Year 2000 issue we have implemented an enterprise-wide Year 2000 program. The program was expanded after the merger to include Dresser, which had a similar program. The program is designed to identify, assess and address significant Year 2000 issues in our key business operations, including among other things:
         o    products;
         o    services;
         o    suppliers;
         o    business applications;
         o    engineering applications;
         o    information technology systems;
         o non-information technology systems including systems embedded in delivery tools and devices and in equipment that controls or monitors other systems;
         o    facilities;
         o    infrastructure; and
         o    joint venture projects.
         Systems. We operate in over 120 countries worldwide, and in over 1,000 locations including offices, manufacturing facilities, warehouses and field camps. We maintain a Year 2000 database of over 15,000 individual information technology and non-information technology systems. Non-information technology items tracked in the database include systems embedded in tools and devices used to deliver our services, and in equipment that controls or monitors other systems. We believe that approximately 90 out of the more than 15,000 systems in our database are significant based upon discussions with managers and our wide use of the systems. These significant systems are all being addressed through our Year 2000 program.
         Year 2000 progress. For the purposes of this report we have divided our Year 2000 progress into four phases. The assessment phase includes inventory and identification of all of our systems and the assessment of the criticality of each system. The remediation phase includes strategy, planning, and execution for remediating, upgrading or replacing all of our systems that are not Year 2000 ready. The testing phase includes both unit testing and system testing where applicable. The deployment and certification phase includes delivery of systems to our locations and certification of the readiness of the systems as deployed in each location.
         As of September 30, 1999 we have completed approximately:
         o    99% of the assessment phase;
         o    99% of the remediation phase;
         o    97% of the testing phase; and
         o    93% of the deployment and certification phase.
         As of September 30, 1999 we assess our overall completion of Year 2000 related tasks at approximately 96%. The assessment and remediation phases were substantially complete on September 30, 1999 and the testing phase was substantially completed as of October 31, 1999. We expect substantial completion of the deployment and certification phases of our Year 2000 program by November 30, 1999.
         Year 2000 issue budget and costs. Our Year 2000 program does not depend upon the allocation of Year 2000 budget funds that could limit necessary spending. Instead, our management is required to spend the funds necessary to achieve Year 2000 readiness. We expect to spend between 10% and 15% of our annual information technology budget on Year 2000 remediation and deployment costs.

         All Year 2000 expenditures are funded from operations and expensed in the year incurred.
         As of September 30, 1999, approximately $40 million has been spent on our Year 2000 program. That amount does not include costs (1) associated with initiatives that are independent of Year 2000 issues, or (2) associated with our global implementation of an enterprise-wide business information system which will replace many of our key finance, administrative, and marketing software systems during 1999 and 2000. Also not included are any costs associated with our replacement and standardization of desktop computing equipment and information technology infrastructure.
         We do not maintain precise breakdowns of costs for remediation of software and remediation of non-information technology systems. Of the approximately $40 million, pre-tax, spent through September 30, 1999, we estimate the cost of remediation of software and non-information technology systems as follows:
         o    remediation of software systems           $28  million
         o    remediation of non-software information
              technology items                          $ 7 million
         o    remediation of non-information
              technology  systems                       $ 5 million
         We estimate that by January 1, 2000 we will have spent approximately $45 million on Year 2000 issues.
         Third party liability. After reviewing our third party liability exposure related to Year 2000 issues, including:
         o    an overall  assessment of  our Year  2000 program  performance  to date,
         o the nature and duration of the warranties and other limitations on liability traditionally offered, excluded and received by Halliburton's business units, and
         o Year 2000 standards adopted by Halliburton's business units for new contracts, we believe that our Year 2000 liability to third parties will not be material to our business, results of operations or financial condition.
         International exposure. Our potential Year 2000 exposure in international operations is being addressed in two primary ways:
         o our international locations are being specifically evaluated for Year 2000 readiness as part of our overall Year 2000 program; and
         o through our continuing process of business continuity planning by location, we are specifically addressing the higher risks associated with infrastructure providers in less developed countries.
         Our goal is to prevent any material failure of internal systems or, to the extent commercially reasonable, of third parties' systems through preemptive measures. Many of the goods and services that we provide are delivered at remote locations not directly tied to basic local infrastructure. We believe that our business continuity planning process will allow us to provide our customers at remote locations with goods and services without material adverse impact on our results of operations.
         Suppliers. We utilize more than 20,000 suppliers worldwide. To date, we have mailed Year 2000 readiness questionnaires to approximately 8,300 suppliers. We will continue to mail questionnaires through the fourth quarter of 1999.
         As of September 30, 1999 the overall rate of response to worldwide supplier inquiries is approximately 35%. Most suppliers respond with a standard response providing some insight into the nature of the supplier's Year 2000 efforts but providing no assurances of readiness.
         We have identified approximately 600 significant suppliers as being suppliers that meet one or more of the following criteria:
         o    the supplier represents over $1 million annually in sales volume to us,
         o the supplier is the source of a commodity or product deemed essential, or
         o    the supplier is deemed critical to our operations.
         Questionnaires regarding Year 2000 readiness have been or will be sent to each significant supplier. To date approximately 80% of our significant suppliers have responded to our questionnaire. Follow-up attempts are made to solicit responses from every significant supplier. Approximately 450 of the 600 significant suppliers have been requested to participate in our Year 2000 supplier meetings. Significant suppliers that participate in our Year 2000 meetings are required to meet with our personnel and to present details of their world wide Year 2000 readiness effort. Our personnel who are qualified to evaluate the quality and appropriateness of significant suppliers' Year 2000 efforts attend each meeting. Through September 30, 1999, approximately 350 significant suppliers have attended our Year 2000 meetings.
         Approximately 50 of our most critical suppliers have been visited by our personnel. Those visits include audits related to the supplier's progress toward Year 2000 readiness. We expect to conduct additional audits in the remainder of the year.

         For any supplier who we feel has a high risk of not being Year 2000 ready, our businesses are required to take appropriate action and to include risk mitigation steps in their business continuity plans. Our actions may include the selection of alternate suppliers or the stockpiling of products or commodities supplied by high risk suppliers.
         Customers. We have more than 7,000 customers in over 120 countries. No customer outside of our top twenty customers represents more than 1% of our annual revenue. In 1998 none of our customers exceeded 7% of our annual revenue. Accordingly, we believe that our top twenty customers are our significant customers.
         Approximately half of our top twenty customers are major oil companies with operations in numerous countries. The other half is made up primarily of large national oil companies, governments and a large international chemical company. Through a combination of face-to-face meetings and review of available public and web site information, we have not identified any top twenty customer whose Year 2000 readiness, based upon public disclosures or disclosures made to our personnel, appears to be in substantial jeopardy. However, we have not been able to obtain as much information from governmental customers and national oil companies as we have from other customers. We have not identified any top twenty customer that is expected to suffer Year 2000 disruptions that would have a material impact on our business, results of operations or financial condition.
         Worst case scenario for Year 2000 issues. With operations in over 120 countries, we recognize that some Year 2000 risk is inherent in operating in less developed countries. Based on our reviews and experience we believe our most reasonably likely worst case Year 2000 scenario to be failure of basic local infrastructure providers in less developed areas of the world. We do not believe that Year 2000 readiness of infrastructure providers, including electricity, gas, water, and communications, in some less developed parts of the world can be determined with any precision. We believe increased risk to be most likely in less developed areas of Africa, Asia, and Latin America where, without regard to Year 2000 issues, periodic infrastructure failures are relatively common. No one country has been identified as being particularly likely to suffer increased Year 2000 risk.
         Our management believes that Halliburton's overall Year 2000 risk is reduced by our widely dispersed operations since an infrastructure failure in one country is not likely to directly impact another country. It is possible that some of our significant suppliers might not be able to meet their supply obligations to us in the face of widespread failures of infrastructure providers in less developed countries. Our results of operations could be materially harmed in the event of widespread or cascading infrastructure failures.
         Business continuity planning. We are preparing to handle our most reasonably likely worst-case scenario, and lesser disruptions, as well as any failure within the Company, through business continuity plans. These plans are designed to provide for development of plans and actions prior to the end of the year to provide for the continuity of operations, without material disruptions. Business continuity plans have been or are being prepared by each physical location worldwide. Our business continuity planning process is expected to be a continuing process through the end of the year.
         Our business continuity planning process includes the possibility that significant suppliers may not be able to meet supply obligations to us. Alternative sources of supply have been or are being identified. In addition, the option of maintaining larger-than-usual inventories of supplies in late 1999 and being correspondingly less dependent on January 2000 deliveries is being considered where appropriate as part of our business continuity planning process.
         Forward-looking statements relating to the Year 2000. Our discussion related to the Year 2000 issue includes a number of forward-looking statements that are based on our best assumptions and estimates as of today. Assumptions and estimates, which are not necessarily all of the assumptions and estimates, include our statements concerning:
         o estimated timetables for completing the phases of our Year 2000 project;
         o estimates of the percentages of work that remains to be performed in each phase;
         o    estimates of costs for work that remains to be performed;
         o    assessments as to which systems are significant;
         o    identification of potential failures related to Year 2000 issues;
         o    assessments of the risk of our relationships with third parties;
              and
         o    implementation of our business continuity plans.
         Year 2000 risk factors. The work that we are doing under our Year 2000 program is focused on risk identification and mitigation, most likely worst case analyses, and business continuity plans involving significant systems and relationships with third parties. There are, however, an almost infinite number of additional risks which are simply not assessable and for which contingency plans cannot be established. There are risks of failure, for Year 2000 reasons, of one or more systems or third party relationships which we do not judge to be individually significant. These failures could cause a cascade of other failures, which could have a material impact on our results of operations. Actual results of our Year 2000 effort could differ materially from the estimates expressed in our forward-looking statements, due to a number of factors. Factors, which are not necessarily all of the factors that could cause different results, include:
         o our failure to accurately judge which of our systems and relationships are significant;
         o our ability to obtain and retain staff and third party assistance required to complete work that remains to be performed;
         o our ability to complete the work that remains to be performed within the timetables that we established;
         o our ability to locate and correct or replace computer code and systems embedded in equipment that controls or monitors our operating assets;
         o our inability or failure to identify significant Year 2000 issues not now contemplated or understood; and
         o the failure, including infrastructure failures, of third parties to achieve Year 2000 readiness.

ENVIRONMENTAL MATTERS
         Some of our subsidiaries are involved as potentially responsible parties in remedial activities to clean up several "Superfund" sites under federal law. Federal law imposes joint and several liability, if the harm is indivisible, without regard to fault, the legality of the original disposal or ownership of the site. It is very difficult to estimate a value for the potential impact of compliance with environmental protection laws. However, our management believes that any liability of our subsidiaries for all but one site will not have a material adverse effect on our results of operations. See Note 6 to the quarterly financial statements for additional information on the one site.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. In June 1999, the FASB deferred the effective date of Standard No. 133 for one year. Standard No. 133 will become effective for Halliburton beginning January 1, 2001. We are currently evaluating Standard No. 133 to identify implementation and compliance methods and have not yet determined the effect, if any, on its results of operations or financial position.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

* 10 Halliburton Company Senior Executives' Deferred Compensation Plan as amended and restated effective January 1, 1999.

*    27       Financial data  schedule for  the nine  months ended September 30,
              1999   (included   only   in  the   copy  of   this  report  filed
              electronically with the Commission).

     *    Filed with this Form 10-Q

     (b) Reports on Form 8-K

                           Date of
     Date                  Earliest
     Filed                 Event                   Description of Event
    ----------------------------------------------------------------------------------------------------------------------------
    During the third quarter of 1999:

    July 19, 1999          July 15, 1999           Item 5. Other Events for a press release announcing declaration of the third quarter dividend.

    July 26, 1999          July 22, 1999           Item 5. Other Events for a press release announcing 1999 second quarter earnings.

    August 13, 1999        August 12, 1999         Item 5. Other Events for a press release announcing the receipt of offers from Ingersoll-Rand Company to sell all interests in two joint ventures,
                                                   Dresser-Rand and Ingersoll-Dresser Pump.

    During the fourth quarter of 1999 to date:

    October 1, 1999        September 29, 1999     Item 5. Other Events for a press release announcing that Brown & Root
                                                  Condor has been awarded a contract by Sonatrach and Anadarko Algeria
                                                  Corporation for the expansion of the oil production facility at Hassi
                                                  Berkine North South.

    October 1, 1999        September 30, 1999     Item 5. Other Events for a press release announcing that Dresser Kellogg
                                                  Energy Services has been awarded a contract by Shell Petroleum Development
                                                  Company of Nigeria for grassroots gas compression facilities for the Obigbo
                                                  Node Associated Gas Gathering Project near Port Harcourt, Nigeria.

    October 6, 1999        October 4, 1999        Item 5. Other Events for a press release announcing the selling of two joint ventures and also earnings outlook.  Dresser Industries, Inc. has elected to sell its interests in two joint ventures to Ingersoll-Rand
                                                  Company for total cash consideration of approximately $1.1 billion.  The sales will result in an after-tax gain of approximately $380 million or
                                                  $0.84 per diluted share and the gain will be recognized in the 1999 fourth quarter.

                           Date of
     Date                  Earliest
     Filed                 Event                  Description of Event
    ---------------------- ---------------------- -----------------------------------------------------------------------------

    October 25, 1999       October 21, 1999       Item 5. Other Events for a press release announcing 1999 third quarter earnings.

    October 28, 1999       October 26, 1999       Item 5. Other Events for a press release announcing that business units
                                                  Brown & Root Energy Services and Halliburton Energy Services have been selected by Barracuda & Caratinga Development Corporation as the preferred bidder for the development of both the Barracuda and the Caratinga offshore fields in Brazil.

    November 2, 1999       October 27, 1999       Item 5. Other Events for a press release announcing a Kellogg Brown & Root joint venture has signed a contract with BP Amoco to provide pre-sanction engineering services for Sonatrach and BP Amoco's In Salah gas venture in
                                                  Algeria.

    November 2, 1999       October 28, 1999       Item 5. Other Events for a press release announcing a fourth quarter dividend of 12.5 cents a share.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                              HALLIBURTON COMPANY





Date     November 12, 1999             By:  /s/ Gary V. Morris
        --------------------              ------------------------------
                                                Gary V. Morris
                                          Executive Vice President and
                                             Chief Financial Officer






                                            /s/ R. Charles Muchmore, Jr.
                                          --------------------------------
                                                R. Charles Muchmore, Jr.
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit         Description
-------------------------------------------------------------------------------------------------------------------------
10              Halliburton Company Senior Executive's Deferred Compensation Plan as amended and restated effective
                January 1, 1999

27              Financial data schedule for the nine months ended September 30, 1999