Form 10-K/A
period 1998-12-31
HALLIBURTON CO
filed 2000-01-11
CIK 45012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended December 31, 1998
-------------------------------------------

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

                                                   Name of each Exchange on
                                                   ------------------------
            Title of each class                        which registered
            -------------------                        ----------------
    Common Stock par value $2.50 per share         New York Stock Exchange
    Baroid Corporation 8% Guaranteed Senior        New York Stock Exchange
    Notes due 2003

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

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

     The Engineering and Construction Group segment provides: conceptual design, process design, detailed engineering, procurement, project and construction management; construction of chemical and petrochemical plants, refineries, liquefied natural gas and gas processing facilities, pulp and paper mills, metal processing plants, airports, water and wastewater systems; technical and economic feasibility studies; site evaluation; repair and refitting of submarines and surface ships; operations and maintenance services, and engineering, logistics and wastewater management services for commercial industry, utilities and government customers.

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


  Millions of dollars                                      1998       1997
--------------------------------------------------------------------------------
  Firm orders                                          $  10,472  $  12,087
  Government orders firm but not yet funded,
     letters of intent and contracts awarded but
     not signed                                              705        591
--------------------------------------------------------------------------------
   Total                                               $  11,177  $  12,678
================================================================================

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

  Energy Services Group manufacturing facilities owned by the Company cover approximately 4.9 million square feet. Principal locations of these manufacturing facilities are Tulsa and Duncan, Oklahoma; Alvarado, Amarillo, Carrollton, Dallas, Fort Worth, Garland, Longview, and Houston, Texas; Colorado Springs, Colorado; Arbroath, Scotland; Reynosa, Mexico; Newcastle and Manchester, England, and Maturin Mongas, Venezuela. An idle facility in Davis, Oklahoma was sold in 1998. The facility in Amarillo is idle. The manufacturing facility in Garland, Texas is leased to another company. The Energy Services Group also leases manufacturing facilities covering approximately 608,000 square feet. Principal locations of these facilities are Malvern, Pennsylvania; Houston, Texas; Jurong, Singapore; Panama City, Florida; Basingstoke, England; and Calgary, Alberta, Canada. The facilities in Basingstoke, England are subleased to another company. Research, development and engineering activities are carried out in owned facilities covering approximately 460,000 square feet. The major sites are in Houston, Austin and Carrollton, Texas; Duncan, Oklahoma; and Aberdeen, Scotland; and in leased facilities covering approximately 300,000 square feet in Houston, Texas; Englewood and Denver, Colorado; Leatherhead and Dorking, England; Leiderdrop, Holland; and Singapore. The facility in Dorking, England was idle at the end of 1998. The Energy Services Group marine fabrication facilities owned by the Company cover approximately 550 acres in Belle Chasse, Louisiana; Greens Bayou, Texas; and Nigg and Wick, Scotland. The Belle Chasse facility is leased to another company and the facility in Nigg, Scotland is leased to a joint venture of the Company. The Energy Services Group has 13 grinding facilities owned or leased by the Company. The Energy Services Group also has mineral rights to proven and prospective reserves of barite and bentonite. Such rights included leaseholds and mining claims and property owned in fee. Based on the number of tons of each of the above minerals consumed in fiscal 1998, the Company estimates its reserves, which it considers to be proven, to be sufficient for operations for the foreseeable future. In addition, service centers, sales offices and field warehouses are operated at approximately 290 locations in the United States, almost all of which are owned, and at approximately 360 locations outside the United States in both the Eastern and Western Hemispheres.

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

  Dresser Equipment Group owns approximately 9.9 million square feet of manufacturing facilities. Major sites are in Austin, Stafford, and Houston, Texas; Broken Arrow, Oklahoma; Painted Post, Olean and Wellsville, New York; Minneapolis, Minnesota; Stratford, Connecticut; Berea, Kentucky; Bradford, Pennsylvania; Salisbury, Maryland; Waukesha, Wisconsin; Avon, Massachusetts; Connersville, Indiana; Einbeck, Germany; Naples and Voghera, Italy; Malmo, Sweden; LeHavre and Conde, France; Huddersfield, England; Bonnyrigg and Petreavie,

Scotland; and Rio de Janeiro, Brazil. Dresser Equipment Group leases approximately 1.4 million square feet of manufacturing facilities. The major sites are in Houston, Texas; Shanghai, China; Kongsberg, Norway; and Salisbury, Maryland. In addition, service centers, sales offices and field warehouses are operated at approximately 75 locations in the United States, almost all of which are owned, and at approximately 65 locations outside the United States in both the Eastern and Western Hemispheres.

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

     Lester L. Coleman               Executive Vice President and General Counsel, since May 1993
     (Age 56)                        President of Energy Services Group, September 1991 to May 1993

*    David J. Lesar                  President and Chief Operating Officer, since May 1997
     (Age 45)                        President and Chief Executive Officer of Kellogg Brown & Root, Inc. since September 1996
                                     Executive Vice President and Chief Financial Officer, August 1995 to May 1997
                                     Executive Vice President of Finance and Administration of Halliburton Energy
                                         Services, November 1993 to August 1995
                                     Partner, Arthur Andersen LLP, 1988 to November 1993

     Gary V. Morris                  Executive Vice President and Chief Financial Officer, since May 1997
     (Age 45)                        Senior Vice President - Finance, February 1997 to May 1997
                                     Senior Vice President, May 1996 to February 1997
                                     Vice President - Finance of Brown & Root, Inc., June 1995 to May 1996
                                     Vice President - Finance of Halliburton Energy Services, December 1993 to June 1995
                                     Controller, December 1991 to December 1993

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

     Louis A. Raspino                Shared Services Vice President - Finance, effective March 1999
     (Age 46)                        Senior Vice President - Strategic Planning & Business Development, Burlington Resources,
                                         Inc. (oil and gas exploration and production), October 1997 to June 1998
                                     Senior Vice President and Chief Financial Officer, Louisiana Land & Exploration Company
                                         (oil and gas exploration, production and refining), September 1995 to October 1997
                                     Treasurer, Louisiana Land & Exploration Company, 1992 to September 1995

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly dividend payment is included under the caption "Quarterly Data and Market Price Information" on page 61 of this annual report. Cash dividends on common stock for 1997 and 1998 were paid in March, June, September and December of each such year. The board of directors of Halliburton (the Board) intends to consider the payment of quarterly dividends on the outstanding shares of Halliburton common stock. The declaration and payment of future dividends, however, will be at the discretion of the Board and will depend upon, among other things, future earnings of Halliburton, its general financial condition, the success of its business activities, its capital requirements and general business conditions. At December 31, 1998, there were approximately 27,665 shareholders of record. In calculating the number of shareholders, the Company considers clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
         Information relating to selected financial data is included on pages 58 through 60 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 9 through 20 of this annual report

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on pages 14 through 15 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                            Page No.
Report of Arthur Andersen LLP, Independent Public Accountants                                                  21
Responsibility for Financial Reporting                                                                         22
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996                         23
Consolidated Balance Sheets at December 31, 1998 and 1997                                                      24
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                     25
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996           26
Notes to Financial Statements
 1.  Significant accounting policies                                                                           28
 2.  Business segment information                                                                              30
 3.  Inventories                                                                                               32
 4.  Property, plant and equipment                                                                             32
 5.  Related companies                                                                                         32
 6.  Income taxes                                                                                              34
 7.  Special charges and credits                                                                               36
 8.  Lines of credit, notes payable and long-term debt                                                         44
 9.  Dresser financial information                                                                             45
10.  Commitments and contingencies                                                                             46
11.  Income per share                                                                                          48
12.  Common stock                                                                                              48
13.  Series A junior participating preferred stock                                                             51
14.  Acquisitions and dispositions                                                                             51
15.  Financial instruments and risk management                                                                 53
16.  Retirement plans                                                                                          55
17.  Sale of Joint Ventues (unaudited) subsequent to the
     date of the Independent Public Accountant's Report                                                        58
Quarterly Data and Market Price Information                                                                    63

         The related financial statement schedules are included under Part IV, item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         None.

                              HALLIBURTON COMPANY
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

HALLIBURTON / DRESSER MERGER

     On September 29, 1998, we completed our acquisition of Dresser Industries, Inc. The merger was accounted for using the pooling of interests method of accounting for business combinations. Our financial statements have been restated to include the results of Dresser for all periods presented. See Note 14 to the annual consolidated financial statements. Prior to the merger, Dresser was a diversified company with operations in three business segments:
Petroleum Products and Services; Engineering Services; and Energy Equipment. Prior to the merger, we operated in two business segments, the Energy Group and the Engineering and Construction Group. Following the merger, we are organized around three business segments: Energy Services Group; Engineering and Construction Group; and Dresser Equipment Group.

     Management believes the merger provides us with the opportunity to better meet customer needs, to improve our technology, to strengthen our product service lines, to cut our costs, and to position us for the future.

BUSINESS ENVIRONMENT

     We operate in over 120 countries around the world to provide a variety of energy services, energy equipment and engineering and construction services to energy, industrial and governmental customers. The industries we serve are highly competitive. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may affect operations in some countries. We believe the geographic diversification of our business activities reduces the risk that loss of our operations in any one country would be material to our consolidated results of operations.

     The majority of our revenues are derived from the sale of services and products, including construction activities, to the energy industry. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world.

     The decline in oil and gas prices in 1998 caused a decrease in the worldwide average rotary drilling rig count and sharply reduced demand for some of our products and services. In response to weakening demand in some areas of the world, we have implemented plans to

        . reduce the number of employees in geographic areas where activity levels have declined;
        . scale back discretionary spending on capital expenditures; and . curtail discretionary travel and other expenses.

     We have also taken steps to reduce our workforce and rationalize assets to eliminate duplicate resources in connection with the merger with Dresser.

     Declines in energy industry activities that started in 1998 continued into 1999, particularly in the areas of exploration and development of hydrocarbons. These declines in activity and reduced capital spending by our customers could negatively impact our results for the first half of 1999, particularly within the Energy Services Group segment. Other major changes in the energy industry include the announced mergers of several major oil companies that have further delayed capital spending programs by these companies. We have seen some effects of these mergers in early 1999 resulting in delayed projects and reduced use of software products. Longer-term effects will depend on the spending patterns of our customers.

     We still believe:
        .  the long-term fundamentals of the energy industry are positive;
        . steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations; and
        . these factors will cause increasing demand for oil and natural gas to produce refined products, petrochemicals, fertilizers and power.

     Energy Services Group. During 1998, particularly in the second half of the year, the energy industry experienced a downturn brought about by a combination of factors that began in late 1997. Decreased demand in

Asia for crude oil, increases in production from OPEC producers, added production increases from Iraq and unseasonably warm winters in North America during 1997 and 1998 all contributed to the industry downturn experienced during 1998. Throughout 1998, crude oil prices varied from $4 to $8 per barrel lower than 1997. Equally important, oil prices were less than $15 per barrel for most of 1998, particularly during the second half of the year, making many drilling programs economically infeasible. Natural gas prices within the U.S., although significantly lower than 1997 levels, remained above $2 per million BTU until the third quarter of 1998. During the third quarter of 1998, natural gas prices began a decline which, combined with additional declines in crude oil prices, resulted in further reductions in demand for hydrocarbon exploration and development. These factors negatively impacted the industry and our company. Overall, the industry fundamentals in 1998 were significantly weaker than 1997.

     Integrated business solutions, long term overseas contracts and engineering and construction backlog benefited our revenues throughout 1998 when compared to the industry fundamentals and worldwide rig counts. Continued interest in deepwater drilling in the Gulf of Mexico and projects in the North Sea, combined with U.S. natural gas prices above $2 per million BTU benefited the industry during the first and second quarters of 1998. As industry indicators began to significantly weaken in the third quarter of 1998, we started implementing actions to properly align our resources to projected industry conditions.

     Although 1998 was a difficult year and 1999 will also be difficult, we believe that long-term industry fundamentals will prevail. Demand for oil and natural gas worldwide should recover and grow. Over time, the accelerating depletion of existing production and the need for technologies that make exploration and production economically feasible in the presence of low oil and gas prices will provide growth opportunities. We believe that our customers will continue to seek opportunities to lower the overall cost of exploring, developing and enhancing the recovery of hydrocarbons through increased utilization of integrated solutions, application of new technology and partnering and alliance arrangements. We believe that we have good opportunities to expand our revenues and profits through greater participation in larger projects that utilize our project management and integrated services capabilities. However, uncertainty exists within the industry into the foreseeable future.

     Engineering and Construction Group. While we have seen projects delayed and cancelled in many of the areas that we serve, we expect to see demand for our engineering and construction services continue to increase over the long term. We believe the key to increasing our revenues and improving our profit margins in the current environment will be our ability to provide total customer satisfaction. Today's competitive environment demands flexibility and innovation. To bring more value to our customers, we must:

        . demonstrate our ability to effectively cooperate with other service and equipment suppliers and customers on larger projects;
        . accept more project success risk through total project responsibility or fixed price contracts;
        .  broaden our core competencies;
        . acquire and fully utilize proprietary technology; and . manage costs.

     The Engineering and Construction Group has determined it will focus on demand in the liquefied natural gas, fertilizer, petroleum, chemical and forest products industries worldwide. We also see an expanding demand for our government services capabilities in the United States and the United Kingdom as governmental agencies, including local government units, continue to expand their use of outsourcing to improve service levels and manage costs.

     Dresser Equipment Group. Dresser Equipment Group's business activity is primarily determined by activity levels within the energy industry. Products and systems of Dresser Equipment Group include compressors, turbines, generators, electric motors, pumps, engines and power systems, valves, instruments, meters and pipe couplings, blowers and fuel dispensing systems. Demand for these products is directly affected by global economic activity, which influences demand for transportation fuels, petrochemicals, plastics, fertilizers, chemicals and by-products of oil and gas. The environment for sales of Dresser Equipment Group products is highly competitive and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major industry areas, and general economic conditions. The group strives to be the low cost provider in this competitive environment.

     Because of the impact of economic and political conditions, and uncertainty in many parts of the world, several initiatives are in place to reduce capacity costs and improve operating performance. We believe strong demand still exists for products and services of Dresser Equipment Group. The key to achieving favorable operating results over the course of the year, particularly in light of industry conditions, will be to rely to a great extent on the ability of the group to:

        . increase business with the customers currently served; and . provide integrated solutions together with other segments of our company.

     In the near term, activity levels remain uncertain. In the long term we believe the demand for the products and systems of Dresser Equipment Group will increase due to rising population and an expanding industrial base.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997 AND 1996
REVENUES

Millions of dollars                                                     1998                     1997                     1996
----------------------------------------------------------------------------------------------------------------------------------
Energy Services Group                                                $   9,009.5              $   8,504.7              $   6,515.4
Engineering and Construction Group                                       5,494.8                  4,992.8                  4,720.7
Dresser Equipment Group                                                  2,848.8                  2,774.1                  2,710.5
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                       $  17,353.1              $  16,271.6              $  13,946.6
----------------------------------------------------------------------------------------------------------------------------------

     Revenues for 1998 were $17,353.1 million, an increase of 7% over 1997 revenues of $16,271.6 million and an increase of 24% over 1996 revenues of $13,946.6 million. Approximately 65% of our consolidated revenues were derived from international activities in 1998 compared with 60% in 1997 and 59% in 1996.

     Energy Services Group revenues were $9,009.5 million for 1998, an increase of 6% over 1997 revenues of $8,504.7 million and an increase of 38% over 1996 revenues of $6,515.4 million. Revenues in the first half of 1998 were higher than comparable periods of the prior two years. Revenues in the second half of 1998 were impacted by the steep decline in activity as measured by the worldwide average rotary rig count. The yearly average worldwide rotary rig count fell 13% in 1998 compared to 1997, including a third quarter comparative decline of 21% and a fourth quarter comparative decline of 30%, as customers of the Energy Services Group reacted to reduced prices for their products. Revenues for pressure pumping activities in 1998 were about 3% lower than 1997 but increased compared to 1996. The decrease in pressure pumping activities for 1998 compared to 1997 occurred in the second half of 1998. Other product and service lines experienced similar results in this time period. The revenue declines in 1998 compared to 1997 were more pronounced in North America, including the Gulf of Mexico shelf which declined about 6%, and Venezuela which declined about 25%. Revenues from upstream oil and gas engineering services increased about 35% in 1998 compared to 1997 and 1996, benefiting from activities in subsea product lines and from large engineering projects. Revenues for integrated exploration and production information systems reached record high levels in 1998. Approximately 67% of the Energy Services Group's revenues were derived from international activities each year in 1998, 1997 and 1996.

     Engineering and Construction Group revenues were $5,494.8 million for 1998, an increase of 10% from 1997 revenues of $4,992.8 million and an increase of 16% over 1996 revenues of $4,720.7 million. The increase in revenues in 1998 reflects LNG activities in Asia and Africa, an enhanced oil recovery project in Africa, and a major ethylene project in Singapore. There were also increased revenues in Asia/Pacific from Kinhill, which was acquired in the third quarter of 1997. See Note 14 to our annual consolidated financial statements. For 1998 compared to 1997, revenues declined because of the sale of the environmental services business in December 1997 and lower activity levels for repair and refitting services for the British Royal Navy's fleet of submarines and surface ships. For 1997 compared to 1996, revenues were aided by the consolidation of Devonport Management Limited as a result of our increased ownership percentage in that subsidiary. See Note 14 to our annual consolidated financial statements. Revenues were reduced in 1997 compared to 1996 due to lower levels of activity under service contracts with the U.S. Department of Defense to provide technical and logistical support for military peacekeeping operations in Bosnia by approximately $290.0 million.

     Dresser Equipment Group revenues were $2,848.8 million in 1998, an increase of 3% over 1997 revenues of $2,774.1 million, and an increase of 5% over 1996 revenues of $2,710.5 million. The compression and pumping and flow control product lines experienced small increases in revenues. The measurement and power systems product lines reported a slight decline in revenues for 1998 compared to 1997. Most of the increase in 1997 compared to 1996 came from the compressor joint venture with Ingersoll-Rand and the measurement product lines.

OPERATING INCOME
Millions of dollars                                                           1998                   1997                  1996
---------------------------------------------------------------------------------------------------------------------------------
Energy Services Group                                                     $   971.0             $  1,019.4             $  698.0
Engineering and Construction Group                                            237.2                  219.0                134.0
Dresser Equipment Group                                                       247.8                  248.3                229.3
General corporate                                                             (79.4)                 (71.8)               (72.3)
Special charges and credits:
   Asset related                                                             (509.4)                 (32.7)               (21.1)
   Personnel reductions                                                      (234.7)                  (5.6)               (41.0)
   Facility consolidations                                                   (126.2)                 (11.0)                   -
   Merger transaction costs                                                   (64.0)                  (8.6)               (12.4)
   Other costs and credits                                                    (45.8)                  41.7                (11.3)
                                                                           ----------            -----------            ---------
Operating income                                                          $   396.5             $  1,398.7             $  903.2
---------------------------------------------------------------------------------------------------------------------------------

     Operating income was $396.5 million for 1998 compared to $1,398.7 million for 1997 and $903.2 million for 1996. Excluding special charges of $980.1 million, $16.2 million and $85.8 million during 1998, 1997 and 1996, respectively, operating income for 1998 decreased by 3% from 1997 and increased by 39% over 1996. See Note 7 to our annual consolidated financial statements.

     Energy Services Group operating income in 1998 was $971.0 million, a decrease of 5% from 1997 operating income of $1,019.4 million and an increase of 39% over 1996 operating income of $698.0 million. Operating margins were 10.8% in 1998 compared with 12.0% in 1997 and 10.7% in 1996. Most of the decline in operating margins in 1998 compared to 1997 can be attributed to declines in the completion products and pressure pumping lines, to lower activities in North America and Venezuela, and to additional job loss provisions of $60 million recorded in the fourth quarter of 1998. Approximately 54%, 59% and 63% of the Energy Services Group's operating income was derived from international activities for 1998, 1997 and 1996, respectively. Operating income for pressure pumping in 1998 was about 10% lower than 1997. Activity levels were reduced in response to lower oil and gas prices. Other product and service lines were also impacted by reduced activity levels. Only the drilling related lines having significantly better operating results in 1998 over 1997. Operating income in 1997 for the group benefited from increased activity levels and increased prices charged to customers, especially for pressure pumping services in North America. Operating income for drilling fluids increased in 1997 over 1996 due to the growth of more technically demanding wells being drilled, particularly in the Gulf of Mexico. Operating income for upstream oil and gas engineering activities in 1998 was about the same as 1997 results. This occurred even after providing additional provisions for project losses in the North Sea, North Africa and Latin America related to variation orders for ongoing projects which we do not believe will be accepted by the customers due to current industry conditions. Energy Services Group results for 1996 include $35.0 million of incentive revenue on its portion of the cost savings realized on the BP Andrew alliance. The alliance completed the project seven months ahead of the scheduled production of oil and achieved a $125.0 million savings compared with the targeted cost. Operating income from pipecoating activities were substantially improved in 1997 compared to 1996 due to higher activity levels in the Far East, Middle East and the United States.

     Engineering and Construction Group operating income for 1998 of $237.2 million increased 8% over 1997 and 77% over 1996. Operating margins were 4.3% in 1998 compared with 4.4% for 1997 and 2.8% for 1996. Operating income in 1998 includes a favorable settlement of a claim on a Middle Eastern construction project.

Excluding this settlement, operating margins for 1998 were 4.0%. Operating income and margins in 1998 were negatively affected by losses in the fourth quarter on existing highway and paving business and for selected projects which were impacted by the economic downturn in Asia. The Engineering and Construction Group has not started any new significant jobs in Asia. Improvement in operating income in 1997 over 1996 was realized through overhead reductions, a focus on higher margin business lines and the consolidation of Devonport Management Limited as a result of our increased ownership percentage in that subsidiary. See Note 14 to the annual consolidated financial statements. The 1997 operating income improvements over 1996 were aided by liquefied natural gas activities and oil recovery work in Africa together with engineering services for the fertilizer industry in Latin America. Operating income in 1996 included a $17.1 million charge for the impairment of the Engineering and Construction Group's investment in the Dulles Greenway toll road extension project.

     Dresser Equipment Group operating income in 1998 was $247.8 million or almost unchanged compared to 1997 operating income of $248.3 million. Operating income for 1998 increased 8% over 1996 operating income of $229.3 million. Operating income was negatively impacted in 1998 by $17 million of fourth quarter merger related expenses. Operating income in 1998 for the compression and pumping product line increased 30% compared to 1997 due to restructuring initiatives instituted in late 1997 and increased revenues. Operating income for the flow control product line improved 20% in 1998 over 1997 from cost improvements, better product mix, and increased volume. Operating income for the measurement product line decreased in 1998 due to weakness in the gas metering business as gas utilities continued to work off their excess inventory. The power systems product line operating income declined about 35% in 1998 compared to 1997 due to customers' reduced capital spending caused by softer demand in the gas compression and refining industries. Operating income increased in 1997 compared to 1996 primarily from profit improvement initiatives started in prior years by Ingersoll-Dresser Pump Company, introduction of new technologies by Wayne fuel dispensing systems, and improved margins and product mix at Energy Valve.

     General corporate expenses for 1998 were $79.4 million and include expenses for operating Dresser's corporate offices as well as our corporate offices. As a percent of consolidated revenues, general corporate expenses were 0.5% in 1998 compared to 0.4% in 1997 and 0.5% in 1996.

NONOPERATING ITEMS

     Interest expense was $136.8 million for 1998 compared to $111.3 million in 1997 and $84.6 million in 1996. The increase in 1998 over 1997 is due to the increased level of short-term borrowings outstanding during 1998. These borrowings carry a lower interest rate than our long-term debt. They were used for working capital, capital expenditures and acquisitions. The increase in 1997 over 1996 is due to the issuance of debt under our medium-term note program in 1997 and a full year's interest on $300.0 million of long-term debentures issued in August 1996 at a higher interest rate than the previous short-term debt.

     Interest income increased to $27.8 million in 1998 compared to $21.9 million in 1997 and $26.9 million in 1996. Interest income is generally related to the levels of invested cash we maintain.

     Foreign currency gains (losses) netted to a loss of $12.4 million in 1998 compared to $0.7 million in 1997 and $19.1 million in 1996. The losses in 1998 occurred mainly in Asia/Pacific currencies. The 1996 losses were primarily due to devaluations of the Venezuelan bolivar and costs of hedging foreign exchange exposures of an Italian subsidiary.

     Provision for income taxes was $244.4 million in 1998. The provision for income taxes in 1998 includes a benefit of $234.1 million for special charge items that are tax deductible. Nondeductible special charge items of $109.0 million include merger transaction costs and nondeductible goodwill which was determined to be impaired. Excluding the special charge and applicable tax benefits in 1998, the effective tax rate was 38.0%. The 1997 provision of $491.4 million was higher than the 1996 provision of $248.4 million due in part to improved earnings. The effective income tax rate was 37.4% in 1997, compared with 29.9% in 1996. The lower effective income tax rate and provision for 1996 are due to credits of $43.7 million recorded during the third quarter of 1996 to recognize net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service. Excluding the tax benefits recorded in 1996, the effective income tax rate for 1996 was 35.2%. See Note 6 to our annual consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     We ended 1998 with cash and equivalents of $202.6 million compared with $384.1 million in 1997 and $446.0 million in 1996. Beginning in 1998, we changed Dresser's fiscal year-end to our calendar year-end. Dresser's cash flows in 1998 are measured from December 31, 1997, rather than from the October 31, 1997 balances as reported on the consolidated balance sheets.

     Cash flows from operating activities were $454.1 million for 1998 compared to $833.1 million for 1997 and $864.2 million for 1996. In 1998, the primary use of cash for operating activities was to fund increased working capital requirements.

     Cash flows used in investing activities were $846.1 million for 1998, $873.3 million for 1997 and $759.1 million for 1996. The majority of cash used for investing activities during 1998 was for capital expenditures. Capital expenditures in 1998 increased slightly over 1997. Our continued investment in our enterprise-wide information systems initiative offset declines in other capital spending. Cash used in investing activities in 1997 also includes the acquisitions of OGC of approximately $118.3 million, and Kinhill of approximately $34.0 million, and an interest in PES (International) Limited of approximately $33.6 million. These uses were offset by the sale of our environmental business for about $32.0 million. In 1996, investing activities included a $41.3 million expenditure for our share of the purchase price of a subsidiary acquired by our former 36% owned affiliate, M-I L.L.C. Also in 1996, several other acquisitions were made which used $32.2 million of cash.

     Cash flows from financing activities provided $253.7 million in 1998 and used $20.6 million in 1997 and $148.4 million in 1996. We issued $150.0 million of long-term debt under our medium-term note program in 1998. Also in 1998, we had net borrowings of short-term debt of $369.3 million and proceeds from exercise of stock options of $49.1 million. Dividends to shareholders used $254.2 million of cash in 1998. During 1997, cash was provided by proceeds from debt issued under our medium-term note program of $300.0 million plus $3.2 million of other long-term borrowings and proceeds from the exercise of stock options of $71.5 million. Offsetting these inflows were payments on long-term debt of $17.7 million, net repayments on short-term borrowings of $85.8 million, payments to reacquire common stock of $44.1 million, and dividend payments of $250.3 million. Cash used for financing activities during 1996 consisted primarily of dividend payments of $239.6 million and payments to reacquire common stock of $235.2 million. These uses were offset by proceeds from long-term borrowings of $295.6 million and proceeds from the exercise of stock options of $42.6 million. Our combined short-term notes payable and long-term debt was 32%, 24% and 23% of total capitalization at the end of 1998, 1997 and 1996, respectively.

     We have the ability to borrow additional short-term and long-term funds if necessary. See Note 8 to our annual consolidated financial statements regarding our short-term lines of credit, notes payable and long-term debt.

FINANCIAL INSTRUMENT MARKET RISK

     We are exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, we selectively hedged our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments include the following types of market risk:

        .  volatility of the currency rates;
        .  time horizon of the derivative instruments;

        .  market cycles; and
        .  the type of derivative instruments used.

     We do not use derivative instruments for trading purposes. See Note 1 to our annual consolidated financial statements for additional information on our accounting policies on derivative instruments. See Note 15 to our consolidated financial statements for additional disclosures related to derivative instruments.

     Foreign exchange. We operate in over 120 countries. However, we hedge only foreign currencies that are highly liquid and select derivative instruments or a combination of instruments whose fluctuation in value is offset by the fluctuation in value to the underlying exposure. These hedges generally have expiration dates that do not exceed two years. We manage our foreign exchange hedging activities through a control system which includes monitoring of cash balances in traded currencies and use analytical techniques which include value at risk estimations, and other procedures.

     Interest rates. We have exposure to interest rate risk from our long-term debt with interest based on LIBOR for the U.K. pound sterling plus 0.75% which was incurred to acquire the Royal Dockyard in Plymouth, England. This risk is partially offset by a compensating balance of approximately one-half of the outstanding debt amount which earns interest at the same rate. Our use of the compensating balance is restricted and the balance is included in other assets on our consolidated balance sheets. See Note 8 to our annual consolidated financial statements for additional discussion of the Dockyard Loans.

     Value at risk. We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of our foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is an undiversified calculation based on the variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at December 31, 1998. The resulting value at risk of $2.8 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.

     Interest rate exposures. The following table represents principal amounts at December 31, 1998, and related weighted average interest rates by year of maturity for our restricted cash and long-term debt obligations. Other notes with varying interest rates of $10.2 million as shown in Note 8 to our annual consolidated financial statements are excluded from the following table.

                                                          Expected maturity date
                                  -------------------------------------------------------------------                 Fair
Millions of dollars                 1999       2000      2001      2002       2003      Thereafter       Total        Value
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Restricted cash - British
  pound sterling                     4.1        4.1       4.1       2.6          -           -            14.9         14.9
      Average variable rate         6.38%      6.17%     6.04%     5.93%         -           -            6.22%
Long-term debt:
   U.S. dollar                      50.0      300.0         -      75.0      138.6       825.0         1,388.6      1,538.0
      Average fixed rate            6.27%      6.25%        -      6.30%       8.0%       7.58%           7.56%
   British pound sterling
      (Dockyard Loans)               8.1        8.1       8.1       5.1          -           -            29.4         29.4
      Average variable rate         6.38%      6.17%     6.04%     5.93%         -           -             6.22%
--------------------------------------------------------------------------------------------------------------------------------

     Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. These implied forward rates should not be viewed as predictions of actual future interest rates. Restricted cash and the Dockyard Loans earn interest at LIBOR for U.K. pounds sterling plus 0.75%. Instruments that are denominated in currencies other than the U.S. dollar reporting currency are subject to foreign exchange rate risk as well as interest rate risk.

RESTRUCTURING ACTIVITIES
------------------------
     During the third and fourth quarters of 1998, we incurred special charges totaling $980.1 million related to the Dresser merger and industry downturn.

     Summary. The 1998 special charges include actions necessary to more efficiently meet the needs of our customers, to eliminate duplicate capabilities and excess capacity and to position us for the future. These actions were also taken to integrate our operations into three business segments, supported by a shared services organization across the entire company.

     All business segments, shared services and corporate offices have been impacted since the Dresser merger by the restructuring activities, including:

       . integration of two corporate offices, . integration of operational and shared services officers and management teams,
       . personnel reductions necessary to match the new business structure and industry environment,
       .  integration of businesses and product service lines, including:
          -  Halliburton Energy Services' drilling operations into Sperry-Sun,
          - Dresser Oil Tools into Halliburton Energy Services completion products,
          - SubSea, Rockwater and Wellstream within Brown & Root Energy Services, and
          - M.W. Kellogg and Brown & Root Engineering and Construction into Kellogg Brown & Root,
       . integration of facilities across business units and the entire company,
       . impairments or write-offs of duplicate intangible assets and software, . impairments or write-offs of excess or duplicate machinery, equipment, and inventory, and
       .  integration of shared service support functions.

     We believe the management and employees have remained focused on the needs of our customers during this transitional period, although transitional demands have required considerable amounts of time, energy and resources. At the time of the merger, our senior management was selected from the aggregate senior officers of Dresser and Halliburton. Operational and shared service managers were then similarly selected. We expect most merger integration activities to be complete by the end of the second quarter of 1999.

     We expect most restructuring activities accrued for in the 1998 special charges to be completed and expended by the end of 1999. The exceptions are reserves for losses on facilities to be disposed of and any other actions, which may require negotiations with outside parties extending past the end of the year. Through December 31, 1998 we used $111.5 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at December 31, 1998 is expected to result in future cash outlays of approximately $330.0 million during 1999 and possibly into 2000.

     We have in process a program to exit over 400 service, administrative and manufacturing facilities accrued for in the 1998 special charges. Most of these properties are within the Energy Services Group.

     The 1998 charges included $509.4 million of asset related write-offs, write-downs and charges; $234.7 million of personnel related charges; $126.2 million of facility consolidation charges; $64.0 million of merger transaction costs; and $45.8 million of other related charges.

     Asset Related Charges. The $509.4 million of asset related charges related to impairments created by both the merger with Dresser and market conditions.
We reviewed assets by product service line to determine if impairments existed due to these major events as required by SFAS No. 121.

  The overall market assumptions on which the impairment computations were made assumed that 1999 calendar year drilling activity as measured by worldwide rig count would be 1,900 rigs, an increase from the 1,700 level in the third quarter of 1998. Rig count for calendar year 2000 and beyond was assumed to increase about 3% per year based upon estimated long-term growth in worldwide demand for
oil and gas.   These assumptions represented our best estimates and were based on market data available at the time of the merger.

  Approximately $325.9 million of the asset related charges related to two product service lines, drilling and logging.

  Our pre-merger drilling business consisted of logging-while-drilling, measurement-while-drilling and directional drilling services. The majority of our pre-merger logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business ("Pathfinder") were required to be sold under a Department of

Justice Consent Decree. We plan to integrate the remaining drilling business with the Sperry Sun operations of Dresser. Our strategy will focus generally on operating under the Sperry Sun name and using Sperry Sun's superior technology, tools and industry reputation. Our remaining pre-merger drilling assets and technology are to be de-emphasized as they wear out or become obsolete. These tools will not be replaced resulting in significant decreases in future cash flows and an impairment of the excess of cost over net assets and related long-lived assets.

     Significant forecast assumptions included a revenue decline in the remaining pre-merger drilling business due to the Pathfinder sale in the first year. Related revenue and operating income over the following 10 years were projected to decline due to reduced business opportunities resulting from our shift in focus toward Sperry Sun's tools and technologies. In addition to the $125.2 million impairment of excess of cost over net assets acquired, related long-lived asset impairments consisted of $61.0 million of property and equipment and $13.7 million of related spare parts, the value of which was estimated using the held for use model during the forecast period. In addition, an impairment of $3.0 million was recorded related to property and equipment and $18.0 million of spare parts sold in the Pathfinder sale using the held for sale model.

     The merger of Halliburton and Dresser enabled the acceleration of a formation evaluation strategy. This strategy takes advantage of Sperry Sun's logging-while-drilling competitive position and reputation for reliability combined with our Magnetic Resonance Imaging Logging ("MRIL") technology acquired with the NUMAR Corporation acquisition in 1997. Prior to the merger, we were focused on growing the traditional logging business while working toward development of new systems to maximize the MRIL technology. The merger allows us to implement the new strategy and place the traditional logging business in a sustaining mode. This change in focus and strategy will result in a shift of operating cash flows away from our traditional logging business, creating an impairment of the excess of cost over net assets and related long-lived assets related to our logging business.

     Significant forecast assumptions included revenues decreasing slowly over the 10-year period, reflecting the decline in the traditional logging markets. Operating income initially was forecasted to increase due to cost cutting activity, and then to decline as revenue decreased due to the significant fixed costs in this product service line. In addition to the $51.2 million impairment of the excess of cost over net assets acquired, related long-lived asset impairments consisted of $22.0 million of property and equipment and $31.8 million of spare parts which management estimated using the held for use model during the forecast period.

     Other significant Energy Services Group product service lines included in asset related charges were Mono Pumps of $43.6 million and AVA of $37.0 million. See Note 7 to the annual consolidated financial statements for further information.

     Other Merger Related Activities. We expect to incur additional merger related incremental costs of approximately $120.0 million through the end of 1999 that do not qualify as a special charge under the accounting rules. These costs include the relocation of personnel, inventory and equipment as part of facility consolidation efforts; implementing a company-wide common information technology infrastructure; merging engineering work practices; harmonizing employee benefit programs; and developing common policies and procedures to provide best practices. Approximately $24.0 million of such costs were incurred during the fourth quarter of 1998. During 1999, approximately $50.0 million will be expensed during the first and second quarters. See Note 7 to the annual consolidated financial statements for additional information on special charges incurred in 1998.

ENVIRONMENTAL MATTERS

     Some of our subsidiaries are involved as a potentially responsible party in remedial activities to clean up several "Superfund" sites under federal law. Federal law imposes joint and several liability, if the harm is indivisible, on certain persons without regard to fault, the legality of the original disposal or ownership of the site. It is very difficult to quantify the potential impact of compliance with environmental protection laws. However, our management believes that any liability of our subsidiaries for all but one site will not have a material adverse effect on our results of operations. See Note 10 to the annual consolidated financial statements for additional information on the one site.

YEAR 2000 ISSUE

     The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by our software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of our business which could have a material adverse impact on the results of our operations.

     In response to the Y2K issue, we have implemented an enterprise-wide Year 2000 Program designed to identify, assess and address significant Y2K issues in our key business operations, including products and services, suppliers, business and engineering applications, information technology systems, facilities, infrastructure and joint venture projects.

     The Year 2000 Program is a comprehensive, integrated, multi-phase process covering information technology systems and hardware as well as equipment and products with embedded computer chip technology. The primary phases of the program are:

     .  inventorying existing equipment and systems;
     . assessing equipment and systems to identify those which are not Y2K ready and to prioritize critical items;
     . remediating, repairing or replacing non-Y2K ready equipment and systems; . testing to verify Y2K readiness has been achieved; and . deploying and certifying.

     At the end of 1998, we completed our inventory and assessment of all mission critical items. We estimate that we will complete the majority of our remediation phase by the end of the third quarter of 1999.

     In the fourth quarter of 1998, Landmark Graphics Corporation, our wholly-owned subsidiary, released its Year 2000 tested version of its integrated solutions software product.

     Overall we estimate that we are approximately 50% complete with our Year 2000 Program and anticipate having our products and mission-critical systems and equipment Y2K ready during the third quarter of 1999. The balance of 1999 will be focused on deployment, certification, testing and implementation of new and modified programs as required.

     The Y2K issue is a pervasive problem for most companies due to the interdependence of computer systems. Therefore, we are continually assessing the risks surrounding this issue and its potential impact on us. This includes the initial phases of business continuity planning, audits by customers and meetings with our material customers and suppliers. Meetings and presentations with key suppliers to date have not identified any key suppliers who expect significant Y2K interruption of services or supplies to us. Failure to address Y2K issues could result in business disruption that could materially affect our operations. In an effort to minimize business interruptions, we are currently in the process of developing contingency plans in the event circumstances prevent us from meeting any portion of our current program schedule. These contingency plans are expected to be completed by April 1999.

     Through 1998, we have incurred approximately $22.0 million in costs related to its Year 2000 Program. We estimate that prior to January 1, 2000 we will have spent approximately $50.0 million to address the Y2K issue. These estimates do not include the costs associated with our initiatives discussed below. Costs associated with the Year 2000 Program are being treated as period costs and expensed as incurred.

     Independent of, but concurrent with, our Y2K review, we are installing an enterprise-wide business information system which is scheduled to replace some of our key finance, administrative and marketing software systems by the end of 1999 and is Y2K ready. In addition, and as a separate activity, we are in the process of replacing and standardizing our desktop computing equipment and software and updating our communications infrastructure. A third party is updating the communications infrastructure. The replacement of desktop equipment and software is an internal program based on our common office environment initiative that has been expanded to include Dresser. Both of these programs will be completed by the end of 1999. All hardware and software installed as a part of these programs are Y2K ready.

ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The guidelines set forth in SOP 98-1 do not differ significantly from our current accounting policy for internal use software and therefore we do not expect a material impact on our results of operations or financial position from the adoption of SOP 98-1. We adopted SOP 98-1 effective January 1, 1999.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective January 1, 1999 and we expect to record expense of approximately $30 million pretax or $0.04 after-tax per diluted share from the adoption of SOP 98-5 as the cumulative effect of an accounting change. Estimated annual expense for 1998 under SOP 98-5 would not have been materially different from the amount expensed under the current accounting treatment.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. SFAS 133 is effective for us beginning January 1, 2000. We are currently evaluating SFAS 133 to identify implementation and compliance methods and we have not yet determined the effect, if any, on our results of operations or financial position.

FORWARD-LOOKING INFORMATION

     As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Halliburton Company cautions that the statements in this annual report and elsewhere, which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact Halliburton Company's actual results of operations. While such forward-looking information reflects Halliburton Company's best judgement based on current information, it involves a number of risks and uncertainties and there can be no assurance that other factors will not affect the accuracy of such forward-looking information. While it is not possible to identify all factors, Halliburton Company continues to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:

     . litigation, including, for example, asbestosis litigation and environmental litigation;
     . trade restrictions and economic embargoes imposed by the United States and other countries;
     . environmental laws, including those that require emission performance standards for new and existing facilities;
     . unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
     . operations in countries with significant amounts of political risk, for example, Russia, Algeria and Nigeria;
     . the effects of severe weather conditions, including hurricanes and tornadoes, on operations and facilities;
     . the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
     . the magnitude of governmental spending for military and logistical support of the type that we provide;
     . changes in capital spending by customers in the hydrocarbon industry for exploration, development, production, processing, refining, and pipeline delivery networks;
     . changes in capital spending by governments for infrastructure projects of the sort that we perform;
     . changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
     .  consolidation of customers in the oil and gas industry;

     .  technological and structural changes in the industries that we serve;
     .  changes in the price of oil and natural gas;
     .  changes in the price of commodity chemicals that we use;
     . risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins;
     .  claim negotiations with customers on cost variances on major projects;
     . computer software, hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton which may be impacted by the Year 2000 issue;
     . the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
     . increased competition in the hiring and retention of employees in certain areas, for example, accounting, treasury and Year 2000 remediation; and
     . integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton.

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



                                    /s/ ARTHUR ANDERSEN LLP
                                    -----------------------
                                     ARTHUR ANDERSEN LLP


Dallas, Texas,
  January 25, 1999

RESPONSIBILITY FOR FINANCIAL REPORTING


     We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.

     We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the preparation of financial statements. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Board, operating through its Audit Committee, which is composed entirely of Directors who are not current or former officers or employees of the company, provides oversight to the financial reporting process.

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

     We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 1998, our system of internal control over financial reporting met those criteria.



Halliburton Company

by:



     /s/ RICHARD B. CHENEY                    /s/ GARY V. MORRIS
     -----------------------              ----------------------------
         Richard B. Cheney                       Gary V. Morris
       Chief Executive Officer            Executive Vice President and
                                             Chief Financial Officer

Dallas, Texas
January 11, 2000

                              Halliburton Company
                       Consolidated Statements of Income
                  (Millions of dollars except per share data)


                                                                                       Years ended December 31
                                                                           ---------------------------------------------
                                                                                  1998            1997            1996
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Services                                                                   $  12,089.4     $  11,256.3     $   9,461.1
  Sales                                                                          5,069.9         4,857.0         4,351.7
  Equity in earnings of unconsolidated affiliates                                  193.8           158.3           133.8
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          $  17,353.1     $  16,271.6     $  13,946.6
------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of services                                                           $  11,127.0     $  10,163.9     $   8,708.0
  Cost of sales                                                                  4,342.0         4,037.8         3,628.3
  General and administrative                                                       600.1           665.0           621.3
  Special charges and credits                                                      887.5             6.2            85.8
------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                         16,956.6        14,872.9        13,043.4
------------------------------------------------------------------------------------------------------------------------
Operating income                                                                   396.5         1,398.7           903.2
Interest expense                                                                  (136.8)         (111.3)          (84.6)
Interest income                                                                     27.8            21.9            26.9
Foreign currency losses                                                            (12.4)           (0.7)          (19.1)
Other nonoperating income, net                                                       3.7             4.5             4.6
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                   278.8         1,313.1           831.0
Provision for income taxes                                                        (244.4)         (491.4)         (248.4)
Minority interest in net income of consolidated subsidiaries                       (49.1)          (49.3)          (24.7)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $     (14.7)    $     772.4     $     557.9
========================================================================================================================

Income (loss) per common share:
------------------------------------------------------------------------------------------------------------------------
     Basic                                                                   $     (0.03)    $      1.79     $      1.30
------------------------------------------------------------------------------------------------------------------------
     Diluted                                                                 $     (0.03)    $      1.77     $      1.29
========================================================================================================================


Weighted average common shares outstanding:
     Basic                                                                         438.8           431.1           429.2
     Diluted                                                                       438.8           436.1           432.1


See notes to annual financial statements.

                              Halliburton Company
                          Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)

                                                                                                December 31
                                                                                     --------------------------------
                                                                                            1998            1997
---------------------------------------------------------------------------------------------------------------------
                                         Assets
Current assets:
  Cash and equivalents                                                                    $     202.6     $     384.1
  Receivables:
    Notes and accounts receivable (less allowance for bad debts of $76.6 and $58.6)           3,345.5         2,980.4
    Unbilled work on uncompleted contracts                                                      514.9           407.2
---------------------------------------------------------------------------------------------------------------------
      Total receivables                                                                       3,860.4         3,387.6
  Inventories                                                                                 1,284.7         1,294.1
  Deferred income taxes, current                                                                432.2           202.6
  Other current assets                                                                          286.1           169.7
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                      6,066.0         5,438.1
Property, plant and equipment:
    At cost                                                                                   6,824.4         6,646.0
    Less accumulated depreciation                                                             3,928.5         3,879.6
---------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                       2,895.9         2,766.4
Equity in and net advances to related companies                                                 587.0           761.2
Excess of cost over net assets acquired (net of accumulated amortization
     of $240.1 and $205.7)                                                                      764.6         1,024.6
Deferred income taxes, noncurrent                                                               336.9           273.0
Other assets                                                                                    415.5           441.0
---------------------------------------------------------------------------------------------------------------------
    Total assets                                                                          $  11,065.9     $  10,704.3
=====================================================================================================================
                       Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable and current maturities of long-term debt                       $     573.5     $      57.9
  Accounts payable                                                                            1,008.5         1,132.4
  Accrued employee compensation and benefits                                                    402.2           516.1
  Advance billings on uncompleted contracts                                                     513.3           638.3
  Income taxes payable                                                                          245.6           335.2
  Accrued special charges                                                                       359.1             6.1
  Other current liabilities                                                                     834.2           767.3
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 3,936.4         3,453.3
Long-term debt                                                                                1,369.7         1,296.9
Employee compensation and benefits                                                            1,006.6         1,013.7
Other liabilities                                                                               521.8           460.1
Minority interest in consolidated subsidiaries                                                  170.2           163.4
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                         7,004.7         6,387.4
---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share - authorized 600.0 shares,
     issued 445.9 and 453.7 shares                                                            1,114.7         1,134.3
  Paid-in capital in excess of par value                                                          8.2           168.2
  Deferred compensation                                                                         (50.6)          (44.3)
  Accumulated other comprehensive income                                                       (148.8)         (131.1)
  Retained earnings                                                                           3,236.0         3,563.4
---------------------------------------------------------------------------------------------------------------------
                                                                                              4,159.5         4,690.5
  Less 5.9 and 15.8 shares treasury stock, at cost                                               98.3           373.6
---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                               4,061.2         4,316.9
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                           $  11,065.9     $  10,704.3
=====================================================================================================================
See notes to annual financial statements.

                              HALLIBURTON COMPANY
                     Consolidated Statements of Cash Flows
                             (Millions of dollars)

                                                                                                    Years ended December 31
                                                                                           ---------------------------------------
                                                                                                 1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                         $   (14.7)    $   772.4      $  557.9
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                              587.0         564.3         497.7
      Provision (benefit) for deferred income taxes                                             (293.4)          2.6         (13.4)
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                                    (22.5)        (84.6)        (57.2)
      Accrued special charges                                                                    329.7         (51.6)         57.7
      Other non-cash items                                                                       355.8          66.2          33.1
      Other changes, net of non-cash items:
        Receivables                                                                             (279.9)       (408.8)       (363.5)
        Inventories                                                                              (66.3)       (117.1)       (147.5)
        Accounts payable                                                                         (45.3)        (49.7)         98.8
        Other working capital, net                                                              (142.5)         39.9         286.9
        Other, net                                                                                46.2          99.5         (86.3)
----------------------------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                                    454.1         833.1         864.2
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                         (914.3)       (880.1)       (731.1)
   Sales of property, plant and equipment                                                        100.0         180.6          64.4
   Acquisitions of businesses, net of cash acquired                                              (40.4)       (161.5)        (60.5)
   Dispositions of businesses, net of cash disposed                                                7.7          37.6          21.6
   Other investing activities                                                                      0.9         (49.9)        (53.5)
----------------------------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                                   (846.1)       (873.3)       (759.1)
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Borrowings of long-term debt                                                                  150.0         303.2         295.6
   Payments on long-term debt                                                                    (26.7)        (17.7)         (8.2)
   Net borrowings (payments) of short-term debt                                                  369.3         (85.8)         (7.3)
   Payments of dividends to shareholders                                                        (254.2)       (250.3)       (239.6)
   Proceeds from exercises of stock options                                                       49.1          71.5          42.6
   Payments to reacquire common stock                                                            (19.9)        (44.1)       (235.2)
   Other financing activities                                                                    (13.9)          2.6           3.7
----------------------------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                                    253.7         (20.6)       (148.4)
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                           (5.4)         (1.1)          1.0
----------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                                (143.7)        (61.9)        (42.3)
Cash and equivalents at beginning of year  *                                                     346.3         446.0         488.3

----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                                          $   202.6     $   384.1      $  446.0
==================================================================================================================================
Supplemental disclosure of cash flow information:
   Cash payments during the period for:
      Interest                                                                               $   137.0     $   106.1      $   76.1
      Income taxes                                                                               534.8         307.4         191.1
   Non-cash investing and financing activities:
      Liabilities assumed in acquisitions of businesses                                      $     5.4     $   337.1      $   39.4
      Liabilities disposed of in dispositions of businesses                                       23.6         205.5           9.8
==================================================================================================================================

* Cash balance at the beginning of 1998 does not agree to the prior year ending cash balance in order to conform
Dresser's fiscal year to Halliburton's calendar year.

See notes to annual financial statements.

                              HALLIBURTON COMPANY
                Consolidated Statements of Shareholders' Equity
             (Millions of dollars and shares except per share data)
                                                                          Years ended December 31
                                                                -----------------------------------------
                                                                       1998           1997          1996
---------------------------------------------------------------------------------------------------------
Common stock (number of shares)
   Balance at beginning of year                                        453.7          221.7         221.3
   Shares issued under incentive stock plans, net of forfeitures         1.1            1.3           0.3
   Cancellation of treasury stock                                       (8.9)             -          (0.1)
   Shares issued in connection with acquisition                            -            8.2             -
   Two-for-one common stock split                                          -          222.5             -
   Shares issued pursuant to stock warrant agreement                       -              -           0.2
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                              445.9          453.7         221.7
---------------------------------------------------------------------------------------------------------
Common stock (dollars)
   Balance at beginning of year                                   $  1,134.3     $    554.3     $   553.3
   Shares issued under incentive stock plans, net of forfeitures         2.7            3.2           0.9
   Cancellation of treasury stock                                      (22.3)             -          (0.3)
   Shares issued in connection with acquisition                            -           20.5             -
   Two-for-one common stock split                                          -          556.3             -
   Shares issued pursuant to stock warrant agreement                       -              -           0.4
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $  1,114.7     $  1,134.3     $   554.3
---------------------------------------------------------------------------------------------------------
Paid-in capital in excess of par value
   Balance at beginning of year                                   $    168.2     $    615.1     $   593.9
   Shares issued under incentive stock plans, net of forfeitures        43.0           51.4          18.3
   Cancellation of treasury stock                                     (209.3)             -          (3.6)
   Shares issued in connection with employee compensation plans          6.3           21.4          (1.0)
   Shares issued in connection with acquisition                            -           36.6             -
   Two-for-one common stock split                                          -         (556.3)            -
   Shares issued pursuant to stock warrant agreement                       -              -           7.5
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $      8.2     $    168.2     $   615.1
---------------------------------------------------------------------------------------------------------
Deferred compensation
   Balance at beginning of year                                   $    (44.3)    $    (22.9)    $   (23.9)
   Current year awards, net                                             (6.3)         (21.4)          1.0
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $    (50.6)    $    (44.3)    $   (22.9)
---------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
   Cumulative translation adjustment                              $   (141.4)    $   (127.2)    $   (93.9)
   Pension liability adjustment                                         (7.4)          (3.9)         (6.9)
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $   (148.8)    $   (131.1)    $  (100.8)
---------------------------------------------------------------------------------------------------------
Cumulative translation adjustment
   Balance at beginning of year                                   $   (127.2)    $    (93.9)    $  (104.7)
   Conforming fiscal years                                             (14.8)             -             -
   Sale of M-I L.L.C.                                                    9.4              -             -
   Current year changes, net of tax                                     (8.8)         (33.3)         10.8
---------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $   (141.4)    $   (127.2)    $   (93.9)
---------------------------------------------------------------------------------------------------------
See notes to annual financial statements.

                              HALLIBURTON COMPANY
                Consolidated Statements of Shareholders' Equity
                                  (continued)
             (Millions of dollars and shares except per share data)
                                                                           Years ended December 31
                                                                ------------------------------------------
                                                                       1998           1997           1996
----------------------------------------------------------------------------------------------------------
Pension liability adjustment
   Balance at beginning of year                                   $     (3.9)    $     (6.9)    $     (7.0)
   Current year adjustment                                              (3.5)           3.0            0.1
----------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $     (7.4)    $     (3.9)    $     (6.9)
----------------------------------------------------------------------------------------------------------
Retained earnings
   Balance at beginning of year                                   $  3,563.4     $  3,077.1     $  2,758.8
   Net income (loss)                                                   (14.7)         772.4          557.9
   Cash dividends paid                                                (254.2)        (250.3)        (239.6)
   Cancellation of treasury stock                                      (61.1)             -              -
   Pooling of interests acquisition                                        -          (35.8)             -
   Conforming fiscal years                                               2.6              -              -
----------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $  3,236.0     $  3,563.4     $  3,077.1
----------------------------------------------------------------------------------------------------------
Treasury stock (number of shares)
   Beginning of year                                                    15.8            8.6            5.6
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                        (1.1)          (1.5)          (1.2)
   Shares purchased                                                      0.1            0.7            4.3
   Cancellation of treasury stock                                       (8.9)             -           (0.1)
   Two-for-one common stock split                                          -            8.0              -
----------------------------------------------------------------------------------------------------------
   Balance at end of year                                                5.9           15.8            8.6
----------------------------------------------------------------------------------------------------------
Treasury stock (dollars)
   Beginning of year                                              $    373.6     $    381.4     $    193.4
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                        (8.5)         (51.9)         (43.3)
   Shares purchased                                                      3.5           44.1          235.2
   Cancellation of treasury stock                                     (270.3)             -           (3.9)
----------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $     98.3     $    373.6     $    381.4
----------------------------------------------------------------------------------------------------------
Comprehensive income
   Net income (loss)                                              $    (14.7)    $    772.4     $    557.9
   Translation rate changes, net of tax                                 (8.8)         (33.3)          10.8
   Current year adjustment to minimum pension liability                 (3.5)           3.0            0.1
----------------------------------------------------------------------------------------------------------
   Total comprehensive income                                     $    (27.0)    $    742.1     $    568.8
----------------------------------------------------------------------------------------------------------



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

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other companies in which the Company owns between 20-50% are accounted for on the equity method. Certain prior year amounts have been reclassified to conform with the current year presentation. Certain reclassifications and additional disclosures have been made in this Form 10-K/A, primarily related to the Company's special charges and credits.

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

     Excess of Cost Over Net Assets Acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The excess of cost over net assets acquired is continually monitored for potential impairment. When negative conditions such as significant current or projected operating losses exist, a review is performed to determine if the projected undiscounted future cash flows indicate that an impairment exists. If an impairment exists, the excess of cost over net assets acquired, and, if appropriate, the associated assets are reduced to reflect the estimated discounted cash flows to be generated by the underlying business, similar to methodologies in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."

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

     Derivative Instruments. The Company primarily enters into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates and from time to time enters into derivatives to hedge exposures to interest rates or commodity prices. The Company does not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments to hedge exposure with an indeterminable maturity date are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains or losses on hedges of identifiable commitments are deferred and recognized when the offsetting gains or losses on the related hedged items are recognized. Deferred gains or losses for hedges which are terminated prior to the transaction date are recognized when the underlying hedged transactions are recognized. In the event an identifiable commitment is no longer expected to be realized, any deferred gains or losses on hedges associated with the commitment are recognized currently. Costs associated with entering into such contracts are presented in other assets, while deferred gains or losses are included in other liabilities or other assets, respectively, on the consolidated balance sheets. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income, while gains or losses on interest rate derivatives and commodity derivatives are included in interest expense and operating income, respectively. During the years ended December 31, 1998, 1997 and 1996, the Company did not enter into any significant transactions to hedge interest rates or commodity prices.

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

Operations by Business Segment
                                                                      Years ended December 31
                                                          ---------------------------------------------
Millions of dollars                                              1998            1997            1996
-------------------------------------------------------------------------------------------------------
Revenues:
  Energy Services Group                                     $   9,009.5     $   8,504.7     $   6,515.4
  Engineering and Construction Group                            5,494.8         4,992.8         4,720.7
  Dresser Equipment Group                                       2,848.8         2,774.1         2,710.5
-------------------------------------------------------------------------------------------------------
    Total                                                   $  17,353.1     $  16,271.6     $  13,946.6
-------------------------------------------------------------------------------------------------------
Operating income:
  Energy Services Group                                     $     971.0     $   1,019.4     $     698.0
  Engineering and Construction Group                              237.2           219.0           134.0
  Dresser Equipment Group                                         247.8           248.3           229.3
  Special charges and credits                                    (980.1)          (16.2)          (85.8)
  General corporate                                               (79.4)          (71.8)          (72.3)
-------------------------------------------------------------------------------------------------------
    Total                                                   $     396.5     $   1,398.7     $     903.2
-------------------------------------------------------------------------------------------------------
Capital expenditures:
  Energy Services Group                                     $     707.6     $     682.9     $     493.9
  Engineering and Construction Group                               33.5            61.5           105.6
  Dresser Equipment Group                                          72.9            76.4           119.0
  General corporate                                               100.3            59.3            12.6
-------------------------------------------------------------------------------------------------------
    Total                                                   $     914.3     $     880.1     $     731.1
-------------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Energy Services Group                                     $     405.4     $     395.0     $     338.5
  Engineering and Construction Group                               48.8            63.3            58.7
  Dresser Equipment Group                                          86.8            98.6            92.8
  General corporate                                                46.0             7.4             7.7
-------------------------------------------------------------------------------------------------------
    Total                                                   $     587.0     $     564.3     $     497.7
-------------------------------------------------------------------------------------------------------
Total assets:
  Energy Services Group                                     $   6,618.1     $   6,050.5     $   4,999.2
  Engineering and Construction Group                            1,404.7         1,645.8         1,490.7
  Dresser Equipment Group                                       1,944.2         2,115.3         2,126.8
  General corporate                                             1,098.9           892.7           970.1
-------------------------------------------------------------------------------------------------------
    Total                                                   $  11,065.9     $  10,704.3     $   9,586.8
-------------------------------------------------------------------------------------------------------
Research and development:
  Energy Services Group                                     $     220.0     $     173.8     $     150.1
  Engineering and Construction Group                                3.9             2.1             4.0
  Dresser Equipment Group                                          84.2            83.3            63.9
-------------------------------------------------------------------------------------------------------
    Total                                                   $     308.1     $     259.2     $     218.0
-------------------------------------------------------------------------------------------------------
Special charges and credits:
  Energy Services Group                                     $     721.1     $     (13.8)    $      43.1
  Engineering and Construction Group                               39.6             2.8            42.7
  Dresser Equipment Group                                          21.1            27.2               -
  General corporate                                               198.3               -               -
-------------------------------------------------------------------------------------------------------
    Total                                                   $     980.1     $      16.2     $      85.8
-------------------------------------------------------------------------------------------------------

Operations by Geographic Area
                                                                     Years ended December 31
                                                          -------------------------------------------
Millions of dollars                                                1998           1997           1996
-----------------------------------------------------------------------------------------------------
Revenues:
  United States                                             $   6,132.2    $   6,506.5    $   5,730.0
  United Kingdom                                                2,246.7        2,315.0        1,504.6
  Other areas (over 120 countries)                              8,974.2        7,450.1        6,712.0
-----------------------------------------------------------------------------------------------------
    Total                                                   $  17,353.1    $  16,271.6    $  13,946.6
-----------------------------------------------------------------------------------------------------
Long-lived assets:
  United States                                             $   2,400.5    $   2,518.9    $   2,432.9
  United Kingdom                                                  594.5          775.0          626.9
  Other areas (numerous countries)                              1,053.1          980.9          956.6
-----------------------------------------------------------------------------------------------------
    Total                                                   $   4,048.1    $   4,274.8    $   4,016.4
-----------------------------------------------------------------------------------------------------

Note 3.  Inventories
         Inventories at December 31, 1998 and 1997 are comprised of the following:

Millions of dollars                                            1998           1997
----------------------------------------------------------------------------------
Finished products and parts                              $    621.2     $    665.8
Raw materials and supplies                                    250.3          213.7
Work in process                                               561.4          535.8
Progress payments                                            (148.2)        (121.2)
----------------------------------------------------------------------------------
          Total                                          $  1,284.7     $  1,294.1
----------------------------------------------------------------------------------

  Inventories on the last-in, first-out (LIFO) method were $167.9 million and $195.9 million at December 31, 1998 and December 31, 1997, respectively. If the average cost or FIFO methods had been in use for inventories on the LIFO basis, total inventories would have been about $110.6 million and $100.8 million higher than reported at December 31, 1998 and 1997, respectively.

Note 4. Property, Plant and Equipment

        Property, plant and equipment at December 31, 1998 and 1997 is comprised of the following:

Millions of dollars                                            1998           1997
------------------------------------------------------------------------------------
Land                                                     $    142.2     $    136.0
Buildings and property improvements                         1,131.6        1,055.9
Machinery, equipment and other                              5,550.6        5,454.1
------------------------------------------------------------------------------------
          Total                                          $  6,824.4     $  6,646.0
------------------------------------------------------------------------------------

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

     The larger unconsolidated entities include European Marine Contractors, Limited (EMC), Bredero-Shaw and Ingersoll-Dresser Pump (IDP). EMC which is 50% owned by a subsidiary of the Company and part of the Energy Services Group, specializes in engineering, procurement and construction of marine pipelines. Bredero-Shaw, which is 50% owned by a subsidiary of the Company and part of the Energy Services Group, specializes in pipe coating. Effective February 29, 1996, a subsidiary of the Company entered into an agreement to form Bredero-Shaw, a strategic pipe-coating joint venture, with Shaw Industries Ltd. (Shaw) by contributing its Bredero Price assets and Shaw contributing its Shaw Pipe Protection assets on a worldwide basis. From formation until the fourth quarter of 1997, the Company fully consolidated Bredero-Shaw as its ownership interest in this joint venture exceeded 50%. During the fourth quarter of 1997, the Company and Shaw agreed to a long-term extension of the joint venture and decreased the Company's interest to 50%. In connection with the new agreement, Shaw agreed to pay a subsidiary of the Company $50 million over a four-year period. This transaction resulted in a fourth quarter pretax gain of $41.7 million which is reported in the consolidated statements of income in the caption "special charges and credits." For balance sheet purposes, at year-end 1997 the subsidiary of the Company deconsolidated Bredero-Shaw and accounted for its 50% interest in the joint venture as an equity investment. The subsidiary of the Company includes its share of equity earnings in the results of operations beginning January 1, 1998 under the equity method. IDP which is 49% owned by a subsidiary of the Company and part of the Dresser Equipment Group, manufactures a broad range of pump products and services.

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

     Summarized financial statements for all combined jointly-owned operations which are not consolidated are as follows:

Combined Operating Results
Millions of dollars                                 1998        1997          1996
----------------------------------------------------------------------------------
Revenues                                     $   5,244.0  $  3,958.9    $  3,505.5
----------------------------------------------------------------------------------
Operating income                             $     478.3  $    407.3    $    325.7
----------------------------------------------------------------------------------
Net income                                   $     341.0  $    316.2    $    236.3
----------------------------------------------------------------------------------

Combined Financial Position
Millions of dollars                                 1998        1997
--------------------------------------------------------------------
Current assets                               $   1,854.2  $  1,779.5
Noncurrent assets                                  322.3       576.0
--------------------------------------------------------------------
  Total                                      $   2,176.5  $  2,355.5
--------------------------------------------------------------------
Current liabilities                          $   1,074.6  $    859.6
Noncurrent liabilities                             118.2       245.3
Minority interests                                   3.9         8.1
Shareholders' equity                               979.8     1,242.5
--------------------------------------------------------------------
  Total                                      $   2,176.5  $  2,355.5
--------------------------------------------------------------------

Note 6.  Income Taxes
         The components of the (provision) benefit for income taxes are:

Millions of dollars                                             1998          1997          1996
-------------------------------------------------------------------------------------------------
Current income taxes
    Federal                                                 $  (301.8)    $  (167.2)    $   (82.0)
    Foreign                                                    (228.5)       (306.1)       (169.8)
    State                                                        (7.5)        (15.5)        (10.0)
-------------------------------------------------------------------------------------------------
         Total                                                 (537.8)       (488.8)       (261.8)
-------------------------------------------------------------------------------------------------
Deferred income taxes
    Federal                                                     291.8           5.4          61.2
    Foreign and state                                             1.6          (8.0)        (47.8)
-------------------------------------------------------------------------------------------------
         Total                                                  293.4          (2.6)         13.4
-------------------------------------------------------------------------------------------------
Total                                                       $  (244.4)    $  (491.4)    $  (248.4)
=================================================================================================

     Included in federal income taxes are foreign tax credits of $182.2 million in 1998, $154.0 million in 1997 and $109.2 million in 1996. The United States and foreign components of income (loss) before income taxes and minority interests are as follows:

Millions of dollars                                             1998          1997         1996
------------------------------------------------------------------------------------------------
United States                                               $  (306.4)    $    736.8    $  484.2
Foreign                                                         585.2          576.3       346.8
------------------------------------------------------------------------------------------------
    Total                                                   $   278.8     $  1,313.1    $  831.0
================================================================================================

   The primary components of the Company's deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                             1998         1997
----------------------------------------------------------------------------------
Gross deferred tax assets
      Employee benefit plans                                $    314.9    $  334.4
      Special charges                                            135.3           -
      Accrued liabilities                                         93.5        79.4
      Insurance accruals                                          74.8        71.5
      Construction contract accounting methods                    93.0        70.6
      Inventory                                                   59.8        37.4
      Intercompany profit                                         38.5        39.3
      Net operating loss carryforwards                            38.5        46.7
      Intangibles                                                 30.5           -
      Foreign tax credits                                            -        21.2
      Alternative minimum tax carryforward                        15.1        15.1
      All other                                                  125.7        80.1
----------------------------------------------------------------------------------
          Total                                                1,019.6       795.7
----------------------------------------------------------------------------------
Gross deferred tax liabilities
      Depreciation and amortization                               85.0       124.5
      Unrepatriated foreign earnings                              25.5        35.6
      Safe harbor leases                                          10.4        11.0
      All other                                                   99.6        85.0
----------------------------------------------------------------------------------
          Total                                                  220.5       256.1
----------------------------------------------------------------------------------
Valuation allowances
      Net operating loss carryforwards                            26.3        30.7
      All other                                                    3.7        33.3
----------------------------------------------------------------------------------
          Total                                                   30.0        64.0
----------------------------------------------------------------------------------
Net deferred income tax asset                               $    769.1    $  475.6
==================================================================================

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

Millions of dollars                                             1998          1997          1996
-------------------------------------------------------------------------------------------------
Provision computed at statutory rate                        $   (97.6)    $  (459.6)    $  (290.9)
Reductions (increases) in taxes resulting from:
    Tax differentials on foreign earnings                       (19.8)         (4.3)         14.2
    State income taxes, net of federal income tax benefit        (7.8)        (12.0)         (7.0)
    Net operating losses                                            -             -          22.7
    Special charges                                            (109.0)         (3.0)         (3.0)
    Federal income tax settlement                                   -             -          16.1
    Nondeductible goodwill                                      (12.2)        (12.5)         (8.9)
    Other items, net                                              2.0             -           8.4
-------------------------------------------------------------------------------------------------
        Total                                               $  (244.4)    $  (491.4)    $  (248.4)
=================================================================================================

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


1998 SPECIAL CHARGES


                                         Asset                         Facility           Merger
                                        Related      Personnel      Consolidation      Transaction       Other
Millions of dollars                     Charges       Charges          Charges           Charges        Charges       Total
---------------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense
Business Segment
Energy Services Group                  $  452.7       $  156.7           $   93.3         $      -      $  18.4    $  721.1
Engineering & Construction Group            7.9           19.1                7.9                -          4.7        39.6
Dresser Equipment Group                    18.1            1.4                1.6                -            -        21.1
General corporate                          30.7           57.5               23.4             64.0         22.7       198.3
---------------------------------------------------------------------------------------------------------------------------
Total                                  $  509.4       $  234.7           $  126.2         $   64.0      $  45.8    $  980.1
Utilized                               $ (509.4)      $  (44.5)          $   (3.4)        $  (59.5)     $  (4.2)   $ (621.0)
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998            $     --       $  190.2           $  122.8         $    4.5      $  41.6    $  359.1
===========================================================================================================================

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

     The above charges were reflected in the following captions of the consolidated statements of income:

                           Twelve Months Ended
Millions of dollars         December 31, 1998
------------------------------------------------
Cost of services                     $      68.2
Cost of sales                               24.4
Special charges and credits                887.5
--------------------------------------------------
Total                                $     980.1
==================================================


     Most restructuring activities accrued for in the 1998 special charges are expected to be completed and expended by the end of 1999. The exceptions are reserves for losses on facilities to be disposed of and any other actions, which may require negotiations with outside parties extending past the end of the year. Through December 31, 1998 the Company used $111.5 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at December 31, 1998 is expected to result in future cash outlays of approximately $330.0 million during 1999 and possibly into 2000.

ASSET RELATED CHARGES

     As a result of the Merger, Halliburton and Dresser's completion products operations and its formation evaluation businesses have been combined, excluding Halliburton's logging-while-drilling (LWD) business and a portion of its measurement-while-drilling (MWD) business which were required to be disposed of in connection with a Department of Justice consent decree. See Note 14. Based on the change in strategic direction, the outlook for the industry, the decision to standardize equipment product offerings and the expected loss on the disposition of the LWD business, the Company recorded impairments based upon anticipated future cash flows in accordance with SFAS 121. This resulted in write-downs of excess of cost over net assets acquired and associated long-lived assets associated to the directional drilling and formation evaluation businesses acquired in 1993 from Smith International Inc., the formation evaluation business acquired in the 1988 acquisition of Gearhart Industries, Inc., and Mono Pumps and AVA acquired in 1990 and 1992 as follows:

                                                                       Excess of     Related
                                                                          Cost        Long-
                                                                        Over Net      Lived
Millions of dollars                                                      Assets       Assets     Total
-------------------------------------------------------------------------------------------------------
Drilling operations of pre-merger Halliburton Energy Services             $125.2        $ 95.7   $220.9
Logging operations of pre-merger Halliburton Energy Services                51.2          53.8    105.0
Mono industrial and oilfield pump operations of Dresser                     43.6            --     43.6
AVA completion products business of Dresser Oil Tools                       33.5           3.5     37.0
Abandonment of a trademark                                                   0.7            --      0.7
-------------------------------------------------------------------------------------------------------
Total                                                                     $254.2        $153.0   $407.2
=======================================================================================================

     As discussed below, the merger caused the Company to reevaluate the realizability of excess cost over net assets acquired and related long-lived assets of these product service lines. Each business was considered to be impaired under SFAS No. 121 guidance.

     The overall market assumptions on which the impairment computations were made assumed that 1999 calendar year drilling activity as measured by worldwide rig count would be 1900 rigs which was up from the 1700 level in the third quarter of 1998. Rig count for calendar year 2000 and beyond was assumed to increase about 3% per year based upon estimated long-term growth in worldwide demand for oil and gas. These assumptions were based on market data available at the time of the merger.

     In addition to these assumptions, management utilized a 10 year timeframe for future projected cash flows, a discount rate that approximates its average cost of capital, and specific assumptions for the future performance of each product service line, the most significant of which are discussed below. In each case, these analyses represented management's best estimate of future results for these product service lines.

  Drilling Operations of pre-merger Halliburton Energy Services. Our pre-merger drilling business consisted of logging-while-drilling ("LWD"), measurement-while-drilling ("MWD") and directional drilling services. The majority of the pre-merger LWD business and a portion of the pre-merger MWD business ("Pathfinder") were required to be sold under the Department of Justice Consent Decree. We plan to integrate the remaining drilling business with the Sperry Sun operations of Dresser. Our strategy will focus generally on operating under the Sperry Sun name and using Sperry Sun's superior technology, tools and industry reputation. Our remaining pre-merger drilling assets and technology are to be de-emphasized as they wear out or become obsolete. These tools will not be replaced resulting in significant decreases in future cash flows and an impairment of the excess of cost over net assets and related long-lived assets.

  Significant forecast assumptions included a revenue decline in the remaining pre-merger drilling business due to the Pathfinder sale in the first year. Related revenue and operating income over the following 10 years were projected to decline due to reduced business opportunities resulting from our shift in focus toward Sperry Sun's tools and technologies. In addition to the $125.2 million impairment of excess of cost over net assets acquired, related long-lived asset impairments consisted of $61.0 million of property and equipment and $13.7 million of related spare parts, the value of which was estimated using the held for use model during the forecast period. In addition, an impairment of $3.0 million was recorded related to property and equipment and $18.0 million of spare parts sold in the Pathfinder sale using the held for sale model.

     Logging Operations of pre-merger Halliburton Energy Services. The merger of Halliburton and Dresser enabled the acceleration of a formation evaluation strategy. This strategy takes advantage of Sperry Sun's LWD competitive position and reputation for reliability combined with our Magnetic Resonance Imaging Logging ("MRIL") technology acquired with the NUMAR Corporation acquisition in 1997. Prior to the merger, we were focused on growing the traditional logging business while working toward development of new systems to maximize the MRIL technology. The merger allows us to implement the new strategy and place the traditional logging business in a sustaining mode. This change in focus and strategy will result in a shift of operating cash flows away from our traditional logging business creating an impairment of the excess of cost over net assets and related long-lived assets related to our logging business.

     Significant forecast assumptions included revenues decreasing slowly over the 10-year period, reflecting the decline in the traditional logging markets. Operating income initially was forecasted to increase due to cost cutting activity, and then decline as revenue decreased due to the significant fixed costs in this product service line. In addition to the $51.2 million impairment of the excess of cost over net assets acquired, related long-lived asset impairments consisted of $22.0 million of property and equipment and $31.8 million of spare parts which management estimated using the held for use model during the forecast period.

     Mono Pump operations of pre-merger Dresser. The amount of the impairment is $43.6 million, all of which represents excess of cost over net assets acquired associated with the business.

     Our strategy for Mono Pump going forward from the merger is to focus primarily on the oilfield business including manufacturing power sections for drilling motors. The prior strategy included emphasis on non-oilfield related applications of their pumping technology and the majority of Mono Pump revenues were related to non-oilfield sales. The change in strategy will result in reduced future cash flows resulting in an impairment of the excess of costs over net assets acquired.

     Significant forecast assumptions included stable revenue for several years and then slowly declining due to decreasing emphasis of industrial market applications. Operating income was forecasted to initially be even with current levels but then decline over the period as revenues declined and fixed costs per unit increased.

     AVA Operations of Dresser Oil Tools. The amount of the impairment is $37.0 million of which $33.5 million relates to excess of costs over net assets acquired.

     The plan for Dresser's AVA business line (which supplies subsurface safety valves and other completion equipment) is to rationalize product lines which overlap with Halliburton's pre-existing completion equipment business line. The vast majority of the AVA product lines will be de-emphasized except for supporting the installed base of AVA equipment and specific special order requests from customers. AVA products are generally aimed at the high-end custom completion products market. Our strategy will be to focus on standardized high-end products based upon pre-merger Halliburton designs thus reducing future AVA cash flows and impairing its assets and related excess of costs over net assets acquired.

     Additional Asset Related Charges. Additional asset related charges include:
     ----------------------------------
        . $37.3 million for various excess fixed assets as a result of merging similar product lines. The Company has no future use for these assets and plans to scrap them in the near future.

        . $33.7 million for other assets related to capitalized software, which became redundant with the merger. Major components included redundant computer aided design systems and capitalized costs related to a portion of the Company's enterprise-wide information system abandoned due to changed requirements of the post merger company. The redundant computer aided design systems were in both the energy services group and the engineering and construction group and were immediately abandoned and replaced by superior systems required to meet the needs of the merged company.

        . $25.6 million for the inventory charge relates to excess inventory as a result of merging similar product lines and/or industry downturn. This included approximately $16.7 million related to overlapping product lines and excess inventory in the completion products business and $8.9 million related to various Dresser Equipment Group divisions due to excess inventory related to industry downturn. Inventory that was overlapping due to the merger was segregated and has been scrapped. Inventory reserves were increased to cover the estimated write-down to market for inventory determined to be excess as a result of the industry downturn. The inventory will be used in the future. Any future sales are expected to approximate the new lower carrying value of the inventory.

        . $4.6 million for the impairment of excess of cost over net assets acquired related to well construction technology that became redundant once the merger was complete due to similar but superior technology offered by Sperry Sun. This technology will no longer be used as part of our Integrated Service offerings, thus reducing future cash flows. The Company will, however, continue to market this technology individually to third parties. An impairment based on a "held for use" model was calculated using a ten year discounted cash flow model with a discount rate which approximates our average cost of capital.

        . $1.0 million write-off of excess of cost over net assets acquired related to the Steamford product line in the Dresser Equipment Group Valve & Control Division. Management made the strategic decision to exit this product line.

PERSONNEL CHARGES

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

FACILITY CONSOLIDATION CHARGE

       As a result of the Merger and the industry downturn, the Company plans to vacate, sell or close over 400 service, manufacturing and administrative facilities throughout the world. Until the properties included in the facility consolidation charges are vacated, the Company plans to continue its normal depreciation, lease costs and operating expenses which will be charged against the Company's results of operations. The majority of these facilities are within the Energy Services Group. The liability accrual of $126.2 million included:

        . $85.5 million write-down of owned facilities for anticipated losses on planned disposals based upon the difference between the assets' net book value and anticipated future net realizable value based upon the to be disposed of method.

        . $37.2 million lease buyout costs or early lease termination cost including:
           .  estimated costs to buy out leases;
           . facility refurbishment/restoration expenses as required by the lease in order to exit property;
           . sublease differentials, as applicable; and . related broker/agent fees to negotiate and close buyouts.

        . $3.5 million facility maintenance costs to maintain vacated facilities between the abandonment date and the expected disposition date. Maintenance costs include lease expense, depreciation, maintenance, utilities, and third party administrative costs.

       During the fourth quarter of 1998, the Company sold or returned 33 service and administrative facilities. As of December 31, 1998, the Company had an additional 100 vacated properties which it is in the process of selling, subleasing or returning to the owner.

MERGER TRANSACTION CHARGES

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

1997 SPECIAL CHARGES

       During 1997 the Company's results of operations reflect various non-recurring transactions resulting from acquisitions and restructuring activities incurred by Halliburton, Dresser, NUMAR and Landmark, as follows:

     1997                                            Merger
    Special       Asset    Personnel   Facility   Transaction
    Charges      Charges    Charges     Charges      Costs       Other      Total
----------------------------------------------------------------------------------
Charges           $ 32.7       $ 5.6      $11.0         $ 8.6    $(41.7)    $ 16.2
Utilized           (32.7)       (5.6)      (4.9)         (8.6)     41.7      (10.1)
----------------------------------------------------------------------------------
12/31/97          $  0.0       $ 0.0      $ 6.1         $ 0.0    $  0.0        6.1
Utilized               -           -       (6.1)            -         -       (6.1)
----------------------------------------------------------------------------------
12/31/98          $    -       $   -      $   -         $   -    $    -     $    -
----------------------------------------------------------------------------------

     The above charges were reflected in the following captions of the consolidated statements of income:

                                                Twelve months ended
Millions of dollars                              December 31, 1997
--------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates   $         4.9
Cost of sales                                               5.1
Special charges and credits                                 6.2
--------------------------------------------------------------------
Total                                             $        16.2
====================================================================


     Net special charges for 1997 of $16.2 million related to various acquisition and restructuring activities consisted of the following:

         . other credits include a $41.7 million pretax gain paid to Dresser by Shaw Industries as consideration to terminate a call option provision held by Dresser under the Bredero-Shaw pipe-coating joint venture agreement,

         . $13.1 million for restructuring activities at Dresser-Rand to close a European manufacturing facility and discontinue a product line along with associated support locations. The total includes $7.0 million of asset related charges and $6.1 million in facility related charges,

         . facility charges include $4.9 million for our 49% share of a facility restructuring at Ingersoll-Dresser Pump, a joint venture accounted for on the equity basis,

         .  asset charges, including:
            - $6.7 million write-off of an investment in an oil and gas field in the former Soviet Union which was deemed worthless,
            - $6.4 million write-off of excess of cost over net assets acquired associated with a UK manufacturing operation which was substantially reduced in scope, and
            - $12.6 million loss on the sale of certain assets of Dresser's SubSea operation to Global Industries, Ltd.,

         . merger transaction costs include $8.6 million of professional fees associated with the acquisition of NUMAR Corporation, and

         . personnel charges include a $5.6 million charge for negotiated early retirement incentives for two Dresser executives.

     Additionally, the Company recorded its share of personnel reduction charges of $30.2 million during the two-month period ended December 31, 1997 to reduce employment levels by approximately 1,000 at Dresser-Rand and Ingersoll-Dresser Pump. The $30.2 million of personnel reduction charges is comprised of $23.3 million for Dresser-Rand and $6.9 million for Ingersoll-Dresser Pump. These costs have been recorded in the consolidated statements of shareholders' equity as part of conforming the fiscal year of Dresser to Halliburton's calendar year. See Note 1.

1996 SPECIAL CHARGES

       1996 Special Charges of $85.8 million consisted of the following categories:

                                                                   Landmark:
                        Restructuring:                          Acquisition of
                         Engineering &                            Assets from
 Millions of           Construction and        Landmark          Western Atlas
  dollars               Shared Services   Acquisition Costs   International Inc.    Total
-----------------------------------------------------------------------------------------
Charges                      $ 61.2              $ 12.4             $ 12.2         $ 85.8
Utilized                       (3.5)              (12.4)             (12.2)         (28.1)
-----------------------------------------------------------------------------------------
12/31/96                       57.7                   -                  -           57.7
Utilized                      (32.3)                  -                  -          (32.3)
Transferred to
other accounts (1)            (25.4)                  -                  -          (25.4)
-----------------------------------------------------------------------------------------
12/31/97                     $    0              $    0             $    0         $    0
=========================================================================================

(1) Items of a longer-term nature were reclassified to other liabilities at the end of 1997.

     Components of the charge were as follows:

        . $61.2 million in relation to reorganization of the Engineering and Construction Group and implementation of Shared Services across the Company, including:

           - $41.0 million related to 1,200 planned personnel reductions to reorganize the Engineering and Construction Group and combine administrative functions into a shared service organization. This amount includes estimated severance, vesting of restricted stock, outplacement services and employee legal claims,

          - Asset related charges of $7.5 million for lease exit costs on excess space,

          - Asset related charges of $9.6 million to exit Engineering and Construction Group businesses as follows:

              . $2.5 million to write-down fixed assets to estimated realizable value in a product line being exited, and

              . $7.1 million write-off of investment in and receivables from an eastern European engineering joint venture which was terminated, and

          - $3.1 million write-off of capitalized costs associated with an abandoned system,

        . merger transaction costs of $12.4 million for professional fees incurred in relation to the merger with Landmark Graphics Corporation, including investment banking, legal and other professional fees, and

        . $12.2 million charge related to Landmark's acquisition of certain assets and liabilities from Western Atlas International, Inc. in the first quarter of 1996:

          - Other charges of $11.3 million for the write-off of acquired in-process research and development activities that had not reached technological feasibility or were deemed to have no alternative future use, and

          - Asset charges of $0.9 million recorded by Landmark to write-off redundant assets.

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

Note 8. Lines of Credit, Notes Payable and Long-Term Debt
        Short-term notes payable and current maturities consists of:

Millions of dollars                                            1998       1997
------------------------------------------------------------------------------
Short-term notes payable                                   $  515.0    $  50.5
Current maturities of long-term debt                           58.5        7.4
------------------------------------------------------------------------------
  Total                                                    $  573.5    $  57.9
==============================================================================

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

     Long-term debt at the end of 1998 and 1997 consists of the following:

Millions of dollars                                            1998        1997
-------------------------------------------------------------------------------
6.25% notes due June 2000                                  $  300.0    $  300.0
7.6% debentures due August 2096                               300.0       300.0
8.75% debentures due February 2021                            200.0       200.0
8% senior notes due April 2003                                138.6       149.5
Medium-term notes due 1999 through 2027                       450.0       300.0
Term loans at LIBOR (GBP) plus 0.75% payable in
   semi-annual installments through March 2002                29.4         45.9
Other notes with varying interest rates                       10.2          8.9
                                                           1,428.2      1,304.3
Less current portion                                          58.5          7.4
-------------------------------------------------------------------------------
    Total long-term debt                                   $1,369.7    $1,296.9
===============================================================================

     The Company has issued notes under its medium-term note program as follows:

        Amount            Issue Date       Due        Rate     Prices     Yield
-------------------------------------------------------------------------------
$125 million                02/11/97    02/01/2027    6.75%     99.78%     6.78%
$ 50 million                05/12/97    05/12/2017    7.53%     Par        7.53%
$ 50 million                07/08/97    07/08/1999    6.27%     Par        6.27%
$ 75 million                08/05/97    08/05/2002    6.30%     Par        6.30%
$150 million                11/24/98    12/01/2008    5.63%     99.97%     5.63%
-------------------------------------------------------------------------------

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

Note 9. Dresser Financial Information

     Since becoming a wholly-owned subsidiary, Dresser Industries Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% senior notes (the Notes) remain outstanding and the Notes are fully and unconditionally guaranteed by the Company. See Note 8. As long as the Notes remain outstanding, summarized financial information of Dresser will be presented in periodic reports filed by the Company on Form 10-K and Form 10-Q. The Company has not presented separate financial statements and other disclosures concerning Dresser because management has determined such information is not material to holders of the Notes.

     In January 1999, as part of the legal reorganization associated with the Merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser Industries, Inc. As a result of this action, the majority of the operating assets and activities of the combined company in 1999 will be included within the legal structure of Dresser Industries, Inc.

Dresser Industries, Inc.
Financial Position                                             December 31        October 31
--------------------------------------------------------------------------------------------
Millions of dollars                                               1998               1997
--------------------------------------------------------------------------------------------
Current assets                                             $      2,417.2    $      2,471.6
Noncurrent assets                                                 2,613.7           2,627.2
--------------------------------------------------------------------------------------------
  Total                                                    $      5,030.9    $      5,098.8
============================================================================================
Current liabilities                                        $      1,388.6    $      1,687.4
Noncurrent liabilities                                            1,544.4           1,535.5
Minority interest                                                   153.5             143.7
Shareholders' equity                                              1,944.4           1,732.2
--------------------------------------------------------------------------------------------
  Total                                                    $      5,030.9    $      5,098.8
============================================================================================

Dresser Industries, Inc.                                                 Twelve months ended
                                                         --------------------------------------------------
Operating Results                                             December 31       October 31       October 31
-----------------------------------------------------------------------------------------------------------
Millions of dollars                                              1998              1997             1996
-----------------------------------------------------------------------------------------------------------
Revenues                                                   $      8,135.7    $     7,453.0    $     6,561.5
-----------------------------------------------------------------------------------------------------------
Operating income                                           $        677.1    $       600.6    $       485.3
-----------------------------------------------------------------------------------------------------------
Net income                                                 $        343.8    $       318.0    $       257.5
===========================================================================================================

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

     Asbestosis Litigation.   Since 1976, Dresser and its former divisions or
subsidiaries have been involved in litigation resulting from allegations that third parties had sustained injuries and damage from the inhalation of asbestos fibers contained in certain products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser. In addition, the Engineering and Construction Group businesses are involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in certain materials which were used in various construction and renovation projects in the past.

     Dresser and its former divisions or subsidiaries have entered into agreements with insurance carriers which cover, in whole or in part, indemnity payments, legal fees and expenses for certain categories of claims. Dresser and its former divisions or subsidiaries are in negotiation with carriers over coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by individual claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims. Engineering and Construction Group businesses are also involved in negotiations with carriers over coverage of their claims.

     Since 1976, approximately 190,000 claims have been filed against various current and former divisions and subsidiaries of the Company. Most of these claims relate to Dresser and its former divisions or subsidiaries.
Approximately 120,000 of these claims have been settled or disposed of at a gross cost of approximately $89 million with insurance carriers responsible for
all but approximately $30 million.   Claims continue to be filed with 36,400 new
claims filed in 1998. Provision has been made for the estimated exposure, based on historical experience and settlements and expected recoveries from insurance carriers based upon the agreements in place with the carriers or estimated
recoveries where agreements are still under negotiation.   Management has no
reason to believe that the insurance carriers will not be able to meet their share of future obligations under the agreements. At the end of 1998, there were 70,500 open claims, including 14,000 for which settlements are pending.
This compares with 66,300 open claims at the end of 1997.   The accrued
liabilities for these claims and corresponding receivables from carriers were as follows:

                                                     Years ended December 31
                                                   ---------------------------
Millions of dollars                                        1998        1997
------------------------------------------------------------------------------
Accrued liability                                       $    48     $    32
Receivables from Insurance Companies                        (34)        (22)
------------------------------------------------------------------------------
Net asbestos liability                                  $    14     $    10
==============================================================================

     Management recognizes the uncertainties of litigation and the possibility that a series of adverse rulings could materially impact operating results. However, based upon the Company's historical experience with similar claims, the time elapsed since Dresser and its former divisions or subsidiaries discontinued sale of products containing asbestos, and management's understanding of the facts and circumstances that gave rise to such claims, management believes that the pending asbestos claims will be resolved without material effect on the Company's financial position or results of operations.

     Dispute with Global Industrial Technologies, Inc. Pursuant to an agreement entered into at the time of the spin-off, Global Industrial Technologies, Inc. ("Global" formerly INDRESCO, Inc.) assumed liability for asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the Harbison-Walker Refractories Division of Dresser Industries, Inc. These asbestos claims are subject to certain agreements with insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to date paid any uncovered portion of those asbestos claims with its own funds. Global now disputes that it assumed liability for any of these asbestos claims based upon Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages. In order to resolve these assertions, Global has invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based upon Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, punitive damages, and for all similar future claims. The Company believes that these new assertions by Global are without merit and intends to vigorously defend itself against them.

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

     The accrued liabilities for environmental liabilities were $28.9 million as of December 31, 1998 and $32.2 million as of December 31, 1997. Amounts accrued in 1998 were $2.8 million and amounts paid out were $6.1 million.

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

     Merger. In connection with the Merger, Dresser and its directors have been named as defendants in three lawsuits filed in late February of 1998 and early March of 1998 in the Delaware Court of Chancery. The lawsuits each purports to be a class action filed on behalf of Dresser's stockholders and alleges that the consideration to be paid to Dresser's stockholders in the Merger is inadequate and does not reflect the true value of Dresser. Each complaint also alleges that the directors of Dresser have breached their fiduciary duties in approving the Merger. One of the actions further alleges self-dealing on the part of the individual defendants and asserts that the directors are obliged to conduct an auction to assure that stockholders receive the maximum realizable value for their shares. All three actions seek preliminary and permanent injunctive relief as well as damages. On June 10, 1998 the court issued an order consolidating the three lawsuits which requires the plaintiffs to file an amended consolidated complaint "as soon as practicable." To date, plaintiffs have not filed an amended complaint. The Company believes that the lawsuits are without merit and intends to defend the lawsuits vigorously.

     Other. The Company and its subsidiaries are parties to various other legal proceedings. Although the ultimate dispositions of such proceedings are not presently determinable, in the opinion of the Company any liability that may ensue will not be material in relation to the consolidated financial position and results of operations of the Company.

Note 11. Income Per Share

Millions of dollars and shares
except per share data                            1998       1997        1996
------------------------------------------------------------------------------
Net income (loss)                            $  (14.7)  $  772.4    $  557.9
------------------------------------------------------------------------------
Basic weighted average shares                   438.8      431.1       429.2
Effect of common stock equivalents                  -        5.0         2.9
------------------------------------------------------------------------------
Diluted weighted average shares                 438.8      436.1       432.1
------------------------------------------------------------------------------

Income (loss) per common share:
   Basic                                     $  (0.03)  $   1.79    $   1.30
------------------------------------------------------------------------------
   Diluted                                   $  (0.03)  $   1.77    $   1.29
------------------------------------------------------------------------------

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

                                                              Exercise        Weighted Average
                                           Number of         Price per         Exercise Price
Stock Options                                Shares            Share             per Share
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1995            12,289,650     $ 2.90 - 29.73          $18.53
-----------------------------------------------------------------------------------------------
  Granted                                    4,295,409      14.48 - 29.57           27.49
  Exercised                                 (2,722,828)      2.90 - 23.88           16.72
  Forfeited                                   (445,660)      8.71 - 28.09           18.81
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1996            13,416,571       3.49 - 29.73           21.77
-----------------------------------------------------------------------------------------------
  Options assumed in acquisition               854,050       3.10 - 22.12           12.22
  Granted                                    2,194,972      30.69 - 61.50           46.18
  Exercised                                 (3,684,923)      3.10 - 29.56           17.95
  Forfeited                                   (395,833)      9.15 - 39.88           22.69
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1997            12,384,837       3.10 - 61.50           26.55
-----------------------------------------------------------------------------------------------
  Granted                                    4,273,368      26.19 - 46.50           33.07
  Exercised                                 (2,435,393)      3.10 - 37.88           20.84
  Forfeited                                   (397,610)      5.40 - 54.50           33.64
-----------------------------------------------------------------------------------------------
Outstanding at December 31, 1998            13,825,202     $ 3.10 - 61.50          $29.37
===============================================================================================

     Options outstanding at December 31, 1998 are composed of the following:

                                         Outstanding                       Exercisable
                    -------------------------------------------   ---------------------------
                                          Weighted
                         Number of         Average    Weighted       Number of       Weighted
                         Shares at        Remaining    Average       Shares at        Average
      Range of          December 31,     Contractual  Exercise      December 31,     Exercise
  Exercise Prices           1998            Life       Price            1998          Price
---------------------------------------------------------------------------------------------
 $  3.10 - 14.38            354,189          3.81      $10.36           354,189       $10.36
   14.48 - 18.13          1,806,304          6.12       16.68         1,660,940        16.71
   18.24 - 29.19          5,519,919          7.88       25.28         2,943,534        23.11
   29.56 - 61.50          6,144,790          8.30       37.87         2,885,151        35.46
---------------------------------------------------------------------------------------------
 $  3.10 - 61.50         13,825,202          7.73      $29.37         7,843,814       $25.72
=============================================================================================

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

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                                             Assumptions
                           ------------------------------------------------------------------------------     Weighted Average
                                 Risk-Free           Expected          Expected             Expected           Fair Value of
                               Interest Rate      Dividend Yield    Life (in years)        Volatility         Options Granted
---------------------------------------------------------------------------------------------------------------------------------
1998                             4.3 - 5.3%         1.2 - 2.7%           5 - 6.5           20.1 - 38.0%         $11.63
1997                             6.0 - 6.4%         1.0 - 2.7%           5 - 6.5           22.8 - 43.3%         $17.29
1996                             5.8 - 5.9%         1.6 - 2.7%           5 - 6.5           23.1 - 39.7%         $ 9.44
---------------------------------------------------------------------------------------------------------------------------------

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

Note  14. Acquisitions and Dispositions

     Dresser Merger. On September 29, 1998 the Company completed the acquisition of Dresser Industries, Inc. (the Merger), by converting the outstanding Dresser common stock into an aggregate of approximately 176 million shares of Common Stock of the Company. The Company has also reserved approximately 7.3 million shares of common stock for outstanding Dresser stock options and other employee and directors plans. The Merger qualified as a tax-free exchange to Dresser's shareholders for U.S. federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the Company's financial statements have been restated to include the results of Dresser for all periods presented. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain
Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis. For the two months ended December 31, 1997, Dresser had revenues of $1,110.2 million, operating income of $53.2 million, and net income of $35.8 million. Operating income for the two-month period includes a pretax special charge of $30.2 million ($12.0 million after tax and minority interest) related to Dresser's share of profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures. The $30.2 million pretax special charge is comprised of $23.3 million for Dresser-Rand and $6.9 million for Ingersoll-Dresser Pump.

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

     Combined and separate companies results of Halliburton and Dresser for the periods preceding the merger are as follows:

                                                                                  Nine Months
                                                                                     Ended                     Years ended
                                                                                  September 30                 December 31
                                                                          --------------------------------------------------------
Millions of dollars                                                                  1998                1997               1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Halliburton                                                               $       7,044.5        $    8,818.6       $    7,385.1
  Dresser                                                                           6,019.5             7,453.0            6,561.5
----------------------------------------------------------------------------------------------------------------------------------
     Combined                                                               $      13,064.0        $   16,271.6       $   13,946.6
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss):
  Halliburton                                                               $         359.3        $      454.4       $      300.4
  Dresser                                                                             282.3               318.0              257.5
  1998 Special charge, net of tax                                                    (722.0)                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
     Combined                                                               $         (80.4)       $      772.4       $      557.9
----------------------------------------------------------------------------------------------------------------------------------

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

     NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21.3 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures and markets the Magnetic Resonance Imaging Logging (MRIL) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells. NUMAR is a part of the Energy Services Group.

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

                                                            Nine Months Ended
                                                         ----------------------
Millions of dollars                                          September 30, 1996
-------------------------------------------------------------------------------
Revenues:
   Halliburton                                           $              5,251.5
   Landmark                                                               143.9
-------------------------------------------------------------------------------
      Combined                                           $              5,395.4
-------------------------------------------------------------------------------

Net income:
   Halliburton                                           $                201.2
   Landmark                                                                (8.4)
-------------------------------------------------------------------------------
      Combined                                           $                192.8
-------------------------------------------------------------------------------

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

                                                            1998                              1997
                                              --------------------------------   --------------------------------
Millions of dollars                                U.S.       International           U.S.       International
------------------------------------------------------------------------------   --------------------------------
Change in benefit obligation
Benefit obligation at beginning of year         $  377.6      $  1,569.9            $  386.6      $  1,361.8
Service cost                                         5.4            57.3                 8.1            44.6
Interest cost                                       27.3           111.2                29.1           102.7
Plan participants' contributions                       -            14.0                   -            12.7
Effect of business combinations                        -            20.7                   -               -
Amendments                                          13.6               -               (16.6)              -
Settlements/curtailments                            (2.3)           (9.2)                  -            (1.9)
Currency fluctuations                                  -            (1.7)                  -            (1.6)
Actuarial gain/(loss)                               37.8            (5.2)                1.9            88.0
Benefits paid                                      (29.1)          (41.2)              (31.5)          (36.4)
------------------------------------------------------------------------------   --------------------------------
Benefit obligation at end of year               $  430.3      $  1,715.8            $  377.6      $  1,569.9
------------------------------------------------------------------------------   --------------------------------

Change in plan assets
Fair value of plan assets at beginning of year  $  421.4      $  1,775.4            $  351.0      $  1,617.6
Actual return on plan assets                        38.8            28.4                81.8           158.6
Employer contribution                               17.4            25.2                20.1            25.5
Settlements                                         (3.0)              -                   -            (1.9)
Plan participants' contributions                       -            14.0                   -            12.7
Effect of business combinations                        -            20.7                   -               -
Currency fluctuations                                  -            (5.1)                  -            (0.7)
Benefits paid                                      (29.1)          (41.2)              (31.5)          (36.4)
------------------------------------------------------------------------------   --------------------------------
Fair value of plan assets at end of year        $  445.5      $  1,817.4            $  421.4      $  1,775.4
------------------------------------------------------------------------------   --------------------------------

Funded status                                   $   15.2      $    101.6            $   43.8      $    205.5
Unrecognized transition obligation                   3.0            (8.1)                0.9           (10.2)
Unrecognized actuarial (gain)/loss                   5.1           (59.2)              (34.9)         (162.7)
Unrecognized prior service cost                      1.1             1.5               (17.0)            4.1
------------------------------------------------------------------------------   --------------------------------
Net amount recognized                           $   24.4      $     35.8            $   (7.2)     $     36.7
------------------------------------------------------------------------------   --------------------------------

     The Company recognized an additional minimum pension liability for underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.

                                                              1998                               1997
                                                --------------------------------   -------------------------------
Millions of dollars                                 U.S.       International          U.S.         International
--------------------------------------------------------------------------------   -------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Prepaid benefit cost                            $    30.9         $     67.4       $    21.2        $    73.7
Accrued benefit liability                           (33.7)             (33.1)          (38.2)           (38.3)
Intangible asset                                     17.0                0.4             4.4              0.7
Deferred tax asset                                    3.7                0.2             1.9              0.2
Accumulated other comprehensive income                6.5                0.9             3.5              0.4
--------------------------------------------------------------------------------   -------------------------------
Net amount recognized                           $    24.4         $     35.8       $    (7.2)       $    36.7
--------------------------------------------------------------------------------   -------------------------------

     Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Weighted-average assumptions as of December 31            1998               1997               1996
------------------------------------------------------------------------------------------------------------
Expected return on plan assets:
   United States plans                                   8.5% to 9.0%       8.5% to 9.0%      8.0% to 9.0%
   International plans                                  7.0% to 11.0%      7.0% to 13.5%     7.0% to 13.5%
Discount rate:
   United States plans                                  7.25% to 8.0%      7.25% to 8.0%      7.0% to 8.0%
   International plans                                  2.0% to 12.5%      7.0% to 12.5%     7.0% to 12.5%
Rate of compensation increase:
   United States plans                                   4.5% to 5.0%       4.0% to 5.5%      4.0% to 5.5%
   International plans                                  2.0% to 11.0%      4.0% to 11.0%     4.0% to 11.0%
------------------------------------------------------------------------------------------------------------

                                                              1998                               1997
                                                -------------------------------------------------------------------------
Millions of dollars                                     U.S.         International           U.S.         International
-------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                    $       5.4      $       57.3        $       8.1       $       44.6
Interest cost                                          27.3             111.2               29.1              102.7
Expected return on plan assets                        (30.0)           (123.0)             (31.4)            (127.6)
Transition amount                                       0.6              (1.9)              (0.7)              (1.8)
Amortization of prior service cost                     (4.0)             (7.1)              (1.1)              (7.1)
Settlements/curtailments loss/(gain)                   (3.9)             (2.1)               0.4                -
Recognized actuarial (gain)/loss                        0.2               0.1               (0.5)              (1.8)
-------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $     (4.4)      $       34.5        $       3.9       $        9.0
-------------------------------------------------------------------------------------------------------------------------

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

         Postretirement Medical Plan. The Company offers postretirement medical plans to certain eligible employees. In some plans the Company's liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above the fixed Company contribution and participants' contributions are adjusted as required to cover benefit payments. The Company has made no commitment to adjust the amount of its contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.

     Other postretirement medical plans are contributory but the Company generally absorbs the majority of the costs. In these plans the Company may elect to adjust the amount of its contributions. As a result the computed accumulated postretirement benefit obligation amount is affected by the expected future healthcare cost inflation rate. These plans have assumed health care trend rates (weighted based on the current year benefit obligation) for 1998 of 7% which are expected to decline to 5% by 2002.

    During 1997, the Company adopted amendments to eliminate certain postretirement medical benefit programs. These amendments resulted in a curtailment gain of $11.2 million.

Millions of dollars                                      1998        1997
--------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year              $   373.0   $   394.6
Service cost                                               3.9         4.5
Interest cost                                             28.4        29.3
Plan participants' contributions                          12.0        13.8
Amendments                                                (4.4)        3.0
Settlements/curtailments                                  (6.3)        -
Actuarial gain/(loss)                                     36.8       (30.1)
Benefits paid                                            (40.3)      (42.1)
--------------------------------------------------------------------------
Benefit obligation at end of year                    $   403.1   $   373.0
==========================================================================

Change in plan assets
Fair value of plan assets at beginning of year       $     -     $     -
Employer contribution                                     28.3        28.3
Plan participants' contributions                          12.0        13.8
Benefits paid                                            (40.3)      (42.1)
--------------------------------------------------------------------------
Fair value of plan assets at end of year             $     -     $     -
==========================================================================

Funded status                                        $  (403.1)  $  (373.0)
Unrecognized actuarial (gain)/loss                       (66.0)      (98.7)
Unrecognized prior service cost                           (5.4)       (6.3)
Unamortized gains from plan amendments                  (140.2)     (155.5)
--------------------------------------------------------------------------
Net amount recognized                                $  (614.7)  $  (633.5)
==========================================================================

Millions of dollars                                      1998        1997
--------------------------------------------------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability                            $  (614.7)  $  (633.5)
--------------------------------------------------------------------------
Net amount recognized                                $  (614.7)  $  (633.5)
==========================================================================

Weighted-average assumptions as of December 31                                           1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                         7.0% to 8.0%                7.25% to 8.0%
Expected return on plan assets                                                        N/A                         N/A
Rate of compensation increase                                                         5.0%                        5.0%

Millions of dollars                                                                      1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                                                     $         3.9               $         4.5
Interest cost                                                                             28.4                        29.3
Amortization of prior service cost                                                       (10.3)                      (10.2)
Settlements/curtailments loss/(gain)                                                       -                         (11.2)
Recognized actuarial (gain)/loss                                                          (7.8)                       (8.8)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                                        $        14.2               $         3.6
------------------------------------------------------------------------------------------------------------------------------------

         In 1996 the postretirement medical plans had net service cost of $4.7 million; net interest cost of $30.9 million; and net amortization and deferral of ($20.4 million), resulting in net periodic postretirement medical cost of $15.2 million.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                                   1-Percentage-Point
Millions of dollars                                                                          Increase              Decrease
------------------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                                      $  2.7               $  (2.5)
Effect on the postretirement benefit obligation                                                28.5                 (26.9)
------------------------------------------------------------------------------------------------------------------------------------

Note 17. Sale of Joint Ventures (unaudited) subsequent to the date of the Independent Public Accountant's Report

         On October 4, 1999, we announced we will sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand Company for total cash consideration of approximately $1.1 billion. The transaction will result in an after-tax gain of approximately $380 million or $0.84 per diluted share. The sale is being made based upon elections triggered by Ingersoll-Rand. We expect to close the sale on December 30, 1999. After paying off intercompany accounts with the joint ventures, we expect to receive net cash of approximately $630 million. This cash will initially be used to reduce short-term borrowings and for other general corporate purposes.

         Revenues, operating income and net income from Dresser-Rand and Ingersoll- Dresser Pump included in our results for the first nine months of 1999 and year ended December 31, 1998 were as follows:

                                                                         Nine Months                        Twelve Months
                                                                    Ended September 30, 1999               Ended December 31, 1998
                                                                 -------------------------------------------------------------------
  Millions of dollars
------------------------------------------------------------------------------------------------------------------------------------
  Revenues                                                                $729.1                             $1,287.5
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                        $ 46.6                             $  120.6
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                              $ 18.1                             $   49.4
------------------------------------------------------------------------------------------------------------------------------------

                                    10K/A
                              HALLIBURTON COMPANY
                           Selected Financial Data
       Millions of dollars and shares except per share and employee data

     Prior year information presented has been restated for the merger of Dresser Industries, Inc. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis.

                                                                              Years ended December 31
                                                      --------------------------------------------------------------------
                                                             1998              1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                               $   9,009.5        $   8,504.7       $   6,515.4       $   5,307.7
    Engineering and Construction Group                      5,494.8            4,992.8           4,720.7           3,736.5
    Dresser Equipment Group                                 2,848.8            2,774.1           2,710.5           2,467.4
--------------------------------------------------------------------------------------------------------------------------
        Total revenues                                  $  17,353.1        $  16,271.6       $  13,946.6       $  11,511.6
==========================================================================================================================
Operating income
    Energy Services Group                               $     971.0        $   1,019.4       $     698.0       $     544.5
    Engineering and Construction Group                        237.2              219.0             134.0              96.6
    Dresser Equipment Group                                   247.8              248.3             229.3             200.7
    Special charges and credits (a)                          (980.1)             (16.2)            (85.8)             (8.4)
    General corporate                                         (79.4)             (71.8)            (72.3)            (70.8)
--------------------------------------------------------------------------------------------------------------------------
        Total operating income  (a)                           396.5            1,398.7             903.2             762.6
Nonoperating income (expense), net                           (117.7)             (85.6)            (72.2)            (32.6)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest                 278.8            1,313.1             831.0             730.0
Provision for income taxes (c)                               (244.4)            (491.4)           (248.4)           (247.0)
Minority interest in net income of
    consolidated subsidiaries                                 (49.1)             (49.3)            (24.7)            (20.7)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                $     (14.7)       $     772.4       $     557.9       $     462.3
==========================================================================================================================
Basic income (loss) per common share
   Continuing operations                                $     (0.03)       $      1.79       $      1.30       $      1.07
   Net income (loss)                                          (0.03)              1.79              1.30              0.88
Diluted income (loss) per share
   Continuing operations                                      (0.03)              1.77              1.29              1.07
   Net income (loss)                                          (0.03)              1.77              1.29              0.88
Cash dividends per share (d), (e)                              0.50               0.50              0.50              0.50
Return on average shareholders' equity                       (0.35%)            19.17%            15.25%            10.43%
--------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                     $   2,129.6        $   1,984.8       $   1,501.0       $   1,476.7
Total assets                                               11,065.9           10,704.3           9,586.8           8,569.4
Property, plant and equipment, net                          2,895.9            2,766.4           2,554.0           2,285.0
Long-term debt (including current maturities)               1,428.2            1,304.3             958.0             666.8
Shareholders' equity                                        4,061.2            4,316.9           3,741.4           3,577.0
Total capitalization                                        6,004.4            5,671.7           4,830.1           4,377.9
Shareholders' equity per share (d)                             9.23               9.86              8.78              8.29
Average common shares outstanding (basic) (d)                 438.8              431.1             429.2             431.1
Average common shares outstanding (diluted) (d)               438.8              436.1             432.1             432.3
--------------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities                    $     454.1        $     833.1       $     864.2       $   1,094.6
Cash flows from investing activities                         (846.1)            (873.3)           (759.1)           (837.0)
Cash flows from financing activities                          253.7              (20.6)           (148.4)           (721.4)
Capital expenditures                                          914.3              880.1             731.1             591.5
Long-term borrowings (repayments), net                        123.3              285.5             287.4            (482.2)
Depreciation and amortization expense                         587.0              564.3             497.7             466.4
Payroll and employee benefits                               5,880.1            5,478.9           4,674.3           4,188.0
Number of employees (f)                                     107,800            102,000            93,000            89,800
--------------------------------------------------------------------------------------------------------------------------

                              HALLIBURTON COMPANY
                          Selected Financial Data
       Millions of dollars and shares except per share and employee data

     Prior year information presented has been restated for the merger of Dresser Industries, Inc. Beginning in 1998, Dresser's year-end of October 31 has been conformed to Halliburton's calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with Halliburton's information on a calendar year-end basis.

                                                                              Years ended December 31
                                                  ------------------------------------------------------------------------------
                                                        1994         1993              1992                1991          1990
--------------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                          $   4,977.5   $   5,470.5        $   5,038.6        $   5,155.5   $   4,894.5
    Engineering and Construction Group                 3,562.3       3,674.9            4,409.6            4,721.2       4,596.8
    Dresser Equipment Group                            2,452.0       2,281.6            1,660.1            1,760.3       1,622.4
--------------------------------------------------------------------------------------------------------------------------------
        Total revenues                             $  10,991.8   $  11,427.0        $  11,108.3        $  11,637.0   $  11,113.7
================================================================================================================================
Operating income
    Energy Services Group                          $     405.8   $     413.8        $     303.3        $     377.8   $     473.0
    Engineering and Construction Group                    71.0          76.0               32.2               47.9          50.9
    Dresser Equipment Group                              198.1         208.4              168.5              163.7         155.1
    Special charges and credits (a)                      (24.6)       (426.9)            (342.9)            (144.7)            -
    General corporate                                    (56.2)        (63.5)             (58.3)             (56.2)        (48.9)
--------------------------------------------------------------------------------------------------------------------------------
        Total operating income (a)                       594.1         207.8              102.8              388.5         630.1
Nonoperating income (expense), net (b)                   323.1         (63.5)             (60.7)             (20.5)         11.9
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest            917.2         144.3               42.1              368.0         642.0
Provision for income taxes                              (346.9)        (95.8)             (78.3)            (182.5)       (269.4)
Minority interest in net income of
    consolidated subsidiaries                            (33.1)        (42.8)              (8.6)             (18.5)        (16.6)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations           $     537.2   $       5.7        $     (44.8)       $     167.0   $     356.0
================================================================================================================================
Basic income (loss) per common share
    Continuing operations                          $      1.25   $      0.01        $     (0.11)       $      0.41   $      0.89
    Net income (loss)                                     1.26         (0.04)             (1.18)              0.45          1.11
Diluted income (loss) per share
    Continuing operations                                 1.24          0.01              (0.11)              0.41          0.89
    Net income (loss)                                     1.26         (0.04)             (1.18)              0.45          1.11
Cash dividends per share (d), (e)                         0.50          0.50               0.50               0.50          0.50
Return on average shareholders' equity                   15.47%        (0.45%)           (12.75%)             4.15%        10.29%
--------------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                $   2,196.7   $   1,562.9        $   1,423.0        $   1,775.1   $   1,905.5
Total assets                                           8,521.0       8,764.2            8,087.2            8,265.5       7,813.0
Property, plant and equipment, net                     2,047.0       2,154.7            2,128.2            1,891.7       1,766.9
Long-term debt (including current maturities)          1,119.8       1,130.9              873.3              928.1         611.7
Shareholders' equity                                   3,722.5       3,295.7            3,276.6            4,314.8       4,426.0
Total capitalization                                   4,905.9       4,748.1            4,179.5            5,266.8       5,063.2
Shareholders' equity per share (d), (e)                   8.63          7.70               7.99              10.61         11.03
Average common shares outstanding (basic) (d)            430.6         421.9              408.4              405.4         397.8
Average common shares outstanding (diluted) (d)          431.5         422.2              408.7              405.7         398.1
--------------------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities               $     793.1   $     468.0        $     624.9        $     595.2   $     437.7
Cash flows from investing activities                     528.6        (817.9)            (312.8)            (909.5)       (729.1)
Cash flows from financing activities                    (644.5)        331.4             (397.4)             244.2          35.8
Capital expenditures                                     432.1         463.5              457.5              633.6         494.6
Long-term borrowings (repayments), net                  (120.8)        192.4             (187.4)             459.5          83.1
Depreciation and amortization expense                    487.6         671.6              516.1              440.7         375.5
Payroll and employee benefits                          4,222.3       4,428.9            4,590.3            4,660.8       4,415.4
Number of employees (f)                                 86,500        90,500             96,400            104,500       109,700
--------------------------------------------------------------------------------------------------------------------------------

(a)  Operating income includes the following special charges and credits:

     1998 - $980.1 million: asset related charges ($509.4 million), personnel reductions ($234.7 million), facility consolidations ($126.2 million), merger transaction costs ($64.0 million), and other related costs ($45.8 million).

     1997 - $16.2 million: merger costs ($8.6 million), restructuring of joint ventures ($18.0 million), write-downs on impaired assets and early retirement incentives ($18.7 million), losses from the sale of assets ($12.6 million), and gain on extension of joint venture ($41.7 million).

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

(b) Nonoperating income in 1994 includes a gain of $275.7 million from the sale of an interest in Western Atlas International, Inc. and a gain of $102.0 million from the sale of the Company's natural gas compression business.

(c) Provision for income taxes in 1996 includes tax benefits of $43.7 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

(d) Weighted average shares, cash dividends paid per share and shareholders' equity per share have been restated to reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend paid on July 21, 1997.

(e)  Represents Halliburton Company amounts prior to the merger with Dresser.

(f)  Does not include employees of 50% or less owned affiliated companies.

                              HALLIBURTON COMPANY
                  Quarterly Data and Market Price Information
                                  (Unaudited)
                  (Millions of dollars except per share data)

                                                                          Quarter
                                               ---------------------------------------------------------
                                                   First          Second         Third        Fourth          Year
---------------------------------------------------------------------------------------------------------------------
1998 (1)
Revenues                                         $  4,254.8    $  4,585.2    $  4,224.0     $  4,289.1    $  17,353.1
Operating income (loss)                               361.1         436.1        (577.5)         176.8          396.5
Net income (loss) (7), (8)                            203.4         243.2        (527.0)          65.7          (14.7)
Earnings per share:
   Basic net income (loss) per share (7), (8)          0.46          0.55         (1.20)          0.15          (0.03)
   Diluted net income (loss) per share (7), (8)        0.46          0.55         (1.20)          0.15          (0.03)
Cash dividends paid per share (3)                     0.125         0.125         0.125          0.125           0.50
Common stock prices (3), (4)
   High                                               52.44         56.63         45.00          38.56          56.63
   Low                                                42.38         42.06         26.25          26.19          26.19
---------------------------------------------------------------------------------------------------------------------
1997 (1)
Revenues                                         $  3,602.0    $  4,002.4    $  4,177.0     $  4,490.2    $  16,271.6
Operating income (5), (6)                             242.5         321.6         372.2          462.4        1,398.7
Net income (5), (6)                                   135.1         176.7         202.6          258.0          772.4
Earnings per share: (2)
   Basic net income per share (5), (6)                 0.32          0.41          0.47           0.59           1.79
   Diluted net income per share (5), (6)               0.31          0.41          0.47           0.58           1.77
Cash dividends paid per share (3)                     0.125         0.125         0.125          0.125           0.50
Common stock prices (2), (3), (4)
   High                                               36.69         41.00         52.88          62.69          62.69
   Low                                                30.00         32.06         42.00          47.25          30.00
---------------------------------------------------------------------------------------------------------------------

(1) Amounts for revenues, operating income, net income, and earnings per share have been restated to reflect the merger with Dresser which was accounted for using the pooling of interests method of accounting for business combinations.
(2) Amounts presented reflect the two-for-one common stock split declared on June 9, 1997, and effected in the form of a stock dividend paid on July 21, 1997.
(3) Represents Halliburton Company amounts prior to the merger with Dresser.
(4) New York Stock Exchange - composite transactions high and low closing stock price.
(5) Includes pretax special charge $18.3 million ($14.9 million after tax or $0.03 per diluted share) in the third quarter of 1997.
(6) Includes pretax special charge net gain of $2.1 million ($5.6 million after tax and minority interest or $0.01 per diluted share) in the fourth quarter of 1997.
(7) Includes pretax special charge of $945.1 million ($722.0 million after tax or $1.64 per diluted share) in the third quarter of 1998.
(8) Includes pretax special charge of $35.0 million ($24.0 million after tax or $0.05 per diluted share) in the fourth quarter of 1998.

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
           Public Accountants, and the financial statements of the Company as required by Part II, Item 8, are included on pages 19 through 61 of this annual report. See index on page 8.

      2.   Financial Statement Schedules:                             Page No.

           Report on supplemental schedule of Arthur Andersen LLP        71

           Schedule II - Valuation and qualifying accounts for
              the three years ended December 31, 1998                    72

           Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required therein has been included in the notes to financial statements.

      3.   Exhibits:

      Exhibit
      Number      Exhibits
      ------      --------

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

      4.7 Third Supplemental Indenture dated as of August 1, 1997 between the Company and Texas Commerce Bank National Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit
                  4.7 to the Company's Form 10-K for the year ended December 31,
                  1998).

      4.8 Fourth Supplemental Indenture dated as of September 29, 1998 between the Company and Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit
                  4.8 to the Company's Form 10-K for the year ended December 31,
                  1998).

      4.9 Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

      4.10 Resolutions of the Company's Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1998).

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

      4.19 Second Supplemental Indenture dated October 30, 1997 between Dresser and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.19 to the Company's Form 10-K for the year ended December 31, 1998).

      4.20 Third Supplemental Indenture dated September 29, 1998 between Dresser, the Company, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.20 to the Company's Form 10-K for the year ended December 31, 1998).

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

      10.4 Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated February 19, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1998).

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

      10.8 Halliburton Company Senior Executives' Deferred Compensation Plan, as amended and restated effective January 1, 1999 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1998).

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

      10.13 Stock Option Agreement, dated as of February 25, 1998, by and between the Company and Dresser (incorporated by reference to Exhibit B to the Company's Schedule 13D filed on March 9,
                  1998).

      10.14 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1998).

      10.15 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1998).

      10.16       Employment agreement (incorporated by reference to Exhibit
                  10.16 to the Company's Form 10-K for the year ended December 31, 1998).

      10.17       Employment agreement (incorporated by reference to Exhibit
                  10.17 to the Company's Form 10-K for the year ended December 31, 1998).

      10.18       Employment agreement (incorporated by reference to Exhibit
                  10.18 to the Company's Form 10-K for the year ended December 31, 1998).

      10.19       Employment agreement (incorporated by reference to Exhibit
                  10.19 to the Company's Form 10-K for the year ended December 31, 1998).

      10.20 Early retirement agreement (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1998).

      10.21 Early retirement agreement (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1998).

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

      21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended December 31, 1998).

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

       24.3 Powers of attorney for the following directors signed in October, 1998 (incorporated by reference to Exhibit 24.3 to the Company's Form 10-K for the year ended December 31, 1998):

                  William E. Bradford
                  Lawrence S. Eagleburger
                  Ray L. Hunt
                  J. Landis Martin
                  Jay A. Precourt

       * 27.1 Amended financial data schedule for the Registrant for the twelve months ended December 31, 1998.

       * 27.2 Amended financial data schedule for the Registrant for the twelve months ended December 31, 1997.

       99.1       Report of independent accountants, PricewaterhouseCoopers LLP.



       *      Filed with this Form 10-K/A

  ------------------------------------------------------------------------------

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

During the first quarter of 1999 through March 23, 1999:

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



                                       /s/ ARTHUR ANDERSEN LLP
                                     ---------------------------
                                           ARTHUR ANDERSEN LLP


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
   --------------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1998:
     Deducted from accounts and notes receivable:
         Allowance for bad debts                        $  58.6     $    26.5          $ -        $    (8.5)       $   76.6
   --------------------------------------------------------------------------------------------------------------------------
     Accrued special charges                            $   6.1     $   910.8 (B)      $ -        $  (557.8)       $  359.1
  ---------------------------------------------------------------------------------------------------------------------------

   Year ended December 31, 1997:
      Deducted from accounts and notes receivable:
         Allowance for bad debts                        $  65.3     $    13.7          $ -        $   (20.4)       $   58.6
  ---------------------------------------------------------------------------------------------------------------------------
     Accrued special charges                            $  57.7     $     6.2          $ -        $   (57.8)(C)    $    6.1
   --------------------------------------------------------------------------------------------------------------------------

   Year ended December 31, 1996:
     Deducted from accounts and notes receivable:
         Allowance for bad debts                        $  62.7     $    15.8          $ -        $   (13.2)       $   65.3
   --------------------------------------------------------------------------------------------------------------------------
     Accrued special charges                            $   0.0     $    85.8          $ -        $   (28.1)       $   57.7
  ---------------------------------------------------------------------------------------------------------------------------

   (A)  Receivable write-offs and reclassifications, net of recoveries.

   (B) Includes $887.5 million during the calendar year ended December 31, 1998 and $23.3 million during Dresser's two-month period ended December 31, 1997. See Note 14.

   (C) Includes $25.4 million for items of a longer-term nature reclassified to Other Liabilities at the end of 1997. See Note 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of January, 2000.

                                    HALLIBURTON COMPANY



                                    By      /s/  Richard B. Cheney
                                         -----------------------------
                                            Richard B. Cheney
                                          Chief Executive Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 11th day of January, 2000.

Signature                                 Title
---------                                 -----

/s/  Richard B. Cheney                    Chief Executive Officer and Director
-------------------------------
     Richard B. Cheney



/s/  Gary V. Morris                       Executive Vice President and
-------------------------------           Chief Financial Officer
     Gary V. Morris



/s/  R. Charles Muchmore, Jr.             Vice President and Controller and
-------------------------------           Principal Accounting Officer
     R. Charles Muchmore, Jr.

Signature                                     Title
---------                                     -----

* ANNE L. ARMSTRONG                           Director
---------------------------------------
Anne L. Armstrong

* WILLIAM E. BRADFORD                         Chairman of the Board and Director
---------------------------------------
William E. Bradford

* LORD CLITHEROE                              Director
---------------------------------------
Lord Clitheroe

*ROBERT L. CRANDALL                           Director
---------------------------------------
Robert L. Crandall

* CHARLES J. DIBONA                           Director
---------------------------------------
Charles J. DiBona

* LAWRENCE S. EAGLEBURGER                     Director
---------------------------------------
Lawrence S. Eagleburger

* W. R. HOWELL                                Director
---------------------------------------
W. R. Howell

* RAY L. HUNT                                 Director
---------------------------------------
Ray L. Hunt

* J. LANDIS MARTIN                            Director
---------------------------------------
J. Landis Martin

* JAY A. PRECOURT                             Director
---------------------------------------
Jay A. Precourt

* C. J. SILAS                                 Director
---------------------------------------
C. J. Silas

* RICHARD J. STEGEMEIER                       Director
---------------------------------------
Richard J. Stegemeier



* /s/ SUSAN S. KEITH
---------------------------------------
      Susan S. Keith, Attorney-in-fact