Form 10-Q/A
period 1999-06-30
HALLIBURTON CO
filed 2000-01-11
CIK 45012

                                  FORM 10-Q/A
                                Amendment No. 1

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


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

Yes   X    No ___
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 30, 1999 - 441,220,000

                              HALLIBURTON COMPANY

                                     Index


                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Quarterly Condensed Consolidated Financial Statements
         Statements of Income for the three months and six months ended June 30, 1999                             2
         and 1998
         Balance Sheets at June 30, 1999 and December 31, 1998                                                    3
         Statements of Cash Flows for the six months ended June 30, 1999 and 1998                                 4
         Notes to Financial Statements
         1.  Management representations                                                                           5
         2.  Business segment information                                                                         5
         3.  Acquisitions and dispositions                                                                        6
         4.  Inventories                                                                                          7
         5.  Dresser financial information                                                                        7
         6.  Commitments and contingencies                                                                        8
         7.  Income per share                                                                                     9
         8.  Comprehensive income                                                                                 9
         9.  Special charges                                                                                     10
         10.  Change in accounting method                                                                        11
         11.  Investment in Bufete                                                                               11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                              18

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                     24

Item 6.  Listing of Exhibits and Reports on Form 8-K                                                             24

Signatures                                                                                                       26

Exhibits:  Financial data schedule for the six months ended June 30, 1999 (included only in the copy of this report filed electronically with the Commission)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                              HALLIBURTON COMPANY
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
             (Millions of dollars and shares except per share data)

                                                             Three Months                                   Six Months
                                                            Ended June 30                                 Ended June 30
                                                 ----------------------------------------------------------------------------------
                                                     1999                   1998                   1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------

Revenues:
Services                                             $  2,693               $  3,256               $  5,565               $  6,266
Sales                                                     933                  1,269                  1,957                  2,461
Equity in earnings of unconsolidated affiliates            44                     60                     72                    113
-----------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                  $  3,670              $   4,585               $  7,594               $  8,840
-----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                     $  2,588              $   2,870               $  5,349               $  5,599
Cost of sales                                             803                  1,114                  1,707                  2,119
General and administrative                                130                    165                    237                    325
Special charge credits                                    (47)                     -                    (47)
------------------------------------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                  3,474                  4,149                  7,246                  8,043
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                          196                    436                    348                    797
Interest expense                                          (34)                   (31)                   (70)                   (61)
Interest income                                             6                      7                     38                     14
Foreign currency gains (losses), net                        4                     (2)                     3                     (2)
Other nonoperating, net                                   (26)                    (1)                   (24)                    (1)
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes, minority interest and
   change in accounting method                            146                    409                    295                    747
Provision for income taxes                                (53)                  (153)                  (113)                  (281)
Minority interest in net income of subsidiaries           (10)                   (13)                   (18)                   (20)
------------------------------------------------------------------------------------------------------------------------------------
Income before accounting change                            83                    243                    164                    446
Cumulative effect of change in accounting method, net       -                      -                    (19)                     -
------------------------------------------------------------------------------------------------------------------------------------
Net income                                            $    83                $   243                $   145               $    446
------------------------------------------------------------------------------------------------------------------------------------

Basic income per share:
  Before change in accounting method                  $  0.19                $  0.55                $  0.37               $   1.02
  Change in accounting method                               -                      -                  (0.04)                     -
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                          $  0.19                $  0.55                $  0.33               $   1.02

Diluted income per share:
  Before change in accounting method                  $  0.19                $  0.55                $  0.37               $   1.01
  Change in accounting method                               -                      -                  (0.04)                     -
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                           $  0.19                $  0.55                $  0.33               $   1.01
------------------------------------------------------------------------------------------------------------------------------------

Csh dividends per share    *                          $ 0.125                $ 0.125                $  0.25               $   0.25
------------------------------------------------------------------------------------------------------------------------------------
Basic average common shares outstanding                   440                    438                    440                    438
Diluted average common shares outstanding                 444                    443                    443                    443

* The 1998 cash dividends per share represent amounts paid by Halliburton Company prior to the merger with Dresser Industries, Inc.
See notes to quarterly financial statements.

                              HALLIBURTON COMPANY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
             (Millions of dollars and shares except per share data)

                                                                                        June 30                   December 31
                                                                                 ---------------------------------------------
                                                                                         1999                         1998
------------------------------------------------------------------------------------------------------------------------------
                                 Assets
Current assets:
Cash and equivalents                                                                        $   336                    $   203
Receivables:
  Notes and accounts receivable, net                                                          2,939                      3,345
  Unbilled work on uncompleted contracts                                                        538                        515
------------------------------------------------------------------------------------------------------------------------------
    Total receivables                                                                         3,477                      3,860
Inventories                                                                                   1,224                      1,285
Deferred income taxes, current                                                                  324                        432
Other current assets                                                                            231                        286
------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                       5,592                      6,066
Property, plant and equipment:
   Less accumulated depreciation of $3,956 and $3,929                                         2,828                      2,896
Equity in and advances to related companies                                                     552                        587
Excess of cost over net assets acquired                                                         760                        765
Deferred income taxes, noncurrent                                                               363                        337
Other assets                                                                                    388                        415
------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                             $10,483                    $11,066
------------------------------------------------------------------------------------------------------------------------------
                            Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                                    $   625                    $   515
Current maturities of long-term debt                                                            364                         59
Accounts payable                                                                              1,179                      1,009
Accrued employee compensation and benefits                                                      204                        402
Advance billings on uncompleted contracts                                                       292                        513
Income taxes payable                                                                            167                        246
Accrued special charges                                                                         142                        359
Other current liabilities                                                                       699                        834
------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                  3,672                      3,937
Long-term debt                                                                                1,064                      1,370
Employee compensation and benefits                                                              970                      1,007
Other liabilities                                                                               525                        521
Minority interest in consolidated subsidiaries                                                  162                        170
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                           6,393                      7,005
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common shares, par value $2.50 per share -
    Authorized 600 shares, issued 447 and 446 shares                                          1,118                      1,115
  Paid-in capital in excess of par value                                                         43                          8
  Deferred compensation                                                                         (47)                       (51)
  Accumulated other comprehensive income                                                       (195)                      (149)
  Retained earnings                                                                           3,271                      3,236
------------------------------------------------------------------------------------------------------------------------------
                                                                                              4,190                      4,159
  Less 6 shares of treasury stock, at cost in both periods                                      100                         98
------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                  4,090                      4,061
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                                $10,483                    $11,066
------------------------------------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.

                              HALLIBURTON COMPANY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Millions of dollars)

                                                                                                   Six Months
                                                                                                  Ended June 30
                                                                                    --------------------------------------
                                                                                          1999                    1998
---------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income                                                                          $        145           $         446
    Adjustments to reconcile net income to net cash from operations:
        Depreciation, depletion and amortization                                               290                     291
        Provision (benefit) for deferred income taxes                                           82                      (8)
        Change in accounting methods                                                            19                       -
        Distributions from (advances to) related companies, net of
           equity in (earnings) losses                                                         (14)                   (133)
        Change in accrued special charges                                                     (217)                    (13)
        Other non-cash items                                                                    49                      25
        Other changes, net of non-cash items:
           Receivables and unbilled work                                                       103                    (366)
           Inventories                                                                          78                    (149)
           Accounts payable                                                                    140                     178
           Other working capital, net                                                         (521)                   (170)
           Other, net                                                                         (161)                     43
--------------------------------------------------------------------------------------------------------------------------
  Total cash flows from operating activities                                                    (7)                    144
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                        (267)                   (470)
  Sales of property, plant and equipment                                                       100                      54
  Dispositions (acquisitions) of businesses                                                    273                     (36)
  Other investing activities                                                                    (3)                     (1)
--------------------------------------------------------------------------------------------------------------------------
  Total cash flows from investing activities                                                   103                    (453)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments on long-term borrowings                                                              (8)                    (11)
  Net borrowings of short-term debt                                                            119                     370
  Payments of dividends to shareholders                                                       (110)                   (133)
  Proceeds from exercises of stock options                                                      33                      40
  Payments to re-acquire common stock                                                           (3)                    (17)
  Other financing activities                                                                     -                      (5)
--------------------------------------------------------------------------------------------------------------------------
  Total cash flows from financing activities                                                    31                     244
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                          6                       -
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                    133                     (65)
Cash and cash equivalents at beginning of period                                               203                     346
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                 $        336           $         281
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash payments during the period for:
  Interest                                                                            $         70           $          51
  Income taxes                                                                        $        106           $         195

See notes to quarterly financial statements.

                              HALLIBURTON COMPANY
                    Notes to Quarterly Financial Statements
                                  (Unaudited)

Note 1. Management Representations

          We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles our management must make estimates and assumptions that affect:

          .   the reported amounts of assets and liabilities,
          .   the disclosure of contingent assets and liabilities at the date of the financial statements, and
          .   the reported amounts of revenues and expenses during the
              reporting period.

Ultimate results could differ from those estimates.

     The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 1998 Annual Report on Form 10-K/A.

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

     Prior year amounts have been reclassified to conform to the current year presentation. We have revised our presentation of the amounts recorded in our 1998 special charge. We have reclassified amounts related to inventories, property plant and equipment, excess of cost over assets acquired, and other assets from the accrued special charge on our 1999 and 1998 consolidated balance sheets. See Note 9.

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

     The table below presents revenues and operating income by segment.

                                                            Three Months                                   Six Months
                                                            Ended June 30                                 Ended June 30
                                             ----------------------------------------      ----------------------------------------
Millions of dollars                                     1999                   1998                   1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
  Revenues:
    Energy Services Group                            $   1,681              $   2,381              $   3,434              $   4,666
    Engineering and Construction Group                   1,372                  1,438                  2,880                  2,785
    Dresser Equipment Group                                617                    766                  1,280                  1,389
------------------------------------------------------------------------------------------------------------------------------------
      Total                                          $   3,670              $   4,585              $   7,594              $   8,840
------------------------------------------------------------------------------------------------------------------------------------

  Operating income:
    Energy Services Group                            $      49              $     304              $     106              $     587
    Engineering and Construction Group                      64                     74                    122                    133
    Dresser Equipment Group                                 53                     77                    107                    116
    Special charge credits                                  47                      -                     47                      -
    General corporate                                      (17)                   (19)                   (34)                   (39)
------------------------------------------------------------------------------------------------------------------------------------
      Total                                          $     196              $     436              $     348              $     797
------------------------------------------------------------------------------------------------------------------------------------

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

   The results of operations for Halliburton and Dresser prior to the merger and the combined amounts are presented below:

                                          Three Months           Six Months
                                         Ended June 30         Ended June 30
                                    --------------------------------------------
 Millions of dollars                           1998                  1998
--------------------------------------------------------------------------------
Revenues:
  Halliburton                                 $2,476                $4,831
  Dresser                                      2,109                 4,009
--------------------------------------------------------------------------------
    Combined                                  $4,585                $8,840
--------------------------------------------------------------------------------

Net income:
  Halliburton                                 $  136                $  254
  Dresser                                        107                   192
--------------------------------------------------------------------------------
    Combined                                  $  243                $  446
--------------------------------------------------------------------------------

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

Note 4. Inventories

                                              June 30                  December 31
                                        ----------------------------------------------
Millions of dollars                             1999                      1998
--------------------------------------------------------------------------------------
  Finished products and parts                 $   631                   $   621
  Raw materials and supplies                      314                       250
  Work in process                                 405                       562
  Progress payments                              (126)                     (148)
--------------------------------------------------------------------------------------
     Total                                    $ 1,224                   $ 1,285
--------------------------------------------------------------------------------------

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

Dresser Industries, Inc.
Financial Position                                    June 30             December 31
                                                ---------------------------------------
Millions of dollars                                    1999                  1998
---------------------------------------------------------------------------------------
  Current assets                                     $  5,320               $  2,417
  Noncurrent assets                                     5,718                  2,614
---------------------------------------------------------------------------------------
     Total                                           $ 11,038               $  5,031
---------------------------------------------------------------------------------------

  Current liabilities                                $  2,910               $  1,389
  Noncurrent liabilities                                1,896                  1,544
  Minority interest                                       162                    154
  Shareholders' equity                                  6,070                  1,944
---------------------------------------------------------------------------------------
     Total                                           $ 11,038               $  5,031
---------------------------------------------------------------------------------------

Dresser Industries, Inc.                                      Three Months                                   Six Months
Operating Results                                            Ended June  30                                Ended June 30
                                               -------------------------------------------------------------------------------------
Millions of dollars                                   1999                    1998                  1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
  Revenues                                         $  3,670                $  2,109               $  7,594                $  4,009
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                 $    154                $    198               $    311                $    355
------------------------------------------------------------------------------------------------------------------------------------
  Income before taxes and minority interest        $     79                $    180               $    215                $    320
  Income taxes                                          (31)                    (65)                   (87)                   (115)
  Minority interest                                     (10)                     (9)                   (18)                    (13)
  Change in accounting method                             -                       -                    (19)                      -
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                       $     38                $    106               $     91                $    192
------------------------------------------------------------------------------------------------------------------------------------

Note 6. Commitments and Contingencies

    Asbestosis Litigation. Since 1976, Dresser has been involved in litigation with people who allege that they have sustained injuries and damage from the inhalation of asbestos fibers. The injuries and damages are alleged to arise from products manufactured by Dresser and its former divisions or subsidiaries or companies acquired by Dresser. We have additional asbestos claims which have arisen as a result of construction and renovation work performed by the Engineering and Construction Group segment.

     At June 30, 1999, we have approximately 84,200 pending claims. Settlements, previously reported, covering approximately 12,500 claims, are carried as pending until releases are signed. During the first six months of 1999, approximately 20,500 claims were filed and approximately 6,800 claims against us were settled or otherwise resolved. The settlements reached during the first six months of 1999 were consistent with our historical experience. Based on our experience, we continue to believe that provisions recorded are adequate to cover the estimated loss from asbestosis litigation.

    We have entered into agreements with insurance carriers to cover portions of the expense associated with asbestosis litigation arising from products manufactured by Dresser and its former divisions or subsidiaries. These agreements are governed by exposure dates, payment type or product involved so the covered amount varies by individual claim. We have filed lawsuits against several insurance carriers to recover additional amounts related to these claims. The Engineering and Construction Group segment is also involved in negotiations with carriers over coverage of its claims.

                                              June 30                  December 31
                                        ------------------------------------------------
Millions of dollars                             1999                      1998
----------------------------------------------------------------------------------------
  Accrued liability                            $    40                  $    48
  Receivables from insurance carriers              (32)                     (34)
-----------------------------------------------------------------------------------------
     Net asbestosis liability                  $     8                  $    14
-----------------------------------------------------------------------------------------

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

    The accrued liabilities for environmental contingencies were $33 million at June 30, 1999 and $29 million at December 31, 1998.

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

                                                             Three Months                                 Six Months
                                                             Ended June 30                              Ended June 30
                                               ----------------------------------------------------------------------------------
Millions of dollars and shares
except per share data                              1999                   1998                 1999                  1998
---------------------------------------------------------------------------------------------------------------------------------
Income before accounting change                  $    83                 $   243             $   164                $   446
---------------------------------------------------------------------------------------------------------------------------------
Basic weighted average shares                        440                     438                 440                    438
Effect of common stock equivalents                     4                       5                   3                      5
---------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                      444                     443                 443                    443
---------------------------------------------------------------------------------------------------------------------------------

Income per common share before change in
   accounting method:
   Basic                                         $  0.19                 $  0.55             $  0.37                $  1.02
---------------------------------------------------------------------------------------------------------------------------------
   Diluted                                       $  0.19                 $  0.55             $  0.37                $  1.01
---------------------------------------------------------------------------------------------------------------------------------

Note 8. Comprehensive Income

                                                             Three Months                                   Six Months
                                                             Ended June 30                                Ended June 30
                                                --------------------------------------------------------------------------------
Millions of dollars                                   1999                 1998                   1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
    Net income                                      $    83               $   243                $   145               $  446
    Cumulative translation
       adjustment, net of tax                           (15)                   (7)                   (39)                 (16)
    Minimum pension liability adjustment                  -                     -                     (7)                   -
--------------------------------------------------------------------------------------------------------------------------------
  Total comprehensive income                        $    68               $   236                $    99               $  430
--------------------------------------------------------------------------------------------------------------------------------

    The cumulative translation adjustment of certain foreign entities and minimum pension liability adjustment are the only comprehensive income adjustments recorded.
    Accumulated other comprehensive income at June 30, 1999 and December 31, 1998 consisted of the following:

                                                               June 30               December 31
                                                            --------------------------------------
Millions of dollars                                              1999                   1998
--------------------------------------------------------------------------------------------------
  Cumulative translation adjustment                             $   (181)                $  (142)
  Minimum pension liability                                          (14)                     (7)
--------------------------------------------------------------------------------------------------
  Total accumulated other comprehensive income                  $   (195)                $  (149)
--------------------------------------------------------------------------------------------------

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

                                          Asset                        Facility        Merger
                                         Related       Personnel    Consolidation   Transaction    Other
Millions of dollars                      Charges        Charges        Charges        Charges     Charges   Total
-----------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                        $ 453          $ 157            $ 93          $  -       $18   $ 721
Engineering & Construction Group                 8             19               8             -         5      40
Dresser Equipment Group                         18              1               2             -         -      21
General corporate                               30             58              23            64        23     198
-----------------------------------------------------------------------------------------------------------------
Total                                          509            235             126            64        46     980
Utilized in 1998                              (509)           (45)             (3)          (60)       (4)   (621)
-----------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                        -            190             123             4        42     359
Utilized in 1999                                 -           (119)            (40)           (3)       (8)   (170)
Adjustments to 1998 charges                      -            (30)            (16)           (1)        -     (47)
-----------------------------------------------------------------------------------------------------------------
Balance June 30, 1999                         $  -          $  41            $ 67          $  -       $34   $ 142
-----------------------------------------------------------------------------------------------------------------

     The following summarizes reductions of employees, consultants and contract personnel related to the 1998 special charge through June 30, 1999:

     .  1998      4,400 including 3,800 within the Energy Services Group
     .  1999      4,400 including 3,500 within the Energy Services Group

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

     During the first six months of 1999, we utilized $8 million in other special charge costs. The balance will be utilized during 1999 and possibly 2000 in connection with our renegotiation of agency agreements, supplier and other contracts and elimination of other duplicate capabilities.

     Most restructuring activities accrued for in the 1998 special charges are expected to be completed and expended by the end of 1999. The exceptions are reserves for losses on facilities to be disposed of and any other actions, which may require negotiations with outside parties extending past the end of the year. Through June 30, 1999 the Company used $266 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at June 30, 1999 is expected to result in future cash outlays of approximately $128 million during 1999 and possibly into 2000.

Note 10. Change in Accounting Method

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after tax or $0.04 per diluted share. The components of the $30 million pretax cost, all contained within the Energy Services Group, that were previously deferred include:

     . $23 million for mobilization costs associated with specific contracts and for installation of offshore cementing equipment onto third party marine drilling rigs or vessels; and

     . $7 million for costs incurred opening a new manufacturing facility in the United Kingdom.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     In this section, we discuss the operating results and general financial condition of Halliburton and its subsidiaries.
     We explain:

     .  what factors impact our business;
     . why our earnings and expenses for the second quarter of 1999 differ from the second quarter of last year;
     . why our earnings and expenses in January through June of 1999 differ from the same period in 1998;
     .  what our capital expenditures were;
     . what our ending cash balance was; and . any other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
---------------------------

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

     .  consolidation of customers in the oil and gas industry;
     . technological and structural changes in the industries that we serve; changes in the price of oil and natural gas;
     .  changes in the price of commodity chemicals that we use;
     . risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet expected profit margins;
     .  claim negotiations with customers on cost variances on major projects;
     .  computer software, hardware and other equipment utilizing computer
     . technology used by governmental entities, service providers, vendors, . customers and Halliburton which may be impacted by the Y2K issue;
     . the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates;
     . increased competition in the hiring and retention of employees in competitive areas, for example, accounting, treasury and Y2K remediation; and
     . integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton.

     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries that we serve.

BUSINESS ENVIRONMENT
--------------------

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

     We still believe:

     . the long-term fundamentals of the energy industry are positive, . steadily rising population and greater industrialization efforts will continue to propel global growth, particularly in developing nations, and

     . these factors will cause increasing demand for oil and natural gas to produce refined products, petrochemicals, fertilizers and power.
     We are encouraged about the remainder of this year, given:
     . the recent strengthening of oil and gas prices, . a 20% increase in the U.S. rotary rig count from its April low, and . continuing increases in the level of customer inquiries.

We look forward to a recovery in 2000 after our customers approve new capital budgets.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998
---------------------------------------------

Second Quarter of 1999 Compared with the Second Quarter of 1998

REVENUES                                                      Second Quarter                Increase
                                                   -----------------------------------
Millions of dollars                                       1999              1998           (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                         $1,681            $2,381             $(700)
Engineering and Construction Group                             1,372             1,438               (66)
Dresser Equipment Group                                          617               766              (149)
--------------------------------------------------------------------------------------------------------
   Total revenues                                             $3,670            $4,585             $(915)
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

OPERATING INCOME                                               Second Quarter                 Increase
                                                    ------------------------------------------------------
Millions of dollars                                        1999              1998            (decrease)
----------------------------------------------------------------------------------------------------------
Energy Services Group                                          $  49              $ 304              $(255)
Engineering and Construction Group                                64                 74                (10)
Dresser Equipment Group                                           53                 77                (24)
Special charge credits                                            47                  -                 47
General corporate                                                (17)               (19)                 2
----------------------------------------------------------------------------------------------------------
  Operating income                                             $ 196              $ 436              $(240)
----------------------------------------------------------------------------------------------------------

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

First Six Months of 1999 Compared with the First Six Months of 1998

REVENUES                                                     First Six Months               Increase
                                                   -----------------------------------
Millions of dollars                                       1999              1998           (decrease)
--------------------------------------------------------------------------------------------------------
Energy Services Group                                         $3,434            $4,666           $(1,232)
Engineering and Construction Group                             2,880             2,785                95
Dresser Equipment Group                                        1,280             1,389              (109)
--------------------------------------------------------------------------------------------------------
   Total revenues                                             $7,594            $8,840           $(1,246)
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

OPERATING INCOME                                              First Six Months                Increase
                                                        ----------------------------
Millions of dollars                                        1999              1998            (decrease)
----------------------------------------------------------------------------------------------------------
Energy Services Group                                          $ 106              $ 587              $(481)
Engineering and Construction Group                               122                133                (11)
Dresser Equipment Group                                          107                116                 (9)
Special charge credits                                            47                  -                 47
General corporate                                                (34)               (39)                 5
----------------------------------------------------------------------------------------------------------
  Operating income                                             $ 348              $ 797              $(449)
----------------------------------------------------------------------------------------------------------

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

     Cumulative effect of change in accounting method of $19 million after tax or 4 cents per diluted share reflects our adoption of Statement of Position 98-
5. Estimated annual expense for 1999 under Statement of Position 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment. See Note 10 to the condensed consolidated financial statements for additional information.

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

FINANCIAL INSTRUMENT MARKET RISK
--------------------------------

     We are exposed to market risk from changes in foreign currency exchange rates, and to a lesser extent, to changes in interest rates. To mitigate market risk, we selectively hedged our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments include the following types of market risk:

     .  volatility of the currency rates,
     . tenor or time horizon of the derivative instruments, . market cycles, and
     .  the type of derivative instruments used.

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

RESTRUCTURING ACTIVITIES
------------------------

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

     All business segments, shared services and corporate offices have been impacted since the Dresser merger by the restructuring activities, including:

     . integration of two corporate offices, . integration of operational and shared services officers and management teams,
     . personnel reductions necessary to match the new business structure and industry environment,
     .  integration of businesses and product service lines, including:
        - Halliburton Energy Services' drilling operations into Sperry Sun,
        - Dresser Oil Tools into Halliburton Energy Services completion products,
        - SubSea, Rockwater and Wellstream within Brown & Root Energy Services, and
        - M.W. Kellogg and Brown & Root Engineering and Construction into Kellogg Brown & Root,
     . integration of facilities across business units and the entire company, . impairments or write-offs of intangible assets and software, . impairments or write-offs of excess or duplicate machinery, equipment, and inventory, and
     .  integration of shared service support functions.

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

OTHER MERGER RELATED ACTIVITIES
-------------------------------

     We expect to incur total merger related incremental costs of approximately $125 million that do not qualify as special charges. These expenses include $24 million incurred in the fourth quarter of 1998 and approximately $42 million incurred during the first six months of 1999. These costs include:

     .  additional reductions in personnel;
     .  additional disposal of properties;
     . relocating personnel, inventory and equipment as part of facility consolidation efforts;
     . implementing a company-wide common information technology infrastructure;
     .  merging engineering work practices;
     . harmonizing employee benefit programs; and . developing common policies and procedures to provide best practices.

     During the second quarter of 1999, both Halliburton Energy Services and Landmark made additional reductions in personnel outside the 1998 special charge plan.

YEAR 2000 ISSUES
----------------

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

     Failure to address Year 2000 issues could result in business disruption that could materially affect our operations. In an effort to minimize potential business interruptions we continue to develop and refine our Year 2000 contingency plans. Halliburton's Year 2000 program is designed to:

     . prevent or minimize the occurrence of Year 2000 problems, and . limit Halliburton's exposure to potential third party legal actions to the extent reasonably possible.

     Our Year 2000 program. In response to the Year 2000 issue we have implemented an enterprise-wide Year 2000 program. The program was expanded after the merger to include Dresser, which had a similar program. The program is designed to identify, assess and address significant Year 2000 issues in our key business operations, including among other things:

     .  products;
     .  services;
     .  suppliers;
     .  business applications;
     .  engineering applications;
     .  information technology systems;
     . non-information technology systems including systems embedded in delivery tools and devices and in equipment that controls or monitors other systems;
     .  facilities;
     .  infrastructure; and
     .  joint venture projects.

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

     As of June 30, 1999 we have completed approximately:

     .  99% of the assessment phase;
     .  92% of the remediation phase;
     .  88% of the testing phase; and
     .  71% of the deployment and certification phase.

     As of June 30, 1999 we assess our overall completion of Year 2000 related tasks at approximately 84%.

     The assessment phase was substantially complete on June 30, 1998. We estimate the dates of substantial completion of the remaining phases of our Year 2000 program as follows:

     .  Remediation phase                     September 30, 1999
     .  Testing phase                         October 31, 1999
     .  Deployment and certification phase    November 30, 1999

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

     We do not maintain precise breakdowns of costs for remediation of software and remediation of non-information technology systems. Of the approximately $35 million, pre-tax, spent through June 30, 1999, we estimate the cost of remediation of software and non-information technology systems as follows:

     .  remediation of software systems                           $25 million
     .  remediation of non-software information technology items  $6 million
     .  remediation of non-information technology systems         $4 million

     We estimate that by January 1, 2000 we will have spent approximately $48 million on Year 2000 issues.

     Third party liability. After reviewing our third party liability exposure related to Year 2000 issues, including:

     . an overall assessment of our Year 2000 program performance to date, . the nature and duration of the warranties and other limitations on liability traditionally offered, excluded and received by Halliburton's business units, and
     . Year 2000 standards adopted by Halliburton's business units for new contracts, we believe that our Year 2000 liability to third parties will not be material to our business, results of operations or financial condition.

     International exposure. Our potential Year 2000 exposure in international operations is being addressed in two primary ways:

     . our international locations are being specifically evaluated for Year 2000 readiness as part of our overall Year 2000 program; and
     . through our continuing process of business continuity planning by location, we are specifically addressing the higher risks associated with infrastructure providers in less developed countries.

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

     We have identified approximately 600 significant suppliers as being suppliers that meet one or more of the following criteria:

     . the supplier represents over $1 million annually in sales volume to us, . the supplier is the source of a commodity or product deemed essential,
        or
     .  the supplier is deemed critical to our operations.

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

     Forward-looking statements relating to the Year 2000. Our discussion related to the Year 2000 issue includes a number of forward-looking statements that are based on our best assumptions and estimates as of today. Assumptions and estimates, which are not necessarily all of the assumptions and estimates, include our statements concerning:

     . estimated timetables for completing the phases of our Year 2000 project; . estimates of the percentages of work that remains to be performed in each phase;
     .  estimates of costs for work that remains to be performed;
     .  assessments as to which systems are significant;
     .  identification of potential failures related to Year 2000 issues;
     . assessments of the risk of our relationships with third parties; and . implementation of our business continuity plans.

     Year 2000 risk factors. The work that we are doing under our Year 2000 program is focused on risk identification and mitigation, most likely worst case analyses, and business continuity plans involving significant systems and relationships with third parties. There are, however, an almost infinite number of additional risks which are simply not assessable and for which contingency plans cannot be established. There are risks of failure, for Year 2000 reasons, of one or more systems or third party relationships which we do not judge to be individually significant. These failures could cause a cascade of other failures, which could have a material impact on our results of operation.
Actual results of our Year 2000 effort could differ materially from the estimates expressed in our forward-looking statements, due to a number of factors. Factors, which are not necessarily all of the factors that could cause different results, include:

     . our failure to accurately judge which of our systems and relationships are significant;
     . our ability to obtain and retain staff and third party assistance required to complete work that remains to be performed;

     . our ability to complete the work that remains to be performed within the timetables that we established;
     . our ability to locate and correct or replace computer code and systems embedded in equipment that controls or monitors our operating assets;
     . our inability or failure to identify significant Year 2000 issues not now contemplated or understood; and
     . the failure, including infrastructure failures, of third parties to achieve Year 2000 readiness.

ENVIRONMENTAL MATTERS
---------------------

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. In June 1999, the FASB deferred the effective date of Standard No. 133 for one year. Standard No. 133 is now effective for Halliburton beginning January 1, 2001. We are currently evaluating Standard No. 133 to identify implementation and compliance methods and have not yet determined the effect, if any, on our results of operations or financial position.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

  (1)                             Election of Directors:

       Name of Nominee            Votes For               Votes Withheld
--------------------------------  ----------------------  --------------

       Anne L. Armstrong                     381,186,509       1,673,529
       William E. Bradford                   381,280,592       1,579,446
       Richard B. Cheney                     381,358,018       1,502,020
       Lord Clitheroe                        381,269,315       1,590,723
       Robert L. Crandall                    381,186,444       1,673,594
       Charles J. DiBona                     381,227,294       1,632,744
       Lawrence S. Eagleburger               377,167,172       5,692,866
       W. R. Howell                          381,088,385       1,771,653
       Ray L. Hunt                           381,112,533       1,747,505
       Delano E. Lewis                       381,229,169       1,630,869
       J. Landis Martin                      381,156,784       1,703,254
       Jay A. Precourt                       381,426,046       1,433,992
       C. J. Silas                           381,294,377       1,565,661
       Richard J. Stegemeier                 381,187,387       1,672,651

  (2) Proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 1999:

       Number of Votes For           382,004,973
       Number of Votes Against       455,186
       Number of Votes Abstaining    399,879
       Number of Broker Non-Votes    0

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a) Exhibits

   10 Halliburton Company Elective Deferral Plan as amended and restated effective June 1, 1999 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

 * 27 Amended financial data schedules for the three months ended March 31, 1999 and six months ended June 30, 1999.

   *   Filed with this Form 10-Q/A

-----------------------------------------------------

(b)    Reports on Form 8-K

                            Date of
Date                        Earliest
Filed                        Event                                     Description of Event
-----------------------------------------------------------------------------------------------------------------------
During the second quarter of 1999:
April 6, 1999          March 29, 1999      Item 5. Other Events for a press release announcing that Halliburton has sold its logging-while-drilling and related measurement-while-drilling business to W-H Energy Services, Inc.

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

During the third quarter of 1999 to August 13, 1999:

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


                                         HALLIBURTON COMPANY



Date January 11, 2000                 By: /s/    Gary V. Morris
    ---------------------                ------------------------------
                                                 Gary V. Morris
                                          Executive Vice President and
                                            Chief Financial Officer



                                          /s/ R. Charles Muchmore, Jr.
                                         ------------------------------
                                            R. Charles Muchmore, Jr.
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                                                    Description
--------------------------------------------------------------------------------------------------------------------
27           Amended financial data schedules for the three months ended
             March 31, 1999 and six months ended June 30, 1999