Form 10-K
period 1999-12-31
HALLIBURTON CO
filed 2000-03-14
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
                               ----    ----

Commission File Number 1-3492

                               HALLIBURTON COMPANY
             (Exact name of registrant as specified in its charter)

              Delaware                                     75-2677995
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates on February 29, 2000, determined using the per share closing price on the New York Stock Exchange Composite tape of $38.1875 on that date was approximately $16,896,000,000.

As of February 29, 2000, there were 443,582,904 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 23, 2000, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
         General development of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. Information related to acquisitions and dispositions is set forth in Note 2 to the financial statements of this annual report.
         Financial information about business segments. We operate in three business segments:
              o   Energy Services Group;
              o   Engineering and Construction Group; and
              o   Dresser Equipment Group.
         See Note 3 to the financial statements of this annual report for financial information about these three business segments.
         Description of services and products. Our ability to mix, bundle or integrate products and services to meet the varied needs of our customers is of increasing importance in the highly competitive environment in which we operate. We believe that, based upon our customers' requirements, our future success will depend, in part, upon our ability to offer total capabilities and solutions on a global, industry-encompassing scale as well as discrete services and products. Our business strategy is focused on continuing to maintain global leadership in providing our customers integrated services, equipment, engineering, construction and maintenance. This strategy is dependent upon four key goals:
              o   technological leadership;
              o   operational excellence;
              o   innovative business relationships; and
              o   a dynamic workforce.
         We offer a broad suite of products and services through three business segments operating globally as six business units. The following summary describes our services and products for each business segment and unit.
         ENERGY SERVICES GROUP
         The Energy Services Group segment consists of Halliburton Energy Services, Brown & Root Energy Services, and Landmark Graphics. This segment provides a wide range of discrete services and products and integrated solutions to customers in the exploration, development and production of oil and gas. The segment serves independent, integrated, and national oil companies.
         Halliburton Energy Services provides discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services range from the initial evaluation of producing formations to drilling, completion, production and well maintenance for a single well or an entire field. Major product and service line offerings include:
              o   pressure pumping, including:
                  - zonal isolation (cementing);
                  - production enhancement (fracturing and acidizing); and
                  - tools and testing;
              o   logging and perforating;
              o   drilling systems;
              o   drilling fluid systems;
              o   drill bits; and
              o   specialized  completion and production equipment and services, and well control products and services.
         Zonal isolation is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. This is accomplished by pumping cement and chemical additives to fill the space between the casing and the side of the wellbore. Our zonal isolation service line also provides casing equipment and services.
         Production enhancement encompasses the technologies and capabilities to optimize oil and gas reservoirs through a variety of pressure pumping services, including: fracturing and acidizing, sand control, coiled tubing, well control, nitrogen services, and specialty services. These services are commonly used to clean out a formation or to fracture formations to allow increased oil and gas production.
         Tools and testing includes tubing-conveyed perforating products and services, including drill stem and other well testing tools, data acquisition services and production applications.
         Logging products and services include our Magnetic Resonance Imaging Logging (MRIL(R)), high-temperature logging as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply medical diagnostic magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Our high temperature logging tools combine advanced electronic and mechanical tool designs, quality materials and a telemetry system to operate in high temperature and high pressure downhole environments. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
         Drilling  systems  and  services  are  marketed  under  the  Sperry-Sun
Drilling Systems name. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and completion systems, and rig site information systems.
         Drilling and completion fluids are marketed under the Baroid Drilling Fluids name. These services provide fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid maintains and markets products for a wide variety of industrial customers.
         Drill bits, marketed under the trade name of Security DBS, provide roller cone rock bits, fixed cutter bits, coring equipment and services, and other downhole tools used to drill wells.
         Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, and slickline equipment and services.
         Halliburton Energy Services, through its solutions group, also provides fully integrated oilfield management and technical expertise in the following areas:
              o   integrated solutions; and
              o   reservoir description.
         Integrated solutions provides value-added oilfield management and solutions to independent, integrated, and national oil companies. Integrated solutions enhance field deliverability and maximize the customer's return on investment. These services leverage the entire Halliburton Energy Services product service groups and technologies as well as overall project management.
         Reservoir description is composed of two groups - geoscience and engineering and computed products. The geoscience and engineering group provides a comprehensive suite of products including opportunity assessment, reservoir characterization, field development planning, production enhancement, reservoir surveillance, and reservoir management. The computed products group provides interpretation for wellbore imaging, waveform sonics, cement evaluation, production, and a variety of open and cased-hole information evaluation logs. By combining reservoir description with field service capabilities and technology, Halliburton Energy Services provides complete reservoir solutions.
         Brown & Root Energy Services provides worldwide engineering and construction services to the upstream oil and gas industry. Projects are on a cost reimbursable or lump sum, turnkey basis. Many field development projects also involve services of Halliburton Energy Services and Landmark Graphics. Brown & Root Energy Services' primary product service lines include:
              o   deepwater and floating production, including subsea;
              o   general offshore operations; and
              o   land operations.
         The deepwater and floating production group provides deepwater riser solutions, floating production technologies and project management systems tailored to the specific demands of our customers. The group integrates these capabilities with our subsea group to optimize customer solutions. The subsea product service group provides construction and installation capabilities, including a comprehensive fleet of semi-submersibles, remotely-operated vehicles and support vessels. These vehicles and vessels are used to install subsea manifolds, templates, spools, fixed risers, dynamic risers, mechanical connections, pilings and flexible pipelines. The subsea product service group also provides trenching and repair operations and manufactures and supplies flexible pipe. Flexible pipe is used primarily in the offshore oil and gas industry for both topside and subsea applications.
         The general offshore group integrates capabilities required to plan, engineer, construct and operate offshore production facilities. The group includes front-end engineering, detailed engineering, project management, procurement and construction, fabrication, and production services. Capabilities include the engineering, procurement and construction of offshore drilling and production platforms, process skids and modules, subsea components, turret mooring systems and production manifolds, structural pipe/caissons, semi-drilling rig components and prefabricated components. Fabrication products and services are provided by Brown & Root Energy Services at one facility and Brown & Root Energy Services and a joint venture partner at two additional facilities. Pipeline services provide full turnkey pipeline services to onshore and offshore customers through a joint venture.
         The land operations group combines the distinctive capabilities required to plan, engineer, construct and operate onshore plants and pipelines. Capabilities include front-end engineering, detailed engineering, procurement, construction, operations and project management.
         Landmark Graphics provides integrated exploration and production software information systems and professional services. Landmark's software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs to optimize exploration, development and production decisions. Landmark's products and services integrate data workflows and operational processes across disciplines including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
         ENGINEERING AND CONSTRUCTION GROUP
         The Engineering and Construction Group segment, consisting of Kellogg Brown & Root and Brown & Root Services, provides a wide range of services to energy and industrial customers and government entities worldwide.
         Kellogg Brown & Root is a global provider of technology-based engineering and construction services using proprietary processes including project development, technology licensing and development, consulting, project management, engineering, procurement, construction, operations and maintenance services. Projects for our customers are often executed on a lump-sum, turnkey basis, including:
              o   engineering, procurement and construction services for:
                  - liquefied natural gas and gas processing facilities;
                  - ammonia plant design and technology;
                  - olefins, polymer and phenol plants;
                  - forest products facilities; and
                  - mineral processing;
              o   industrial maintenance services to private sector customers;
                  and
              o   planning,  process  technologies and engineering,  procurement and  construction  services in the  construction of refineries utilizing proprietary  techniques in fluid catalytic cracking, hydroprocessing, and residuum processing.
         Brown & Root Services is a global provider to the private (primarily non-energy) and government sectors offering planning, design, construction, operations, maintenance, asset management and decommissioning of infrastructure, facilities and installations. The following summarizes the business unit's product service lines and their distinctive capabilities:
              o   management and engineering - consulting and civil  engineering services  providing  master planning and  consulting,  design, engineering, project and construction management, and facility start-up;
              o   construction - management of large projects including prisons,
                  stadiums  and  highways.   Other  services   include   on-call
                  construction and facilities modification and repair;

              o   operations,   maintenance   and   logistics  -  operation   of
                  government  facilities and  installations,  providing food and housing  services for the life-cycle of large scale  projects, weapons demilitarization,  aircraft servicing,  fuels handling and management,  refuse collection,  equipment maintenance and operations, public works support, and transportation services;
                  and
              o   investment management - participation in the design, building, financing and  operation and ownership of toll roads,  marine, and other public sector facilities.
         DRESSER EQUIPMENT GROUP
         The Dresser Equipment Group segment designs, manufactures and markets highly engineered products and systems for customers in the energy industry, although power, chemical and transportation industries are also significant customers for its products and services. Product service lines in this segment include:
              o   compression and pumping;
              o   measurement;
              o   flow control; and
              o   power systems.
          The compression and pumping product service line included two joint ventures: Dresser-Rand and Ingersoll-Dresser Pump. Dresser-Rand manufactures and services gas turbines; centrifugal, reciprocating and axial compressors; steam turbines; electric motors and generators. Ingersoll-Dresser Pump provides a wide range of pumps for use in process and petrochemical industries, power generation, pulp and paper, water resources, mining, pipeline, marine, general industry and agriculture. On October 4, 1999, we announced we would sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand. Ingersoll-Dresser Pump was sold on December 30, 1999. Dresser-Rand was sold on February 2, 2000. See Note 2 and Note 18 to the financial statements of this annual report for additional information on the sale of our interests in these joint ventures.
         The measurement product service line includes the DMD, Instrument and Wayne divisions. DMD produces gas meters, electronic products for gas systems, pipe fittings, couplings and repair devices for gas and water utilities and other industries. We are in the process of consolidating the DMD and Roots divisions within the measurement product service line. Instrument products include gauges, thermometers, switches, transducers, transmitters and instrument isolators for pressure and temperature measurement and control. Wayne manufactures and supplies retail automation control and fuel dispensing systems worldwide.
         The flow control product service line includes the Dresser Valve division which manufactures ball, gate, check, butterfly, plug, safety relief, automated globe, rotary control and specialty valves; chemical injection pumps; regulators; surge relievers and actuators.
         The power systems product service line includes Roots and Waukesha Engine divisions. Roots manufactures rotary-lobe and centrifugal air and gas handling blowers as well as vacuum pumps. Waukesha Engine manufactures spark ignited gaseous fueled engines and packaged engine-driven generator sets used in field gas compression.
         Markets and competition. We are one of the world's largest diversified energy services and engineering and construction services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products are: price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. While we provide a wide range of discrete services and products, a number of customers have indicated a preference for integrated services and solutions. In the case of the Energy Services Group, integrated services and solutions relate to all phases of exploration, development and production of oil and gas. In the case of the Engineering and Construction Group, integrated services and solutions relate to all phases of design, procurement, construction project management and maintenance of a facility. Demand for these types of integrated services and solutions is based primarily upon quality of service, technical proficiency and value created.
         We conduct business worldwide in over 120 countries. Since the markets for our services and products are so large and crosses so many geographic lines, a meaningful estimate of the number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Generally, our services and products are marketed through our own servicing and sales organizations. A small percentage of sales of the Energy Service Group's and Dresser Equipment Group's products is made through supply stores and third-party representatives.

         Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. Information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included on page 21 under the caption "Financial Instrument Market Risk" and in Note 16 to the financial statements of this annual report.
         Customers and backlog. In 1999, 1998, and 1997, respectively, 79%, 85% and 84% of our revenues were derived from the sale of products and services to the energy industry. Approximately 10% of the total backlog at December 31, 1999 was for equipment manufacturing contracts. The following schedule summarizes the backlog of engineering and construction projects and equipment manufacturing contracts at December 31, 1999 and 1998:

     Millions of dollars                                1999          1998
    ----------------------------------------------------------------------------
     Firm orders                                      $  9,851     $ 10,472
     Government orders firm but not yet funded,
       letters of intent and contracts awarded but
       not signed                                          316          705
    ----------------------------------------------------------------------------
     Total                                            $ 10,167     $ 11,177
    ----------------------------------------------------------------------------

         We estimate that 50% of the backlog existing at December 31, 1999 will be completed during 2000. Total backlog at December 31, 1999 includes
Dresser-Rand's backlog of $704 million. At December 31, 1998 Dresser-Rand's backlog was $795 million. Dresser-Rand was sold in February, 2000. See Note 18. Our backlog excludes contracts for recurring hardware and software maintenance and support services. Backlog does not indicate what future operating results will be because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. Due to the size of specific contracts, the termination or modification of any one or more contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
         Raw materials. Raw materials essential to our business are normally readily available. Where we are dependent on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in the supply of the materials.
         Research, development and patents. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Information relating to our expenditures for research and development is included in Note 1 and Note 3 to the financial statements of this annual report.
         We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed under patents owned by others. We do not consider a particular patent or group of patents to be material to our business.
         Seasonality. Weather and natural phenomena can temporarily affect the performance of our services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of our operations serve to mitigate the seasonal nature of our business.
         Employees. At December 31, 1999, we employed approximately 103,000 people worldwide.
         Environmental regulation. We are subject to various environmental laws and regulations. Compliance with these requirements has not substantially increased capital expenditures, adversely affected our competitive position or materially affected our earnings. We do not anticipate any material adverse effects in the foreseeable future as a result of existing environmental laws and regulations. Note 9 to the financial statements of this annual report discusses our involvement as a potentially responsible party in the remedial activities to clean up several "Superfund" sites.

Item 2. Properties.
         We own or lease hundreds of properties throughout the world. The following are the locations of our principal facilities, the facility types and their square footage for each of our industry segments:

Energy Services Group                                                             Floor Area             Number of
                                                                                  (Sq. Ft.)              Facilities
                                                                           ---------------------------------------------
Location                                         Type of Facility            Leased        Owned      Leased     Owned
------------------------------------------------------------------------------------------------------------------------
Texas                                            Engineering & Design               -        99,000       -          2
Mexico, Canada, Scotland, England and other
   foreign locations                             Engineering & Design         103,000       281,000       6          4
Texas                                            Manufacturing                      -     1,741,000       -         10
Oklahoma                                         Manufacturing                      -     1,016,000       -          2
Florida, Colorado, Missouri, Pennsylvania,
   Louisiana and other locations
   in the U.S.                                   Manufacturing                263,000       103,000       9          2
Colombia, Canada, Mexico, England, Scotland,
   Australia and other foreign locations         Manufacturing                 90,000     1,035,000       6          8
Texas                                            Research & Development        77,000       159,000       3          3
Oklahoma                                         Research & Development             -       207,000       -          1
Colorado                                         Research & Development        64,000             -       3          -
Netherlands                                      Research & Development        11,000             -       3          -
Texas and Oklahoma                               Warehouse & Other             38,000        78,000       2          3
Mexico                                           Warehouse & Other            525,000             -       1          -
Colombia                                         Warehouse & Other            122,000       841,000       1          3
Norway and other foreign locations               Warehouse & Other            414,000        59,000      14          3
Texas, Oklahoma and other locations in the U.S.  Administrative Center        490,000       796,000      14          7
Algeria                                          Administrative Center        113,000             -       1          -
Norway, Scotland, Germany, England and other
   foreign locations                             Administrative Center      1,231,000       808,000      56         11
------------------------------------------------------------------------------------------------------------------------
Total Energy Services Group                                                 3,541,000     7,223,000     119         59
------------------------------------------------------------------------------------------------------------------------


Engineering and Construction Group                                                Floor Area             Number of
                                                                                  (Sq. Ft.)              Facilities
                                                                           ---------------------------------------------
Location                                         Type of Facility            Leased        Owned      Leased     Owned
------------------------------------------------------------------------------------------------------------------------
Texas and Canada                                 Fabricating                        -       468,000       -          2
Texas                                            Engineering & Design         801,000       246,000       2          3
California and Alabama                           Engineering & Design         270,000             -       3          -
Mexico, Canada, England and Australia            Engineering & Design         309,000       413,000      17          6
California and other locations in the U.S.       Administrative Center        110,000             -      12          -
------------------------------------------------------------------------------------------------------------------------
Total Engineering and Construction Group                                    1,490,000     1,127,000      34         11
------------------------------------------------------------------------------------------------------------------------


Dresser Equipment Group                                                           Floor Area             Number of
                                                                                  (Sq. Ft.)              Facilities
                                                                           ---------------------------------------------
Location                                         Type of Facility            Leased        Owned      Leased     Owned
------------------------------------------------------------------------------------------------------------------------
Texas                                            Manufacturing                384,000       465,000       4          4
Louisiana                                        Manufacturing                      -     1,037,000       -          2
Wisconsin                                        Manufacturing                      -       765,000       -          4
Massachusetts, Ohio, Oklahoma and other
   locations in the U.S.                         Manufacturing                425,000     1,932,000      29         14
Italy                                            Manufacturing                      -     1,827,000       -          3
Canada, Brazil, Scotland, England, France,
   Germany, Sweden and India                     Manufacturing                121,000     1,912,000       3         14
England, Brazil, Mexico and other foreign
   locations                                     Administrative Center        208,000        63,000      14          4
------------------------------------------------------------------------------------------------------------------------
Total Dresser Equipment Group                                               1,138,000     8,001,000      50         45
------------------------------------------------------------------------------------------------------------------------


General corporate                                                                 Floor Area             Number of
                                                                                  (Sq. Ft.)              Facilities
                                                                           ---------------------------------------------
Location                                         Type of Facility            Leased        Owned      Leased     Owned
------------------------------------------------------------------------------------------------------------------------
Texas                                            Administrative Center        266,000     1,109,000       6         10
Washington, D.C., and England                    Administrative Center         47,000             -       2          -
------------------------------------------------------------------------------------------------------------------------
Total general corporate                                                       313,000     1,109,000       8         10
------------------------------------------------------------------------------------------------------------------------

         In addition to the above listed properties, we own or lease:
              o marine fabrication facilities covering approximately 750 acres in Texas, Louisiana, England, and Scotland;
              o mineral grinding facilities in Wyoming and South America covering approximately 660 acres;
              o   160 acre employee recreational facility in Oklahoma;
              o   outdoor storage and undeveloped land covering 136 acres;
              o service centers, sales offices and field warehouses at approximately 320 locations in the United States, almost all of which are owned, and at approximately 290 locations outside the United States in both the Eastern and Western Hemispheres.
         We also have mineral rights to proven and prospective reserves of barite and bentonite. These rights include leaseholds, mining claims and property owned in fee. Based on the number of tons of each of the above minerals consumed in fiscal 1999, we estimate our proven reserves are sufficient for operations for the foreseeable future. All properties that we currently occupy are deemed suitable for their intended use.
         The above properties do not include properties sold in conjunction with the sale of Dresser-Rand on February 2, 2000. These properties include manufacturing, administrative and other facilities covering approximately 4.7 million square feet as well as undeveloped land covering approximately 30 acres and 45 sales offices. See Note 18 to the annual financial statements for information on the sale of Dresser-Rand.
         As a result of the merger with Dresser Industries, Inc. and, due to the oil and gas industry downturn, we initiated in late 1998 and early 1999 a program to exit approximately 500 properties throughout the world, including fabricating, engineering and design, manufacturing, warehouse and administrative centers. We believe we have appropriately accrued the costs for our obligations on these facilities.

         Among the properties listed in the tables above that are currently vacant:
              o   160 acre marine fabrication facility in Nigg, Scotland;
              o   151  acre   marine  fabrication  facility   in  Belle  Chasse,
                  Louisiana;
              o   224,000  square  foot   engineering  and  design  facility  in
                  Alhambra, California;
              o 408,000 square foot manufacturing facility in Fort Worth, Texas;
              o   185,000 square foot manufacturing facility in Amarillo, Texas;
              o   98,000 square foot manufacturing facility in Reynosa, Mexico;
              o   84,000 square foot manufacturing facility in Garland, Texas;
              o   54,000 square foot office facility in Arlington, Texas; and
              o   204,000 square foot administrative facility in Dallas, Texas.

Item 3. Legal Proceedings.
         Information relating to various commitments and contingencies is described in Note 9 to the financial statements of this annual report.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant.

         The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2000, along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Jerry H. Blurton          Vice President and Treasurer, since July 1996
     (Age 55)                  Vice President - Finance & Administration of
                                   Halliburton Energy Services, August 1995 to
                                   July 1996
                               Vice President - Finance, 1991 to August 1995

*    Richard B. Cheney         Chairman of the Board, since February 2000
     (Age 59)                  Chief Executive Officer, since October 1995
                               Director of Registrant, since October 1995
                               Chairman  of  the  Board,  January  1996  to
                                   September 1998
                               President, October 1995 to May 1997
                               Senior Fellow, American Enterprise Institute,
                                   1993 to October 1995

     Lester L. Coleman         Executive Vice President and General Counsel,
     (Age 57)                      since May 1993

*    David J. Lesar            President and Chief Operating Officer, since
     (Age 46)                      May 1997
                               Chairman of the Board and Director of Kellogg
                                   Brown & Root, Inc., since January 1999
                               President and Chief Executive Officer and
                                   Director of Kellogg Brown & Root, Inc.,
                                   September 1996 to January 1999
                               Executive Vice President and Chief Financial
                                   Officer, August 1995 to May 1997
                               Executive Vice President of Finance and
                                   Administration of Halliburton Energy
                                   Services, November 1993 to August 1995

     Gary V. Morris            Executive Vice President and Chief Financial
     (Age 46)                      Officer, since May 1997
                               Senior Vice President - Finance, February 1997 to
                                   May 1997
                               Senior Vice President, May 1996 to February 1997
                               Vice President - Finance of Brown & Root, Inc.,
                                   June 1995 to May 1996
                               Vice President - Finance of Halliburton Energy
                                   Services, December 1993 to June 1995


     R. Charles Muchmore, Jr.  Vice President and Controller, since August 1996
     (Age 46)                  Finance & Administration Director - Europe/Africa
                                   of Halliburton Energy Services,
                                   September 1995 to August 1996
                               Regional Finance & Administration Manager -
                                   Europe/Africa of Halliburton Energy Services, December 1989 to September 1995

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Lewis W. Powers           Senior Vice President, since May 1996
     (Age 53)                  Vice President - Europe/Africa of Halliburton
                                   Energy Services, April 1993 to May 1996

     Louis A. Raspino          Shared Services Vice President - Finance, since
     (Age 47)                      March 1999
                               Senior Vice President - Strategic Planning &
                                   Business Development, Burlington Resources,
                                   Inc. (oil and gas exploration and
                                   production), October 1997 to June 1998
                               Senior  Vice   President   and  Chief   Financial
                                   Officer, Louisiana Land & Exploration Company
                                   (oil and gas exploration, production and refining), September 1995 to October 1997
                               Treasurer, Louisiana Land & Exploration Company,
                                   1992 to September 1995

*    Donald C. Vaughn          Vice Chairman, since September 1998
     (Age 63)                  President and Chief Operating Officer of Dresser
                                   Industries, Inc., December 1996 to
                                   September 1998
                               Executive Vice President, Dresser Industries,
                                   Inc., November 1995 to December 1996
                               Senior Vice President - Operations, Dresser
                                   Industries, Inc., January 1992 to
                                   November 1995
                               Chairman, President and Chief Executive Officer
                                   of M. W. Kellogg, Inc., June 1995
                                   to June 1996
                               Chairman and Chief Executive Officer of The M. W.
                                   Kellogg Company, September 1986 to June 1996
                               President of The M. W. Kellogg Company,
                                   November 1983 to June 1995



* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5. Market  for  the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.
         Halliburton Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly dividend payment is included under the caption "Quarterly Data and Market Price Information" on page 64 of this annual report. Cash dividends on common stock for 1999 and 1998 were paid in March, June, September and December of each year. Our board of directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the board of directors and will depend upon, among other things, our future earnings, our general financial condition, the success of our business activities, our capital requirements and general business conditions. At December 31, 1999, there were approximately 27,300 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
         Information relating to selected financial data is included on pages 61 through 63 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information  relating  to  management's   discussion  and  analysis  of
financial  condition   and  results  of  operations  is  included  on  pages  13
through 26 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on pages 21 through 22 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                            Page No.
Report of Arthur Andersen LLP, Independent Public Accountants                                                  27
Responsibility for Financial Reporting                                                                         28
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997                         29
Consolidated Balance Sheets at December 31, 1999 and 1998                                                      30
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                     31
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997          32-33
Notes to Financial Statements
  1.     Significant accounting policies                                                                       34
  2.     Acquisitions and dispositions                                                                         36
  3.     Business segment information                                                                          38
  4.     Inventories                                                                                           40
  5.     Property, plant and equipment                                                                         40
  6.     Related companies                                                                                     40
  7.     Lines of credit, notes payable and long-term debt                                                     41
  8.     Dresser financial information                                                                         42
  9.     Commitments and contingencies                                                                         43
 10.     Income per share                                                                                      45
 11.     Special charges and credits                                                                           46
 12.     Change in accounting method                                                                           51
 13.     Income taxes                                                                                          51
 14.     Common stock                                                                                          53
 15.     Series A junior participating preferred stock                                                         55
 16.     Financial instruments and risk management                                                             56
 17.     Retirement plans                                                                                      57
 18.     Subsequent events                                                                                     60
Quarterly Data and Market Price Information                                                                    64

         The related financial  statement  schedules are included under Part IV,
Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         None.

                               HALLIBURTON COMPANY
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
              o   what factors impact our business;
              o why our earnings and expenses for the year 1999 differ from the years 1998 and 1997;
              o   what our capital  expenditures were;
              o   what factors impacted our cash flows; and
              o other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking statements. Forward-looking statements involve risks and uncertainties that may impact our actual results of operations. Statements in this annual report and elsewhere, which are forward-looking and which provide other than historical information, involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. From time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We draw your attention to the fact that any or all of our forward-looking statements in this report and in any other materials we release to the public may turn out to be different. Our forward-looking statements involve a number of risks and uncertainties. In addition, our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of our forward-looking information. As a result, no forward-looking statement can be guaranteed. Actual results may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from those forward-looking statements including:
         Geopolitical and legal.
              o   trade  restrictions  and  economic  embargoes  imposed  by the
                  United States and other countries;
              o   unsettled  political  conditions, war, civil unrest,  currency controls and governmental actions in the numerous countries in which we operate;
              o   operations in countries with significant  amounts of political
                  risk,  for  example,   Nigeria,  Angola,  Russia,  Libya,  and
                  Algeria;
              o   changes in foreign exchange rates;
              o   changes in governmental  regulations in the numerous countries in which we operate  including, for example, regulations that:
                  -  encourage  or mandate  the hiring of local contractors; and
                  -  require foreign  contractors  to  employ  citizens  of,  or purchase supplies from, a particular jurisdiction;
              o   litigation, including, for example, asbestosis litigation and environmental litigation; and
              o   environmental laws,  including  those  that  require  emission performance standards for new and existing facilities;
         Weather related.
              o   the effects of severe weather conditions, including hurricanes and tornadoes, on operations and facilities;
              o   the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         Customers and vendors.
              o   the magnitude  of  governmental   spending  for  military  and
                  logistical support of the type that we provide;
              o   changes in capital  spending by  customers  in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              o   changes in capital spending by governments for  infrastructure projects of the sort that we perform;

              o changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
              o   consolidation of customers in the oil and gas industry;
              o claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
              o computer software, hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton Company may not be compatible;
         Industry.
              o technological and structural changes in the industries that we serve;
              o   changes in the price of oil and natural gas, including;
                  - OPEC's ability to set and maintain production levels and prices for oil;
                  -  the level of oil production by non-OPEC countries;
                  - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
                  -  the level of demand for oil and natural gas;
              o   changes in the price of commodity chemicals that we use;
              o risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins;
              o the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of adverse movements in foreign exchange rates, interest rates, or commodity prices, or the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Personnel and mergers.
              o increased competition in the hiring and retention of employees in specific areas, for example, energy services operations, accounting and treasury;
              o integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton, including;
                  - maintaining uniform standards, controls, procedures and policies; and
                  - combining operations and personnel of acquired businesses with ours.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earings release conference calls with financial analysts. You may find information on how to access those calls at our web site www.halliburton.com.

BUSINESS ENVIRONMENT
         Our business is organized around three business segments:
              o   Energy Services Group;
              o   Engineering and Construction Group; and
              o   Dresser Equipment Group.
         The majority of our revenues are derived from the sale of services and products, including construction activities, to the oil and gas industry. We conduct business in over 120 countries to provide a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world. These services and products are used in the earliest phases of exploration and development of oil and gas reserves and continue through the refining and distribution process. The industries we serve are highly competitive and we have many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may result in increased business risk in some countries in which we operate. Those countries include, among others, Nigeria, Angola, Russia, Libya, and Algeria. However, we believe the geographic diversification of our business activities helps to reduce the risk that loss of business in any one country would be material to our consolidated results of operations.
         Energy Services Group
         Decrease in demand for the group's oilfield services and products began in 1998 and continued in 1999. However, the impact on our business from the decrease in demand was different in North America than it was in the rest of the world. In the United States and Canada oil and gas activity started 1999 at low levels. The rotary rig count, which is an indicator of activity, hit record lows in the United States during the second quarter. Drilling activity in North America slowly increased during the second half of the year in reaction to higher oil and gas prices and finished the year higher than at the end of 1998. However, the percentage increase in activity was substantially less than the increase in oil prices. Our customers in North America appear to be waiting to see whether high oil prices are persistent before making decisions on any major field developments or substantially increasing overall oil drilling activity in North America.
         Drilling for natural gas, however, recovered in North America during 1999 in part due to increased use of gas for the generation of electricity. Demand for gas was also increased by high oil prices, which makes switching from oil to gas for power generation economically attractive. Thus, in North America the demand for our services and products associated with natural gas development was more robust than demand related to oil drilling. Although we expect to see improvement in oil exploration and development in 2000, we do not believe the increase will occur until the second half of the year. We expect natural gas development activity will continue in North America at current improved levels as our customers seek to meet increased demand and to replace depleting reserves.
         Outside North America, drilling activity continued to decline throughout 1999. The international rig count ended the year 14% below the beginning of the year. This decline occurred in all geographic regions, with Latin America experiencing the smallest decrease of 6%. The decline in activity was in response to very low oil prices at the beginning of 1999 that continued well into the year. Large oil development projects are expensive and have long lead times before production begins. Thus, our customers have been reluctant to begin new projects while there is significant uncertainty about future oil prices. We expect our customers to continue to be slow to respond to increases in oil prices until they have confidence that future prices will approximate those used in their investment assumptions. During the last months of 1999 there was virtually no increase in drilling activity outside of North America even though the average price of oil was nearly double the price at the beginning of the year. The decline in international drilling activity reduced our revenues and put pressure on profit margins as price competition increased. There are some indications that our customers will increase their spending on oil development projects as 2000 progresses. However, we do not expect to see any significant increase in larger capital-intensive projects outside North America until the second half of 2000.
         The merger and consolidation of a number of our large customers during 1999, which continues into 2000, also affected the demand for our products and services. Combined oil companies are sorting out their oil and gas properties, refining and distribution facilities, and organizations. The combined companies have, in general, been less willing to commence new substantial investments in oil and gas projects or large downstream facilities including refineries or petrochemical plants. This reluctance to begin new investments has further aggravated the lower demand for our products and services.
         Improvement   in  demand  for  our  oilfield   services  and  products,
particularly outside the United States, will depend in large part on the sustained price of oil. Thus, oil production levels of the members of OPEC, Mexico, Norway and other countries in the coming months will be a significant factor affecting demand for our products and services during 2000. We believe that oil prices will remain at levels that will support increased drilling for oil in many areas of the world during 2000, particularly in deepwater West Africa and Brazil.
         Engineering and Construction Group
         Most of the factors that adversely affected the Energy Services Group during 1999, and which continue into 2000, also affected the Engineering and Construction Group since about two-thirds of the group's revenues come from customers in the oil and gas industry. Thus, we expect the sustainability of higher oil prices to have a significant impact on demand for the group's services. However, since the group's large projects for customers tend to have long completion periods, customers seldom stop projects in progress in response to sudden shifts in oil prices. Customers of the group are also more reluctant to start large capital projects, including refineries and petrochemical plants, during periods of uncertain oil prices. In 1999 the group's revenues decreased because there were fewer new projects starting during 1999 than older projects being completed. The group has seen a number of large potential projects deferred or cancelled because of uncertain prices for petroleum products. Also, the consolidation of some of the group's large customers has had a negative effect on capital spending similar to that experienced by the Energy Services Group. During 1999, the group bid and won several large liquefied natural gas projects that will begin construction in 2000. Liquefied natural gas projects do not rely as directly on the price of oil as do other projects. A great deal of natural gas is flared or re-injected because there is no local market for the gas and transportation by pipeline is unavailable. The group is increasing its focus on technologies to find markets for flared and re-injected gas through liquefaction or use in power generation.
         The Engineering and Construction Group has continued to expand its services to the United States military. The group sees improving opportunities to provide similar support services to other United States agencies and to government agencies of other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.
         Dresser Equipment Group
         Dresser Equipment Group's business is primarily affected by the demand from customers in the energy industry - although power, chemical and transportation industries are also significant customers for its products and services. The group designs, manufactures and markets equipment including valves, natural gas fueled engines, generators, instruments, meters, fuel dispensing systems, blowers and power systems. Equipment manufactured by the group is used by the energy industry to find, extract, process and deliver petroleum and its related products. Demand for these products is directly affected by global economic activities which influence demand for transportation fuels, petrochemicals, plastics, fertilizers, chemicals, and by-products of oil and gas. Current conditions for sales of the group's products are highly competitive. Sales and earnings can be affected by change in competitive prices and overall general economic conditions. Sales and earnings are also affected by fluctuations in the level of activity and capital spending by independent, integrated, national oil companies; gas distribution companies; pipeline companies; and power generation and processing plants. The group strives to be the low-cost provider in this competitive environment.
         All of these activities are affected by the stability of oil and gas prices that ultimately produce cash flow for our customers. The downturn in oil and gas prices in 1998 and early 1999 had a negative effect on customer spending that, in turn, severely impacted the group. Customer mergers and consolidations further inhibited the industry as projects were cancelled or postponed.
         Some of these issues factored into our decision to sell our interests in Dresser-Rand and Ingersoll-Dresser Pump - joint ventures between Ingersoll-Rand and Dresser Industries. The joint ventures manufacture gas and steam turbine generators; centrifugal, reciprocating and axial compressors; electric motors; generators; and liquid centrifugal, reciprocating, rotary and turbine pumps. These joint ventures represented nearly half of the group's revenues and operating profit in 1999.
         Because of the impact of economic and political conditions, and uncertainty in many parts of the world, during 1999 the group took additional steps to reduce manufacturing and overhead costs in order to improve operating performance and remain a low cost provider. The group consolidated a number of manufacturing, distribution and support facilities and rationalized certain product lines and channels to our customers. Furthermore, the group is working to leverage off the products and services offered by the other Halliburton companies and to create greater awareness of its products and services by other Halliburton customers.
         We believe strong demand still exists for Dresser Equipment Group's products and services, although its business environment is highly competitive. An increase in demand in 2000 will depend on many of the same industry factors affecting our other business segments. Longer term, we believe the demand for Dresser Equipment Group products and services will increase because of an expanding global industrial base and rising demand for natural gas.
         Halliburton Company
         While the results of operations have been negatively impacted by the lower activity levels in the oil and gas industry, we believe the long-term fundamentals of the oil and gas industry remain sound. Steadily rising population and greater industrialization efforts should continue to propel worldwide economic expansion, especially in developing nations. These factors should cause increasing demand for oil and gas to produce refined products, petrochemicals, fertilizers and power.

RESULTS OF OPERATIONS IN 1999 COMPARED TO 1998 AND 1997
REVENUES

Millions of dollars                                               1999             1998                1997
-----------------------------------------------------------------------------------------------------------------
Energy Services Group                                     $      6,999      $      9,009        $       8,505
Engineering and Construction Group                               5,314             5,495                4,993
Dresser Equipment Group                                          2,585             2,849                2,774
-----------------------------------------------------------------------------------------------------------------
Total revenues                                            $     14,898      $     17,353        $      16,272
-----------------------------------------------------------------------------------------------------------------

         Revenues for 1999 were $14,898 million, a decrease of 14% from 1998 revenues of $17,353 million and a decrease of 8% from 1997 revenues of $16,272 million. Approximately 68% of our consolidated revenues were derived from international activities in 1999, compared with 65% in 1998 and 60% in 1997. All groups had lower revenues in 1999 compared to 1998 as a result of lower activity in the oil and gas industry due to oil price uncertainty and customer consolidation.
         Energy Services Group revenues were $6,999 million for 1999, a decrease of 22% from 1998 revenues of $9,009 million and a decrease of 18% from 1997 revenues of $8,505 million. Approximately 71% of the Energy Services Group's revenues were derived from international activities in 1999, compared with 67% in 1998 and 1997. Revenues for the group were negatively impacted in 1998 and 1999 by declines in the worldwide average rotary rig count. The yearly average worldwide rotary rig count declined 21% in 1999 compared to 1998 and 31% compared to 1997. Comparative declines were most significant in the second half of 1998 and the first half of 1999 as our customers reacted to reduced prices for their products. Declines in the United States average rotary rig count reached record lows in the second quarter of 1999. North American average rig counts began to recover during the second half of 1999, while international rig counts have lagged the recovery in North America. Our revenues in all geographic areas except Asia Pacific declined in 1999 compared to 1998, particularly Europe/Africa and the Middle East which each declined about 30%, and North America which declined about 22%. In the third quarter of 1999 activity levels began to improve in North America, although other areas have been slower to recover. The revenue declines in 1998 compared to 1997 were more pronounced in North America, including the Gulf of Mexico shelf, which declined about 6%, and Venezuela which declined about 25%. Revenues for pressure pumping activities were about 24% lower in 1999 compared to 1998 and about 28% lower than 1997. Revenues from logging, drilling systems, drilling fluids and completion product service lines all declined between 22% to 30% during 1999. Revenues from upstream oil and gas engineering and construction services declined 18% in 1999 compared to 1998 and were level with 1997. The decrease in 1999 reflects the oil and gas industry downturn caused by uncertainty in oil prices or decisions by customers to delay projects while reevaluating their needs following merger and consolidation activity. Reduced activity levels in the United Kingdom sector of the North Sea were partially offset by increases in Asia Pacific. Revenues from upstream oil and gas engineering and construction services continue to shift out of the North Sea and into Latin America, Africa and Asia Pacific. In 1998 revenues from upstream oil and gas engineering services benefited from activities in the subsea product lines and from large engineering projects. Revenues from integrated exploration and production information systems decreased nearly 11% in 1999 compared to 1998 and about 4% compared to 1997. In 1999 many customers for our information system product lines put off software purchases due to customers' consolidations, lower activity levels and internal focus on Year 2000 issues. Revenues for integrated exploration and production information systems reached record high levels in 1998.
         Engineering and Construction Group revenues were $5,314 million for 1999, a decrease of 3% from 1998 revenues of $5,495 million and an increase of 6% over 1997 revenues of $4,993 million. In 1999 the group increased logistics support services to military peacekeeping efforts in the Balkans and increased activities at the Devonport Dockyard in the United Kingdom. These increases partially offset lower revenues from engineering and construction projects, particularly major projects in Europe and Africa which were winding down. New awards anticipated in the first half of 1999 were delayed by customers until the second half of the year due to uncertainty in long-term oil prices and merger activities. The awards received during the second half of 1999 will primarily benefit the second half of 2000 as procurement and construction phases begin. Revenues for the group in 1998 reflect higher liquefied natural gas activities in Asia and Africa, an enhanced oil recovery project in Africa, and a major ethylene project in Singapore. In 1997 revenues for the group included the environmental services business, which was sold in December 1997, and revenues in Asia Pacific from Kinhill Holdings Limited, which was acquired in the third quarter of 1997. See Note 2.
         Dresser Equipment Group revenues were $2,585 million in 1999, a decrease of 9% from 1998 revenues of $2,849 million, and a decrease of 7% from 1997 revenues of $2,774 million. Revenues declined in all product lines during 1999 reflecting reduced demand. The compression and pumping product line had approximately 6% lower revenues in 1999 compared to 1998 due to lower complete unit sales and revenues were about even compared to 1997 revenues. During 1999 the lower volume on complete unit sales was partially offset by increased product service volume. As discussed in Note 2 and Note 18, we have sold our interests in two joint ventures that comprised the compression and pumping product service line. This product line contributed revenues of $1.2 billion to $1.3 billion each year in 1999, 1998 and 1997 to the Dresser Equipment Group. Excluding the compression and pumping product line, 1999 revenues were down between 10% and 11% compared to 1998 and 1997, respectively. The measurement product line's revenues were about 7% lower in 1999 than the prior year and about 10% lower than 1997 due to lower spending levels and delayed maintenance spending by oil companies and other customers. Revenues in 1999 from flow control products were down about 10% compared to 1998 and about 7% lower than 1997 due to lower activity levels in both the upstream and downstream oil and gas industry. Power systems' revenues were 13% lower in 1999 than in 1998 and were 16% lower than in 1997. The decrease in power systems' revenues in 1999 was due to reductions in original equipment sales related to lower gas production, higher gas storage levels and decreased equipment utilization.

OPERATING INCOME

Millions of dollars                                                       1999             1998             1997
--------------------------------------------------------------------------------------------------------------------
Energy Services Group                                                $     222        $       971      $   1,019
Engineering and Construction Group                                         203                237            219
Dresser Equipment Group                                                    249                248            248
General corporate                                                          (71)               (79)           (71)
Special charges and credits:
   Asset related                                                             -               (509)           (32)
   Personnel reductions                                                     30               (235)            (6)
   Facility consolidations                                                  16               (126)           (11)
   Merger transaction costs                                                  1                (64)            (9)
   Other costs and credits                                                   -                (46)            42
--------------------------------------------------------------------------------------------------------------------
Operating income                                                     $     650        $       397      $   1,399
--------------------------------------------------------------------------------------------------------------------

         Operating income was $650 million for 1999 compared to $397 million for 1998 and $1,399 million for 1997. Excluding special credits of $47 million in 1999 and net special charges of $980 million and $16 million during 1998 and 1997, respectively, operating income for 1999 decreased by 56% from 1998 and 57% from 1997. See Note 11 to our annual financial statements for information about special charges and credits.
         Energy Services Group operating income in 1999 was $222 million, a decrease of 77% from 1998 operating income of $971 million and a decrease of 78% from 1997 operating income of $1,019 million. Operating margins were 3.2% in 1999 compared with 10.8% in 1998 and 12.0% in 1997. Approximately 54% of the Energy Services Group's operating income was derived from international activities for 1999 and 1998 compared with 59% in 1997. Lower rig counts resulted in excess capacity in the oilfield services sector which in turn placed severe pressure on pricing, especially in the United States. As a result of pricing pressures, average discounts in the United States for energy service product service lines increased five percentage points in the first half of 1999 compared to the first half of 1998. For the year of 1999 average discounts in the United States were about four percentage points over 1998. During the third quarter of 1999, increased activity in some areas of the United States allowed prices to stabilize and in some instances to increase slightly for the production enhancement, completion products and drilling fluids product service lines. Operating income for pressure pumping in 1999 was about 70% lower compared to 1998 and 1997. Other energy service product service lines experienced similar reductions in operating income. In spite of pricing pressures and increased discounting in the United States, all product service lines, except logging and drilling systems, were able to maintain positive operating income in 1999.
         Operating income in 1999 for upstream oil and gas engineering and construction activities declined about 70% compared to 1998 and 1997. Due to lower levels of business activity, particularly in the United Kingdom sector of the North Sea, operating income in 1999 was negatively impacted by lower utilization of engineering staff and under-utilization of vessels and manufacturing facilities, which carry large fixed costs. Given the number and technical complexity of engineering and construction projects we perform, some project losses are normal occurrences. However, the environment for negotiations with customers on claims and change orders has become more difficult in the past few years. This environment combined with performance issues on a few large, technically complex jobs contributed to unusually high job losses on major projects of $77 million in 1999 and $99 million in 1998.
         Operating income from integrated exploration and production information systems in 1999 was lower than 1998 and 1997. The reduction of operating income in 1999 was due to lower software sales volumes and the impact of recent changes in accounting for software license agreements combined with changes in the product mix from perpetual license sales to annual access licenses.
         Engineering and Construction Group operating income for 1999 of $203 million decreased about 15% from 1998 and about 7% from 1997. Operating margins were 3.8% in 1999 compared with 4.3% for 1998 and 4.4% for 1997. Operating income in 1998 includes a favorable settlement of a claim on a Middle Eastern construction project. Excluding this settlement, operating margins for 1998 were 4.0%. Operating income in 1999 benefited from higher activity levels supporting United States military peacekeeping efforts in the Balkans, offset by reduced engineering and construction project profits due to the timing of project awards and revenue recognition. New project awards in the latter half of 1999 will primarily benefit operating income in the latter part of 2000. Operating income in 1998 benefited from several large projects, offset by losses in the fourth quarter on selected projects which were impacted by the economic downturn in Asia. Both 1999 and 1998 were negatively impacted by losses in the United States highway and paving businesses which we are exiting.
         Dresser Equipment Group operating income in 1999 was $249 million or almost unchanged compared to operating income of $248 million in 1998 and 1997. Operating margins for flow control increased in 1999 over 1998 and 1997 while operating margins for measurement and power systems decreased in the same period. Although revenues for the group declined in 1999, cost control initiatives resulted in reduced cycle times and capacity costs which in turn maintained operating income at a consistent level with prior years. The compression and pumping product line will be discontinued in 2000. See Note 2 and Note 18. Operating income from compression and pumping was about $115 million in 1999 compared to $121 million in 1998 and $92 million in 1997. Excluding compression and pumping, operating income for the group in 1999 increased about 5% over 1998 due in part to restructuring and cost control initiatives begun in late 1998 and during 1999. In addition, operating income was negatively impacted in 1998 by $17 million of fourth quarter merger-related expenses. Compared to 1997, operating income in 1999 for the group, excluding compression and pumping, declined about 14% due to lower activity levels across all product lines.
         Special credits in 1999 are the result of a change in estimate on some components of the 1998 special charges. We continuously monitor the actual costs incurred and reexamine our estimates of future costs. In the second quarter of 1999, we concluded that total costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the $980 million special charge that was originally recorded. See
Note 11 and the restructuring activities discussion beginning on page 22 for additional information on special charges and credits.
         General corporate expenses for 1999 were $71 million. In 1998 general corporate expenses of $79 million included expenses for operating Dresser's corporate offices as well as our corporate offices. As a percent of consolidated revenues, general corporate expenses were 0.5% in 1999 and 1998 and 0.4% in 1997.

NONOPERATING ITEMS
         Interest expense was $144 million for 1999 compared to $137 million in 1998 and $111 million in 1997. The increase in 1999 over 1998 and 1997 is due to the increased level of total borrowings outstanding during the year. Our net short-term borrowings of $433 million in 1999 carry a lower interest rate than our long-term debt. We used the proceeds from these borrowings for working capital, capital expenditures, acquisitions and to repay $61 million of our long-term debt that matured in 1999.
         Interest income increased to $76 million in 1999 compared to $28 million in 1998 and $22 million in 1997. The increase in interest income in 1999 is primarily from the settlement of income tax issues in the United States and United Kingdom. Also in 1999, we earned imputed interest income on the note receivable from the sale of our interest in M-I L.L.C.
         Foreign currency gains (losses) netted to a loss of $8 million in 1999 compared to losses of $12 million in 1998 and $1 million in 1997. Most of the losses in 1999 were incurred in the second half of the year from currency exposures in Russian and Latin American currencies. The losses in 1998 occurred mainly in Asia Pacific currencies.
         Other  nonoperating,  net in 1999 includes a $26 million  charge in the second quarter relating to an impairment of Kellogg Brown & Root's net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico. This investment is accounted for using the cost method and reported on the "Equity in and advances to related companies" line of our consolidated balance sheets. Bufete's financial condition deteriorated during 1999. On July 13, 1999, Bufete announced it would default on $100 million in Eurobonds due July 15, 1999. We believe our investment was impaired and consequently wrote off the entire amount.
         Provision for income taxes was $214 million in 1999 for an effective tax rate of 38.6%. Excluding the reversal of special charges and applicable tax provision in 1999, the effective tax rate was 39.3%. The provision for income taxes of $245 million in 1998 includes a benefit of $234 million for special charge items that are tax deductible. Nondeductible special charge items of $109 million include merger transaction costs and nondeductible goodwill which was determined to be impaired. Excluding the special charge and applicable tax benefits in 1998, the effective tax rate was 38.0%. The effective tax rate in 1997, excluding special charges and related tax benefits, was 37.2%.
         Minority interest in net income of consolidated subsidiaries was $43 million in 1999 compared to $49 million in 1998 and 1997. The Dresser-Rand joint venture is the largest component of minority interest expense. Minority interest in net income of the Dresser-Rand joint venture was $26 million in 1999 compared to $27 million in 1998 and $19 million in 1997. This joint venture was sold in the first quarter of 2000. See Note 18.
         Extraordinary gain, net resulted from the sale of our 49% interest in Ingersoll-Dresser Pump. We recorded an extraordinary gain of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share. We expect to record an extraordinary gain of approximately $215 million after-tax or $0.48 per diluted share in the first quarter of 2000 from the sale of our 51% interest in Dresser-Rand. See Note 2 and Note 18 for additional information on the sales of these joint ventures.
         Cumulative effect of change in accounting method of $19 million after-tax, or 4 cents per diluted share, reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Estimated annual expense for 1999 under Statement of Position 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment. See Note 12 to our annual financial statements for additional information.
         Net income in 1999 was $438 million or $0.99 per diluted share. In 1998, the net loss of $15 million resulted in $0.03 diluted loss per share while 1997 net income of $772 million yielded $1.77 diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended 1999 with cash and equivalents of $466 million compared with $203 million in 1998 and $384 million in 1997. Beginning in 1998, we changed Dresser's fiscal year-end of October 31 to our calendar year-end. Dresser's cash flows in 1998 are measured from December 31, 1997, rather than from the October 31, 1997 balances included in our 1997 year-end balance sheets.
         Cash flows from operating activities were $233 million for 1999 compared to $454 million for 1998 and $833 million for 1997. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $351 million of cash in 1999 compared to $534 million in 1998 and $535 million in 1997. Working capital requirements were lower in 1999 than in the prior two years due to lower levels of business activity.

Included in the 1999 changes to working capital and other net changes are cash outflows for special charges for personnel reductions, facility closures and integration costs which required approximately $217 million during the year. In 1998, we used cash of $112 million for items associated with the 1998 special charges.
         Cash flows used in investing activities were $159 million for 1999, $846 million for 1998 and $873 million for 1997. Capital expenditures of $593 million in 1999 were about 35% lower than in 1998 and about 33% lower than in 1997. The decrease in capital spending primarily reflects the operating environment that existed throughout most of 1999. Although reduced, we believe that our level of capital spending is appropriate and will position us to meet opportunities as activity levels improve. Capital spending was mostly for equipment and infrastructure for the Energy Services Group. We also continued our planned investments in our enterprise-wide information system. Cash flows from investing activities in 1999 includes $254 million of the $265 million receivable from the sale of our 36% interest in M-I L.L.C. that was collected in the second quarter. Imputed interest on this receivable of $11 million is included in operating cash flows. In 1998, net cash used for investing activities includes various acquisitions of businesses of approximately $40 million. Cash used in investing activities in 1997 includes the acquisitions of OGC of approximately $118 million, and Kinhill of approximately $34 million, and an interest in PES (International) Limited of approximately $34 million. These uses were offset by the sale of our environmental business for about $32 million.
         Cash flows from financing activities provided $184 million in 1999, $254 million in 1998 and used $21 million in 1997. We repaid $61 million on our long-term debt and borrowed $433 million, net of repayments, in short-term funds consisting of commercial paper and bank loans in 1999. Proceeds from exercises of stock options provided cash flows of $49 million in 1999. We issued $150 million of long-term debt under our medium-term note program in 1998. Also in 1998, we had net borrowings of short-term debt of $370 million and proceeds from exercise of stock options of $49 million. Dividends to shareholders used $221 million of cash in 1999 compared to $254 million in 1998. During 1997, cash of $300 million was provided by proceeds from debt issued under our medium-term note program, $3 million from other long-term borrowings and $71 million of proceeds from the exercise of stock options. Offsetting these inflows were payments on long-term debt of $18 million, net repayments on short-term borrowings of $86 million, payments to reacquire common stock of $44 million, and dividend payments of $250 million. Our combined short-term notes payable and long-term debt was 35%, 32% and 24% of total capitalization at the end of 1999, 1998 and 1997, respectively. In the first quarter of 2000, we reduced our short-term debt with proceeds from the sales of Ingersoll-Dresser Pump and Dresser-Rand joint ventures.
         We have the ability to borrow additional short-term and long-term funds if necessary. See Note 7 to our annual financial statements regarding our short-term lines of credit, notes payable and long-term debt.

FINANCIAL INSTRUMENT MARKET RISK
         We are exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. To mitigate market risk, we selectively hedged our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments includes the following types of market risk:
              o   volatility of the currency rates;
              o   time horizon of the derivative instruments;
              o   market cycles; and
              o   the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. See Note 1 to our annual financial statements for additional information on our accounting policies on derivative instruments. See Note 16 to our annual financial statements for additional disclosures related to derivative instruments.
         Foreign exchange risk. We operate in over 120 countries. However, we hedge only foreign currencies that are highly liquid and select derivative instruments or a combination of instruments whose fluctuation in value is offset by the fluctuation in value of the underlying exposure. These hedges generally have expiration dates that do not exceed two years. We manage our foreign exchange hedging activities through a control system that includes monitoring of cash balances in traded currencies and uses analytical techniques including value-at-risk estimations, and other procedures.

         Value-at-risk. We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of our foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is a calculation based on the diversified variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at December 31, 1999. The resulting value-at-risk of $2 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Interest rate risk. We have exposure to interest rate risk from our short-term commercial paper debt and our long-term debt in British pound sterling that was incurred to acquire the Royal Dockyard in Plymouth, England. The long-term debt interest rate risk is partially offset by a compensating balance of approximately one-half of the outstanding debt amount which earns interest at the same rate. Our use of the compensating balance for the Dockyard Loans is restricted, and the balance is included in other assets on our consolidated balance sheets. See Note 7 to our annual financial statements for additional discussion of the Dockyard Loans.
         Interest rate exposures. The following table represents principal amounts at December 31, 1999, and related weighted average interest rates by year of maturity for our restricted cash and long-term debt obligations.

                                                     Expected maturity date
                                ------------------------------------------------------------------               Fair
Millions of dollars               2000      2001       2002       2003       2004     Thereafter     Total       Value
-------------------------------------------------------------------------------------------------------------------------
Assets:
Restricted cash - British
  pound sterling                 $   3      $   4     $    3         -         -             -     $    10     $    10
      Average variable rate       7.46%      7.53%      7.51%        -         -             -        7.49%
Long-term debt:
  U.S. dollar                    $ 300          -     $   75     $ 139         -       $   825     $ 1,339     $ 1,327
      Average fixed rate          6.25%         -       6.30%      8.0%        -          7.58%       7.58%
  British pound sterling
      (Dockyard Loans)           $   7      $   8     $    5         -         -             -     $    20     $    20
      Average variable rate       7.46%      7.53%      7.51%        -         -             -        7.49%
-------------------------------------------------------------------------------------------------------------------------

         Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999. These implied forward rates should not be viewed as predictions of actual future interest rates. Restricted cash and the Dockyard Loans earn interest at LIBOR for British pound sterling plus 0.75%. Instruments that are denominated in currencies other than the United States dollar reporting currency are subject to foreign exchange rate risk as well as interest rate risk.

RESTRUCTURING ACTIVITIES
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million related to the Dresser merger and industry downturn. During the second quarter of 1999, we reversed $47 million of our 1998 special charges based on our reassessment of total costs to be incurred to complete the actions covered in the charges.
         The 1998 special charges were incurred for the cost of actions required to more efficiently meet the needs of our customers, to eliminate duplicate capabilities and excess capacity and to position us for the future. These actions were also taken to integrate our operations into three business segments, supported by a shared services organization across the entire company.
         All business segments, shared services and corporate offices have been impacted since the Dresser merger by the restructuring activities, including:
              o   integration of two corporate offices;
              o integration of operational and shared services officers and management teams;
              o personnel reductions necessary to match the new business structure and industry environment;

              o   integration   of   businesses  and   product   service  lines,
                  including:
                  -  Halliburton  Energy  Services'  drilling   operations  into
                     Sperry-Sun   Drilling  Systems;
                  - Dresser Oil Tools into Halliburton Energy Services completion products;
                  - SubSea, Rockwater and Wellstream within Brown & Root Energy Services; and
                  - M.W. Kellogg and Brown & Root Engineering and Construction into Kellogg Brown & Root.
              o integration of facilities across business units and the entire company;
              o impairments or write-offs of duplicate intangible assets and software;
              o impairments or write-offs of excess or duplicate machinery, equipment, and inventory; and
              o   integration of shared service support functions.
         At the time of the merger, our senior management was selected from the senior officers of Dresser and Halliburton. Operational and shared service managers were then similarly selected. We believe the management and employees have remained focused on the needs of our customers during this transitional period, although transitional demands have required considerable amounts of time, energy and resources.
         Most restructuring activities accrued for in the 1998 special charges were completed and expended by the end of 1999. The amounts that remain to be expended relate to severance payments not yet disbursed, sales of facilities to be disposed of, and any other actions which may require negotiations with outside parties extending past the end of the year. Cumulative through December 31, 1999, we used $328 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at December 31, 1999 is expected to result in future cash outlays of $69 million during 2000.
         The 1998 charges included $509 million of asset related write-offs, write-downs and charges; $235 million of personnel related charges; $126 million of facility consolidation charges; $64 million of merger transaction costs; and $46 million of other related charges. During the second quarter of 1999, we concluded that the total estimated costs of items included in the special charges, particularly severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the 1998 special charges.
         The $509 million of asset related charges related to impairments created by both the merger with Dresser and market conditions. We reviewed assets by product service line to determine if impairments existed due to these major events as required by Statements of Financial Accounting Standards No. 121.
         The overall market assumptions on which the impairment computations were made assumed that 1999 calendar year drilling activity as measured by worldwide rig count would be 1,900 rigs, an increase from the 1,700 level in the third quarter of 1998. Rig count for calendar year 2000 and beyond was assumed to increase about 3% per year based upon estimated long-term growth in worldwide demand for oil and gas. These assumptions represented our best estimates and were based on market data available at the time of the merger.
         Approximately $326 million of the asset related charges related to two product service lines, drilling and logging.
         Our pre-merger drilling business consisted of logging-while-drilling, measurement-while-drilling and directional drilling services. The majority of our pre-merger logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business were required to be sold under a United States Department of Justice consent decree. We have integrated the remaining drilling business with the Sperry-Sun operations of Dresser. Our strategy focuses generally on operating under the Sperry-Sun name and using Sperry-Sun's superior technology, tools and industry reputation. Our remaining pre-merger drilling assets and technology are being de-emphasized as they wear out or become obsolete. These tools will not be replaced, resulting in significant decreases in future cash flows and an impairment of the excess of cost over net assets and related long-lived assets.
         Significant forecast assumptions included a revenue decline in the remaining pre-merger drilling business due to the measurement-while-drilling sale in the first year. Related revenue and operating income over the following ten years were projected to decline due to reduced business opportunities resulting from our shift in focus toward Sperry-Sun's tools and technologies. In addition to the $125 million impairment of excess of cost over net assets acquired, related long-lived asset impairments consisted of $61 million of property and equipment and $14 million of related spare parts, the value of which was estimated using the "held for use" model during the forecast period. In addition, an impairment of $3 million was recorded related to property and equipment and $18 million of spare parts sold in the measurement-while-drilling sale using the "held for sale" model.

         The merger of Halliburton and Dresser enabled the acceleration of a formation evaluation strategy. This strategy takes advantage of Sperry-Sun's logging-while-drilling competitive position and reputation for reliability combined with our Magnetic Resonance Imaging Logging technology acquired with the NUMAR acquisition in 1997. Prior to the merger, we were focused on growing the traditional logging business while working toward development of new systems to maximize the Magnetic Resonance Imaging Logging (MRIL(R)) technology. The merger allows us to implement the new strategy and place the traditional logging business in a sustaining mode. This change in focus and strategy will result in a shift of operating cash flows away from our traditional logging business, creating an impairment of the excess of cost over net assets and related long-lived assets related to our logging business.
         Significant forecast assumptions included revenues decreasing slowly over the ten-year period, reflecting the decline in the traditional logging business. Operating income initially was forecasted to increase due to cost cutting activity, and then to decline as revenue decreased due to the significant fixed costs in this product service line. In addition to the $51 million impairment of the excess of cost over net assets acquired, related long-lived asset impairments consisted of $22 million of property and equipment and $32 million of spare parts which management estimated using the "held for use" model during the forecast period.
         Other significant Energy Services Group product service lines included in asset related charges were Mono Pump of $43 million and Ackerman, Vasquez & Associates (AVA) of $37 million.
         Our 1998 special charges included planned headcount reductions of over 10,000. Excluding personnel added to a significant project during 1999, net headcount reductions of 13,000 were achieved during 1999, including reductions related to the 1998 special charge.
         We have in process a program to exit approximately 500 properties, including service, administrative and manufacturing facilities. We accrued expenses to exit approximately 400 of these properties in the 1998 special charges. Most of these properties are within the Energy Services Group. Through December 31, 1999 we have vacated 452 of the approximate 500 total facilities. We have sold or returned to the owner 343 of the vacated properties.
         We feel the benefits of the Dresser merger and other restructuring activities are evidenced by our ability to profitably operate in spite of depressed oil and gas industry conditions that have existed since the second half of 1998. As a result of the initiatives discussed above, we feel we will ultimately reduce our costs by an estimated $500 million on an annual basis. We are accomplishing these reductions primarily through reduced personnel and facility requirements, enhanced technologies and the efficiencies of common shared services, for example, procurement, treasury, legal, tax, and accounting.
         See Note 11 to our annual financial statements for information on accrued special charges incurred in 1998.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters. Except as noted in Note 9 to the annual financial statements related to one site, none of these expenditures is expected by our management to have a material adverse effect on our results of operations.

YEAR 2000 ISSUE
         The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by our software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of our business which could have a material adverse impact on the results of our operations.
         We implemented an enterprise-wide Y2K program designed to identify, assess and address significant Y2K issues.
         As of December 31, 1999, we assess our Y2K issue tasks as being substantially complete. We spent 7% of our 1999 information technology budget on our Y2K program. All expenditures were funded from operations and expensed in the year incurred. As of December 31, 1999, the cumulative amount spent on our Y2K program of $44 million was as follows:


Millions of dollars
----------------------------------------------------------------
Software and information systems                $     31
Non-software/ IT items                                 8
Non IT systems                                         5
----------------------------------------------------------------
Total                                           $     44
----------------------------------------------------------------

         That amount does not include costs associated with:
              o   initiatives   that   are  independent  of   our  Y2K  program,
                  including:
                  - our global implementation of an enterprise-wide business information system which is replacing many of our key finance, administrative and marketing software systems; and
                  - costs associated with our replacement and standardization of desktop computing equipment and information technology infrastructure.
         Based on our experience through the filing date of this report, we do not believe our Y2K liability to third parties to be material to our business, results of operations or financial condition. We have more than 20,000 suppliers worldwide. We have not suffered any significant supplier problems related to Y2K and do not expect any material impact on our business, results of operations or financial condition. We have more than 7,000 customers in over 120 countries. We have not identified any customer that has suffered a significant Y2K problem and do not expect any material impact on our business, results of operations or financial condition. We conducted global business continuity planning for our operations. We believed our worst case scenario for Y2K issues was increased risk of infrastructure failures in less developed areas of Africa, Asia and Latin America. We have not identified any significant Y2K business continuity problems or infrastructure failures and do not expect any material impact on our business, results of operations or financial condition. However, it is possible that the full impact of the Y2K issue has not been fully recognized. For example, it is possible that Y2K or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year-end. We believe that these problems are likely to be minor and correctable. In addition, our business could still be negatively affected if our customers or suppliers are adversely affected by the Y2K or similar issues.
         Forward-looking statements relating to the Year 2000. Our discussion related to the Y2K issue includes a number of forward-looking statements that are based on our best assumptions and estimates as of the filing date of this report. Assumptions and estimates, which are not necessarily all of the assumptions and estimates, include our statements concerning:
              o   assessments as to which systems are significant;
              o   identification of potential failures related to Y2K issues;
              o assessments of the risk of our relationships with third parties; and
              o   implementation of our business continuity plans.
         Year 2000 risk factors. The work that we have done under our Y2K program is focused on risk identification and mitigation, most likely worst case analyses, and business continuity plans involving significant systems and relationships with third parties. There are, however, an almost infinite number of additional risks which are simply not assessable and for which contingency plans cannot be established. There are risks of failure, for Y2K reasons, of one or more systems or third party relationships which we do not judge to be individually significant. These failures could cause a cascade of other failures, which could have a material impact on our results of operations. Actual results of our Y2K effort could differ materially from the estimates expressed in our forward-looking statements, due to a number of factors. Factors, which are not necessarily all of the factors that could cause different results, include:
              o our failure to accurately judge which of our systems and relationships are significant;
              o our ability to locate and correct or replace computer code and systems embedded in equipment that controls or monitors our operating assets;
              o our inability or failure to identify significant Y2K issues not now contemplated or understood; and
              o the failure, including infrastructure failures, of third parties to achieve Y2K readiness.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. Statement of Financial Accounting Standards No. 133 is effective for us beginning January 1, 2001. We are currently evaluating Statement of Financial Accounting Standards No. 133 to identify implementation and compliance methods and we have not yet determined the effect, if any, on our results of operations or financial position.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and Board of Directors
Halliburton Company:



         We have audited the accompanying balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999. We did not audit the related consolidated statements of income, cash flows and shareholders' equity of Dresser Industries, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as of December 31, 1997, as discussed in Note 2. Such statements are included in the consolidated financial statements of Halliburton Company and reflect total revenue of 46% for the year ended December 31, 1997, of the related consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Dresser Industries, Inc. is based solely upon the report of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.



                                            /s/ ARTHUR ANDERSEN LLP
                                            -----------------------
                                                ARTHUR ANDERSEN LLP

Dallas, Texas,
     January 27, 2000 (Except with respect to the matters discussed in Note 18, as to which the date is February 16, 2000.)

RESPONSIBILITY FOR FINANCIAL REPORTING


         We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.
         The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP. Arthur Andersen was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.
         We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes:
              o   a   documented  organizational   structure  and   division  of
                  responsibility;
              o   established  policies  and  procedures,  including  a code  of conduct to foster a strong ethical climate which is communicated throughout the company; and
              o   the careful selection, training and development of our people.
Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The Board, operating through its Audit Committee, which is composed entirely of Directors who are not current or former officers or employees of the company, provides oversight to the financial reporting process.
         There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.
         We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 1999, our system of internal control over financial reporting met those criteria.



Halliburton Company

by



   /s/ RICHARD B. CHENEY                            /s/   GARY V. MORRIS
   ------------------------                         -------------------------
       Richard B. Cheney                                  Gary V. Morris
   Chairman of the Board and                       Executive Vice President and
    Chief Executive Officer                           Chief Financial Officer

                               Halliburton Company
                        Consolidated Statements of Income
             (Millions of dollars and shares except per share data)

                                                                                       Years ended December 31
                                                                             ----------------------------------------------
                                                                                   1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  Services                                                                   $    10,826      $    12,089   $     11,256
  Sales                                                                            3,939            5,070          4,857
  Equity in earnings of unconsolidated affiliates                                    133              194            159
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          $    14,898      $    17,353   $     16,272
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Cost of services                                                           $    10,367      $    11,127   $     10,164
  Cost of sales                                                                    3,414            4,342          4,038
  General and administrative                                                         514              600            665
  Special charges (credits)                                                          (47)             887              6
---------------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                           14,248           16,956         14,873
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                                     650              397          1,399
Interest expense                                                                    (144)            (137)          (111)
Interest income                                                                       76               28             22
Foreign currency losses, net                                                          (8)             (12)            (1)
Other nonoperating income (loss), net                                                (19)               3              4
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes, minority interest, extraordinary
  item, and change in accounting method                                              555              279          1,313
Provision for income taxes                                                          (214)            (245)          (492)
Minority interest in net income of consolidated subsidiaries                         (43)             (49)           (49)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and change in
  accounting method                                                                  298              (15)           772
Extraordinary gain, net of $94 tax provision                                         159                -              -
Cumulative effect of change in accounting method, net of $11 tax benefit             (19)               -              -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $       438      $       (15)  $        772
---------------------------------------------------------------------------------------------------------------------------

  Basic income (loss) per common share:
     Before extraordinary item and change in accounting method               $      0.68      $     (0.03)  $       1.79
     Extraordinary item, net                                                        0.36                -              -
     Change in accounting method, net                                              (0.04)               -              -
---------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                       $      1.00      $     (0.03)  $       1.79
---------------------------------------------------------------------------------------------------------------------------

  Diluted income (loss) per common share:
     Before extraordinary item and change in accounting method               $      0.67      $     (0.03)  $       1.77
     Extraordinary item, net                                                        0.36                -              -
     Change in accounting method, net                                              (0.04)               -              -
---------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                       $      0.99      $     (0.03)  $       1.77
---------------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding:
     Basic                                                                           440              439            431
     Diluted                                                                         443              439            436

See notes to annual financial statements.

                               Halliburton Company
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)

                                                                                              December 31
                                                                                    --------------------------------
                                                                                          1999             1998
--------------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
 Cash and equivalents                                                               $       466      $       203
 Receivables:
    Notes and accounts receivable (less allowance for bad debts of $107 and $77)          3,254            3,345
    Unbilled work on uncompleted contracts                                                  625              515
--------------------------------------------------------------------------------------------------------------------
      Total receivables                                                                   3,879            3,860
 Inventories                                                                              1,238            1,285
 Deferred income taxes, current                                                             187              432
 Other current assets                                                                       252              286
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                6,022            6,066
Property, plant and equipment:
      At cost                                                                             6,785            6,825
      Less accumulated depreciation                                                       3,994            3,929
--------------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment                                                   2,791            2,896
Equity in and net advances to related companies                                             409              587
Excess of cost over net assets acquired (net of accumulated amortization
     of $237 and $240)                                                                      768              765
Deferred income taxes, noncurrent                                                           394              337
Other assets                                                                                344              415
--------------------------------------------------------------------------------------------------------------------
    Total assets                                                                    $    10,728      $    11,066
--------------------------------------------------------------------------------------------------------------------
                        Liabilities and Shareholders' Equity
Current liabilities:
  Short-term notes payable                                                          $       949      $       515
  Current maturities of long-term debt                                                      308               59
  Accounts payable                                                                          932            1,009
  Accrued employee compensation and benefits                                                229              402
  Advance billings on uncompleted contracts                                                 336              513
  Income taxes payable                                                                      183              246
  Accrued special charges                                                                    69              359
  Other current liabilities                                                                 687              834
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             3,693            3,937
Long-term debt                                                                            1,056            1,370
Employee compensation and benefits                                                          987            1,007
Other liabilities                                                                           552              521
Minority interest in consolidated subsidiaries                                              153              170
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                     6,441            7,005
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Common shares, par value $2.50 per share - authorized 600 shares,
     issued 448 and 446 shares                                                            1,120            1,115
 Paid-in capital in excess of par value                                                      68                8
 Deferred compensation                                                                      (51)             (51)
 Accumulated other comprehensive income                                                    (204)            (149)
 Retained earnings                                                                        3,453            3,236
--------------------------------------------------------------------------------------------------------------------
                                                                                          4,386            4,159
 Less 6 shares of treasury stock, at cost in both periods                                    99               98
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                            4,287            4,061
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                      $    10,728      $    11,066
--------------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               Halliburton Company
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)

                                                                                          Years ended December 31
                                                                                  -----------------------------------------
                                                                                       1999          1998         1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $   438       $   (15)      $   772
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                     599           587           564
      Provision (benefit) for deferred income taxes                                     188          (293)            3
      Extraordinary gain, net                                                          (159)            -             -
      Change in accounting method, net                                                   19             -             -
      Distributions from (advances to) related companies, net of equity in
         (earnings) or losses                                                             1           (23)          (85)
      Accrued special charges                                                          (290)          330           (52)
      Other non-cash items                                                               62           356            66
      Other changes, net of non-cash items:
        Receivables                                                                     143          (280)         (409)
        Inventories                                                                      65           (66)         (117)
        Accounts payable                                                                (97)          (45)          (49)
        Other working capital, net                                                     (462)         (143)           40
        Other, net                                                                     (274)           46           100
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                           233           454           833
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                (593)         (914)         (880)
   Sales of property, plant and equipment                                               146           100           181
   Acquisitions of businesses, net of cash acquired                                     (13)          (40)         (162)
   Dispositions of businesses, net of cash disposed                                     291             7            38
   Other investing activities                                                            10             1           (50)
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                          (159)         (846)         (873)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Borrowings of long-term debt                                                           -           150           303
   Payments on long-term debt                                                           (61)          (27)          (18)
   Net borrowings (payments) of short-term debt                                         433           370           (86)
   Payments of dividends to shareholders                                               (221)         (254)         (250)
   Proceeds from exercises of stock options                                              49            49            71
   Payments to reacquire common stock                                                   (10)          (20)          (44)
   Other financing activities                                                            (6)          (14)            3
----------------------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                           184           254           (21)
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                   5            (5)           (1)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                             263          (143)          (62)
Cash and equivalents at beginning of year  *                                            203           346           446

----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                               $     466     $     203       $   384
----------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosure  of cash flow  information:
   Cash  payments  during the period for:
     Interest                                                                     $     145     $     137       $   106
     Income taxes                                                                        98           535           307
   Non-cash investing and financing activities:
     Liabilities assumed in acquisitions of businesses                            $      90     $       5       $   337
     Liabilities disposed of in dispositions of businesses                              111            24           206
----------------------------------------------------------------------------------------------------------------------------

*    Cash  balance  at the  beginning  of 1998 does not agree to the prior  year
     ending  cash  balance  in  order  to  conform   Dresser's  fiscal  year  to
     Halliburton's calendar year.

See notes to annual financial statements.

                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)

                                                                                 Years ended December 31
                                                                  -----------------------------------------------------
                                                                          1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------
Common stock (number of shares)
   Balance at beginning of year                                             446               454               222
   Shares issued under compensation and incentive stock plans,
      net of forfeitures                                                      2                 1                 1
   Cancellation of treasury stock                                             -                (9)                -
   Shares issued in connection with acquisition                               -                 -                 8
   Two-for-one common stock split                                             -                 -               223
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                   448               446               454
-----------------------------------------------------------------------------------------------------------------------
Common stock (dollars)
   Balance at beginning of year                                   $       1,115     $       1,134     $         554
   Shares issued under compensation and incentive stock plans,
      net of forfeitures                                                      5                 3                 3
   Cancellation of treasury stock                                             -               (22)                -
   Shares issued in connection with acquisition                               -                 -                21
   Two-for-one common stock split                                             -                 -               556
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $       1,120     $       1,115     $       1,134
-----------------------------------------------------------------------------------------------------------------------
Paid-in capital in excess of par value
   Balance at beginning of year                                   $           8     $         168     $         615
   Shares issued under compensation and incentive stock plans,
      net of forfeitures                                                     60                49                72
   Cancellation of treasury stock                                             -              (209)                -
   Shares issued in connection with acquisition                               -                 -                37
   Two-for-one common stock split                                             -                 -              (556)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $          68     $           8     $         168
-----------------------------------------------------------------------------------------------------------------------
Deferred compensation
   Balance at beginning of year                                   $         (51)    $         (45)    $         (23)
   Current year awards, net                                                   -                (6)              (22)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $         (51)    $         (51)    $         (45)
-----------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
   Cumulative translation adjustment                              $        (185)    $        (142)    $        (127)
   Pension liability adjustment                                             (19)               (7)               (4)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $        (204)    $        (149)    $        (131)
-----------------------------------------------------------------------------------------------------------------------
Cumulative translation adjustment
   Balance at beginning of year                                   $        (142)    $        (127)    $         (94)
   Conforming fiscal years                                                    -               (15)                -
   Sales of subsidiaries                                                    (17)                9                 -
   Current year changes, net of tax                                         (26)               (9)              (33)
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $        (185)    $        (142)    $        (127)
-----------------------------------------------------------------------------------------------------------------------


See notes to annual financial statements.

                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                                   (continued)
                        (Millions of dollars and shares)

                                                                                 Years ended December 31
                                                                  -----------------------------------------------------
                                                                          1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------
Pension liability adjustment
   Balance at beginning of year                                   $          (7)    $          (4)    $          (7)
   Current year adjustment                                                  (12)               (3)                3
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $         (19)    $          (7)    $          (4)
-----------------------------------------------------------------------------------------------------------------------
Retained earnings
   Balance at beginning of year                                   $       3,236     $       3,563     $       3,077
   Net income (loss)                                                        438               (15)              772
   Cash dividends paid                                                     (221)             (254)             (250)
   Cancellation of treasury stock                                             -               (61)                -
   Pooling of interests acquisition                                           -                 -               (36)
   Conforming fiscal years                                                    -                 3                 -
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $       3,453     $       3,236     $       3,563
-----------------------------------------------------------------------------------------------------------------------
Treasury stock (number of shares)
   Beginning of year                                                          6                16                 9
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                              -                (1)               (2)
   Shares purchased                                                           -                 -                 1
   Cancellation of treasury stock                                             -                (9)                -
   Two-for-one common stock split                                             -                 -                 8
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                     6                 6                16
-----------------------------------------------------------------------------------------------------------------------
Treasury stock (dollars)
   Beginning of year                                              $          98     $         374     $         382
   Shares issued under benefit, dividend reinvestment plan and
      incentive stock plans, net                                             (9)               (9)              (52)
   Shares purchased                                                          10                 3                44
   Cancellation of treasury stock                                             -              (270)                -
-----------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                         $          99     $          98     $         374
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income
   Net income (loss)                                              $         438     $         (15)    $         772
   Translation rate changes, net of tax                                     (26)               (9)              (33)
   Current year adjustment to minimum pension liability                     (12)               (3)                3
-----------------------------------------------------------------------------------------------------------------------
   Total comprehensive income                                     $         400     $         (27)    $         742
-----------------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note 1. Significant Accounting Policies
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:
              o   the reported  amounts of assets and liabilities and disclosure of  contingent  assets  and  liabilities  at the  date  of the financial statements; and
              o   the reported amounts  of  revenues  and  expenses  during  the reporting period.
Ultimate results could differ from those estimates.
         Principles of consolidation. The consolidated financial statements include the accounts of our company and all majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other companies in which we own between a 20% to 50% interest are accounted for using the equity method. Specific prior year amounts have been reclassified to conform with the current year presentation.
         Revenues and income recognition. We recognize revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall activity of the particular business operation. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed. All known or anticipated losses on contracts are provided for currently. Claims and change orders which are in the process of being negotiated with customers, for extra work or changes in the scope of work are included in revenue when collection is deemed probable. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration. Training and consulting service revenues are recognized as the services are performed.
         Research and development. Research and development expenses are charged to income as incurred. See Note 3 for research and development expense by business segment.
         Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $12 million in 1999, $13 million in 1998 and $15 million in 1997. Amortization expense of software development costs was $15 million for 1999, $18 million for 1998 and $15 million for 1997. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed three years.
         Income per share. Basic income per share amounts are based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 10 for a reconciliation of basic and diluted income per share from continuing operations.
         Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Receivables. Our receivables are generally not collateralized. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable and this work is usually billed during normal billing processes in the next month. These claims and change orders, included in unbilled receivables, amounted to $98 million and $89 million at December 31, 1999 and 1998, respectively and are generally expected to be collected in the following year.
         Included in notes and accounts receivable are notes with varying interest rates. At December 31, 1999 notes receivable totaled $424 million including a note receivable of $377 million generated by the sale of
Ingersoll-Dresser Pump. See Note 2. At December 31, 1998 notes receivable totaled $296 million including a note receivable generated by the sale of M-I. See Note 2.
         Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. The cost of most inventories is determined using either the first-in, first-out method or the average cost method, although the cost of most United States manufacturing and field service inventories is determined using the last-in, first-out method. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
         Property, plant and equipment. Property, plant and equipment is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. We follow the successful efforts method of accounting for oil and gas properties. We are implementing an enterprise-wide information system. External direct costs of materials and services and payroll-related costs of employees working solely on development of the software system portion of the project are capitalized. Capitalized costs of the project are amortized over periods of three to ten years beginning when the system is placed in service. Training costs and costs to reengineer business processes are expensed as incurred.
         Excess of cost over net assets acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The excess of cost over net assets acquired is continually monitored for potential impairment. When negative conditions such as significant current or projected operating losses exist, a review is performed to determine if the projected undiscounted future cash flows indicate that an impairment exists. If an impairment exists, the excess of cost over net assets acquired, and, if appropriate, the associated assets are reduced to reflect the estimated discounted cash flows to be generated by the underlying business, consistent with methodologies in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."
         Income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
         Derivative instruments. We primarily enter into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates. From time to time we enter into derivatives to hedge exposures to interest rates or commodity prices. We do not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments to hedge exposure with an indeterminable maturity date are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains or losses on hedges of identifiable commitments are deferred and recognized when the offsetting gains or losses on the related hedged items are recognized. Deferred gains or losses for hedges which are terminated prior to the transaction date are recognized when the underlying hedged transactions are recognized. In the event an identifiable commitment is no longer expected to be realized, any deferred gains or losses on hedges associated with the commitment are recognized currently. Costs associated with entering into these contracts are presented in other assets, while deferred gains or losses are included in other liabilities or other assets, respectively, on the consolidated balance sheets. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income. Gains or losses on interest rate derivatives and commodity derivatives are included in interest expense and operating income, respectively. During the years ended December 31, 1999, 1998 and 1997, we did not enter into any significant transactions to hedge interest rates or commodity prices.
         Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity titled "cumulative translation adjustment."

Note 2. Acquisitions and Dispositions
         Joint venture divestitures. In October 1999, we announced the sales of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture to Ingersoll-Rand. See Note 18. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Our Ingersoll-Dresser Pump interest was sold in December 1999 for approximately $515 million. We recorded an extraordinary gain of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% due January 14, 2000. The note was collected on the due date and the cash from the sale was used to repay short-term debt and for other general corporate purposes. Our interest in Ingersoll-Dresser Pump was previously a part of the Dresser Equipment Group.
         Dresser merger. On September 29, 1998 we completed the acquisition of Dresser Industries, Inc. by converting the outstanding Dresser common stock into approximately 176 million shares of our common stock. We also reserved approximately 7 million shares of common stock for outstanding Dresser stock options and other employee and directors plans. The merger qualified as a tax-free exchange to Dresser's shareholders for United States federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations. Our financial statements have been restated to include the results of Dresser for all periods presented. Beginning in 1998, Dresser's year-end of October 31 has been conformed to our calendar year-end. Periods through December 1997 contain Dresser information on a fiscal year-end basis combined with our information on a calendar year-end basis.
         For the two months ended December 31, 1997, Dresser had revenues of $1,110 million, operating income of $53 million and net income of $36 million. Operating income for the two-month period includes a pretax special charge of $30 million ($12 million after-tax and minority interest) related to Dresser's share of profit improvement initiatives at the Dresser-Rand and Ingersoll-Dresser Pump joint ventures. The $30 million pretax special charge is comprised of $23 million for Dresser-Rand and $7 million for Ingersoll-Dresser Pump. Results for the two-month period have been included in retained earnings, and dividends of $33 million paid in December 1997 have been deducted from retained earnings in the consolidated statements of shareholders' equity at December 31, 1998 as conforming fiscal years. The change to Dresser's cumulative translation adjustment account for the period between October 31, 1997 and December 31, 1997 of $15 million is also included in the consolidated statements of shareholders' equity as conforming fiscal years. There were no material transactions between us and Dresser prior to the merger.
         Combined and separate company results of Halliburton Company and Dresser Industries, Inc. for the periods preceding the merger are as follows:

                                                              Nine Months
                                                                 Ended           Year Ended
                                                              September 30       December 31
                                                             -----------------------------------
Millions of dollars                                               1998              1997
------------------------------------------------------------------------------------------------
Revenues:
  Halliburton Company                                        $      7,045     $      8,819
  Dresser Industries, Inc.                                          6,019            7,453
------------------------------------------------------------------------------------------------
     Combined                                                $     13,064     $     16,272
------------------------------------------------------------------------------------------------

Net income (loss):
  Halliburton Company                                        $        359     $        454
  Dresser Industries, Inc.                                            282              318
  1998 Special charge, net of tax                                    (722)               -
------------------------------------------------------------------------------------------------
     Combined                                                $        (81)    $        772
------------------------------------------------------------------------------------------------

         LWD divestiture. In March 1999, in connection with the Dresser merger, we sold the majority of our pre-merger worldwide logging-while-drilling and a portion of the pre-merger measurement-while-drilling business. The sale was in accordance with a consent decree with the United States Department of Justice. The financial impact of the sale was reflected in the third quarter 1998 special charge. See Note 11. This business was previously part of the Energy Services Group. We continue to provide separate logging-while-drilling services through our Sperry-Sun Drilling Systems business line, which was acquired as part of the merger with Dresser and is now part of the Energy Services Group. In addition, we will continue to provide sonic logging-while-drilling services using technologies we had before the merger with Dresser.
         M-I L.L.C. drilling divestiture. In August 1998, we sold our 36% interest in M-I L.L.C. to Smith International, Inc., for $265 million. Payment was made in the form of a non-interest bearing promissory note which was collected in April 1999. The sale completed our commitment to the United States Department of Justice to sell our M-I interest in connection with our merger with Dresser. M-I was previously part of the Energy Services Group. We continue to offer drilling fluid products and services through our Baroid Drilling Fluids business line which was acquired as part of the merger with Dresser and is now part of the Energy Services Group.
         Acquisition of Devonport Royal Dockyard plc. During March 1997, Devonport Management Limited completed the acquisition of Devonport Royal Dockyard plc, which owns and operates the Government of the United Kingdom's Royal Dockyard in Plymouth, England, for approximately $65 million. Concurrent with the acquisition of the Royal Dockyard, our ownership interest in Devonport Management Limited, a management consortium, increased from about 30% to 51% and Devonport Management Limited borrowed $56 million under term loans. The dockyard principally provides repair and refitting services for the British Royal Navy's fleet of submarines and surface ships. Devonport Management Limited is a part of the Engineering and Construction Group.
         Acquisition of OGC International plc and Kinhill Holdings Limited. During April 1997, we acquired the outstanding common stock of OGC International plc for approximately $118 million. OGC is engaged in providing a variety of engineering, operations and maintenance services, primarily to the North Sea oil and gas production industry and is part of the Energy Services Group.
         During  July  1997,  we  acquired  the  outstanding  common  stock  and convertible debentures of Kinhill Holdings Limited for approximately $34 million. Kinhill, headquartered in Australia, provides engineering in mining and minerals processing, petroleum and chemicals, water and wastewater, transportation, and commercial and civil infrastructure. Kinhill markets its services primarily in Australia, Indonesia, Thailand, Singapore, India and the Philippines. Kinhill is part of the Engineering and Construction Group.
         In 1997, we recorded approximately $99 million excess of cost over net assets acquired primarily related to the purchase acquisitions of OGC and Kinhill.
         Acquisition  of  NUMAR.   On  September  30,  1997,  we  completed  the
acquisition of NUMAR Corporation by converting the outstanding NUMAR common stock into approximately eight million shares of our common stock. We also reserved approximately one million shares of common stock for the exercise of outstanding NUMAR stock options. The merger qualified as a tax-free exchange and was accounted for using the pooling of interests method of accounting for business combinations. Our financial statements were not restated to include historical NUMAR operating results because they had no material impact.
         NUMAR's assets and liabilities on September 30, 1997 were included in the Company's accounts of the same date, resulting in an increase in net assets of $21 million. Headquartered in Malvern, Pennsylvania, NUMAR designs, manufactures and markets the Magnetic Resonance Imaging Logging (MRIL(R)) tool which utilizes magnetic resonance imaging technology to evaluate subsurface rock formations in newly drilled oil and gas wells. NUMAR is part of the Energy Services Group.
         SubSea asset sale. In 1997, we sold a portion of our SubSea operation's assets to Global Industries, Ltd. for $102 million and recognized a loss of $9 million (net of tax of $4 million) on the sale. SubSea is part of the Energy Services Group.
         Environmental services divestiture. On December 31, 1997, we sold our environmental services business to Tetra Tech, Inc. for approximately $32 million. The sale was prompted by our desire to divest non-core businesses and had no significant effect on net income for the year. The environmental services business was previously part of the Engineering and Construction Group.
         We acquired other businesses in 1999, 1998 and 1997 for $13 million, $42 million and $4 million, respectively. These businesses did not have a significant effect on revenues or earnings.

Note 3. Business Segment Information
         We have three business segments. These segments are organized around the products and services provided to the customers they serve. See the table below for information on our business segments.
         The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Energy Services Group has three business units: Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics. The long-term performance for these business units is linked to the long-term demand for oil and gas. The products and services the group provides are designed to help discover, develop and produce oil and gas. The customers for this segment are major oil companies, national oil companies and independent oil and gas companies.
         The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Engineering and Construction Group has two business units:
Kellogg Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.
         The Dresser Equipment Group segment designs, manufactures and markets highly engineered products and systems for oil and gas producers, transporters, processors, distributors and petroleum users throughout the world. The group's products are also used in industries serving various other sectors of the economy. Dresser Equipment Group operates as one business unit. See Note 2 and
Note 18 for information on the sales of two joint ventures within the Dresser Equipment Group.
         Our equity in pretax income or losses of related companies is included in revenues and operating income of the applicable segment. Intersegment revenues included in the revenues of the other business segments and sales between geographic areas are immaterial. General corporate assets not included in a business segment are primarily comprised of receivables, deferred tax assets and other investments including the investment in our enterprise-wide information system which we are implementing.

         The tables below present information on our business segments.

Operations by Business Segment

                                                                    Years ended December 31
                                                            -----------------------------------------
Millions of dollars                                              1999          1998          1997
-----------------------------------------------------------------------------------------------------
Revenues:
  Energy Services Group                                     $    6,999    $     9,009   $     8,505
  Engineering and Construction Group                             5,314          5,495         4,993
  Dresser Equipment Group                                        2,585          2,849         2,774
-----------------------------------------------------------------------------------------------------
    Total                                                   $   14,898    $    17,353   $    16,272
-----------------------------------------------------------------------------------------------------
Operating income:
  Energy Services Group                                     $      222    $       971   $     1,019
  Engineering and Construction Group                               203            237           219
  Dresser Equipment Group                                          249            248           248
  Special charges and credits                                       47           (980)          (16)
  General corporate                                                (71)           (79)          (71)
-----------------------------------------------------------------------------------------------------
    Total                                                   $      650    $       397   $     1,399
-----------------------------------------------------------------------------------------------------
Capital expenditures:
  Energy Services Group                                     $      414    $       707   $       683
  Engineering and Construction Group                                34             34            62
  Dresser Equipment Group                                           73             73            76
  General corporate                                                 72            100            59
-----------------------------------------------------------------------------------------------------
    Total                                                   $      593    $       914   $       880
-----------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Energy Services Group                                     $      421    $       405   $       395
  Engineering and Construction Group                                43             49            63
  Dresser Equipment Group                                           88             87            99
  General corporate                                                 47             46             7
-----------------------------------------------------------------------------------------------------
    Total                                                   $      599    $       587   $       564
-----------------------------------------------------------------------------------------------------
Total assets:
  Energy Services Group                                     $    6,167    $     6,618   $     6,050
  Engineering and Construction Group                             1,282          1,405         1,646
  Dresser Equipment Group                                        1,880          1,944         2,115
  General corporate                                              1,399          1,099           893
-----------------------------------------------------------------------------------------------------
    Total                                                   $   10,728    $    11,066   $    10,704
-----------------------------------------------------------------------------------------------------
Research and development:
  Energy Services Group                                     $      207    $       220   $       174
  Engineering and Construction Group                                 4              4             2
  Dresser Equipment Group                                           36             84            83
-----------------------------------------------------------------------------------------------------
    Total                                                   $      247    $       308   $       259
-----------------------------------------------------------------------------------------------------
Special charges and credits:
  Energy Services Group                                     $      (45)   $       721   $       (14)
  Engineering and Construction Group                                 -             40             3
  Dresser Equipment Group                                            -             21            27
  General corporate                                                 (2)           198             -
-----------------------------------------------------------------------------------------------------
    Total                                                   $      (47)   $       980   $        16
-----------------------------------------------------------------------------------------------------

Operations by Geographic Area

                                                                    Years ended December 31
                                                            ------------------------------------------
Millions of dollars                                              1999          1998          1997
------------------------------------------------------------------------------------------------------
Revenues:
  United States                                             $    4,781    $    6,132    $     6,507
  United Kingdom                                                 1,740         2,247          2,315
  Other areas (over 120 countries)                               8,377         8,974          7,450
------------------------------------------------------------------------------------------------------
    Total                                                   $   14,898    $   17,353    $    16,272
------------------------------------------------------------------------------------------------------
Long-lived assets:
  United States                                             $    2,125    $    2,400    $     2,519
  United Kingdom                                                   798           595            775
  Other areas (numerous countries)                                 924         1,053            981
------------------------------------------------------------------------------------------------------
    Total                                                   $    3,847    $    4,048    $     4,275
------------------------------------------------------------------------------------------------------

Note 4. Inventories
         Inventories at December 31, 1999 and 1998 are comprised of the following:

Millions of dollars                                            1999            1998
-----------------------------------------------------------------------------------------
Finished products and parts                               $      709     $        621
Raw materials and supplies                                       230              250
Work in process                                                  407              562
Progress payments                                               (108)            (148)
-----------------------------------------------------------------------------------------
          Total                                           $    1,238     $      1,285
-----------------------------------------------------------------------------------------

         The cost of most United States manufacturing and field service inventories is determined using the last-in, first-out method. Inventories on the last-in, first-out method were $136 million and $168 million at December 31, 1999 and December 31, 1998, respectively. If the last-in, first-out method had not been used, the cost of total inventories would have been about $108 million higher than reported at December 31, 1999, and $111 million higher than reported at December 31, 1998.

Note 5. Property, Plant and Equipment
         Property, plant and equipment at December 31, 1999 and 1998 is comprised of the following:

Millions of dollars                                            1999            1998
-----------------------------------------------------------------------------------------
Land                                                      $      126     $       142
Buildings and property improvements                            1,196           1,132
Machinery, equipment and other                                 5,463           5,551
-----------------------------------------------------------------------------------------
          Total                                           $    6,785     $     6,825
-----------------------------------------------------------------------------------------

         At December 31, 1999 and 1998, machinery, equipment and other property includes oil and gas investments of approximately $309 million and $224 million, respectively, and software developed for our enterprise-wide information system of $197 million and $133 million, respectively.

Note 6. Related Companies
         We conduct some of our operations through various joint ventures which are in partnership, corporate and other business forms, and are principally accounted for using the equity method.
         The larger unconsolidated entities include European Marine Contractors, Limited; Bredero-Shaw and Ingersoll-Dresser Pump. European Marine Contractors, Limited which is 50% owned and part of the Energy Services Group, specializes in engineering, procurement and construction of marine pipelines. Bredero-Shaw, which is 50% owned and part of the Energy Services Group, specializes in pipe coating. From the formation of the Bredero-Shaw joint venture in 1996 until the fourth quarter of 1997, we fully consolidated Bredero-Shaw as our ownership interest in this joint venture exceeded 50%. During the fourth quarter of 1997, we signed an agreement for a long-term extension of the joint venture with Shaw Industries Ltd. and decreased our interest to 50%. In connection with the new agreement, Shaw agreed to pay us $50 million over a four-year period. This transaction resulted in a fourth quarter 1997 pretax gain of $42 million which is reported in the consolidated statements of income in the caption "special
charges  and  credits."  For  balance  sheet  purposes,   at  year-end  1997  we
deconsolidated Bredero-Shaw and accounted for our 50% interest in the joint venture as an equity investment. We include our share of equity in earnings in the results of operations beginning January 1, 1998 using the equity method. Ingersoll-Dresser Pump, 49%-owned and part of the Dresser Equipment Group, manufactures a broad range of pump products and services. We sold our interest in Ingersoll-Dresser Pump on December 30, 1999. See Note 2 to the annual financial statements for further information on the sale of Ingersoll-Dresser Pump.
         We sold our 36% ownership interest in M-I to Smith International, Inc. on August 31, 1998. This transaction completed our commitment to the United States Department of Justice to sell our M-I interest in connection with our merger with Dresser Industries, Inc. See Note 2 to the annual financial statements for further information on the sale of M-I. Prior to the sale of our interest, we accounted for our interest in Ingersoll-Dresser Pump and M-I on the equity method.
         Summarized financial statements for all combined jointly-owned operations which are not consolidated are as follows:

Combined Operating Results
Millions of dollars                                 1999           1998           1997
----------------------------------------------------------------------------------------------
Revenues                                     $      4,130    $    5,244     $     3,959
----------------------------------------------------------------------------------------------
Operating income                             $        271    $      478     $       407
----------------------------------------------------------------------------------------------
Net income                                   $        181    $      341     $       316
----------------------------------------------------------------------------------------------

Combined Financial Position
Millions of dollars                                 1999           1998
---------------------------------------------------------------------------
Current assets                               $     1,744     $    1,854
Noncurrent assets                                    464            322
---------------------------------------------------------------------------
  Total                                      $     2,208     $    2,176
---------------------------------------------------------------------------
Current liabilities                          $     1,324     $    1,074
Noncurrent liabilities                               192            118
Minority interests                                     4              4
Shareholders' equity                                 688            980
---------------------------------------------------------------------------
  Total                                      $     2,208     $    2,176
---------------------------------------------------------------------------

Note 7. Lines of Credit, Notes Payable and Long-Term Debt
         At December 31, 1999, we had committed short-term lines of credit totaling $650 million available and unused, and other short-term lines of credit totaling $215 million. There were no borrowings outstanding under these facilities. Short-term debt consists primarily of $926 million in commercial paper with an effective interest rate of 6.61% and $23 million in foreign bank loans and overdraft facilities with varying rates of interest.

         Long-term debt at the end of 1999 and 1998 consists of the following:

Millions of dollars                                             1999        1998
------------------------------------------------------------------------------------
6.25% notes due June 2000                                   $     300   $     300
7.6% debentures due August 2096                                   300         300
8.75% debentures due February 2021                                200         200
8% senior notes due April 2003                                    139         139
Medium-term notes due 1999 through 2027                           400         450
Term loans at LIBOR (GBP) plus 0.75% payable in
   semi-annual installments through March 2002                     20          30
Other notes with varying interest rates                             5          10
------------------------------------------------------------------------------------
                                                                1,364       1,429
Less current portion                                              308          59
------------------------------------------------------------------------------------
    Total long-term debt                                    $   1,056   $   1,370
------------------------------------------------------------------------------------

         At December 31, 1999, we have outstanding notes under our medium-term note program as follows:


            Amount             Issue Date             Due               Rate          Issue Price          Yield
      ---------------------------------------------------------------------------------------------------------------
      $125 million              02/1997             02/2027             6.75%            99.78%             6.78%
      $ 50 million              05/1997             05/2017             7.53%              Par              7.53%
      $ 75 million              08/1997             08/2002             6.30%              Par              6.30%
      $150 million              11/1998             12/2008             5.63%            99.97%             5.63%
      ---------------------------------------------------------------------------------------------------------------

         The 6.25% notes due 2000, 7.6% debentures due 2096, 8.75% debentures due 2021, and 8% senior notes due 2003 may not be redeemed prior to maturity and do not have sinking fund requirements. Each holder of the 6.75% medium-term notes has the right to require us to repay such holder's notes in whole or in part, on February 1, 2007. We may redeem the 5.63% medium-term notes in whole or in part at any time. Other notes issued under the medium-term note program may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements. In 1999, we redeemed $50 million 6.27% medium-term notes that matured.
         The term loans at LIBOR (GBP) plus 0.75% are denominated in British pound sterling and are payable in semi-annual installments through March, 2002. In connection with the term loans, we are required to maintain a compensating balance which decreases in proportion to the outstanding loans. At December 31, 1999, the compensating balance was $10 million and was included in other assets in our consolidated balance sheets.
         Our long-term debt matures as follows:

Millions of dollars            Amount
--------------------------------------------
2000                      $      308
2001                               8
2002                              84
2003                             139
2004                               -
2005-2096                        825
--------------------------------------------
                          $    1,364
--------------------------------------------

Note 8. Dresser Financial Information
         Since becoming a wholly-owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. As long as these notes remain outstanding, summarized financial information of Dresser will be presented in our periodic reports filed on Form 10-K and Form 10-Q. We have not presented separate financial statements and other disclosures concerning Dresser because we determined such information is not material to the holders of these notes.
         In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included within Dresser and its subsidiaries.

Dresser Industries, Inc.
Financial Position
                                                                         December 31
                                                            --------------------------------------
Millions of dollars                                                1999                 1998
--------------------------------------------------------------------------------------------------
Current assets                                              $       5,671        $       2,417
Noncurrent assets                                                   5,535                2,614
--------------------------------------------------------------------------------------------------
  Total                                                     $      11,206        $       5,031
--------------------------------------------------------------------------------------------------
Current liabilities                                         $       2,793        $       1,389
Noncurrent liabilities                                              1,953                1,544
Minority interest                                                     154                  154
Shareholders' equity                                                6,306                1,944
--------------------------------------------------------------------------------------------------
  Total                                                     $      11,206        $       5,031
--------------------------------------------------------------------------------------------------

Dresser Industries, Inc.                                                       Twelve months ended
Operating Results                                           ----------------------------------------------------------
                                                                December 31         December 31         October 31
                                                            ----------------------------------------------------------
Millions of dollars                                                1999                 1998               1997
----------------------------------------------------------------------------------------------------------------------
Revenues                                                    $     14,898         $      8,136      $      7,453
----------------------------------------------------------------------------------------------------------------------
Operating income                                            $        626         $        677      $        601
----------------------------------------------------------------------------------------------------------------------
Income before taxes, minority interest, extraordinary
  gain and change in accounting method                      $        437         $        611      $        547
Income taxes                                                        (174)                (231)             (191)
Minority interest                                                    (43)                 (36)              (38)
Extraordinary gain, net                                              159                   -                 -
Change in accounting method, net                                     (19)                  -                 -
----------------------------------------------------------------------------------------------------------------------
Net income                                                  $        360         $        344      $        318
----------------------------------------------------------------------------------------------------------------------

Note 9. Commitments and Contingencies
         Leases. At year end 1999, we were obligated under noncancelable operating leases, expiring on various dates through 2021, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rentals charged to operations for such leases totaled $150 million in 1999, $207 million in 1998, and $203 million in 1997. Future total rentals on noncancelable operating leases are as follows: 2000, $133 million; 2001, $114 million; 2002, $94 million; 2003, $66 million; 2004, $39 million and thereafter, $114 million.
         Asbestosis litigation. Since 1976, Dresser Industries, Inc. and its former divisions or subsidiaries have been involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some products manufactured by Dresser, its former divisions or subsidiaries or by companies acquired by Dresser. In addition, the Engineering and Construction Group is involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some of the materials which were used in various construction and renovation projects in the past.
         Dresser and its former divisions or subsidiaries have entered into agreements with insurance carriers which cover, in whole or in part, indemnity payments, legal fees and expenses for specific categories of claims. Dresser and its former divisions or subsidiaries are in negotiation with insurance carriers over coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by individual claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims. The Engineering and Construction Group is also involved in negotiations with their insurance carriers concerning the scope of coverage for asbestos claims.
         Since 1976, approximately 237,300 claims have been filed against various current and former divisions and subsidiaries. Most of these claims relate to Dresser and its former divisions or subsidiaries. Approximately 129,650 of these claims have been settled or disposed of at a gross cost of approximately $99 million with insurance carriers responsible for all but approximately $23 million. Claims continue to be filed with about 46,400 new claims filed in 1999. We have established a reserve estimating our liability for asbestos claims. Our estimate is based on our historical litigation experience, settlements and expected recoveries from insurance carriers. Our expected insurance recoveries are based on agreements with insurance carriers or, where agreements are still under negotiation, estimated recoveries. We believe that the insurance carriers will be able to meet their share of future obligations under the agreements. At the end of 1999, there were about 107,650 open claims, including 19,000 for which settlements are pending. This compares with 70,500 open claims at the end of 1998. The accrued liabilities for these claims and corresponding receivables from carriers were as follows:

Millions of dollars                                              1999          1998
----------------------------------------------------------------------------------------
Accrued liability                                           $      52     $      53
Receivables from insurance companies                              (27)          (34)
----------------------------------------------------------------------------------------
Net asbestos liability                                      $      25     $      19
----------------------------------------------------------------------------------------

         We recognize the uncertainties of litigation and the possibility that a series of adverse court rulings could materially impact the expected resolution of asbestos related claims. However, based upon our historical experience with similar claims, the time elapsed since Dresser and its former divisions or subsidiaries discontinued sale of products containing asbestos, and our understanding of the facts and circumstances that gave rise to such claims, we believe that the pending asbestos claims will be resolved without material effect on our financial position or results of operations.
         Dispute with Global Industrial Technologies, Inc. Under an agreement entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., from Dresser Industries, Inc., Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to date paid the uncovered portion of those asbestos claims with its own funds.
         Global now disputes that it assumed liability for any of these asbestos claims which were based upon Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages.
         In order to resolve this dispute, Global invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Global has not claimed a specific amount of damages. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based upon Dresser's negligence, the pre-1967 acts of Harbison-Walker, punitive damages, and for all similar future claims. On February 25, 2000, the arbitrator ruled that Global did assume responsibility for claims based on Dresser's negligence and for punitive damages. The arbitrator did not decide whether Global also assumed responsibility for the pre-1967 acts of Harbison-Walker, but reserved his decision pending further proceedings, although no timetable was set for those proceedings.
         In 1999 Dresser brought suit against Global to enjoin it from suing Dresser's insurance carrier, Continental Insurance Company, for specific asbestos claims. Although a Texas court in Dallas entered a temporary injunction, a Texas appellate court reversed that decision and the matter remains pending before the trial court. Since then, in late 1999, Global sued Continental in federal court in Pennsylvania seeking coverage under Dresser insurance policies for claims we believe are covered by the pending arbitration. Dresser was not named in the lawsuit, and Continental has responded to Global by moving to dismiss that lawsuit because Dresser was not included. We believe that the issues involving Continental should be resolved in the pending arbitration. We believe that all of Global's claims and assertions are without merit and we intend to vigorously defend against them.

         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated and efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under federal law and comparable state laws. Kellogg Brown & Root, Inc., one of our subsidiaries, is one of nine PRPs named at the Tri-State Mining District "Superfund" Site, which is also known as the Jasper County "Superfund" Site. The site contains lead and zinc mine tailings produced from mining activities that occurred from the 1800s through the mid-1950s in the southwestern portion of Missouri. The PRPs have agreed to perform a Remedial Investigation/Feasibility study at this site. Kellogg Brown & Root's share of the cost of this study is not expected to be material. In addition to the "Superfund" issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At present, Kellogg Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages.
         We  take  a  proactive   approach  in  evaluating  and  addressing  the
environmental impact of sites where we are operating or have maintained operations. As a result we spend money each year assessing and remediating contaminated properties to avoid future liabilities, to comply with legal and regulatory requirements or to respond to claims by third parties.
         Finally, we incur costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. Except for our potential liability at the site described above, we do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         Our accrued liabilities for environmental matters were $30 million as of December 31, 1999 and $29 million as of December 31, 1998. Amounts accrued in 1999 were $6 million and amounts paid out were $5 million.
         Other. We are a party to various other legal proceedings. However, we believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position and results of operations.

Note 10. Income Per Share

Millions of dollars and shares
except per share data                             1999          1998           1997
----------------------------------------------------------------------------------------
Income (loss) before extraordinary item
   and change in accounting method           $      298    $      (15)    $      772
-----------------------------------------------------------------------------------------

Basic weighted average shares                       440           439            431
Effect of common stock equivalents                    3             -              5
-----------------------------------------------------------------------------------------
Diluted weighted average shares                     443           439            436
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Income (loss) per common share before
   extraordinary item and change in
   accounting method:
   Basic                                     $      0.68   $    (0.03)    $     1.79
-----------------------------------------------------------------------------------------
   Diluted                                   $      0.67   $    (0.03)    $     1.77
-----------------------------------------------------------------------------------------

         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted earnings per share are options to purchase 2 million shares of common stock in 1999; 1 million shares in 1998; and 1 million shares in 1997. These options were outstanding during these respective years, but were excluded because the option exercise price was greater than the average market price of the common shares. Also, diluted earnings per share for 1998 excludes 3 million potential common shares which were antidilutive for earnings per share purposes.

Note 11. Special Charges and Credits
         Our special charges and credits consist of various non-recurring transactions resulting from acquisitions, profit initiatives, and industry downturns as set forth below.

1998 SPECIAL CHARGES AND 1999 CREDITS
         The table below summarizes the 1998 pretax expenses for special charges and the accrued amounts utilized and adjusted through December 31, 1999.

                                        Asset                      Facility         Merger
                                       Related     Personnel     Consolidation    Transaction     Other
Millions of dollars                    Charges      Charges         Charges         Charges      Charges      Total
-----------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment
Energy Services Group                $     453     $   157       $       93       $      -       $   18      $  721
Engineering & Construction Group             8          19                8              -            5          40
Dresser Equipment Group                     18           1                2              -            -          21
General corporate                           30          58               23             64           23         198
-----------------------------------------------------------------------------------------------------------------------
Total                                      509         235              126             64           46         980
Utilized in 1998                          (509)        (45)              (3)           (60)          (4)       (621)
-----------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                  -         190              123              4           42         359
Utilized in 1999                             -        (151)             (74)            (3)         (15)       (243)
Adjustments to 1998 charges                  -         (30)             (16)            (1)           -         (47)
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999            $       -     $     9       $       33       $      -       $   27      $   69
-----------------------------------------------------------------------------------------------------------------------

         Our 1998 results of operations reflect special charges totaling $980 million to provide for costs associated with the Dresser Industries, Inc. merger and industry downturn due to declining oil and gas prices. These charges were reflected in the following captions of the consolidated statements of income:

                                              Twelve Months
                                            Ended December 31
                                         ------------------------
Millions of dollars                               1998
-----------------------------------------------------------------
Cost of services                                $     68
Cost of sales                                         25
Special charges                                      887
-----------------------------------------------------------------
Total                                           $    980
-----------------------------------------------------------------

         Most restructuring activities accrued for in the 1998 special charges were completed and expended by the end of 1999. The amounts that remain to be expended relate to severance payments not yet disbursed, sales of facilities to be disposed of, and other actions which may require negotiations with outside parties extending into 2000. From inception through December 31, 1999, we used $328 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at December 31, 1999 is expected to result in future cash outlays of $69 million during 2000. At December 31, 1999, no adjustments or reversals to the remaining accrued special charges are planned.
         During the second quarter of 1999, we reversed $47 million of the 1998 special charge based on our reassessment of total costs to be incurred to complete the actions covered in our special charges. The components of the reversal are as follows:
              o   $30 million in personnel  charges primarily due to a reduction in estimated legal costs associated with employee layoffs, lower than anticipated average severance per person and fewer than expected terminations due to voluntary employee resignations;

              o $16 million in facility consolidation charges due to fewer than initially estimated facility exits, resulting in an estimated $7 million reduction in facilities consolidation costs, combined with other factors including more favorable exit costs than anticipated; and
              o $1 million of the estimated merger transaction costs primarily as a result of lower than previously estimated legal and other professional costs.

Asset Related Charges
         Asset related charges include impairments and write-offs of intangible assets and excess and/or duplicate machinery, equipment, inventory, and capitalized software. Charges also include write-offs and lease cancellation costs related to acquired information technology equipment replaced with our standard common office equipment and exit costs on other leased assets.
         As  a  result  of  the  merger,   Halliburton   Company's  and  Dresser
Industries, Inc.'s completion products operations and formation evaluation businesses have been combined. Excluded is Halliburton's logging-while-drilling business and a portion of our measurement-while-drilling business which were required to be disposed of in connection with the United States Department of Justice consent decree. See Note 2. We recorded impairments based upon anticipated  future  cash  flows  in  accordance  with  Statement  of  Financial
Accounting Standards No. 121. This was based on the change in strategic direction, the outlook for the industry, the decision to standardize equipment product offerings and the expected loss on the disposition of the logging-while-drilling business. The resulting write-downs of excess of cost over net assets acquired and long-lived assets associated with:
              o the directional drilling and formation evaluation businesses acquired in 1993 from Smith International, Inc.;
              o the formation evaluation business acquired in the 1988 acquisition of Gearhart Industries, Inc.; and
              o   Mono Pumps and AVA acquired in 1990 and 1992, are as follows:

                                                                        Excess of   Related
                                                                        Cost Over   Long-Lived
Millions of dollars                                                     Net Assets  Assets      Total
------------------------------------------------------------------------------------------------------------
Drilling operations of pre-merger Halliburton Energy Services            $  125      $  96      $  221
Logging operations of pre-merger Halliburton Energy Services                 51         54         105
Mono Pump industrial and oilfield pump operations of Dresser                 43          -          43
AVA completion products business of Dresser Oil Tools                        34          3          37
Abandonment of a trademark                                                    1          -           1
------------------------------------------------------------------------------------------------------------
Total                                                                    $  254      $ 153      $  407
------------------------------------------------------------------------------------------------------------

         As discussed below, the merger caused management to reevaluate the realizability of excess cost over net assets acquired and related long-lived assets of these product service lines. Each business was considered to be impaired under SFAS No. 121 guidance.
         The overall market assumptions on which the impairment computations were made assumed that 1999 calendar year drilling activity as measured by worldwide rig count would be 1,900 rigs which was up from the 1,700 level in the third quarter of 1998. Rig count for calendar year 2000 and beyond was assumed to increase about 3% per year based upon estimated long-term growth in worldwide demand for oil and gas. These assumptions were based on market data available at the time of the merger.
         In addition to these assumptions, management utilized a 10 year timeframe for future projected cash flows, a discount rate that approximates its average cost of capital, and specific assumptions for the future performance of each product service line. The most significant assumptions are discussed below. In each case, these analyses represented management's best estimate of future results for these product service lines.
         Drilling operations of pre-merger Halliburton Energy Services. Our pre-merger drilling business consisted of logging-while-drilling, measurement-while-drilling and directional drilling services. The majority of the pre-merger logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business were required to be sold under the United States Department of Justice consent decree. We have integrated the remaining drilling business with the Sperry-Sun operations of Dresser. Our strategy focuses generally on operating under the Sperry-Sun name and using Sperry-Sun's superior technology, tools and industry reputation. Our remaining pre-merger drilling assets and technology are being de-emphasized as they wear out or become obsolete. These tools will not be replaced resulting in significant decreases in future cash flows and an impairment of the excess of cost over net assets and related long-lived assets.
         Significant forecast assumptions included a revenue decline in the remaining pre-merger drilling business due to the measurement-while-drilling sale in the first year. Related revenue and operating income over the following ten years were projected to decline due to reduced business opportunities resulting from our shift in focus toward Sperry-Sun's tools and technologies. We determined that there was a $125 million impairment of excess of cost over net assets acquired. In addition, related long-lived asset impairments consisted of $61 million of property and equipment and $14 million of related spare parts, the value of which was estimated using the "held for use" model during the forecast period. An impairment of $3 million was recorded related to property and equipment and $18 million of spare parts using the "held for sale" model sold in accordance with the consent decree with the United States Department of Justice. See Note 2.
         Logging operations of pre-merger Halliburton Energy Services. The merger of Halliburton Company and Dresser Industries, Inc. enabled the acceleration of a formation evaluation strategy. This strategy takes advantage of Sperry-Sun's logging-while-drilling competitive position and reputation for reliability combined with our Magnetic Resonance Imaging Logging technology acquired with the NUMAR acquisition in 1997. Prior to the merger, we were focused on growing the traditional logging business while working toward development of new systems to maximize the Magnetic Resonance Imaging Logging technology. The merger allows us to implement the new strategy and place the traditional logging business in a sustaining mode. This change in focus and strategy will result in a shift of operating cash flows away from our traditional logging business. This creates an impairment of the excess of cost over net assets and related long-lived assets related to our logging business.
         Significant forecast assumptions included revenues decreasing slowly over the ten-year period, reflecting the decline in the traditional logging markets. Operating income initially was forecasted to increase due to cost cutting activity, and then decline as revenue decreased due to the significant fixed costs in this product service line. We calculated $51 million impairment of the excess of cost over net assets acquired. In addition, related long-lived asset impairments consisted of $22 million of property and equipment and $32 million of spare parts which management estimated using the "held for use" model during the forecast period.
         Mono Pump operations of pre-merger Dresser. The amount of the impairment is $43 million, all of which represents excess of cost over net assets acquired associated with the business.
         Our strategy for Mono Pump is to focus primarily on the oilfield business including manufacturing power sections for drilling motors. The prior strategy included emphasis on non-oilfield related applications of their pumping technology and the majority of Mono Pump revenues were related to non-oilfield sales. The change in strategy will result in reduced future cash flows resulting in an impairment of the excess of costs over net assets acquired.
         Significant forecast assumptions included stable revenue for several years and then slowly declining due to decreasing emphasis of industrial market applications. Operating income was forecasted to initially be even with current levels but then decline over the period as revenues declined and fixed costs per unit increased.
         AVA operations of Dresser Oil Tools. The amount of the impairment is $37 million of which $34 million relates to excess of costs over net assets acquired.
         The plan for Dresser's AVA business line (which supplies subsurface safety valves and other completion equipment) is to rationalize product lines which overlap with our pre-existing completion equipment business line. The vast majority of the AVA product lines will be de-emphasized except for supporting the installed base of AVA equipment and specific special order requests from customers. AVA products are generally aimed at the high-end custom completion products market. Our strategy will be to focus on standardized high-end products based upon pre-merger Halliburton designs thus reducing future AVA cash flows and impairing its assets and related excess of costs over net assets acquired.
         Additional asset related charges. Additional asset related charges include:
              o   $37  million for various  excess  fixed  assets as a result of merging similar product lines. We have no future use for these assets and they have been scrapped;

              o $33 million for other assets related to capitalized software, which became redundant with the merger. Major components included redundant computer aided design systems and capitalized costs related to a portion of our enterprise-wide information system abandoned due to changed requirements of the post merger company. The redundant computer aided design systems were in both the Energy Services Group and the Engineering and Construction Group and were immediately abandoned and replaced by superior systems required to meet the needs of the merged company;
              o $26 million for the inventory charge relates to excess inventory as a result of merging similar product lines and/or industry downturn. This included approximately $17 million related to overlapping product lines and excess inventory in the completion products business and $9 million related to various Dresser Equipment Group divisions due to excess inventory related to industry downturn. Inventory that was overlapping due to the merger was segregated and has been scrapped. Inventory reserves were increased to cover the estimated write-down to market for inventory determined to be excess as a result of the industry downturn. The inventory will be used in the future. Any future sales are expected to approximate the new lower carrying value of the inventory;
              o $5 million for the impairment of excess of cost over net assets acquired related to well construction technology that became redundant once the merger was complete due to similar but superior technology offered by Sperry-Sun. This technology will no longer be used as part of our integrated service offerings, thus reducing future cash flows. We will, however, continue to market this technology individually to third parties. An impairment based on a "held for use" model was calculated using a ten-year discounted cash flow model with a discount rate which approximates our average cost of capital; and
              o $1 million write-off of excess of cost over net assets acquired related to the Steamford product line in the Dresser Equipment Group valve and control division. Management made the strategic decision to exit this product line.
         Asset related charges have been reflected as direct reductions of the associated asset balances.

Personnel Charges
         Personnel charges include severance and related costs incurred for announced employee reductions of 10,850 affecting all business segments, corporate and shared service functions. Personnel charges also include personnel costs related to change of control. In June 1999, management revised the planned employee reductions to 10,100 due in large part to higher than anticipated voluntary employee resignations. As of December 31, 1999, terminations of employees, consultants and contract personnel related to the 1998 special charge have been substantially completed. The remaining severance payments will occur as affected projects are completed and facilities are closed.

Facility Consolidation Charges
         Facility consolidation charges include costs to dispose of owned properties or exit leased facilities. As a result of the merger with Dresser and the industry downturn, we recorded a charge for costs to vacate, sell or close excess and redundant service, manufacturing and administrative facilities throughout the world. The majority of these facilities are within the Energy Services Group. Expenses of $126 million included:
              o $85 million write-down of owned facilities for anticipated losses on planned disposals based upon the difference between the assets' net book values and anticipated future net realizable value based upon the "to be disposed of" method;
              o $37 million lease buyout costs or early lease termination cost including:
                  -  estimated costs to buy out leases;
                  - facility refurbishment/restoration expenses as required by the lease in order to exit property;
                  -  sublease differentials, as applicable; and
                  -  related broker/agent fees to negotiate and close buyouts;

              o   $4 million  facility  maintenance  costs to  maintain  vacated facilities between the abandonment date and the expected disposition date. Maintenance costs include lease expense, depreciation, maintenance, utilities, and third party administrative costs.
         Through December 31, 1999, we have vacated 88%, and sold or returned to the owner 63% of the service, manufacturing and administrative facilities related to the 1998 special charge. The majority of the sold, returned or vacated properties are located in North America and have been eliminated from the Energy Services Group. The remaining expenditures will be made as the remaining properties are vacated and sold.

Merger Transaction Charges
         Merger transaction costs include investment banking, filing fees, legal and professional fees and other merger related costs. We estimated our merger transaction costs to be $64 million.

Other Charges
         Other charges of $46 million include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. During 1999, we utilized $15 million in other special charge costs. The balance will be utilized during 2000, in connection with our renegotiations of agency agreements, supplier and other contracts and elimination of other duplicate capabilities.

1997 SPECIAL CHARGES AND CREDITS
         During 1997 our results of operations reflect various non-recurring transactions resulting from acquisitions and restructuring activities incurred by Dresser Industries, Inc., NUMAR Corporation, Landmark Graphics Corporation, and us as follows:

       1997                                                 Merger
     Special         Asset      Personnel    Facility     Transaction
     Charges        Charges      Charges      Charges        Costs         Other        Total
  -----------------------------------------------------------------------------------------------
  Charges           $   32        $   6       $   11       $    9        $   (42)     $    16
  Utilized             (32)          (6)          (5)          (9)            42          (10)
  -----------------------------------------------------------------------------------------------
  12/31/97          $    -        $   -       $    6       $    -        $     -      $     6
  Utilized               -            -           (6)           -              -           (6)
  -----------------------------------------------------------------------------------------------
  12/31/98          $    -        $   -       $    -       $    -        $     -      $     -
  -----------------------------------------------------------------------------------------------

The above charges were reflected in the following captions of the consolidated statements of income:

                                                  Twelve months ended
Millions of dollars                                December 31, 1997
------------------------------------------------------------------------
Equity in earnings of unconsolidated affiliates        $    5
Cost of sales                                               5
Special charges and credits                                 6
------------------------------------------------------------------------
Total                                                  $   16
------------------------------------------------------------------------

         Net special charges for 1997 of $16 million related to various acquisition and restructuring activities consisted of the following:
              o other credits include a $42 million pretax gain paid to Dresser by Shaw Industries as consideration to terminate a call option provision held by Dresser under the Bredero-Shaw pipe-coating joint venture agreement;
              o $13 million for restructuring activities at Dresser-Rand to close a European manufacturing facility and discontinue a product line along with associated support locations. The total includes $7 million of asset related charges and $6 million in facility related charges;
              o facility charges include $5 million for our 49% share of a facility restructuring at Ingersoll-Dresser Pump, a joint venture accounted for on the equity basis;

              o   asset charges, including:
                  -  $6 million  write-off of  an investment  in  an oil and gas
                     field   in  the  former   Soviet  Union  which  was  deemed
                     worthless;
                  - $6 million write-off of excess of cost over net assets acquired associated with a United Kingdom manufacturing operation which was substantially reduced in scope; and
                  -  $13  million  loss  on  the  sale  of  specific  assets  of
                     Dresser's SubSea operation to Global Industries,  Ltd.
              o   merger  transaction costs  include $9  million of professional fees associated with the acquisition of NUMAR; and
              o personnel charges include a $6 million charge for negotiated early retirement incentives for two Dresser executives.
Additionally, we recorded our share of personnel reduction charges of $30 million during the two-month period ended December 31, 1997 to reduce employment levels by approximately 1,000 at Dresser-Rand and Ingersoll-Dresser Pump. The $30 million of personnel reduction charges is comprised of $23 million for Dresser-Rand and $7 million for Ingersoll-Dresser Pump. These costs have been recorded in the consolidated statements of shareholders' equity as part of conforming the fiscal year of Dresser to our calendar year. See Note 2.

Note 12. Change in Accounting Method
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after-tax or $0.04 per diluted share. The components of the $30 million pretax cost, all contained within the Energy Services Group, that were previously deferred include:
              o $23 million for mobilization costs associated with specific contracts and for installation of offshore cementing equipment onto third party marine drilling rigs or vessels; and
              o $7 million for costs incurred opening a new manufacturing facility in the United Kingdom.

Note 13. Income Taxes
         The components of the (provision) benefit for income taxes are:

Millions of dollars                                             1999        1998        1997
------------------------------------------------------------------------------------------------
Current income taxes
    Federal                                                 $      85   $    (302)   $    (167)
    Foreign                                                      (110)       (228)        (306)
    State                                                          (1)         (8)         (16)
------------------------------------------------------------------------------------------------
         Total                                                    (26)       (538)        (489)
------------------------------------------------------------------------------------------------
Deferred income taxes
    Federal                                                      (174)        292            5
    Foreign and state                                             (14)          1           (8)
------------------------------------------------------------------------------------------------
         Total                                                   (188)        293           (3)
------------------------------------------------------------------------------------------------
         Subtotal                                           $    (214)  $    (245)   $    (492)
------------------------------------------------------------------------------------------------
Provision for extraordinary gain                                  (94)          -            -
Benefit for change in accounting method                            11           -            -
------------------------------------------------------------------------------------------------
         Total                                              $    (297)  $    (245)   $    (492)
------------------------------------------------------------------------------------------------

         Included in federal income taxes are foreign tax credits of $80 million in 1999, $182 million in 1998 and $154 million in 1997. The United States and foreign components of income (loss) before income taxes and minority interests are as follows:

Millions of dollars                                             1999        1998        1997
------------------------------------------------------------------------------------------------
United States                                               $     257   $    (306)   $     737
Foreign                                                           298         585          576
------------------------------------------------------------------------------------------------
    Total                                                   $     555   $     279    $   1,313
------------------------------------------------------------------------------------------------

         The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

Millions of dollars                                             1999       1998
----------------------------------------------------------------------------------
Gross deferred tax assets
      Employee benefit plans                                $    250    $   315
      Special charges                                             25        135
      Accrued liabilities                                        116        113
      Insurance accruals                                          98         77
      Construction contract accounting methods                    98         93
      Inventory                                                   31         42
      Intercompany profit                                         26         39
      Net operating loss carryforwards                            34         38
      Intangibles                                                 28         27
      Basis in joint ventures                                     92         66
      Alternative minimum tax carryforward                         7         15
      All other                                                   81         60
----------------------------------------------------------------------------------
          Total                                                  886      1,020
----------------------------------------------------------------------------------
Gross deferred tax liabilities
      Depreciation and amortization                              135         85
      Unrepatriated foreign earnings                              29         26
      Safe harbor leases                                          10         10
      All other                                                   99        100
----------------------------------------------------------------------------------
          Total                                                  273        221
----------------------------------------------------------------------------------
Valuation allowances
      Net operating loss carryforwards                            31         26
      All other                                                    1          4
----------------------------------------------------------------------------------
          Total                                                   32         30
----------------------------------------------------------------------------------
Net deferred income tax asset                               $    581    $   769
----------------------------------------------------------------------------------

         We have accrued for the potential repatriation of undistributed earnings of our foreign subsidiaries and consider earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
         We have net operating loss carryforwards which expire as follows: 2000 through 2004, $34 million; 2004 through 2009, $4 million. We also have net operating loss carryforwards of $54 million with indefinite expiration dates. Reconciliations between the actual provision for income taxes and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

Millions of dollars                                             1999        1998         1997
------------------------------------------------------------------------------------------------
Provision computed at statutory rate                        $    (194)  $     (98)   $    (460)
Reductions (increases) in taxes resulting from:
    Tax differentials on foreign earnings                         (16)        (20)          (4)
    State income taxes, net of federal income tax benefit          (1)         (8)         (12)
    Special charges                                                 -        (109)          (3)
    Nondeductible goodwill                                        (10)        (12)         (12)
    Other items, net                                                7           2           (1)
------------------------------------------------------------------------------------------------
       Subtotal                                             $    (214)  $    (245)   $    (492)
Provision for extraordinary gain                                  (94)          -            -
Benefit for change in accounting method                            11           -            -
------------------------------------------------------------------------------------------------
       Total                                                $    (297)  $    (245)   $    (492)
------------------------------------------------------------------------------------------------

Note 14. Common Stock
         On June 25, 1998, our shareholders voted to increase the number of authorized shares from 400.0 million to 600.0 million.
         On May 20, 1997, our shareholders voted to increase the number of authorized shares from 200.0 million shares to 400.0 million shares. On June 9, 1997, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend distributed on July 21, 1997 to shareholders of record on June 26, 1997. The par value of the common stock of $2.50 per share remained unchanged. As a result of the stock split, $556 million was transferred from paid-in capital in excess of par value to common stock. Historical share and per share amounts prior to 1997 presented in our annual report have been restated to reflect the stock split.
         Our 1993 Stock and Long-Term Incentive Plan provides for the grant of any or all of the following types of awards:
              o stock options, including incentive stock options and non-qualified stock options;
              o stock appreciation rights, in tandem with stock options or freestanding;
              o   restricted stock;
              o   performance share awards; and
              o   stock value equivalent awards.
Under the terms of the 1993 Stock and Long-Term Incentive Plan as amended, 27.0 million shares of common stock have been reserved for issuance to key employees. At December 31, 1999, 6.9 million shares were available for future grants under the 1993 Stock and Long-Term Incentive Plan.
         In connection with the acquisitions of Dresser in 1998 and NUMAR in 1997 (see Note 2), we assumed the outstanding stock options under the stock option plans maintained by Dresser and NUMAR. Stock option transactions summarized below include amounts for:
              o   the 1993 Stock and Long-Term Incentive Plan;
              o the Dresser plans using the acquisition exchange rate of 1 share for each Dresser share; and
              o the NUMAR plans using the acquisition exchange rate of 0.9664 shares for each NUMAR share.
The period from December 1997 to December 1998 includes Dresser activities from its fiscal year-end of October 1997 to December 1997 in order to conform Dresser's fiscal year-end to our calendar year-end.

                                           Number of          Exercise          Weighted Average
                                             Shares           Price per          Exercise Price
Stock Options                            (in millions)          Share              per Share
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996               13.4        $  3.49 - 29.73         $  21.77
---------------------------------------------------------------------------------------------------
  Options assumed in acquisition                0.9           3.10 - 22.12            12.22
  Granted                                       2.2          30.69 - 61.50            46.18

  Exercised                                    (3.7)          3.10 - 29.56            17.95
  Forfeited                                    (0.4)          9.15 - 39.88            22.69
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997               12.4        $  3.10 - 61.50         $  26.55
---------------------------------------------------------------------------------------------------
  Granted                                       4.2          26.19 - 46.50            33.07
  Exercised                                    (2.4)          3.10 - 37.88            20.84
  Forfeited                                    (0.4)          5.40 - 54.50            33.64
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998               13.8        $  3.10 - 61.50         $  29.37
---------------------------------------------------------------------------------------------------
  Granted                                       5.6          28.50 - 48.31            36.46
  Exercised                                    (1.7)          3.10 - 54.50            24.51
  Forfeited                                    (0.6)          8.28 - 54.50            35.61
---------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999               17.1        $  3.10 - 61.50         $  32.03
---------------------------------------------------------------------------------------------------

         Options outstanding at December 31, 1999 are composed of the following:

                                          Outstanding                                 Exercisable
                         -----------------------------------------------    --------------------------------
                                            Weighted
                                            Average          Weighted                            Weighted
                            Number of       Remaining        Average          Number of          Average
       Range of               Shares        Contractual      Exercise           Shares           Exercise
    Exercise Prices       (in millions)        Life           Price         (in millions)         Price
------------------------------------------------------------------------------------------------------------
  $  3.10 - 28.13               6.2             6.3         $  22.82               4.9          $  21.49
    28.50 - 36.81               4.4             7.6            30.39               2.6             30.84
    37.06 - 39.50               4.9             9.3            39.32               1.0             38.74
    39.63 - 61.50               1.6             7.6            49.93               1.0             50.21
------------------------------------------------------------------------------------------------------------
  $  3.10 - 61.50              17.1             7.6         $  32.03               9.5          $  28.96
------------------------------------------------------------------------------------------------------------

         There were 7.8  million  options  exercisable  with a weighted  average exercise price of $25.72 at December 31, 1998, and 6.9 million options exercisable with a weighted average exercise price of $21.17 at December 31, 1997.
         All stock options under the 1993 Stock and Long-Term Incentive Plan, including options granted to employees of Dresser and NUMAR since the acquisition of these companies, are granted at the fair market value of the common stock at the grant date.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                                   Assumptions                                 Weighted Average
                       ---------------------------------------------------------------------
                          Risk-Free         Expected          Expected         Expected         Fair Value of
                        Interest Rate    Dividend Yield    Life (in years)    Volatility       Options Granted
------------------------------------------------------------------------------------------------------------------
1999                        5.8%              1.3%               5               56.0%             $  19.77
1998                     4.3 - 5.3%        1.2 - 2.7%         5 - 6.5         20.1 - 38.0%         $  11.63
1997                     6.0 - 6.4%        1.0 - 2.7%         5 - 6.5         22.8 - 43.3%         $  17.29
------------------------------------------------------------------------------------------------------------------

         Stock options generally expire ten years from the grant date. Stock options vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date.
         We account for the option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Compensation cost for the stock option programs calculated consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is set forth on a pro forma basis below:

Millions of dollars,
except per share data               1999         1998         1997
-----------------------------------------------------------------------
Net income:
   As reported                  $   438        $  (15)      $   772
   Pro forma                        406           (43)          750
-----------------------------------------------------------------------
Diluted earnings per share:
   As reported                  $  0.99        $(0.03)      $  1.77
   Pro forma                       0.92         (0.10)         1.72
-----------------------------------------------------------------------

         Restricted shares awarded under the 1993 Stock and Long-Term Incentive Plan for 1999, 1998 and 1997 were 352,267 and 414,510 and 515,650, respectively.
The shares awarded are net of forfeitures of 72,483; 136,540; and 34,900 shares in 1999, 1998 and 1997, respectively. The weighted average fair market value per share at the date of grant of shares granted in 1999, 1998 and 1997 was $43.41, $34.77 and $45.29, respectively.
         Our Restricted Stock Plan for Non-Employee Directors allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. We reserved 100,000 shares of common stock for issuance to non-employee directors. We issued 4,800; 3,200; and 3,200 restricted shares in 1999, 1998 and 1997, respectively, under this plan. At December 31, 1999, 25,200 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted in 1999, 1998 and 1997 was $43.33, $36.31 and $46.06,
respectively.
         Our Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 1999, 160,300 shares (net of 36,700 shares forfeited) have been issued. Forfeitures were 8,400; 1,900; and 14,600 in 1999, 1998 and 1997, respectively, and no further grants are being made under this plan.
         Under the terms of our Career Executive Incentive Stock Plan, 15.0 million shares of our common stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 1999, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
         Restricted shares issued under the 1993 Stock and Long-Term Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding ten years. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 1999, the unamortized amount is $51 million. Compensation costs recognized in income for 1999, 1998 and 1997 were $11 million, $8 million and $7 million, respectively.

Note 15. Series A Junior Participating Preferred Stock
         We previously declared a dividend of one preferred stock purchase right on each outstanding share of common stock. The dividend is also applicable to each share of our common stock that was issued subsequent to adoption of the Rights Agreement entered into with ChaseMellon Shareholder Services, L.L.C. Each preferred stock purchase right entitles its holder to buy one two-hundredth of a share of our Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75. These preferred stock purchase rights are subject to antidilution adjustments, which are described in the Rights Agreement entered into with ChaseMellon. The preferred stock purchase rights do not have any voting rights and are not entitled to dividends.

         The preferred stock purchase rights become exercisable in limited circumstances involving a potential business combination. After the preferred stock purchase rights become exercisable, each preferred stock purchase right will entitle its holder to an amount of our common stock, or in some circumstances, securities of the acquirer, having a total market value equal to two times the exercise price of the preferred stock purchase right. The preferred stock purchase rights are redeemable at our option at any time before they become exercisable. The preferred stock purchase rights expire on December 15, 2005. No event during 1999 made the preferred stock purchase rights exercisable.

Note 16. Financial Instruments and Risk Management
         Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash flows resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.
         We hedge our currency exposure through the use of currency derivative instruments. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to hedge identifiable foreign currency commitments. Losses of $6 million for identifiable foreign currency commitments were deferred at December 31, 1999. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to hedge foreign currency commitments with an indeterminable maturity date. None of the forward or option contracts are exchange traded.
         While hedging instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being hedged. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates. The notional amounts of open forward contracts and options were $393 million and $596 million at year-end 1999 and 1998, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. We actively monitor our foreign currency exposure and adjust the amounts hedged as appropriate.
         Exposures to some currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.
         Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high quality securities with various investment institutions. We derive the majority of our revenues from sales and services to, including engineering and construction for, the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.
         There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to our derivative contracts. We select counterparties based on creditworthiness, which we continually monitor, and on the counterparties' ability to perform their obligations under the terms of the transactions. We do not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings. Therefore, we consider the credit risk associated with our derivative contracts to be minimal.
         Fair value of financial instruments. The estimated fair value of long-term debt at year-end 1999 and 1998 was $1,352 million and $1,578 million, respectively, as compared to the carrying amount of $1,364 million at year-end 1999 and $1,429 million at year-end 1998. The fair value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt and restricted cash (see Note 7) approximates fair value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable and accounts payable, as reflected in the consolidated balance sheets approximates fair value due to the short maturities of these instruments. The fair value of currency derivative instruments, which generally approximates their carrying amount based upon third party quotes, was $6 million receivable and $5 million payable at December 31, 1999.

Note 17. Retirement Plans
         Our company and subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pre-tax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $146 million, $152 million, and $213 million in 1999, 1998 and 1997, respectively. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation.

                                                              1999                                 1998
                                                -----------------------------------  ----------------------------------
Millions of dollars                              United States    International      United States    International
-----------------------------------------------------------------------------------  ----------------------------------
Change in benefit obligation
Benefit obligation at beginning of year         $       430      $      1,716        $       377     $       1,570
Service cost                                              7                66                  5                57
Interest cost                                            30                96                 27               111
Plan participants' contributions                          -                15                  -                14
Effect of business combinations                           -                 -                  -                21
Amendments                                                5                11                 14                 -
Settlements/curtailments                                 (3)                -                 (2)               (9)
Currency fluctuations                                     -               (44)                 -                (2)
Actuarial gain/(loss)                                    (3)              (60)                38                (5)
Benefits paid                                           (53)              (53)               (29)              (41)
-----------------------------------------------------------------------------------  ----------------------------------
Benefit obligation at end of year               $       413      $      1,747        $       430     $       1,716
-----------------------------------------------------------------------------------  ----------------------------------

Change in plan assets
Fair value of plan assets at beginning of year  $       445      $      1,817        $       421     $       1,775
Actual return on plan assets                             65               376                 39                28
Employer contribution                                    22                26                 17                25
Settlements                                             (13)                -                 (3)                -
Plan participants' contributions                          -                15                  -                14
Effect of business combinations                           -                 -                  -                21
Currency fluctuations                                     -               (47)                 -                (5)
Benefits paid                                           (53)              (53)               (29)              (41)
-----------------------------------------------------------------------------------  ----------------------------------
Fair value of plan assets at end of year        $       466      $      2,134        $       445     $       1,817
-----------------------------------------------------------------------------------  ----------------------------------

Funded status                                   $        53      $        387        $        15     $         101
Unrecognized transition obligation                        -                (6)                 3                (8)
Unrecognized actuarial (gain)/loss                      (31)             (275)                 5                10
Unrecognized prior service cost                           7               (41)                 1               (68)
-----------------------------------------------------------------------------------  ----------------------------------
Net amount recognized                           $        29      $         65        $        24     $          35
-----------------------------------------------------------------------------------  ----------------------------------

         We recognized an additional minimum pension liability for the underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.

                                                              1999                                 1998
                                                -----------------------------------  ----------------------------------
Millions of dollars                              United States    International      United States    International
-----------------------------------------------------------------------------------  ----------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Prepaid benefit cost                            $        43      $         98        $        31     $          68
Accrued benefit liability                               (38)              (40)               (34)              (33)
Intangible asset                                         11                 1                 17                 -
Deferred tax asset                                        -                 -                  4                 -
Accumulated other comprehensive income                   13                 6                  6                 1
----------------------------------------------------------------------------------  ----------------------------------
Net amount recognized                           $        29      $         65        $        24     $          36
----------------------------------------------------------------------------------  ----------------------------------

         Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Weighted-average assumptions as of December 31                      1999               1998               1997
----------------------------------------------------------------------------------------------------------------------
Expected return on plan assets:
   United States plans                                              9.0%           8.5% to 9.0%       8.5% to 9.0%
   International plans                                          7.25% to 8.0%      7.0% to 11.0%      7.0% to 13.5%
Discount rate:
   United States plans                                              7.5%           7.25% to 8.0%      7.25% to 8.0%
   International plans                                          2.5% to 7.5%       2.0% to 12.5%      7.0% to 12.5%
Rate of compensation increase:
   United States plans                                          4.5% to 5.0%       4.5% to 5.0%       4.0% to 5.5%
   International plans                                          1.0% to 10.5%      2.0% to 11.0%      4.0% to 11.0%
----------------------------------------------------------------------------------------------------------------------

                                               1999                     1998                     1997
                                     ------------------------- ------------------------ ------------------------
                                       United                    United                   United
Millions of dollars                    States   International    States  International    States  International
----------------------------------------------------------------------------------------------------------------
Components of net periodic
benefit cost
Service cost                            $   7      $   66         $  5       $   57       $   8      $    45
Interest cost                              30          96           27          111          29          103
Expected return on plan assets            (33)       (145)         (30)        (123)        (31)        (128)
Transition amount                           1          (2)           1           (2)         (1)          (2)
Amortization of prior service cost         (2)         (7)          (4)          (7)         (1)          (7)
Settlements/curtailments loss/(gain)       14           -           (4)          (2)          -            -
Recognized actuarial (gain)/loss           (1)        (11)           -            -           -           (2)
----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost               $  16      $   (3)        $ (5)      $   34       $   4      $     9
----------------------------------------------------------------------------------------------------------------

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $205 million, $199 million, and $183 million, respectively, as of December 31, 1999. They were $201 million, $193 million, and $123 million, respectively, as of December 31, 1998.
         Postretirement medical plan. We offer postretirement medical plans to specific eligible employees. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution and participants' contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.

         Other postretirement medical plans are contributory but we generally absorb the majority of the costs. We may elect to adjust the amount of our contributions for these plans. As a result, the expected future health care cost inflation rate affects the accumulated postretirement benefit obligation amount. These plans have assumed health care trend rates (weighted based on the current year benefit obligation) for 1999 of 7.0% which are expected to decline to 5.5% by 2002.
         During 1997, we adopted amendments to eliminate some of the postretirement medical benefit programs. These amendments resulted in a curtailment gain of $11 million.

Millions of dollars                                                  1999                1998
-----------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                      $       403        $         373
Service cost                                                           5                    4
Interest cost                                                         28                   28
Plan participants' contributions                                       8                   12
Amendments                                                             1                   (5)
Settlements/curtailments                                              (1)                  (6)
Actuarial gain/(loss)                                                (15)                  37
Benefits paid                                                        (37)                 (40)
-----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                            $       392        $         403
-----------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year               $         -        $           -
Employer contribution                                                 29                   28
Plan participants' contributions                                       8                   12
Benefits paid                                                        (37)                 (40)
-----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                     $         -        $           -
-----------------------------------------------------------------------------------------------------

Funded status                                                $      (392)       $        (403)
Employer contribution                                                  1                    -
Unrecognized actuarial (gain)/loss                                   (72)                 (66)
Unrecognized prior service cost                                      (98)                (146)
-----------------------------------------------------------------------------------------------------
Net amount recognized                                        $      (561)       $        (615)
-----------------------------------------------------------------------------------------------------

Millions of dollars                                                  1999                1998
-----------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
balance sheets consist of:
Accrued benefit liability                                    $      (561)       $        (615)
-----------------------------------------------------------------------------------------------------
Net amount recognized                                        $      (561)       $        (615)
-----------------------------------------------------------------------------------------------------

Weighted-average assumptions as of December 31                       1999                1998                1997
--------------------------------------------------------------------------------------------------------------------------
Discount rate                                                        7.50%           7.0% to 8.0%        7.25% to 8.0%
Expected return on plan assets                                        N/A                N/A                  N/A
Rate of compensation increase                                        5.0%                5.0%                5.0%
--------------------------------------------------------------------------------------------------------------------------

Millions of dollars                                                  1999                1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                                 $         5        $           4       $            5
Interest cost                                                         28                   28                   29
Amortization of prior service cost                                    (9)                 (10)                 (10)
Settlements/curtailments loss/(gain)                                  (2)                   -                  (11)
Recognized actuarial (gain)/loss                                      (5)                  (8)                  (9)
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                    $        17        $          14       $            4
--------------------------------------------------------------------------------------------------------------------------

         Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                       1-Percentage-Point
                                                          ---------------------------------------------
Millions of dollars                                              Increase             (Decrease)
-------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components          $  3                 $  (3)
Effect on the postretirement benefit obligation                    28                   (26)
-------------------------------------------------------------------------------------------------------

Note 18. Subsequent Events
         On February 2, 2000 we completed the sale of our 51% interest in Dresser-Rand to our joint venture partner, Ingersoll-Rand Company, for a price of approximately $579 million. The sale was made based upon elections triggered by Ingersoll-Rand. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in an estimated after-tax extraordinary gain of $215 million or $0.48 per diluted share in the first quarter of 2000. The proceeds from this sale, along with $378 million collected on January 14, 2000 for the note related to the December 30, 1999 sale of Ingersoll-Dresser Pump, were used to reduce short-term borrowings and for other general corporate purposes. See Note 2.
         In February 2000, our offer to acquire the approximately 74% shares of PES (International) Ltd. that we did not already own was accepted by PES shareholders. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To buy the remaining 74% shares of PES, we will issue 1.2 million shares of Halliburton common stock and rights for additional consideration between 850,000 to 2.1 million shares of Halliburton common stock over the next 30 to 36 months. We expect to record an estimated $120 million of goodwill which will be amortized over 20 years. PES is part of the Energy Services Group.

                               Halliburton Company
                             Selected Financial Data

We have restated our prior year information for the merger of Dresser Industries, Inc. Beginning in 1998, we changed Dresser's year-end of October 31 to our calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with our information on a calendar year-end basis.

                                                                             Years ended December 31
Millions of dollars and shares                 ------------------------------------------------------------------------------------
except per share and employee data                   1999             1998            1997            1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                      $    6,999       $   9,009         $   8,505       $    6,515      $    5,308
    Engineering and Construction Group              5,314           5,495             4,993            4,721           3,737
    Dresser Equipment Group                         2,585           2,849             2,774            2,711           2,467
-----------------------------------------------------------------------------------------------------------------------------------
        Total revenues                         $   14,898       $  17,353         $  16,272       $   13,947      $   11,512
-----------------------------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                      $      222       $     971         $   1,019       $      698      $      544
    Engineering and Construction Group                203             237               219              134              97
    Dresser Equipment Group                           249             248               248              229             201
    Special charges and credits (a)                    47            (980)              (16)             (86)             (8)
    General corporate                                 (71)            (79)              (71)             (72)            (71)
-----------------------------------------------------------------------------------------------------------------------------------
        Total operating income  (a)                   650             397             1,399              903             763
Nonoperating income (expense), net (b)                (95)           (118)              (86)             (72)            (33)
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest         555             279             1,313              831             730
Provision for income taxes (c)                       (214)           (245)             (492)            (248)           (247)
Minority interest in net income of
    consolidated subsidiaries                         (43)            (49)              (49)             (25)            (21)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations       $      298       $     (15)        $     772       $      558      $      462
-----------------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
   Continuing operations                       $     0.68       $    (0.03)       $      1.79     $    1.30       $     1.07
   Net income (loss)                                 1.00            (0.03)              1.79          1.30             0.88
Diluted income (loss) per common share
   Continuing operations                             0.67            (0.03)              1.77          1.29             1.07
   Net income (loss)                                 0.99            (0.03)              1.77          1.29             0.88
Cash dividends per share (d), (e)                    0.50             0.50               0.50          0.50             0.50
Return on average shareholders' equity              10.49%           (0.35%)            19.17%        15.25%           10.43%
-----------------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                            $    2,329       $    2,129       $    1,985      $     1,501      $    1,477
Total assets                                       10,728           11,066           10,704            9,587           8,569
Property, plant and equipment, net                  2,791             2,896           2,766            2,554           2,285
Long-term debt (including current maturities)       1,364             1,429           1,304              958             667
Shareholders' equity                                4,287             4,061           4,317            3,741           3,577
Total capitalization                                6,600             6,005           5,672            4,830           4,378
Shareholders' equity per share (d)                   9.69              9.23            9.86             8.78            8.29
Average common shares outstanding (basic) (d)         440               439             431              429             431
Average common shares outstanding (diluted) (d)       443               439             436              432             432
-----------------------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities           $      233       $     454        $      833        $    864       $    1,095
Cash flows from investing activities                 (159)           (846)             (873)           (759)            (837)
Cash flows from financing activities                  184             254               (21)           (148)            (721)
Capital expenditures                                 (593)           (914)             (880)           (731)            (592)
Long-term borrowings (repayments), net                (61)            123               285             287             (482)
Depreciation and amortization expense                 599             587               564             498              466
Payroll and employee benefits                      (5,647)         (5,880)           (5,479)         (4,674)          (4,188)
Number of employees (f)                           103,000         107,800           102,000          93,000           89,800
-----------------------------------------------------------------------------------------------------------------------------------

                               Halliburton Company
                             Selected Financial Data

We have restated our prior year information for the merger of Dresser Industries, Inc. Beginning in 1998, we changed Dresser's year-end of October 31 to our calendar year-end. Periods through December 1997 contain Dresser's information on a fiscal year-end basis combined with our information on a calendar year-end basis.

                                                                       Years ended December 31
Millions of dollars and shares               -----------------------------------------------------------------------------
except per share and employee data                 1994         1993             1992             1991           1990
--------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                    $    4,978    $    5,470       $    5,038       $    5,156     $    4,895
    Engineering and Construction Group            3,562         3,675            4,410            4,721          4,597
    Dresser Equipment Group                       2,452         2,282            1,660            1,760          1,622
---------------------------------------------------------------------------------------------------------------------------
        Total revenues                       $   10,992    $   11,427       $   11,108       $   11,637     $   11,114
---------------------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                    $      406    $      414       $      303       $      378     $      473
    Engineering and Construction Group               71            76               32               48             51
    Dresser Equipment Group                         198           208              169              164            155
    Special charges and credits (a)                 (25)         (427)            (343)            (145)             -
    General corporate                               (56)          (63)             (58)             (56)           (49)
---------------------------------------------------------------------------------------------------------------------------
        Total operating income (a)                  594           208              103              389            630
Nonoperating income (expense), net (b)              323           (64)             (61)             (21)            12
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority                917           144               42              368            642
interest
Provision for income taxes                         (347)          (96)             (78)            (182)          (269)
Minority interest in net income of
    consolidated subsidiaries                       (33)          (42)              (9)             (19)           (17)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations     $      537    $        6       $      (45)      $      167     $      356
---------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
   Continuing operations                     $    1.25     $     0.01       $    (0.11)      $     0.41     $     0.89
   Net income (loss)                              1.26          (0.04)           (1.18)            0.45           1.11
Diluted income (loss) per common share
   Continuing operations                          1.24           0.01            (0.11)            0.41           0.89
   Net income (loss)                              1.26          (0.04)           (1.18)            0.45           1.11
Cash dividends per share (d), (e)                 0.50           0.50             0.50             0.50           0.50
Return on average shareholders' equity           15.47%         (0.45%)         (12.75%)           4.15%         10.29%
---------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                          $    2,197    $     1,563      $     1,423      $    1,775     $    1,906
Total assets                                      8,521          8,764            8,087           8,266          7,813
Property, plant and equipment, net                2,047          2,155            2,128           1,892          1,767
Long-term debt (including current maturities)     1,120          1,131              873             928            612
Shareholders' equity                              3,723          3,296            3,277           4,315          4,426
Total capitalization                              4,906          4,748            4,180           5,267          5,063
Shareholders' equity per share (d), (e)            8.63           7.70             7.99           10.61          11.03
Average common shares outstanding (basic) (d)       431            422              408             405            398
Average common shares outstanding (diluted) (d)     432            422              409             406            398
---------------------------------------------------------------------------------------------------------------------------
Other financial data
Cash flows from operating activities         $      793    $       468      $       625      $      595     $      438
Cash flows from investing activities                529           (818)            (313)           (910)          (729)
Cash flows from financing activities               (645)           331             (398)            244             36
Capital expenditures                               (432)          (464)            (458)           (634)          (495)
Long-term borrowings (repayments), net             (121)           192             (187)            460             83
Depreciation and amortization expense               488            672              516             441            376
Payroll and employee benefits                    (4,222)        (4,429)          (4,590)         (4,661)        (4,415)
Number of employees (f)                          86,500         90,500           96,400         104,500        109,700
---------------------------------------------------------------------------------------------------------------------------



 (a) Operating income includes the following special charges and credits:

     1999 - $47 million: reversal of a portion of the 1998 special charges.

     1998 - $980 million: asset related charges ($509 million), personnel reductions ($235 million), facility consolidations ($126 million), merger transaction costs ($64 million), and other related costs ($46 million).

     1997 - $16 million: merger costs ($9 million), restructuring of joint ventures ($18 million), write-downs on impaired assets and early retirement incentives ($19 million), losses from the sale of assets ($12 million), and gain on extension of joint venture ($42 million).

     1996 - $86 million: merger costs ($13 million), restructuring, merger and severance costs ($62 million), and write-off of acquired in-process research and development costs ($11 million).

     1995 - $8 million: restructuring costs ($5 million) and write-off of acquired in-process research and development costs ($3 million).

     1994 - $25 million: merger costs ($27 million), restructuring costs ($6 million), litigation ($10 million), and litigation and insurance recoveries ($18 million).

     1993 - $427 million: loss on sale of business ($322 million), merger costs ($31 million), restructuring ($13 million), litigation ($65 million), and gain on curtailment of medical plan ($4 million).

     1992 - $343 million: merger costs ($273 million) and restructuring and severance ($70 million).

     1991 - $145 million: restructuring ($124 million) and loss on sale of business ($21 million).

(b) Nonoperating income in 1994 includes a gain of $276 million from the sale of an interest in Western Atlas International, Inc. and a gain of $102 million from the sale of our natural gas compression business.

(c) Provision for income taxes in 1996 includes tax benefits of $44 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

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

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)


                                                                              Quarter
                                                      --------------------------------------------------------
Millions of dollars except per share data                First         Second         Third         Fourth          Year
------------------------------------------------------------------------------------------------------------------------------
1999
Revenues                                              $    3,924     $   3,670     $    3,533     $   3,771      $  14,898
Operating income (1)                                         152           196            114           188            650
Income before extraordinary gain and
   accounting change                                          81            83             58            76            298
   Extraordinary gain, net
      (See Note 2)                                             -             -              -           159            159
   Effect of accounting change, net
      (See Note 12)                                          (19)            -              -             -            (19)
Net income                                                    62            83             58           235            438
Earnings per share:
   Basic net income (loss) per common share:
      Before extraordinary gain and
         accounting change                                  0.18          0.19           0.13          0.17           0.68
      Extraordinary gain, net                                  -             -              -          0.36           0.36
      Effect of accounting change, net                     (0.04)            -              -             -          (0.04)
      Net income                                            0.14          0.19           0.13          0.53           1.00
   Diluted net income (loss) per common share:
      Before extraordinary gain and
         accounting change                                  0.18          0.19           0.13          0.17           0.67
      Extraordinary gain, net                                  -             -              -          0.36           0.36
      Effect of accounting change, net                     (0.04)            -              -             -          (0.04)
      Net income                                            0.14          0.19           0.13          0.53           0.99
Cash dividends paid per share                              0.125         0.125          0.125         0.125           0.50
Common stock prices (2)
   High                                                    41.19         47.94          51.44         44.13          51.44
   Low                                                     28.25         35.00          39.06         33.88          28.25
------------------------------------------------------------------------------------------------------------------------------
1998 (3)
Revenues                                              $    4,255     $   4,585    $     4,224    $    4,289     $   17,353
Operating income (loss)                                      361           436           (577)          177            397
Net income (loss) (4), (5)                                   203           243           (527)           66            (15)
Earnings per share:
   Basic net income (loss) per common share (4), (5)        0.46          0.55          (1.20)         0.15          (0.03)
   Diluted net income (loss) per common share (4), (5)      0.46          0.55          (1.20)         0.15          (0.03)
Cash dividends paid per share (6)                          0.125         0.125          0.125         0.125           0.50
Common stock prices (2), (6)
    High                                                   52.44         56.63          45.00         38.56          56.63
    Low                                                    42.38         42.06          26.25         26.19          26.19
------------------------------------------------------------------------------------------------------------------------------


(1) Includes pretax special charge credit of $47 million ($32 million after tax or $0.07 per diluted share) in the second quarter of 1999.
(2) New York Stock Exchange - composite transactions high and low closing price.
(3) Amounts for revenues, operating income, net income, and earnings per share have been restated to reflect the merger with Dresser which was accounted for using the pooling of interests method of accounting for business combinations.
(4) Includes pretax special charges of $945 million ($722 million after tax or $1.64 per diluted share) in the third quarter of 1998.
(5) Includes pretax special charges of $35 million ($24 million after tax or $0.05 per diluted share) in the fourth quarter of 1998.
(6) Represents Halliburton Company amounts prior to the merger with Dresser.

PART III

Item 10. Directors and Executive Officers of Registrant.
         The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2000, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 9 and 10 of this annual report.

Item 11. Executive Compensation.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2000, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plans," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2000, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2000, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
         Not applicable.

Item 13. Certain Relationships and Related Transactions.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2000, under the caption "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.     Financial Statements:
             The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II,
             Item 8, are included on pages 27 through 64 of this  annual report.
             See index on page 12.

      2.     Financial Statement Schedules:                            Page No.

             Report on supplemental schedule of Arthur Andersen LLP      76

             Schedule II - Valuation and qualifying accounts for the
             three years ended December 31, 1999                         77

             Note: All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

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

      4.1 Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Predecessor's Form 8-K dated as of February 20, 1991).

      4.2 Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4(b) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.3 Resolutions of the Predecessor's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor's Form 8-K dated as of February 20, 1991).

      4.4 Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of February 11, 1997).

      4.5 Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, the Company and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.6 Third Supplemental Indenture dated as of August 1, 1997 between the Company and Texas Commerce Bank National Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K for the year ended December 31, 1998).

      4.7 Fourth Supplemental Indenture dated as of September 29, 1998 between the Company and Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to the Company's Form 10-K for the year ended December 31, 1998).

      4.8 Resolutions of the Company's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

      4.9 Resolutions of the Company's Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1998).

      4.10 Restated Rights Agreement dated as of December 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.11 Copies of instruments that define the rights of holders of miscellaneous long-term notes of the Company and its subsidiaries, totaling $25 million in the aggregate at December 31, 1999, have not been filed with the Commission. The Company agrees herewith to furnish copies of such instruments upon request.

      4.12 Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1997).

      4.13 Form of debt security of 6.27% Notes due July 8, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of July 8, 1997).

      4.14 Form of debt security of 6.30% Notes due August 5, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of August 5, 1997).

      4.15 Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated as of November 24, 1998).

      4.16            Form  of  Indenture,   between  Dresser  Industries,  Inc.
                      ("Dresser") and NationsBank of Texas, N.A., as Trustee, for unsecured debentures, notes and other evidences of indebtedness (incorporated by reference to Exhibit 4.1 to Dresser's Registration Statement on Form S-3, Registration No. 33-59562).

      4.17 Form of Indenture, between Baroid Corporation and Texas Commerce Bank National Association, as trustee, for 8% Senior Notes due 2003 (incorporated by reference to
                      Exhibit 4.01 to the Registration Statement on Form S-3, Registration No. 33-60174), as supplemented and amended by Form of Supplemental Indenture, between Dresser, Baroid Corporation and Texas Commerce Bank N.A. as Trustee, for 8% Guaranteed Senior Notes due 2003 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation, Registration No. 33-53077).

      4.18 Second Supplemental Indenture dated October 30, 1997 between Dresser and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.19 to the Company's Form 10-K for the year ended December 31, 1998).

      4.19 Third Supplemental Indenture dated September 29, 1998 between Dresser, the Company, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.20 to the Company's Form 10-K for the year ended December 31,
                      1998).

      4.20 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9,
                      1996).

      10.1 Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1992).

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

      10.6 Halliburton Company Elective Deferral Plan, as amended and restated effective June 1, 1999 (incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarterly period ended June 30, 1999).

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

      10.10 Employment agreement (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

      10.11 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

  *   10.12           Supplement to executive employment agreement.

      10.13 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

      10.14           Employment agreement (incorporated by reference to Exhibit
                      10.16 to the Company's Form 10-K for the year ended December 31, 1998).

      10.15           Employment agreement (incorporated by reference to Exhibit
                      10.19 to the Company's Form 10-K for the year ended December 31, 1998).

      10.16 Dresser Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 11, 1966, filed pursuant to Regulation 14A, File No. 1-4003).

      10.17 Dresser Industries, Inc. 1982 Stock Option Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-4003).

      10.18 ERISA Excess Benefit Plan for Dresser Industries, Inc. as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.19 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.20 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.21 Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.22 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to
                      Exhibit 4.5 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.23 Dresser Industries, Inc. 1989 Restricted Incentive Stock Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 10, 1989, filed pursuant to Regulation 14A, File No. 1-4003).

      10.24           Long-Term  Performance Plan for  Selected Employees of The
                      M.  W.  Kellogg  Company  (incorporated  by  reference  to
                      Exhibit 10(r) to Dresser's Form 10-K for the year ended October 31, 1991).

      10.25 Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

      10.26 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No.
                      1-4003).

      10.27 Dresser Industries, Inc. 1995 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.28           Special    1997    Restricted   Incentive    Stock   Grant
                      (incorporated by reference to Exhibit 10.26 to Dresser's Form 10-K for the year ended October 31, 1996).

      10.29 Form of Executive Life Insurance Agreement (individual as beneficiary) (incorporated by reference to Exhibit 10.22 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.30 Form of Executive Life Insurance Agreement (trust as beneficiary) (incorporated by reference to Exhibit 10.23 to Dresser's Form 10-K for the period ended October 31,
                      1997).

      10.31 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit
                      10.25 to Dresser's Form 10-K for the period ended October 31, 1997).

      10.32 The Dresser Industries, Inc. 1998 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 10, 1998, filed pursuant to Regulation 14A, File No. 1-4003).

      10.33 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan (incorporated by reference to Exhibit 10.5 to Dresser's Form 10-Q for the period ended January 31, 1998).

      10.34 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the period ended April 30, 1998).

  *   21              Subsidiaries of the Registrant.

  *   23.1            Consent of Arthur Andersen LLP.

  *   23.2            Consent of PricewaterhouseCoopers LLP.

      24.1 Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to Exhibit 24 to our annual report on Form 10-K for the year ended December 31, 1996):

                      Anne L. Armstrong
                      Richard B. Cheney
                      Lord Clitheroe
                      Robert L. Crandall
                      W. R. Howell
                      C. J. Silas
                      Richard J. Stegemeier

      24.2            Power of  attorney signed in December, 1997 for Charles J.
                      DiBona (incorporated by reference to Exhibit 24(b) to our annual report on Form 10-K for the year ended December 31,
                      1997).

      24.3 Powers of attorney for the following directors signed in October, 1998 (incorporated by reference to Exhibit 24.3 to our annual report on Form 10-K for the year ended December 31, 1998):

                      Lawrence S. Eagleburger
                      Ray L. Hunt
                      J. Landis Martin
                      Jay A. Precourt

  *   27              Financial   data   schedule  for   the  Registrant  (filed
                      electronically) for the twelve months ended December 31, 1999.

  *   99.1            Report of independent  accountants, PricewaterhouseCoopers
                      LLP.

  (b) Reports on Form 8-K:

                        Date of
Date Filed              Earliest Event         Description of Event
------------------------------------------------------------------------------------------------------------------
During the fourth quarter of 1999:

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



                        Date of
Date Filed              Earliest Event         Description of Event
------------------------------------------------------------------------------------------------------------------

During the first quarter of 2000 to date:

January 4, 2000         December 30, 1999      Item 5. Other Events for a press release announcing subsidiary
                                               Dresser Industries, Inc. has completed the sale of its 49% joint venture interest in Ingersoll-Dresser Pump Company to a
                                               subsidiary of its joint venture partner, Ingersoll-Rand Company.
                                               Also the sale of Dresser Industries, Inc.'s 51% joint venture interest in Dresser-Rand to Ingersoll-Rand is ready pending a remaining clearance from competition regulatory authorities in
                                               Argentina.

January 6, 2000         January 4, 2000        Item 5. Other Events for a press release announcing that Brown &
                                               Root Energy Services has been selected by TM Power Ventures
                                               L.L.C., a joint venture between TECO Power Services Corporation and Mosbacher Power Partners.  Brown & Root Energy Services will provide engineering, construction and procurement services for a
                                               312-megawatt electric generating facility on the Delmarva
                                               Peninsula in Accomack County, Virginia.

January 28, 2000        January 23, 2000       Item 5. Other Events for a press release announcing that a
                                               Kellogg Brown & Root consortium has been awarded a U.S. $1.5 billion lump sum contract by Malaysia LNG TIGA Sdn. Bhd.  Kellogg
                                               Brown & Root will execute a major expansion of the liquefied natural gas (LNG) complex in Bintulu, Sarawak.

February 1, 2000        January 27, 2000       Item 5. Other Events for a press release announcing 1999 fourth quarter earnings.

February 8, 2000        January 25, 2000       Item 5. Other Events for a press release announcing that
                                               Halliburton SubSea, a division of Brown & Root Energy Services, has entered into an agreement with Chevron USA Production
                                               Company's Gulf of Mexico Deepwater Business Unit.  SubSea will provide remotely operated vehicle (ROV) services in support of deepwater drilling operations involving the drillship Transocean
                                               "Discoverer Deep Seas", at a contract value of approximately $10 million.


                        Date of
Date Filed              Earliest Event         Description of Event
----------------------- ---------------------- -------------------------------------------------------------------

February 8, 2000        January 27, 2000       Item 5. Other Events for a press release announcing that an advanced stage conclusion has been reached with Barracuda and
                                               Caratinga Development Corporation (BCDC) for the development of both the Barracuda and the Caratinga offshore fields in Brazil.
                                               The agreement has resulted in a satisfactory price for BCDC and an agreed execution plan and delivery schedule.  Subject to the completion of financing for the project, final negotiations are scheduled to be complete in late February.  The contract, valued at more than $2.5 billion, is anticipated to be signed in late
                                               March with both Brown & Root Energy Services and Halliburton
                                               Energy Services business units carrying out the performance of the contract.

February 8, 2000        February 1, 2000       Item 5. Other Events for a press release announcing that Chief
                                               Executive Officer, Richard B. Cheney, will succeed retiring
                                               Chairman William "Bill" Bradford, and will continue in his current position as Chief Executive Officer.

February 8, 2000        February 2, 2000       Item 5. Other Events for a press release announcing that
                                               subsidiary Dresser Industries, Inc. has completed the sale of its
                                               51% joint venture interest in Dresser-Rand Company (DR) to a subsidiary of its joint venture partner, Ingersoll-Rand Company, for a price of $579 million.

February 18, 2000       February 16, 2000      Item 5. Other Events for a press release announcing our offer to acquire the approximately 74% of PES (International) Ltd. shares that we did not already own was accepted by PES shareholders.

February 18, 2000       February 17, 2000      Item 5. Other Events for a press release announcing the first quarter 2000 dividend.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To Halliburton Company:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 27, 2000 (except with respect to the matters discussed in Note 18, as to which the date is February 16, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







                                                 /s/ ARTHUR ANDERSEN LLP
                                                 ------------------------
                                                     ARTHUR ANDERSEN LLP


Dallas, Texas,
     January 27, 2000 (Except with respect to the matters discussed in Note 18, as to which the date is February 16, 2000.)

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)

                                                                            Additions
                                                                  ------------------------------
                                                      Balance at     Charged to      Charged to                     Balance at
                                                      Beginning      Costs and        Other                          End of
                   Descriptions                       of Period      Expenses        Accounts       Deductions       Period
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
   Deducted from accounts and notes receivable:
    Allowance for bad debts                           $  77          $    53           $ -         $   (23) (A)      $  107
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $ 359          $     -           $ -         $  (290) (B)      $   69
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
   Deducted from accounts and notes receivable:
    Allowance for bad debts                           $  59          $    27           $ -         $    (9) (A)      $   77
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $   6          $   910 (C)       $ -         $  (557)          $  359
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
   Deducted from accounts and notes receivable:
    Allowance for bad debts                           $  65          $    14           $ -         $   (20) (A)      $   59
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $  58          $     6           $ -         $   (58) (D)      $    6
-------------------------------------------------------------------------------------------------------------------------------

(A)  Receivable write-offs and reclassifications, net of recoveries.

(B)  Includes $47 million reversal of special charges taken in 1998 and $14 million for items of a long-term nature reclassified to employee compensation and benefits in 1999.

(C)  Includes $887 million during the calendar year ended December 31, 1998 and $23 million during Dresser's two-month period ended
     December 31, 1997.  See Note 11.

(D)  Includes $25 million for items of a long-term nature reclassified to other liabilities at the end of 1997.  See Note 11.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals, on this 13th day of March, 2000.

                                            HALLIBURTON COMPANY




                                            By  /s/  Richard B. Cheney
                                                --------------------------
                                                     Richard B. Cheney
                                                 Chairman of the Board and
                                                  Chief Executive Officer


As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 13th day of March, 2000.

Signature                                   Title
---------                                   -----

  /s/  Richard B. Cheney                    Chairman of the Board and
--------------------------------            Chief Executive Officer
       Richard B. Cheney



  /s/  Gary V. Morris                       Executive Vice President and
--------------------------------            Chief Financial Officer
       Gary V. Morris



  /s/  R. Charles Muchmore, Jr.             Vice President and Controller and
--------------------------------            Principal Accounting officer
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