Form 10-Q
period 2000-03-31
HALLIBURTON CO
filed 2000-05-15
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000

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

Common stock, par value $2.50 per share:
Outstanding at April 30, 2000 - 443,933,045


                                                 HALLIBURTON COMPANY

                                                        Index

                                                                                                        Page No.
PART I.         FINANCIAL INFORMATION
                                                                                                              2
Item 1.         Financial Statements

                Quarterly Condensed Consolidated Financial Statements
                -     Statements of Income for the three months ended March 31, 2000 and 1999                 2
                -     Balance Sheets at March 31, 2000 and December 31, 1999                                  3
                -     Statements of Cash Flows for the three months ended March 31, 2000 and 1999             4
                -     Notes to Financial Statements                                                        5-13
                      1.   Management representations                                                         5
                      2.   Receivables                                                                        5
                      3.   Business segment information                                                       5
                      4.   Acquisitions and dispositions                                                      6
                      5.   Discontinued operations                                                            7
                      6.   Inventories                                                                        8
                      7.   Dresser financial information                                                      8
                      8.   Commitments and contingencies                                                      9
                      9.   Income per share                                                                  11
                     10.   Comprehensive income                                                              12
                     11.   Special charges                                                                   12

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     13-19

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                19-20

PART II.        OTHER INFORMATION

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               21-23

Signatures                                                                                                   24

Exhibits:       -     Halliburton Elective Deferral Plan
                -     Halliburton Executive Performance Plan
                -     Financial  data schedules for the three months ended March
                      31, 2000  (included  only in the copy of this report filed electronically with the Commission)
                -     Restated  financial  data schedules  for the  three,  six, nine, and twelve months ended  December 31, 1999 (included only in the copy of this report filed  electronically with the Commission)
                -     Restated  financial data  schedules for  the  three,  six, nine, and twelve  months ended December 31, 1998 (included only in the copy of this  report filed electronically with the Commission)
                -     Restated  financial data  schedules for  the twelve months ended December 31, 1997 (included only in the copy of this report filed electronically with the Commission)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                          Three Months
                                                                         Ended March 31
                                                                  ------------------------------
                                                                       2000           1999
------------------------------------------------------------------------------------------------
Revenues:
Services                                                            $   2,476       $   2,872
Sales                                                                     363             365
Equity in earnings of unconsolidated affiliates                            20              24
------------------------------------------------------------------------------------------------
Total revenues                                                      $   2,859       $   3,261
------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                    $   2,367       $   2,761
Cost of sales                                                             328             330
General and administrative                                                 83              72
------------------------------------------------------------------------------------------------
Total operating costs and expenses                                      2,778           3,163
------------------------------------------------------------------------------------------------
Operating income                                                           81              98
Interest expense                                                          (33)            (35)
Interest income                                                             7              31
Foreign currency losses, net                                               (4)             (1)
Other, net                                                                  -               2
------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and change in accounting method                             51              95
Provision for income taxes                                                (20)            (38)
Minority interest in net income of subsidiaries                            (4)             (4)
------------------------------------------------------------------------------------------------
Income from continuing operations before accounting
     change                                                                27              53
------------------------------------------------------------------------------------------------
Discontinued operations:
Income from discontinued operations, net of tax of $14 and $21             22              28
Gain on disposal of discontinued operations, net of tax of $141           215               -
------------------------------------------------------------------------------------------------
Income from discontinued operations                                       237              28
------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting method, net
     of tax benefit of $11                                                  -             (19)
Net income                                                          $     264       $      62
------------------------------------------------------------------------------------------------

Basic income per share:
Income from continuing operations before change in
     accounting method                                              $    0.06       $    0.12
Income from discontinued operations                                      0.05            0.06
Gain on disposal of discontinued operations                              0.49               -
Change in accounting method                                                 -           (0.04)
------------------------------------------------------------------------------------------------
Net income                                                          $    0.60       $    0.14
------------------------------------------------------------------------------------------------

Diluted income per share:
Income from continuing operations before change in
     accounting method                                              $    0.06       $    0.12
Income from discontinued operations                                      0.05            0.06
Gain on disposal of discontinued operations                              0.48               -
Change in accounting method                                                 -           (0.04)
------------------------------------------------------------------------------------------------
Net income                                                          $    0.59       $    0.14
------------------------------------------------------------------------------------------------

Cash dividends per share                                            $   0.125       $   0.125

Basic average common shares outstanding                                   442             440
Diluted average common shares outstanding                                 444             442

See notes to quarterly financial statements.


                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                    March 31          December 31
                                                                ---------------     ---------------
                                                                     2000                1999
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      369           $     466
Receivables:
Notes and accounts receivable, net                                     2,589               2,349
Unbilled work on uncompleted contracts                                   711                 625
---------------------------------------------------------------------------------------------------
Total receivables                                                      3,300               2,974
Inventories                                                              762                 723
Current deferred income taxes                                            159                 171
Net current assets of discontinued operations                            210                 793
Other current assets                                                     202                 235
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,002               5,362
Property, plant and equipment after accumulated
     depreciation of $3,165 and $3,122                                 2,357               2,390
Equity in and advances to related companies                              402                 384
Net goodwill                                                             638                 505
Noncurrent deferred income taxes                                         374                 398
Net noncurrent assets of discontinued operations                         384                 310
Other assets                                                             323                 290
---------------------------------------------------------------------------------------------------
Total assets                                                      $    9,480           $   9,639
---------------------------------------------------------------------------------------------------

             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $      230           $     939
Current maturities of long-term debt                                     309                 308
Accounts payable                                                         736                 665
Accrued employee compensation and benefits                               189                 137
Advanced billings on uncompleted contracts                               227                 286
Income taxes payable                                                     268                 120
Accrued special charges                                                   52                  69
Other current liabilities                                                570                 509
---------------------------------------------------------------------------------------------------
Total current liabilities                                              2,581               3,033
Long-term debt                                                         1,056               1,056
Employee compensation and benefits                                       658                 672
Other liabilities                                                        582                 547
Minority interest in consolidated subsidiaries                            41                  44
---------------------------------------------------------------------------------------------------
Total liabilities                                                      4,918               5,352
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 449 and 448 shares                             1,124               1,120
Paid-in capital in excess of par value                                   133                  68
Deferred compensation                                                    (51)                (51)
Accumulated other comprehensive income                                  (206)               (204)
Retained earnings                                                      3,662               3,453
---------------------------------------------------------------------------------------------------
                                                                       4,662               4,386
Less 6 shares of treasury stock, at cost in both periods                 100                  99
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,562               4,287
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $    9,480           $   9,639
---------------------------------------------------------------------------------------------------

See notes to quarterly financial statements.


                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                             Three Months
                                                                            Ended March 31
                                                                     ------------------------------
                                                                          2000           1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                           $       264     $        62
Adjustments to reconcile net income to net cash from operations:
Net income from discontinued operations                                     (237)            (28)
Depreciation, depletion and amortization                                     122             120
Provision for deferred income taxes                                           49              77
Change in accounting method, net                                               -              19
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              43              10
Accrued special charges                                                      (17)           (127)
Other non-cash items                                                           5              17
Other changes, net of non-cash items:
Receivables and unbilled work                                               (286)            240
Inventories                                                                  (24)             29
Accounts payable                                                             (25)             57
Other working capital, net                                                    91            (338)
Other, net                                                                   (88)            (27)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                  (103)            111
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                         (79)           (129)
Sales of property, plant and equipment                                        25              20
Dispositions (acquisitions) of businesses                                    (14)             38
Other investing activities                                                     1              (2)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                   (67)            (73)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                               -              (4)
Net borrowings (repayments) of short-term debt                              (708)            190
Payments of dividends to shareholders                                        (55)            (55)
Proceeds from exercises of stock options                                       18             14
Payments to re-acquire common stock                                           (4)             (3)
Other financing activities                                                     -               1
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (749)            143
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (2)            (18)
Net cash flows from discontinued operations   *                              824              53
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                  (97)            216
Cash and cash equivalents at beginning of period                             466             203
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                $       369     $       419
---------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash payments (refunds) during the period for:
Interest                                                             $        23     $        25
Income taxes                                                         $       (18)    $        20
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                    $        90     $         -
Liabilities disposed of in dispositions of businesses                $       484     $         -

*  Net cash flows from discontinued operations includes proceeds from the sale of Dresser-Rand and Ingersoll-Dresser
Pump of approximately $914 million.  See Note 5.

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles we must make estimates and assumptions that affect:
         -   the reported amounts of assets and liabilities,
         - the disclosure of contingent assets and liabilities at the date of the financial statements, and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 1999 Annual Report on Form 10-K. Prior year amounts have been reclassified to conform to the current year presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of March 31, 2000, and the results of our operations for the three months ended March 31, 2000 and 1999 and our cash flows for the three months then ended. The results of operations for the three months ended March 31, 2000 and 1999 may not be indicative of results for the full year.

Note 2.  Receivables
         Our receivables are generally not collateralized. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next month. These claims and change orders included in unbilled receivables amounted to $98 million at March 31, 2000 and December 31, 1999. These amounts are generally expected to be collected within one year.

Note 3.  Business Segment Information
         With the announcement that we intend to sell Dresser Equipment Group, we now have two business segments. These segments are organized around the products and services provided to the customers they serve. See the table below for financial information on our business segments. The Dresser Equipment Group segment is presented as discontinued operations and discussed in Note 5.
         The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Energy Services Group has three business units: Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics. The long-term performance for these business units is linked to the long-term demand for oil and gas. The products and services the group provides are designed to help discover, develop and produce oil and gas. The customers for this segment are major oil companies, national oil companies and independent oil and gas companies.
         The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Engineering and Construction Group has two business units:
Kellogg Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.
         Our equity in pretax income or losses of related companies is included in revenues and operating income of the applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial.

         The table below presents revenues and operating income by segment.

                                                    Three Months
                                                   Ended March 31
                                            -----------------------------
Millions of dollars                             2000           1999
-------------------------------------------------------------------------
Revenues:
Energy Services Group                         $   1,723      $   1,753
Engineering and Construction Group                1,136          1,508
-------------------------------------------------------------------------
Total                                         $   2,859      $   3,261
-------------------------------------------------------------------------

Operating income:
Energy Services Group                         $      62      $      57
Engineering and Construction Group                   36             58
General corporate                                   (17)           (17)
-------------------------------------------------------------------------
Total                                         $      81      $      98
-------------------------------------------------------------------------

Note 4.  Acquisitions and Dispositions
         PES acquisition. In February 2000, our offer to acquire the remaining 74% of the shares of PES (International) Ltd. that we did not already own was accepted by PES shareholders. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. As further consideration we also issued rights that will result in the issuance of between 850,000 to 2.1 million additional shares of Halliburton common stock over the next 12 to 36 months. We have preliminarily recorded, subject to the final valuation of intangible assets and other costs, $115 million of goodwill which will be amortized over 20 years. PES is part of the Energy Services Group.
         Joint venture divestitures. In October 1999, we announced the sales of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture to Ingersoll-Rand. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Both joint ventures were part of the Dresser Equipment Group segment. In April 2000 we announced plans to sell the remaining businesses within the Dresser Equipment Group. See Note 5. Our Ingersoll-Dresser Pump interest was sold in December 1999 for approximately $515 million. We recorded a gain on disposition of discontinued operations of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999 for the sale of Ingersoll-Dresser Pump. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% due and collected on January 14, 2000. On February 2, 2000 we completed the sale of our 51% interest in Dresser-Rand for a price of approximately $579 million. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in a gain on disposition of discontinued operations of $352 million before tax, or $215 million after-tax, for a net gain of $0.48 per diluted share in the first quarter of 2000. The proceeds from these sales were used to reduce short-term borrowings and for other general corporate purposes.
         LWD divestiture. In March 1999, in connection with the Dresser merger, we sold the majority of our pre-merger worldwide logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business. The sale was in accordance with a consent decree with the United States Department of Justice. The financial impact of the sale was reflected in the third quarter 1998 special charge. See Note 11. These businesses were previously part of the Energy Services Group. We continue to provide separate logging-while-drilling services through our Sperry-Sun Drilling Systems business line, which was acquired as part of the merger with Dresser and is now part of the Energy Services Group. In addition, we will continue to provide sonic logging-while-drilling services using technologies we had before the merger with Dresser.

Note 5.  Discontinued Operations
         On April 25, 2000 our Board of Directors approved plans to sell our Dresser Equipment Group segment. The Dresser Equipment Group in 1999 was comprised of six operating divisions and two joint ventures that manufacture and market equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 we announced our intentions to sell, and have subsequently sold, our interests in the two joint ventures within this segment. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. See Note 4. Dresser DMD and Roots Divisions were recently consolidated into one operating division. The remaining businesses comprising the Dresser Equipment Group, all of which were obtained in the 1998 merger with Dresser, include:
         - Dresser Valve Division - manufactures valves, actuators and chemical injection pumps;
         - Dresser DMD-Roots Division - manufactures rotary blowers for industrial applications as well as rotary gas meters for natural gas distribution;
         - Dresser Instrument Division - manufactures pressure gauges, thermometers, transducers, transmitters, pressure and temperature switches, calibration equipment, recorders, and other instruments for applications in the process, petrochemical, power generation, pulp and paper, water resources, and general industry;
         - Dresser Wayne Division - manufactures retail automation and fuel dispensing systems; and
         - Dresser Waukesha Division - manufactures natural gas engines and engine generator sets.
         The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group segment. As a result of this review, we have determined that these businesses do not closely fit with our core businesses, long-term goals and strategic objectives. We expect the sales of these businesses to be completed during the fourth quarter of 2000 and the first quarter of 2001.
         The financial results of the Dresser Equipment Group segment are presented as discontinued operations in our financial statements. Prior periods are restated to reflect this presentation.

                                           Three Months
                                          Ended March 31
                                ------------------------------------
Millions of dollars                  2000                1999
--------------------------------------------------------------------
Revenues                          $      337          $      663
--------------------------------------------------------------------
Operating income                  $       36          $       54
Other income and expense                   -                  (1)
Taxes                                    (14)                (21)
Minority interest                          -                  (4)
--------------------------------------------------------------------
Net income                        $       22          $       28
--------------------------------------------------------------------

         Gain on disposal of discontinued operations in the first quarter of 2000 reflects the gain on the sale of Dresser-Rand in February 2000.

                                                    Three Months
                                                   Ended March 31
Millions of dollars                                     2000
----------------------------------------------------------------------
Proceeds from sale, less intercompany
     settlement                                     $        536
Net assets disposed                                         (180)
----------------------------------------------------------------------
Gain before taxes                                            356
Income taxes                                                (141)
----------------------------------------------------------------------
Gain on disposal of discontinued operations         $        215
----------------------------------------------------------------------

         Net assets of discontinued operations are comprised of the following items:

                                             March 31           December 31
                                          ----------------    ----------------
Millions of dollars                            2000                1999
------------------------------------------------------------------------------
Receivables                                 $      263          $      904
Inventories                                        239                 515
Other current assets                                18                  34
Accounts payable                                  (152)               (267)
Other current liabilities                         (158)               (393)
------------------------------------------------------------------------------
Net current assets of discontinued
    operations                              $      210          $      793
------------------------------------------------------------------------------

Net property, plant and equipment           $      218          $      401
Net goodwill                                       255                 263
Other assets                                        52                  74
Employee compensation and benefits                (114)               (313)
Other liabilities                                  (27)                 (5)
Minority interest in consolidated
    subsidiaries                                     -                (110)
------------------------------------------------------------------------------
Net noncurrent assets of discontinued
    operations                              $      384          $      310
------------------------------------------------------------------------------

         The decrease in revenues, net income, assets, and liabilities primarily relate to the sales of Dresser-Rand and Ingersoll-Dresser Pump joint ventures. See Note 4.

Note 6.  Inventories
         The  cost  of  most  United  States  manufacturing  and  field  service inventories is determined using the last-in, first-out (LIFO) method. Inventories on the last-in, first-out method were $64 million at March 31, 2000 and $66 million at December 31, 1999. If the average cost method had been used for these inventories, total inventories would have been about $35 million higher than reported at both March 31, 2000 and December 31, 1999.

                                    March 31           December 31
                                 ----------------    ----------------
Millions of dollars                   2000                1999
---------------------------------------------------------------------
Finished products and parts        $      592          $      619
Raw materials and supplies                118                  79
Work in process                            52                  25
---------------------------------------------------------------------
Total                              $      762          $      723
---------------------------------------------------------------------

Note 7.  Dresser Financial Information
         Since becoming a wholly-owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. As long as these notes remain outstanding, summarized financial information of Dresser will be presented in our periodic reports filed on Form 10-K and Form 10-Q. We have not presented separate financial statements and other disclosures concerning Dresser because we determined that the information is not material to the holders of these notes.
         In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., a first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included within Dresser and its subsidiaries.


Dresser Industries, Inc.        March 31          December 31
Financial Position           ----------------    ---------------
Millions of dollars               2000                1999
----------------------------------------------------------------
Current assets                 $    4,748          $    5,011
Noncurrent assets                   5,908               5,106
----------------------------------------------------------------
Total                          $   10,656          $   10,117
----------------------------------------------------------------

Current liabilities            $    2,369          $    2,133
Noncurrent liabilities              1,606               1,633
Minority interest                      42                  45
Shareholders' equity                6,639               6,306
----------------------------------------------------------------
Total                          $   10,656          $   10,117
----------------------------------------------------------------

                                                                    Three Months
Dresser Industries, Inc.                                           Ended March 31
Operating Results                                        -----------------------------------
Millions of dollars                                           2000                1999
--------------------------------------------------------------------------------------------
Revenues                                                   $    2,859          $    3,261
--------------------------------------------------------------------------------------------
Operating income                                           $       90          $      103
--------------------------------------------------------------------------------------------
Income from continuing operations before taxes,
     minority interest, and change in accounting
     method                                                $       59          $       82
Income taxes                                                      (23)                (34)
Minority interest                                                  (4)                 (4)
Discontinued operations, net                                      237                  28
Change in accounting method, net                                    -                 (19)
--------------------------------------------------------------------------------------------
Net income                                                 $      269          $       53
--------------------------------------------------------------------------------------------

Note 8.  Commitments and Contingencies
         Asbestosis litigation. Since 1976, our subsidiary, Dresser Industries, Inc. and its former divisions or subsidiaries have been involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some products manufactured by Dresser, its former divisions or subsidiaries or by companies acquired by Dresser.
         Dresser has entered into agreements with insurance carriers which cover, in whole or in part, indemnity payments, legal fees and expenses for specific categories of claims. Dresser is in negotiation with insurance carriers for coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by individual claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims.
         Our Engineering and Construction Group is also involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some of the materials which in the past were used in various construction and renovation projects where it is alleged that our Brown & Root subsidiary, now named Kellogg Brown & Root, Inc., was involved. The insurance coverage for Kellogg Brown & Root for the periods in issue was written by Highlands Insurance Company. Highlands was a subsidiary of Halliburton prior to its spin-off to our shareholders in early 1996. Our negotiations with Highlands concerning insurance coverage have failed to produce an agreement on the amount of coverage for asbestos and defense costs. On April 5, 2000, Highlands filed suit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all claims filed against Halliburton after the spin-off. Highlands also alleges that, Halliburton did not adequately disclose to Highlands the existence of Halliburton's subsidiaries' potential asbestos liability. We believe that Highland's Delaware lawsuit is without merit and that Highlands is contractually obligated to provide to us insurance coverage for the asbestos claims filed against Kellogg Brown & Root. We intend to assert our right to the insurance coverage vigorously. On April 24, 2000, Halliburton filed suit against Highlands in Harris County, Texas, alleging that Highlands has breached its contractual obligation to provide insurance coverage. We have asked the Harris County Court to order that Highlands is obligated to provide coverage for asbestos claims pursuant to guaranteed cost policies issued by Highlands to our Kellogg Brown & Root subsidiary prior to the spin-off.

         Since 1976, approximately 252,550 claims have been filed against various current and former divisions and subsidiaries. Most of these claims relate to Dresser and its former divisions or subsidiaries. Approximately 146,000 of these claims have been settled or disposed of at gross cost of approximately $105 million with insurance carriers responsible for all but approximately $26 million. Claims continue to be filed, with about 15,250 new claims filed in the first quarter of 2000. We have established a reserve estimating our liability for known asbestos claims. Our estimate is based on our historical litigation experience, settlements and expected recoveries from insurance carriers. Our expected insurance recoveries are based on agreements with carriers or, where agreements are still under negotiation or litigation, our estimate of recoveries. We believe that the insurance carriers will be able to meet their share of future obligations under the agreements. At March 31, 2000, there were about 106,550 open claims, including 9,000 for which settlements are pending. This number of claims compares with 107,650 open claims at the end of 1999. The accrued liabilities for these claims and corresponding receivables from carriers were as follows:

                                                March 31           December 31
                                             ----------------    ----------------
Millions of dollars                               2000                1999
---------------------------------------------------------------------------------
Accrued liability                              $       88         $        80
Receivables from insurance companies                   63                  55
---------------------------------------------------------------------------------
Net asbestos liability                         $       25          $       25
---------------------------------------------------------------------------------

         We recognize the uncertainties of litigation and the possibility that a series of adverse court rulings or new legislation affecting the claims settlement process could materially impact the expected resolution of asbestos related claims. However, based upon:
         -   our historical experience with similar claims;
         -   the  time  elapsed  since  Dresser  and  its  former  divisions  or subsidiaries discontinued sale of products containing asbestos;
         -   the time elapsed  since Kellogg  Brown & Root used  asbestos in any construction process; and
         - our understanding of the facts and circumstances that gave rise to asbestos claims, we believe that the pending asbestos claims will be resolved without material effect on our financial position or results of operations.
         Dispute with Global Industrial Technologies, Inc. Under an agreement entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., from Dresser Industries, Inc., Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to date paid the uncovered portion of those asbestos claims with its own funds.
         Global now disputes that it assumed liability for any of these asbestos claims which were based upon Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages.
         In order to resolve this dispute, Global invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Global has not claimed a specific amount of damages. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based upon Dresser's negligence, the pre-1967 acts of Harbison-Walker, punitive damages, and for all similar future claims. On February 25, 2000, the arbitrator ruled that Global did assume responsibility for claims based on Dresser's negligence and for punitive damages. The arbitrator did not decide whether Global also assumed responsibility for the pre-1967 acts of Harbison-Walker, but reserved his decision pending further proceedings, although no timetable was set for those proceedings.
         In 1999 Dresser brought suit against Global to enjoin it from suing Dresser's insurance carrier, Continental Insurance Company, for specific asbestos claims. Although a Texas court in Dallas entered a temporary injunction, a Texas appellate court reversed that decision and the matter remains pending before the trial court. Since then, in late 1999, Global sued Continental in federal court in Pennsylvania seeking coverage under Dresser insurance policies for claims we believe are covered by the pending arbitration. Dresser was not named in the lawsuit, and Continental has responded to Global by moving to dismiss that lawsuit because Dresser was not included. We believe that the issues involving Continental should be resolved in the pending arbitration. We believe that all of Global's claims and assertions are without merit and we intend to vigorously defend against them.

         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under federal law and comparable state laws. Kellogg Brown & Root, Inc., one of our subsidiaries, is one of nine PRPs named at the Tri-State Mining District "Superfund" Site, which is also known as the Jasper County "Superfund" Site. The site contains lead and zinc mine tailings produced from mining activities that occurred from the 1800s through the mid-1950s in the southwestern portion of Missouri. The PRPs have agreed to perform a Remedial Investigation/Feasibility study at this site. Kellogg Brown & Root's share of the cost of this study is not expected to be material. In addition to the "Superfund" issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At present, Kellogg Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages.
         We  take  a  proactive   approach  in  evaluating  and  addressing  the
environmental impact of sites where we are operating or have maintained operations. As a result we incur costs each year assessing and remediating contaminated properties to avoid future liabilities, complying with legal and regulatory requirements, and responding to claims by third parties.
         Finally, we incur costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. Except for our potential liability at the Jasper County "Superfund" site, we do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         Our accrued liabilities for environmental matters were $32 million as of March 31, 2000 and $30 million as of December 31, 1999.
         Other. We are a party to various other legal proceedings. However, we believe any liabilities which may arise from these proceedings will not be material to our consolidated financial position and results of operations.

Note 9.  Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income per share are options to purchase 7 million shares in 2000 and 4 million shares in 1999 which were outstanding during the three months ended March 31, 2000 and March 31, 1999, respectively. These options were excluded because the option exercise price was greater than the average market price of the common shares. Also excluded from the computation are rights we issued in connection with the PES acquisition for between 850,000 to 1.2 million shares of Halliburton common stock. These rights will result in additional shares of common stock to be issued over the next 12 to 36 months. See Note 4.

                                                                Three Months
                                                               Ended March 31
Millions of dollars and shares except               ------------------------------------
per share data                                           2000                1999
----------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting method                      $       27          $       53
----------------------------------------------------------------------------------------
Basic weighted average shares                                442                 440
Effect of common stock equivalents                             2                   2
----------------------------------------------------------------------------------------
Diluted weighted average shares                              444                 442
----------------------------------------------------------------------------------------

Income per common share from continuing
     operations before change in accounting
     method:
Basic                                                 $     0.06          $     0.12
----------------------------------------------------------------------------------------
Diluted                                               $     0.06          $     0.12
----------------------------------------------------------------------------------------

         In  addition,   fully  diluted  income  per  share  from   discontinued
operations was $0.05 for the first three months ended March 31, 2000.

Note 10.  Comprehensive Income
         The cumulative translation adjustment of some of our foreign entities and minimum pension liability adjustments are the only components of other comprehensive income adjustments to net income.

                                                              Three Months
                                                             Ended March 31
                                                  -----------------------------------
Millions of dollars                                    2000                1999
-------------------------------------------------------------------------------------
Net income                                          $      264          $       62
Cumulative translation adjustment, net of tax              (21)                (24)
Current quarter adjustment to minimum
     pension liability                                       -                  (7)
-------------------------------------------------------------------------------------
Total comprehensive income                          $      243          $       31
-------------------------------------------------------------------------------------

         Accumulated other comprehensive income at March 31, 2000 and December 31, 1999 consisted of the following:

                                                         March 31          December 31
                                                      ---------------    ----------------
Millions of dollars                                        2000               1999
-----------------------------------------------------------------------------------------
Cumulative translation adjustment                       $     (194)        $     (185)
Minimum pension liability                                      (12)               (19)
-----------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $     (206)        $     (204)
-----------------------------------------------------------------------------------------

Note 11.  Special Charges
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million to provide for costs associated with the merger with Dresser and with the industry downturn resulting from declining oil and gas prices. During the second quarter of 1999, we reversed $47 million of the 1998 charges based on the most recent assessment of total costs to be incurred to complete the actions covered in our special charges. These charges were reflected in the following captions of the condensed consolidated statements of income (special charges related to Dresser Equipment Group are presented in the captions for discontinued operations):

                                    Twelve Months
                                  Ended December 31
                                ----------------------
Millions of dollars                     1998
------------------------------------------------------
Cost of services                    $         68
Cost of sales                                 16
Special charges and credits                  875
Discontinued operations                       21
------------------------------------------------------
Total                               $        980
------------------------------------------------------

         The table below includes the components of the pretax special charges and the amounts utilized and adjusted through March 31, 2000.

                                       Asset                   Facility        Merger
                                      Related    Personnel   Consolidation   Transaction     Other
Millions of dollars                   Charges     Charges       Charges        Charges      Charges      Total
------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                 $   453      $   157       $     93     $      -       $    18     $   721
Engineering & Construction Group            8           19              8            -             5          40
Discontinued operations                    18            1              2            -             -          21
General corporate                          30           58             23           64            23         198
------------------------------------------------------------------------------------------------------------------
Total                                     509          235            126           64            46         980
Utilized and adjusted                    (509)        (226)           (93)         (64)          (19)       (911)
------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                   -            9             33            -            27          69
Utilized in 2000                            -           (8)            (7)           -            (2)        (17)
------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000                $     -      $     1       $     26     $      -       $    25     $    52
------------------------------------------------------------------------------------------------------------------

         Personnel charges include severance and related costs incurred for announced employee reductions of 10,850 affecting all business segments, corporate and shared service functions. Personnel charges also include personnel costs related to change of control. In June 1999, management revised the planned employee reductions to 10,100 due in large part to higher than anticipated voluntary employee resignations. As of March 31, 2000, terminations of employees, consultants and contract personnel related to the 1998 special charge have been substantially completed. The remaining severance payments will occur as affected projects are completed and facilities are closed.
         Through March 31, 2000, we have vacated 94%, and sold or returned to the owner 78%, of the service and administrative facilities related to the 1998 special charge. The majority of the sold, returned or vacated properties are located in North America and have been eliminated from the Energy Services Group. The remaining expenditures will be made as the remaining properties are vacated and sold.
         Other charges include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. Through March 31, 2000, we have utilized $21 million other special charge costs. The balance will be utilized during 2000, in connection with our renegotiations of agency agreements, supplier and other duplicate contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -   what factors impact our business;
         - why our earnings and expenses for the first quarter of 2000 differ from the first quarter of 1999;
         -   what our capital expenditures were;
         -   what factors impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking statements. Forward-looking statements involve risks and uncertainties that may impact our actual results of operations. Statements in this Form 10-Q and elsewhere, which are forward-looking and which provide other than historical information, involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. From time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We draw your attention that actual future results and/or events may differ from any or all of our forward-looking statements in this report and in any other materials we release to the public. Our forward-looking statements involve a number of risks and uncertainties. In addition, our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of our forward-looking information. As a result, no forward-looking statement can be guaranteed. Actual results may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Geopolitical and legal.
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         - operations in countries with significant amounts of political risk, for example, Nigeria, Angola, Russia, Libya, and Algeria;
         -   changes in foreign exchange rates;
         - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
             -   encourage or mandate the hiring of local contractors; and
             - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         - litigation, including, for example, asbestosis litigation and environmental litigation; and
         - environmental laws, including those that require emission performance standards for new and existing facilities;

         Weather related.
         -   the effects of severe weather conditions, including  hurricanes and tornadoes, on operations and facilities;
         -   the impact of prolonged mild weather  conditions on the demand for and price of oil and natural gas;
         Customers and vendors.
         -   the magnitude of  governmental spending for military and logistical support of the type that we provide;
         -   changes  in  capital spending  by  customers  in  the oil  and  gas industry  for  exploration,  development,  production,  processing, refining, and pipeline delivery networks;
         -  changes  in  capital  spending  by  governments  for  infrastructure projects of the sort that we perform;
         -   changes in  capital spending  by customers  in the  wood  pulp  and paper industries for plants and equipment;
         -   consolidation of customers in the oil and gas industry;
         -   claim negotiations  with engineering and  construction customers on cost variances and change orders on major projects;
         -   computer software, hardware and other equipment utilizing  computer
             technology  used  by   governmental  entities,  service  providers,
             vendors, customers and Halliburton Company may not be compatible;
         Industry.
         -   technological and structural changes in the industries that we serve;
         -   changes in the price of oil and natural gas, including;
             -   OPEC's ability to set and maintain production levels and prices for oil;
             -   the level of oil production by non-OPEC countries;
             -   the  policies  of  governments  regarding  exploration  for and production and development of their oil and natural gas reserves; and
             -   the level of demand for oil and natural gas;
         -   changes in the price of commodity chemicals that we use;
         -   risks  that  result  from  entering  into  fixed  fee  engineering, procurement and construction projects of the types  that we provide where failure  to meet  schedules,  cost  estimates or  performance targets  could  result  in  non-reimbursable  costs which cause the project not to meet our expected profit margins;
         -   the risk inherent in  the use of derivative instruments of the sort that we use  which could cause a change in value of the  derivative instruments as a result of:
             -   adverse movements in foreign exchange rates, interest rates, or commodity prices, or
             -   the  value and  time period of the derivative  being  different than the exposures or cash flows being hedged;
         Personnel and mergers/dispositions.
         -   increased  competition  in the hiring and retention of employees in
             specific   areas,   for  example,   energy   services   operations,
             accounting and treasury;
         -   disposition of the assets of discontinued operations;
         -   replacing discontinued  lines of  businesses with acquisitions that add value and complement our core businesses;
         -   integration of acquired businesses,  including Dresser  Industries,
             Inc. and its subsidiaries, into Halliburton, including;
             -   standardizing  information  systems  or  integrating  data from multiple systems;
             -   maintaining   uniform   standards,   controls,  procedures  and
                 policies; and
              - combining operations and personnel of acquired businesses with ours.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You may find information on how to access those calls at our web site www.halliburton.com.

BUSINESS ENVIRONMENT
         With the announcement that we intend to sell the Dresser Equipment Group, our business is organized around two business segments:
         -   Energy Services Group and
         -   Engineering and Construction Group.
         The majority of our revenues are derived from the sale of services and products, including construction activities, to the oil and gas industry. We conduct business in over 120 countries to provide a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world. These services and products are used in the earliest phases of exploration and development of oil and gas reserves and continue through the refining, processing and distribution process. The industries we serve are highly competitive and we have many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may result in increased business risk in some countries in which we operate. Those countries include, among others, Nigeria, Angola, Russia, Libya, and Algeria. However, we believe the geographic diversification of our business activities helps to reduce the risk that loss of business in any one country would be material to our consolidated results of operations.
         Energy Services Group.
         During the first quarter of 2000, our oilfield services and products business experienced continued increases in activity that began during the latter half of 1999 within selected geographic areas, primarily North America, and selected product service lines. The increased activity reflects the increases in oil and gas rig counts which began increasing after oil and gas prices began to rise in the last half of 1999. Activity picked up primarily in the United States where we traditionally see recovery first.
         International rig counts have been slow to recover as our customers continued to take a wait-and-see approach to expanding capital spending and developing their year 2000 budgets. Accordingly, our international results during the latter half of 1999 and into the first quarter of 2000 continued to lag the recovery noted in North America. Many international projects are large, complex field developments with long lead times, particularly deepwater projects in areas like West Africa and Latin America. Our customers have been reluctant to start new projects of this type until they have confidence of sustained oil prices that will provide the returns required to justify investments in these projects. We are encouraged that oil prices have remained at levels that we believe will allow our customers to begin many of these large, capital-intensive projects that have been delayed during the past year. Large, capital-intensive projects provide opportunities for integrated products and services by the business units within our Energy Services Group segment and can contribute to an upturn in our international business. While we expect activity levels in the United States to continue to improve during the year, we do not expect to see any significant increase in international activity until the second half of the year. We also do not anticipate many large field development projects to be approved and awarded by our customers until the latter half of the year.
         Merger activity amongst our customers has resulted in their postponing major projects and purchases of integrated exploration and production information systems.
         Engineering and Construction Group.
         Most of the factors that adversely affected the Energy Services Group during 1999 and into 2000 also affected the Engineering and Construction Group. Just as we have seen reluctance by our customers to start large, capital-intensive projects within the Energy Services Group, we have seen similar delays in large downstream engineering and construction projects by our oil and gas industry customers within our Engineering and Construction Group. Customers of the group are more reluctant to start large capital projects, including refineries and petrochemical plants, during periods of uncertain oil prices. In addition, many customers continue to rationalize their requirements following mergers within the industry. However, since the group's large projects for customers tend to have long completion periods and complex financing arrangements, customers seldom stop projects in progress in response to sudden shifts of oil prices. The comparative declines in the group's revenues reflect the delays in the timing of new projects while we continue to work on projects already in backlog. As in the Energy Services Group, we do not anticipate many major projects to be approved and awarded by our customers until the latter half of the year.
         We continue to believe that continued economic improvement in Asia Pacific and continued strengthening of the general global economy will provide long-term growth opportunities for the Engineering and Construction Group. The group also sees improving opportunities to provide support services to the United States military, to other United States agencies, and to government agencies of other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.
         Discontinued Operations.
         Our  financial  statements  now  reflect  Dresser  Equipment  Group  as discontinued operations and we have restated prior periods for this presentation. See Note 5.
         Dresser Equipment Group's business is primarily affected by the demand from customers in the energy, power, chemical, and transportation industries for its products and services. Sales and earnings are also affected by changes in competitive prices and overall general economic conditions, fluctuations in capital spending by our customers, and the stability of oil and gas prices that ultimately produce cash flow for our customers. Declines in capital spending and mergers and consolidations by our customers all contributed to a decline in revenues for the group as orders and projects were delayed during 1999 and into the first quarter of 2000. Because of the impact of these economic conditions, during 1999 the group took additional steps to reduce manufacturing and overhead costs in order to improve operating performance and remain a low cost provider. The benefits of these cost reduction efforts began to materialize during the fourth quarter of 1999 and into the first quarter of 2000, as the group was able to improve operating margins on lower revenues, particularly within the Valve division.
         Although its business environment is highly competitive, strong demand exists for Dresser Equipment Group's products and services. An increase in demand in 2000 will depend on many of the same factors affecting our other businesses. While we believe Dresser Equipment Group's businesses have significant potential to strategic buyers, the businesses do not fit with our current strategic objectives. We intend to invest the proceeds from the sales of these businesses in our core energy services and construction businesses where we feel we can have the greatest effect on our returns and in repurchases of our common stock.
         Halliburton Company.
         While the results of operations have been negatively impacted by the lower activity levels in the oil and gas industry, we believe the long-term fundamentals of the oil and gas industry remain sound. Steadily rising population and greater industrialization efforts should continue to propel worldwide economic expansion, especially in developing nations. These factors should cause increasing demand for oil and gas to produce refined products, petrochemicals, fertilizers and power.

RESULTS OF OPERATIONS IN 2000 COMPARED TO 1999

First Quarter of 2000 Compared with the First Quarter of 1999

                                                   First Quarter
REVENUES                                 ---------------------------------        Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $    1,723       $    1,753          $      (30)
Engineering and Construction Group               1,136            1,508                (372)
----------------------------------------------------------------------------------------------
Total revenues                              $    2,859       $    3,261          $     (402)
----------------------------------------------------------------------------------------------

         Consolidated revenues in the first quarter of 2000 of $2.9 billion decreased 12% compared to the first quarter of 1999. International revenues were 66% of total revenues for the first quarter of 2000 and 71% in the first quarter of 1999.
         Energy Services Group revenues decreased 2% compared to the first quarter of 1999. International revenues were 68% of total revenues in the first quarter of 2000 compared to 72% in the same quarter of the prior year. These percentages reflect the segment's reliance on the recovery in international rig counts and activity to complement the increased activity experienced in the United States and North America during the first quarter of 2000. Pressure pumping and logging services revenue increased due to higher rig counts and increased remedial activities in the United States. Increased revenues from North America were offset by declines in all other international regions, negatively impacting revenues for all other oilfield services product lines. Lower levels of international activity, primarily offshore activities in the North Sea, led to reduced revenues in our upstream oil and gas engineering and construction business. Increased revenues from projects in Latin America, particularly Mexico, where work progress on several large engineering, procurement and construction projects helped minimize the reductions in other
geographic   areas.   Revenues  from   integrated   exploration  and  production
information systems increased 10% compared to the prior year first quarter primarily due to higher software sales.

         Engineering and Construction Group revenues were 25% lower in the first quarter of 2000 compared to the first quarter of 1999. The decrease in revenues was primarily due to the timing of projects. About 63% of the group's revenues were from international activities compared to 70% in the prior year quarter. Lower activity levels and delayed timing of major gas and liquefied natural gas projects were partially offset by higher activities for the logistics support services to military peacekeeping efforts in the Balkans which peaked in the fourth quarter of 1999 as the main construction and procurement phases of the contract were completed. This project moved into a support and maintenance phase during the first quarter of 2000.

                                                   First Quarter
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $       62       $       57          $        5
Engineering and Construction Group                  36               58                 (22)
General corporate                                  (17)             (17)                  -
----------------------------------------------------------------------------------------------
Total operating income                      $       81       $       98          $      (17)
----------------------------------------------------------------------------------------------

         Consolidated operating income of $81 million was 17% lower in the first quarter of 2000 compared to the first quarter of 1999.
         Energy Services Group operating income for the first quarter of 2000 increased 9% over the first quarter of 1999. Strong North American profit growth resulted from increased activity and firming of prices in the United States for pressure pumping. Logging services and drilling fluids also had improved income. Operating income also benefited from the combination of higher activity levels and lower cost structure as a result of our various restructuring efforts since September 1998. Operating income from upstream oil and gas engineering and construction projects for the quarter was unchanged compared to the prior year quarter. Income on several large projects in Latin America and Algeria partially offset lower offshore operations' operating income which reflected lower activity levels, particularly in Europe and Asia Pacific. Low utilization of vessels and manufacturing capacity also negatively impacted results from upstream oil and gas engineering and construction work. Operating income from integrated exploration and production information systems was $3 million compared to breakeven in the prior year quarter due to higher software sales.
         Engineering and Construction Group operating income for the first quarter of 2000 was 38% lower than the first quarter of 1999 in line with lower activity levels and delayed timing of major gas and liquefied natural gas projects. New project awards in the latter half of 1999 will primarily benefit operating income in the latter part of 2000. Operating income from the logistics support contract in the Balkans, which peaked in the fourth quarter of 1999, was higher in 2000 than in the first quarter of 1999 in line with increased activity.
         General corporate expenses for the quarter was unchanged from the prior year first quarter.

NONOPERATING ITEMS
         Interest expense of $33 million for the first quarter of 2000 decreased $2 million compared to the first quarter of 1999.
         Interest income was $7 million in the first quarter of 2000, a significant decrease from the prior year's interest income of $31 million. The 1999 amounts included interest income from tax refunds and imputed interest on the note receivable from the sale of M-I L.L.C.
         Foreign exchange losses, net were $4 million in the current year quarter compared to $1 million in the prior year first quarter.
         Provision for income taxes of $20 million resulted in an effective tax rate of 39.2%, down slightly from the first quarter of 1999 rate of 40.0%.
         Income from continuing operations was $27 million in the first quarter of 1999 compared to $53 million in the prior year quarter.
         Income from discontinued operations of $22 million in 2000 and $28 million in 1999 reflects the operations of Dresser Equipment Group. See Note 5. The 1999 results include Dresser-Rand which was sold in early February 2000 and our equity in earnings from Ingersoll-Dresser Pump which was sold in late December 1999. See Note 4. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. As a result of a strategic review triggered by the dispositions of our joint venture interests in Dresser-Rand and Ingersoll-Dresser Pump, we decided to sell the remaining businesses comprising the Dresser Equipment Group. Excluding the results of Dresser-Rand and Ingersoll-Dresser Pump, revenues from discontinued operations were down 4% compared to the prior year first quarter while operating income increased 7%. The increase in operating income despite lower revenues reflects the benefits of restructuring activities in 1999, particularly within the Valve division.

         Gain on disposal of discontinued operations of $215 million after-tax or $0.48 per diluted share in 2000 resulted from the sale of our 51% interest in Dresser-Rand to Ingersoll-Rand. See Note 5.
         Cumulative effect of change in accounting method, net of $19 million after-tax, or $0.04 per diluted share, in 1999 reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Estimated annual expense under Statement of Position 98-5 after recording the cumulative effect of the change is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net income for the first quarter of 2000 was $264 million or $0.59 per diluted share. The prior year's net income was $62 million or $0.14 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the first quarter of 2000 with cash and equivalents of $369 million, a decrease of $97 million from the end of 1999.
         Operating activities. Cash flows used for operating activities of continuing operations were $103 million in the first three months of 2000 compared to providing $111 million in the first three months of the prior year. Special charges for personnel reductions, facility closures and integration costs used $17 million of cash in the first three months of 2000 and $113 million of cash in the first three months of the prior year. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $244 million of cash in the first three months of 2000 compared to $12 million in the same period of the prior year. Increased business activity levels required increased working capital in 2000 compared to 1999.
         Investing activities. Cash flows used for investing activities of continuing operations were $67 million in the first three months of 2000 and $73 million in 1999. Capital expenditures in the first three months of 2000 were approximately $50 million lower than in the same period of the prior year. Although reduced, we feel our level of capital spending is appropriate.
         Financing activities. Cash flows used for financing activities of continuing operations were $749 million in the first three months of 2000. In the same period of the prior year financing activities provided $143 million. We used the proceeds from the sales of Dresser-Rand and Ingersoll-Dresser Pump for net repayments of $708 million of our short-term notes. We paid dividends of $55 million to our shareholders in the first three months of both 2000 and 1999.
         Discontinued operations. Net cash flows from discontinued operations provided $824 million in the first three months of 2000 and $53 million in the first three months of 1999. Amounts for the first three months of 2000 include proceeds from the sales of Dresser-Rand and Ingersoll-Dresser Pump of approximately $914 million.
         Capital resources. We believe we have sufficient resources from internally generated funds and access to capital markets to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 26% of total capitalization at March 31, 2000 compared to 35% at December 31, 1999.

SUBSEQUENT EVENT
         On April 25, 2000 our Board of Directors approved plans to sell our Dresser Equipment Group segment and implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock.
         The sale of Dresser Equipment Group's remaining businesses are not expected to close until the fourth quarter of 2000 or first quarter of 2001. Proceeds from the planned sales of these businesses will be used for a combination of acquisitions supporting core activities and for internal investment opportunities. Because we cannot predict the timing of future acquisitions to replace the earnings from Dresser Equipment Group, we feel the implementation of a share repurchase program is timely and is an appropriate means of utilizing our strong and liquid balance sheet in the interim. The share repurchases will be effected from time-to-time through open market purchases or privately negotiated transactions. The plan gives management full discretion for its implementation and has no expiration date.

RESTRUCTURING ACTIVITIES
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million related to the Dresser merger and industry downturn. During the second quarter of 1999, we reversed $47 million of our 1998 special charges based on our reassessment of total costs to be incurred to complete the actions covered in the charges.

         Most restructuring activities accrued for in the 1998 special charges were completed and expended by the end of 1999. The amounts that remain to be expended relate to severance payments not yet disbursed, sales of facilities to be disposed of, and any other actions which may require negotiations with outside parties. Cumulative through March 31, 2000, we used $345 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at March 31, 2000 is expected to result in cash outlays of $52 million during the remainder of year 2000.

YEAR 2000 ISSUE
         In prior years,  we discussed in detail our  enterprise-wide  Year 2000
(Y2K) program which was implemented to identify, assess and address significant Y2K issues. At December 31, 1999, we assessed our Y2K issue tasks as being substantially complete. The work performed under our Y2K program was focused on risk identification and mitigation, most likely worst case analyses, and business continuity plans involving significant systems and relationships with third parties. The cumulative amount spent on our Y2K program was $44 million.
         Based on our experience through the filing date of this report, we believe:
         - our Y2K liability to third parties is not material to our business, results of operations or financial condition;
         - our future Y2K expenditures will not be material to our business, results of operations or financial condition; and
         -   that further Y2K reporting is not merited.
         However, it is possible that the full impact of the Y2K issue has not been fully recognized. For example, it is possible that Y2K or similar issues including leap-year related problems may occur with billing, payroll, or financial closings as of month, quarter or year-end. We believe that these problems are likely to be minor and correctable. In addition, our business could still be negatively affected if our customers or suppliers are adversely affected by Y2K or similar issues.
         Forward-looking statements relating to the Year 2000. Our discussion related to the Y2K issue is based on our best assumptions and estimates as of the filing date of this report. Assumptions and estimates, which are not necessarily all of the assumptions and estimates, include:
         -   assessments as to which systems are significant;
         -   identification of potential failures related to Y2K issues;
         -   assessments   of  the   risk  of   our  relationships   with  third
             parties; and
         -   implementation of our business continuity plans.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters. Except as noted in Note 8 to the condensed consolidated financial statements related to one site, none of these expenditures is expected by our management to have a material adverse effect on our results of operations.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. Statement of Financial Accounting Standards No. 133 is effective for us beginning January 1, 2001. We are currently evaluating Statement of Financial Accounting Standards No. 133 to identify implementation and compliance methods, and we have not yet determined the effect, if any, on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk from changes in foreign currency exchange rates, interest rates and, on occasion, from commodity prices. We currently use derivative instruments only in hedging our foreign currency exposures. To mitigate market risk, we selectively hedge our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments includes the following types of market risk:
         -   volatility of the currency rates;
         -   time horizon of the derivative instruments;
         -   market cycles; and
         -   the type of derivative instruments used.
         We do not use derivative instruments for trading purposes.
         We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of our foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is a calculation based on the diversified variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at March 31, 2000. The resulting value-at-risk of $1 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Our interest rate exposures at March 31, 2000 were not materially changed from December 31, 1999.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

  *     10.1    Halliburton  Elective Deferral  Plan  as  amended  and  restated
                effective January 1, 2000.

  *     10.2    Halliburton  Executive  Performance  Plan  effective  January 1,
                2000.

  *     27.1    Financial data  schedules  for the  three months ended March 31,
                2000.

  *     27.2    Restated financial  data schedules for the three, six, nine, and twelve months ended December 31, 1999.

  *     27.3    Restated financial data schedules  for the three, six, nine, and twelve months ended December 31, 1998.

  *     27.4    Restated  financial data  schedules for  the twelve months ended
                December 31, 1997.

                     *     Filed with this Form 10-Q

         (b)    Reports on Form 8-K

         During the first quarter of 2000:


Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
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

January 28, 2000               January 23, 2000            Item 5. Other Events for a press release announcing that
                                                           a Kellogg Brown & Root consortium has been awarded a
                                                           United States $1.5 billion lump sum contract by Malaysia
                                                           LNG TIGA Sdn. Bhd.  Kellogg Brown & Root will execute a
                                                           major expansion of the liquefied natural gas (LNG)
                                                           complex in Bintulu, Sarawak.

February 1, 2000               January 27,2000             Item 5. Other Events for a press release announcing 1999
                                                           fourth quarter earnings.



Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

February 8, 2000               January 25, 2000            Item 5. Other Events for a press release announcing that
                                                           Halliburton SubSea, a division of Brown & Root Energy
                                                           Services, has entered into an agreement with Chevron USA
                                                           Production Company's Gulf of Mexico Deepwater Business
                                                           Unit.  SubSea will provide remotely operated vehicle
                                                           (ROV) services in support of deepwater drilling
                                                           operations involving the drillship Transocean
                                                           "Discoverer Deep Seas," at a contract value of
                                                           approximately $10 million.

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

February 18, 2000              February 17, 2000           Item 5. Other Events for a press release announcing the
                                                           first quarter 2000 dividend.

March 30, 2000                 March 27, 2000              Item 5. Other Events for a press release announcing that
                                                           Halliburton Company and McMoRan Exploration Co. have
                                                           formed a strategic alliance to conduct operations for
                                                           McMoRan's recently announced major new oil and gas
                                                           exploration program in the Gulf of Mexico to develop 160
                                                           blocks of the Gulf of Mexico shelf.



Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

April 3, 2000                  March 31, 2000              Item 5. Other Events for a press release announcing
                                                           Halliburton's new management leadership assignments for
                                                           the Energy Services Group, its Halliburton Energy
                                                           Services and Brown & Root Energy Services business units
                                                           and the Brown & Root Services business unit.

         During the second quarter of 2000:

April 12, 2000                 April 10, 2000              Item 5. Other Events for a press release announcing the
                                                           intention to form a joint venture with Science Applications
                                                           International Corporation to provide web-based portals for exploration and production professionals.

April 13, 2000                 April 12, 2000              Item 5. Other Events for a press release announcing the
                                                           intention to form a joint venture with Shell
                                                           International Exploration and Production B.V. to develop
                                                           and market Halliburton's SmartWell(TM)technology and
                                                           Shell's iWell(TM)technology.

April 21, 2000                 April 17, 2000              Item 5. Other Events for a press release announcing that
                                                           Brown & Root Energy Services has been selected by Shell
                                                           Petroleum Development Company of Nigeria Limited (SPDC)
                                                           to work on the development of the first major offshore
                                                           oil and gas facility for SPDC in Nigeria.

May 1, 2000                    April 26, 2000              Item 5. Other Events for a press release announcing 2000
                                                           first quarter earnings and approval of plans to sell
                                                           Dresser Equipment Group and implement a share repurchase
                                                           program.

May 5, 2000                    May 2, 2000                 Item 5. Other Events for a press release announcing
                                                           that  Halliburton Energy Services' initial trials of its
                                                           new technology, the Anaconda Advanced Well Construction
                                                           System, have been successfully completed.


                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                            HALLIBURTON COMPANY




Date:  May 12, 2000                    By:  /s/  Gary V. Morris
     --------------------                -------------------------------
                                                 Gary V. Morris
                                          Executive Vice President and
                                             Chief Financial Officer







                                         /s/  R. Charles Muchmore, Jr.
                                         -------------------------------
                                              R. Charles Muchmore, Jr.
                                         Vice President and Controller and
                                           Principal Accounting Officer

Index to exhibits filed with this quarterly report.

Exhibit
Number         Description
---------      -------------------------------------

10.1 Halliburton Elective deferral Plan as amended and restated effective January 1, 2000.

10.2           Halliburton Executive Performance Plan effective January 1, 2000.

27.1 Financial data schedules for the three months ended March 31, 2000.

27.2 Restated financial data schedules for the three, six, nine, and twelve months ended December 31, 1999.

27.3 Restated financial data schedules for the three, six, nine, and twelve months ended December 31, 1998.

27.4 Restated financial data schedules for the twelve months ended December 31, 1997.