Form 10-Q
period 2000-06-30
HALLIBURTON CO
filed 2000-08-10
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000

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

Common stock, par value $2.50 per share:
Outstanding at July 31, 2000 - 445,531,000


                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                       -----------
PART I.         FINANCIAL INFORMATION                                                                      2-22

Item 1.         Financial Statements                                                                        2-4

                Quarterly Condensed Consolidated Financial Statements
                -     Statements of Income for the three months and six months ended
                      June 30, 2000 and 1999                                                                  2
                -     Balance Sheets at June 30, 2000 and December 31, 1999                                   3
                -     Statements of Cash Flows for the six months ended June 30, 2000 and 1999                4
                -     Notes to Financial Statements                                                        5-13
                      1.   Management representations                                                         5
                      2.   Business segment information                                                       5
                      3.   Acquisitions and dispositions                                                      6
                      4.   Discontinued operations                                                            6
                      5.   Receivables                                                                        8
                      6.   Inventories                                                                        8
                      7.   Dresser financial information                                                      8
                      8.   Commitments and contingencies                                                      9
                      9.   Income per share                                                                  11
                     10.   Comprehensive income                                                              12
                     11.   Special charges                                                                   12

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     13-21

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   22

PART II.        OTHER INFORMATION                                                                         23-25

Item 4.         Submission of Matters to a Vote of Security Holders                                          23

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               23-25

Signatures                                                                                                   26

Exhibits:       -     Halliburton Company by-laws

                -     Employment agreement

                -     Employment agreement

                -     Halliburton Company 1993 Stock and Long-Term Incentive Plan

                - Financial data schedules for the six months ended June 30, 2000 (included only in the copy of this report filed electronically with the Commission)

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                    Three Months                 Six Months
                                                                   Ended June 30               Ended June 30
                                                              -------------------------   -------------------------
                                                                 2000         1999            2000         1999
-------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                       $   2,461    $   2,693      $   4,937     $   5,565
Sales                                                                393          324            756           689
Equity in earnings of unconsolidated affiliates                       14           36             34            60
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $   2,868    $   3,053      $   5,727     $   6,314
-------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                               $   2,317    $   2,588      $   4,684     $   5,349
Cost of sales                                                        348          274            676           604
General and administrative                                            77           95            160           167
Special charges and credits                                            -          (47)             -           (47)
-------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                             $   2,742    $   2,910      $   5,520    $    6,073
-------------------------------------------------------------------------------------------------------------------
Operating income                                                     126          143            207           241
Interest expense                                                     (33)         (33)           (66)          (68)
Interest income                                                        3            6             10            37
Foreign currency gains (losses), net                                  (3)           3             (7)            2
Other, net                                                             -          (26)             -           (24)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and change in accounting method                        93           93            144           188
Provision for income taxes                                           (36)         (33)           (56)          (71)
Minority interest in net income of subsidiaries                       (5)          (5)            (9)           (9)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before change in
     accounting method                                                52           55             79           108
-------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income from discontinued operations, net of tax of $14, $21,
     $28, and $42                                                     23           28             45            56
Gain on disposal of discontinued operations, net of tax of $141        -            -            215             -
-------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                   23           28            260            56
Cumulative effect of change in accounting method, net
     of tax benefit of $11                                             -            -              -           (19)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $      75    $      83      $     339     $     145
===================================================================================================================
Basic income per share:
Income from continuing operations before change in
     accounting method                                         $    0.12    $    0.13      $    0.18     $    0.25
Income from discontinued operations                                 0.05         0.06           0.10          0.12
Gain on disposal of discontinued operations                            -            -           0.49             -
Change in accounting method                                            -            -              -         (0.04)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.17    $    0.19      $    0.77     $    0.33
===================================================================================================================
Diluted income per share:
Income from continuing operations before change in
     accounting method                                         $    0.12    $    0.13      $    0.18     $    0.25
Income from discontinued operations                                 0.05         0.06           0.10          0.12
Gain on disposal of discontinued operations                            -            -           0.48             -
Change in accounting method                                            -            -              -         (0.04)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.17    $    0.19      $    0.76     $    0.33
===================================================================================================================
Cash dividends per share                                       $   0.125    $   0.125      $    0.25     $    0.25
Basic average common shares outstanding                              444          440            443           440
Diluted average common shares outstanding                            449          444            447           443

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                    June 30           December 31
                                                                ---------------     ---------------
                                                                     2000                1999
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      363           $     466
Receivables:
Notes and accounts receivable, net                                     2,789               2,349
Unbilled work on uncompleted contracts                                   795                 625
---------------------------------------------------------------------------------------------------
Total receivables                                                      3,584               2,974
Inventories                                                              770                 723
Current deferred income taxes                                            174                 171
Net current assets of discontinued operations                            253                 793
Other current assets                                                     223                 235
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,367               5,362
Property, plant and equipment after accumulated
     depreciation of $3,189 and $3,122                                 2,353               2,390
Equity in and advances to related companies                              353                 384
Net goodwill                                                             627                 505
Noncurrent deferred income taxes                                         368                 398
Net noncurrent assets of discontinued operations                         396                 310
Other assets                                                             342                 290
---------------------------------------------------------------------------------------------------
Total assets                                                      $    9,806           $   9,639
===================================================================================================

             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $      873           $     939
Current maturities of long-term debt                                       9                 308
Accounts payable                                                         720                 665
Accrued employee compensation and benefits                               209                 137
Advanced billings on uncompleted contracts                               239                 286
Income taxes payable                                                     170                 120
Accrued special charges                                                   45                  69
Other current liabilities                                                547                 509
---------------------------------------------------------------------------------------------------
Total current liabilities                                              2,812               3,033
Long-term debt                                                         1,052               1,056
Employee compensation and benefits                                       674                 672
Other liabilities                                                        628                 547
Minority interest in consolidated subsidiaries                            45                  44
---------------------------------------------------------------------------------------------------
Total liabilities                                                      5,211               5,352
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 451 and 448 shares                             1,128               1,120
Paid-in capital in excess of par value                                   188                  68
Deferred compensation                                                    (58)                (51)
Accumulated other comprehensive income                                  (247)               (204)
Retained earnings                                                      3,681               3,453
---------------------------------------------------------------------------------------------------
                                                                       4,692               4,386
Less 6 shares of treasury stock, at cost in both periods                  97                  99
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,595               4,287
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $    9,806           $   9,639
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                              Six Months
                                                                             Ended June 30

                                                                     ------------------------------
                                                                          2000           1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $    339     $       145
Adjustments to reconcile net income to net cash from operations:
Net income from discontinued operations                                     (260)            (56)
Depreciation, depletion and amortization                                     249             244
Provision for deferred income taxes                                           38              83
Change in accounting method, net                                               -              19
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              (1)             (7)
Accrued special charges                                                      (24)           (217)
Other non-cash items                                                          66              28
Other changes, net of non-cash items:
Receivables and unbilled work                                               (579)            178
Inventories                                                                  (33)            (11)
Accounts payable                                                              12             122
Other working capital, net                                                   (30)           (512)
Other, net                                                                   (52)           (159)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                  (275)           (143)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (190)           (239)
Sales of property, plant and equipment                                        36              73
Dispositions (acquisitions) of businesses                                    (12)            273
Other investing activities                                                   (21)             (3)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (187)            104
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                            (305)             (8)
Net borrowings (repayments) of short-term debt                               (66)            115
Payments of dividends to shareholders                                       (111)           (110)
Proceeds from exercises of stock options                                      57              33
Payments to re-acquire common stock                                           (6)             (3)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (431)             27
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (14)              6
Net cash flows from discontinued operations   *                              804             139
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                 (103)            133
Cash and cash equivalents at beginning of period                             466             203
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    363     $       336
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     65     $        70
Income taxes                                                            $    130     $       106
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $     90     $         1
Liabilities disposed of in dispositions of businesses                   $    498     $         -

* Net cash flows from  discontinued  operations  in 2000  includes  proceeds  of
approximately   $914  million  from  the  sales  of  Dresser-Rand  in  2000  and
Ingersoll-Dresser Pump in 1999. See Note 3.

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles we must make estimates and assumptions that affect:
         -  the reported amounts of assets and liabilities,
         - the disclosure of contingent assets and liabilities at the date of the financial statements, and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 1999 Annual Report on Form 10-K. Prior year amounts have been reclassified to conform to the current year presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of June 30, 2000, and the results of our operations for the three and six months ended June 30, 2000 and 1999 and our cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 2000 and 1999 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         With the earlier announcement that we intend to sell Dresser Equipment Group, we now have two business segments. These segments are organized around the products and services provided to the customers they serve. See the table below for financial information on our business segments. Dresser Equipment Group is presented as discontinued operations and discussed in Note 4.
         The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Energy Services Group has three business units: Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics. The long-term performance of these business units is linked to the long-term demand for oil and gas. The products and services the group provides are designed to help discover, develop and produce oil and gas. The customers for this segment are major oil companies, national oil companies and independent oil and gas companies.
         The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Engineering and Construction Group has two business units:
Kellogg Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.
         Our equity in pretax income or losses for unconsolidated related companies which are accounted for on the equity method is included in revenues and operating income of the applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial.

         The table below presents revenues and operating income by segment.

                                                Three Months                Six Months
                                               Ended June 30               Ended June 30
                                          -------------------------    ----------------------
Millions of dollars                          2000         1999            2000       1999
---------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $   1,897    $  1,681        $  3,620    $  3,434
Engineering and Construction Group               971       1,372           2,107       2,880
---------------------------------------------------------------------------------------------
Total                                      $   2,868    $  3,053        $  5,727    $  6,314
=============================================================================================

Operating income:
Energy Services Group                      $     107    $     49        $    169    $    106
Engineering and Construction Group                36          64              72         122
General corporate                                (17)        (17)            (34)        (34)
Special credits                                    -          47               -          47
---------------------------------------------------------------------------------------------
Total                                      $     126    $    143        $    207    $    241
=============================================================================================

Note 3.  Acquisitions and Dispositions
         PES acquisition. In February 2000, our offer to acquire the remaining 74% of the shares of PES (International) Limited that we did not already own was accepted by PES shareholders. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. As further consideration we also issued rights that will result in the issuance of between 850,000 to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2003. We have preliminarily recorded, subject to the final valuation of intangible assets and other costs, $115 million of goodwill which will be amortized over 20 years. PES is part of the Energy Services Group.
         Joint venture divestitures. In October 1999, we announced the sales of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture to Ingersoll-Rand. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Both joint ventures were part of the Dresser Equipment Group segment. In April 2000 we announced plans to sell the remaining businesses within the Dresser Equipment Group. See Note 4. Our Ingersoll-Dresser Pump interest was sold in December 1999 for approximately $515 million. We recorded a gain on disposition of discontinued operations of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999 from the sale of Ingersoll-Dresser Pump. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% which was collected on January 14, 2000. On February 2, 2000 we completed the sale of our 51% interest in Dresser-Rand for a price of approximately $579 million. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in a gain on disposition of discontinued operations of $356 million before tax, or $215 million after-tax, for a net gain of $0.48 per diluted share in the first quarter of 2000. The proceeds from these sales were used to reduce short-term borrowings and for other general corporate purposes.

Note 4.  Discontinued Operations
         The Dresser Equipment Group in 1999 was comprised of six operating divisions and two joint ventures that manufacture and market equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 we announced our intentions to sell, and have subsequently sold, our interests in the two joint ventures within this segment. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. See Note 3. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group segment. As a result of this review, we determined that these businesses do not closely fit with our core businesses, long-term goals and strategic objectives. On April 25, 2000, our Board of Directors approved plans to sell all the remaining businesses within our Dresser Equipment Group segment. We expect the sales of these businesses to be completed during the fourth quarter of 2000 and the first quarter of 2001.

         The Dresser DMD and Roots Divisions were recently consolidated into one operating division. The businesses which now comprise the Dresser Equipment Group, all of which were obtained in the 1998 merger with Dresser, include:
         - Dresser Valve Division - manufactures valves, actuators and chemical injection pumps;
         - Dresser DMD-Roots Division - manufactures rotary blowers for industrial applications as well as rotary gas meters for natural gas distribution;
         - Dresser Instrument Division - manufactures pressure gauges, thermometers, transducers, transmitters, pressure and temperature switches, calibration equipment, recorders, and other instruments for applications in process, petrochemical, power generation, pulp and paper, water resources, and other industries;
         - Dresser Wayne Division - manufactures retail automation and fuel dispensing systems; and
         - Dresser Waukesha Division - manufactures natural gas engines and engine generator sets.
         The financial results of the Dresser Equipment Group segment are presented as discontinued operations in our financial statements. Prior periods are restated to reflect this presentation.

                                                Three Months                 Six Months
                                               Ended June 30                Ended June 30
                                          -------------------------   -------------------------
Millions of dollars                          2000         1999            2000        1999
-----------------------------------------------------------------------------------------------
Revenues                                   $     354    $    617        $    691    $  1,280
===============================================================================================
Operating income                           $      37    $     53        $     73    $    107
Other income and expense                           -           1               -           -
Taxes                                            (14)        (21)            (28)        (42)
Minority interest                                  -          (5)              -          (9)
-----------------------------------------------------------------------------------------------
Net income                                 $      23    $     28        $     45    $     56
===============================================================================================

         Gain on disposal of discontinued operations in the first quarter of 2000 reflects the gain on the sale of Dresser-Rand in February 2000.

                                                         Six Months
                                                       Ended June 30
                                                -----------------------------
Millions of dollars                                         2000
-----------------------------------------------------------------------------
Proceeds from sale, less intercompany
     settlement                                         $    536
Net assets disposed                                         (180)
-----------------------------------------------------------------------------
Gain before taxes                                            356
Income taxes                                                (141)
-----------------------------------------------------------------------------
Gain on disposal of discontinued operations             $    215
=============================================================================

         Net assets of discontinued operations are comprised of the following items:

                                              June 30           December 31
                                          ----------------    ----------------
Millions of dollars                            2000                1999
------------------------------------------------------------------------------
Receivables                                 $      283          $      904
Inventories                                        247                 515
Other current assets                                24                  34
Accounts payable                                  (135)               (267)
Other current liabilities                         (166)               (393)
------------------------------------------------------------------------------
Net current assets of discontinued
    operations                              $      253          $      793
==============================================================================

Net property, plant and equipment           $      228          $      401
Net goodwill                                       262                 263
Other assets                                        37                  74
Employee compensation and benefits                (120)               (313)
Other liabilities                                  (11)                 (5)
Minority interest in consolidated
    subsidiaries                                     -                (110)
------------------------------------------------------------------------------
Net noncurrent assets of discontinued
    operations                              $      396          $      310
==============================================================================

         The decrease in revenues, net income, assets, and liabilities primarily relate to the sales of Dresser-Rand and Ingersoll-Dresser Pump joint ventures. See Note 3.

Note 5.  Receivables
         Our receivables are generally not collateralized. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next month. These claims and change orders included in unbilled receivables amounted to $106 million at June 30, 2000 and $98 million at December 31, 1999. These amounts are generally expected to be collected within one year.

Note 6.  Inventories
         The  cost  of  most  United  States  manufacturing  and  field  service inventories is determined using the last-in, first-out (LIFO) method. Inventories on the last-in, first-out method were $70 million at June 30, 2000 and $66 million at December 31, 1999. If the average cost method had been used for these inventories, total inventories would have been approximately $33 million higher than reported at June 30, 2000 and $35 million higher than reported at December 31, 1999.

                                     June 30               December 31
                                 ----------------    ------------------------
Millions of dollars                   2000                    1999
-----------------------------------------------------------------------------
Finished products and parts        $      581               $    619
Raw materials and supplies                133                     79
Work in process                            56                     25
-----------------------------------------------------------------------------
Total                              $      770               $    723
=============================================================================

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

Dresser Industries, Inc.               June 30               December 31
Financial Position                 ---------------     -----------------------
Millions of dollars                      2000                    1999
-------------------------------------------------------------------------------
Current assets                        $    5,095             $    5,011
Noncurrent assets                          5,781                  5,106
-------------------------------------------------------------------------------
Total                                 $   10,876             $   10,117
===============================================================================

Current liabilities                   $    1,897             $    2,133
Noncurrent liabilities                     1,663                  1,633
Minority interest                             46                     45
Shareholders' equity                       7,270                  6,306
-------------------------------------------------------------------------------
Total                                 $   10,876             $   10,117
===============================================================================

                                                Three Months                  Six Months
Dresser Industries, Inc.                        Ended June 30               Ended June 30
Operating Results                         -------------------------    ----------------------
Millions of dollars                           2000         1999            2000       1999
---------------------------------------------------------------------------------------------
Revenues                                   $  2,868     $  3,052        $  5,727    $  6,313
=============================================================================================
Operating income                           $    133     $    101        $    223    $    204
=============================================================================================
Income from continuing operations
    before taxes, minority interest,
    and change in accounting method        $     91     $     25        $    150    $    107
Income taxes                                    (32)         (10)            (55)        (44)
Minority interest                                (5)          (5)             (9)         (9)
Discontinued operations, net                     23           28             260          56
Change in accounting method, net                  -            -               -         (19)
---------------------------------------------------------------------------------------------
Net income                                 $     77     $     38        $    346    $     91
=============================================================================================

Note 8.  Commitments and Contingencies
         Asbestosis litigation. Since 1976, our subsidiary, Dresser Industries, Inc. and its former divisions or subsidiaries have been involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some products manufactured by Dresser, its former divisions or subsidiaries, or by companies acquired by Dresser.
         Dresser has entered into agreements with insurance carriers which cover, in whole or in part, indemnity payments, legal fees and expenses for specific categories of claims. Dresser is in negotiation with insurance carriers for coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by individual claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims.
         Our Engineering and Construction Group is also involved in litigation resulting from allegations that third parties sustained injuries and damage from the inhalation of asbestos fibers contained in some of the materials which, in the past, were used in various construction and renovation projects where it is alleged that our Brown & Root subsidiary, now named Kellogg Brown & Root, Inc., was involved. The insurance coverage for Kellogg Brown & Root for the periods in issue was written by Highlands Insurance Company. Highlands was a subsidiary of Halliburton prior to its spin-off to our shareholders in early 1996. Our negotiations with Highlands concerning insurance coverage have not produced an agreement on the amount of coverage for asbestos and defense costs. On April 5, 2000, Highlands filed suit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all asbestos claims filed against Halliburton after the spin-off. Highlands also alleges that,
Halliburton   did  not  adequately   disclose  to  Highlands  the  existence  of
Halliburton's subsidiaries' potential asbestos liability. We believe that Highland's Delaware lawsuit is without merit and that Highlands is contractually obligated to provide to us insurance coverage for the asbestos claims filed against Kellogg Brown & Root. We intend to assert our right to the insurance coverage vigorously. On April 24, 2000, Halliburton filed suit against Highlands in Harris County, Texas, alleging that Highlands has breached its contractual obligation to provide insurance coverage. We have asked the Harris County Court to order that Highlands is obligated to provide coverage for asbestos claims pursuant to guaranteed cost policies issued by Highlands to our Kellogg Brown & Root subsidiary prior to the spin-off.
         Since 1976, approximately 260,900 claims have been filed against various current and former divisions and subsidiaries. About 23,000 of these claims relate to Kellogg Brown & Root and the balance of these claims relate to Dresser and its former divisions or subsidiaries. Approximately 153,900 of these claims have been settled or disposed of. Claims continue to be filed, with about 24,700 new claims filed in the first six months of 2000. We have established a reserve estimating our liability for known asbestos claims. Our estimate is based on our historical litigation experience, settlements and expected recoveries from insurance carriers. Our expected insurance recoveries are based on agreements with carriers or, where agreements are still under negotiation or litigation, our estimate of recoveries. We believe that the insurance carriers with which we have signed agreements will be able to meet their share of future obligations under the agreements. Highlands has stated in its SEC filings that if they lose this litigation with us and are required to pay the asbestos claims against Kellogg Brown & Root, there could be a material adverse impact on their financial position. However, based on Highlands statutory capital surplus of $162 million as reported to the Texas Insurance Commission, we believe that Highlands has the ability to pay substantially all of these asbestos claims and that Highlands will be required to do so at the conclusion of the pending litigation.
         At June 30, 2000, there were about 107,000 open claims, including about 21,000 associated with recoveries we expect from Highlands. Open claims at June 30, 2000 also include 9,800 for which settlements are pending. This number of claims compares with 107,700 open claims at the end of the prior year. The accrued liabilities for these claims and corresponding billed and estimated accrued receivables from carriers were as follows:

                                                 June 30           December 31
                                             ----------------    ----------------
Millions of dollars                               2000                1999
---------------------------------------------------------------------------------
Accrued liability                                $   75              $   71
Receivables from insurance companies:
     Highlands Insurance Company                     40                  28
     Other insurance carriers                        11                  18
---------------------------------------------------------------------------------
Net asbestos liability                           $   24              $   25
=================================================================================

Additional receivables billed to insurance carriers for payments made on claims were $8 million at June 30, 2000 and $9 million at December 31, 1999, none of which were due from Highlands Insurance Company.
         We recognize the uncertainties of litigation and the possibility that a series of adverse court rulings or new legislation affecting the claims settlement process could materially impact the expected resolution of asbestos related claims. However, based upon:
         -  our historical experience with similar claims;
         -  the  time  elapsed  since   Dresser  and  its  former  divisions  or
            subsidiaries discontinued sale of products containing asbestos;
         -  the time elapsed  since  Kellogg  Brown & Root used  asbestos in any construction process; and
         - our understanding of the facts and circumstances that gave rise to asbestos claims, we believe that the pending asbestos claims will be resolved without material effect on our financial position or results of operations.
         Dispute with Global Industrial Technologies, Inc. Under an agreement entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., from Dresser Industries, Inc., Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to-date paid the uncovered portion of those asbestos claims with its own funds.
         Global now disputes that it assumed liability for any of these asbestos claims which were based upon Dresser's negligence, the acts of Harbison-Walker prior to its merger with Dresser in 1967, or punitive damages.
         In order to resolve this dispute, Global invoked the dispute resolution provisions of the 1992 agreement, which require binding arbitration. Global has not claimed a specific amount of damages. We expect that Global's claim for reimbursement will be in excess of $40 million. In addition, Global is seeking relief from responsibility for pending claims based upon Dresser's negligence, the pre-1967 acts of Harbison-Walker, punitive damages, and for all similar future claims. On February 25, 2000, the arbitrator ruled that Global did assume responsibility for claims based on Dresser's negligence and for punitive damages. The arbitrator did not decide whether Global also assumed responsibility for the pre-1967 acts of Harbison-Walker, but reserved his decision pending further proceedings, although no timetable was set for those proceedings.

         In 1999, Dresser brought suit against Global to enjoin it from suing Dresser's insurance carrier, Continental Insurance Company, for specific asbestos claims. Although a Texas court in Dallas entered a temporary injunction, a Texas appellate court reversed that decision and the matter remains pending before the trial court. Since then, in late 1999, Global sued Continental in federal court in Pennsylvania seeking coverage under Dresser insurance policies for claims we believe are covered by the pending arbitration. Dresser was not named in the lawsuit, and Continental has responded to Global by moving to dismiss that lawsuit because Dresser was not included. We believe that the issues involving Continental should be resolved in the pending arbitration. We believe that all of Global's claims and assertions are without merit and we intend to vigorously defend against them.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under federal law and comparable state laws. Kellogg Brown & Root, Inc., one of our subsidiaries, is one of nine PRPs named at the Tri-State Mining District "Superfund" Site, which is also known as the Jasper County "Superfund" Site. The site contains lead and zinc mine tailings produced from mining activities that occurred from the 1800s through the mid-1950s in the southwestern portion of Missouri. The PRPs have agreed to perform a Remedial Investigation/Feasibility study at this site. Kellogg Brown & Root's share of the cost of this study is not expected to be material. In addition to the "Superfund" issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At present, Kellogg Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages.
         We  take  a  proactive   approach  in  evaluating  and  addressing  the
environmental impact of sites where we are operating or have maintained operations. As a result we incur costs each year assessing and remediating contaminated properties to avoid future liabilities, complying with legal and regulatory requirements, and responding to claims by third parties.
         Finally, we incur costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. Except for our potential liability at the Jasper County "Superfund" site, we do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         Our accrued liabilities for environmental matters were $30 million as of June 30, 2000 and December 31, 1999.
         Other. We are a party to various other legal proceedings. However, we believe any liabilities which may arise from these proceedings will not be material to our consolidated financial position and results of operations.

Note 9.  Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income per share are options to purchase 1 million shares in 2000 and 3 million shares in 1999 which were outstanding during the three months ended June 30, 2000 and June 30, 1999, respectively. These options were excluded because the option exercise price was greater than the average market price of the common shares. Also excluded from the computation are rights we issued in connection with the PES acquisition for between 850,000 to 1.2 million shares of Halliburton common stock. These rights will result in additional shares of common stock to be issued between February 2001 and 2003. See Note 3.

                                                            Three Months                    Six Months
                                                            Ended June 30                  Ended June 30
Millions of dollars and shares except                ----------------------------    ---------------------------
per share data                                           2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting method                      $      52     $      55         $      79     $     108
================================================================================================================
Basic weighted average shares                               444           440               443           440
Effect of common stock equivalents                            5             4                 4             3
----------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                             449           444               447           443
================================================================================================================
Income per common share from continuing
     operations before change in accounting
     method:
Basic                                                 $    0.12     $    0.13         $    0.18     $    0.25
================================================================================================================
Diluted                                               $    0.12     $    0.13         $    0.18     $    0.25
================================================================================================================
Income from discontinued operations:
Basic                                                 $    0.05     $    0.06         $    0.10     $    0.12
================================================================================================================
Diluted                                               $    0.05     $    0.06         $    0.10     $    0.12
================================================================================================================

Note 10. Comprehensive Income
         The cumulative translation adjustment of some of our foreign entities and minimum pension liability adjustments are the only components of other comprehensive income adjustments to net income.

                                                            Three Months                     Six Months
                                                            Ended June 30                  Ended June 30
                                                     ----------------------------    ---------------------------
Millions of dollars                                      2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------
Net income                                            $      75     $      83         $     339     $     145
Cumulative translation adjustment, net of tax               (40)          (15)              (61)          (39)
Adjustment to minimum pension liability                       -             -                 -            (7)
----------------------------------------------------------------------------------------------------------------
Total comprehensive income                            $      35     $      68         $     278     $      99
================================================================================================================

         Accumulated other comprehensive income at June 30, 2000 and December 31, 1999 consisted of the following:

                                                         June 30           December 31
                                                      ---------------    ----------------
Millions of dollars                                        2000               1999
-----------------------------------------------------------------------------------------
Cumulative translation adjustment                       $     (235)        $     (185)
Minimum pension liability                                      (12)               (19)
-----------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $     (247)        $     (204)
=========================================================================================

         The increase for the first six months of 2000 in cumulative translation adjustment is due mainly to changes in exchange rates of the British pound sterling experienced primarily by foreign entities engaged in engineering and construction activities.

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

                                    Twelve Months
                                  Ended December 31
                                ----------------------
Millions of dollars                     1998
------------------------------------------------------
Cost of services                      $    68
Cost of sales                              16
Special charges and credits               875
Discontinued operations                    21
------------------------------------------------------
Total                                 $   980
======================================================

         The table below includes the components of the pretax special charges and the amounts utilized and adjusted through June 30, 2000.

                                       Asset                   Facility        Merger
                                      Related    Personnel   Consolidation   Transaction     Other
Millions of dollars                   Charges     Charges       Charges        Charges      Charges      Total
------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                 $   453      $   157       $     93     $      -       $    18     $   721
Engineering & Construction Group            8           19              8            -             5          40
Discontinued operations                    18            1              2            -             -          21
General corporate                          30           58             23           64            23         198
------------------------------------------------------------------------------------------------------------------
Total                                     509          235            126           64            46         980
Utilized and adjusted                    (509)        (226)           (93)         (64)          (19)       (911)
------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                   -            9             33            -            27          69
Utilized in 2000                            -           (9)           (11)           -            (4)        (24)
------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000                 $     -      $     -       $     22     $      -       $    23     $    45
==================================================================================================================

         Personnel charges include severance and related costs incurred for announced employee reductions of 10,850 affecting all business segments, corporate and shared service functions. Personnel charges also include personnel costs related to change of control. In June 1999, management revised the planned employee reductions to 10,100, due in large part to higher than anticipated voluntary employee resignations. As of March 31, 2000, terminations of employees, consultants and contract personnel related to the 1998 special charge were substantially completed.
         Through June 30, 2000, we have vacated 95%, and sold or returned to the owner 86%, of the service and administrative facilities related to the 1998 special charge. The majority of the sold, returned or vacated properties are located in North America and were in the Energy Services Group. The remaining expenditures will be made as the remaining properties are vacated and sold.
         Other charges include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. Through June 30, 2000, we have utilized $23 million other special charge costs. The balance will be utilized during 2000, in connection with our renegotiations of agency agreements, supplier and other duplicate contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -  what factors and risks impact our business;
         - why our earnings and expenses for the second quarter of 2000 differ from the second quarter of 1999;
         - why our earnings and expenses for the first six months of 2000 differ from the first six months of 1999;
         -  what our capital expenditures were;
         -  what factors impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking statements. Forward-looking statements involve risks and uncertainties that may impact our actual results of operations. Statements in this Form 10-Q and elsewhere, which are forward-looking and which provide other than historical information, involve those risks and uncertainties. Our forward-looking information reflects our best judgement based on current information. From time to time we may also provide oral or written forward-looking statements in other materials we release to the public. We draw your attention to the fact that actual future results and/or events may differ from any or all of our forward-looking statements in this report and in any other materials we release to the public. Our forward-looking statements involve a number of risks and uncertainties. In addition, our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of our forward-looking information. As a result, no forward-looking statement can be guaranteed. Actual results may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Geopolitical and legal.
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         - operations in countries with significant amounts of political risk, for example, Nigeria, Angola, Russia, Libya, and Algeria;
         -  changes in foreign exchange rates;
         - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
            -  encourage or mandate the hiring of local contractors; and
            - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         - litigation, including, for example, asbestosis litigation and environmental litigation; and
         - environmental laws, including those that require emission performance standards for new and existing facilities;
         Weather related.
         - the effects of severe weather conditions, including hurricanes and tornadoes, on operations and facilities; and
         - the impact of prolonged mild weather conditions on the demand for and price of oil and natural gas;
         Customers and vendors.
         - the magnitude of governmental spending for military and logistical support of the type that we provide;
         - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         - changes in capital spending by governments for infrastructure projects of the sort that we perform;
         - changes in capital spending by customers in the wood pulp and paper industries for plants and equipment;
         -  consolidation of customers in the oil and gas industry;
         - claim negotiations with engineering and construction customers on cost variances and change orders on major projects; and
         - computer software, hardware and other equipment utilizing computer technology used by governmental entities, service providers, vendors, customers and Halliburton Company may not be compatible;
         Industry.
         -  technological and  structural changes  in  the  industries  that  we serve;
         -  changes in the price of oil and natural gas, including;
            - OPEC's ability to set and maintain production levels and prices for oil;
            -  the level of oil production by non-OPEC countries;
            - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
            -  the level of demand for oil and natural gas;
         -  changes in the price of commodity chemicals that we use;

         - risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins;
         - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
         - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
            - adverse movements in foreign exchange rates, interest rates, or commodity prices, or
            - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Personnel and mergers/dispositions.
         - increased competition in the hiring and retention of employees in specific areas, for example, energy services operations, accounting and treasury;
         -  disposition  of the remaining businesses of discontinued operations;
         - replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses;
         - integration of acquired businesses, including Dresser Industries, Inc. and its subsidiaries, into Halliburton, including;
            - standardizing information systems or integrating data from multiple systems;
            -  maintaining   uniform   standards,   controls,   procedures  and
               policies; and
            -  combining operations and personnel of acquired businesses with ours.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You may find information on how to access those calls at our web site www.halliburton.com.

BUSINESS ENVIRONMENT
         Our business is organized around two business segments:
         -  Energy Services Group and
         -  Engineering and Construction Group.
         Dresser Equipment Group is in the process of being sold and is now accounted for as discontinued operations.
         We conduct business in over 120 countries to provide a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. The majority of our revenues are generated through the sale of a comprehensive range of integrated and discrete services and products, including construction and project management activities, to the oil and gas industry. These services and products are used in the earliest phases of exploration and development of oil and gas reserves and continue through the refining, processing and distribution process. The industries we serve are highly competitive and we have many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls, and currency devaluations may result in increased business risk in some countries in which we operate. Those countries include, among others, Nigeria, Angola, Russia, Libya, and Algeria. However, we believe the geographic diversification of our business activities helps mitigate the risk that loss of business in any one country would be material to our consolidated results of operations.
         Energy Services Group.
         During the first six months of 2000, our oilfield services and products business experienced continued increases in activity that started within select geographic areas and product service lines during late 1999. During the second quarter of 2000, increases in activity expanded into all geographic areas and all product service lines within our oilfield services and products business. Our customers continue to expand their exploration efforts in deepwater to replace declines in existing oil and gas reserves. Deepwater field developments, in such areas as the Gulf of Mexico, West Africa and Latin America, provide existing and future opportunities for our Energy Service Group to provide our customers integrated services and products. Many of the same integrated services and products, as well as our discrete products and services, can also be applied to onshore and other offshore drilling and production programs and well servicing needs. We expect to continue to benefit in the future from additional capital spending by customers seeking technically advanced integrated solutions in the challenging deepwater environment.

         Worldwide average rig counts were 32% higher during the first six months of 2000 compared to the same period in 1999, primarily due to increases in North America. Strong demand for natural gas within the United States helped the average rig count in the United States increase over 300 rigs during the second quarter of 2000 compared to the second quarter of 1999. Onshore drilling in North America and offshore drilling in the Gulf of Mexico have contributed to sequential quarterly improvements in revenues and earnings within the Energy Services Group, particularly within the oilfield services product service lines. Continued increases in demand for natural gas within North America, combined with strong prices for natural gas and oil, are likely to contribute to continued growth in rig counts. As business continues to expand within North America, we have been able to improve our equipment utilization and pricing. These improvements should provide continued North American earnings growth into next year within this business segment.
         International activity began to increase in the latter part of the second quarter after lagging the recovery noted in North America for several quarters. Activity increases within the Energy Services Group have been most notable in the Middle East and certain areas within Latin America. Many international projects are large, complex field developments with long lead times, particularly deepwater projects in areas like West Africa and Latin America. Our business units within the Energy Services Group are poised to capitalize on these large, capital-intensive projects by creating customer value through the provision of a suite of integrated products and services. Recent deepwater awards we have received on projects in Brazil and Nigeria are positive signs that our customers are gaining confidence in the current level of oil and gas prices. The continued strength of oil and gas prices provides our customers the potential for returns required to justify increased capital spending in areas where exploration and production costs are higher. As our customers continue to increase their capital budgets, we expect international activity to gain further momentum in the second half of the year and into 2001.
         Engineering and Construction Group.
         Historically the downstream segment of the oil and gas industry benefits from higher oil and gas prices much later in the cycle than does the upstream businesses. Most of the factors that adversely affected the Energy Services Group during 1999 and into the first quarter of 2000 also affected the Engineering and Construction Group. We have continued to experience delays in large downstream engineering and construction projects being planned by our oil and gas industry customers. In addition, few additional projects are being identified by our customers. Many customers also continue to rationalize their requirements following mergers within the industry. The decrease in new capital projects should increase utilization of existing facilities, providing greater needs for maintenance and service. As a result, we anticipate increased maintenance and service awards to partially offset the effects of delays in the timing of new projects. The stability of oil and gas prices should contribute to additional future spending on chemical plants and petrochemical projects throughout the world, but the timing of such projects is still uncertain. In the interim, we will continue to work on projects already in backlog and identification of new maintenance opportunities. However, we do not anticipate many major projects to be approved and awarded by our customers until the latter half of this year or possibly into the first part of 2001.
         The group continues to see improving opportunities to provide support services to the United States military, to other United States agencies, and to government agencies of other countries, including the United Kingdom and Australia. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions and as governments continue to privatize infrastructure and support services.
         Discontinued Operations.
         Our financial statements now reflect Dresser Equipment Group as discontinued operations, and we have restated prior periods for this presentation. See Note 4.
         While we believe Dresser Equipment Group's businesses have significant potential to strategic buyers, the businesses do not fit with our strategic objectives. Consequently we are in the process of selling these businesses, and plan to complete the sales by March 31, 2001. We intend to invest the proceeds from the sales of these businesses in:
         -  acquisitions  and  internal  investments  related to our core energy services and engineering and construction businesses;
         -  repurchases of our common stock; and/or
         -  other general corporate purposes.
         Dresser Equipment Group's business is primarily affected by the demand from customers in the energy, power, chemical, and transportation industries for its products and services. Sales and earnings are also affected by changes in competitive prices, overall general economic conditions, fluctuations in capital spending by our customers, and the stability of oil and gas prices that ultimately produce cash flow for our customers. Mergers by our customers and declines in their capital spending contributed to a decline in revenues for the group as orders and projects were delayed during 1999 and into 2000. Because of the impact of these economic conditions, during 1999 the group took additional steps to reduce manufacturing and overhead costs and improve operating performance to remain a low cost provider. The benefits of these efforts began to materialize during the fourth quarter of 1999 and into the first half of 2000, as the group was able to improve operating margins on lower revenues.
         Although its business environment is highly competitive, strong demand exists for Dresser Equipment Group's products and services. An increase in demand in the second half of 2000 will depend on many of the same factors affecting our other businesses.
         Halliburton Company.
         Recent trends of increased oil and gas rig counts, sustained oil and gas prices at levels that provide incentives for increased capital investment by our customers, and generally strong global economic growth provide optimism for the energy industry. Steadily rising population and greater industrialization efforts should continue to propel worldwide economic expansion, especially in developing nations. These factors should cause increasing demand for oil and gas to produce refined products, petrochemicals, fertilizers and power. We are well positioned through our business segments to provide a broad suite of integrated and discrete products and services that provide our customers with solutions across the oil and gas life cycle.

RESULTS OF OPERATIONS IN 2000 COMPARED TO 1999

Second Quarter of 2000 Compared with the Second Quarter of 1999

                                                   Second Quarter
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $    1,897       $    1,681          $      216
Engineering and Construction Group                 971            1,372                (401)
----------------------------------------------------------------------------------------------
Total revenues                              $    2,868       $    3,053          $     (185)
==============================================================================================

         Consolidated revenues in the second quarter of 2000 of $2.9 billion decreased 6% compared to the second quarter of 1999. International revenues were 67% of total revenues for the second quarter of 2000 and 71% in the second quarter of 1999.
         Energy Services Group revenues increased 13% compared to the second quarter of 1999. International revenues were 67% of total revenues in the second quarter of 2000 compared to 73% in the same quarter of the prior year. Increased rig counts and business activity, primarily in North America, have followed increases in oil and gas prices that began during 1999. Strong North American drilling activity positively benefited our oilfield services product service lines. The pressure pumping product service line achieved revenue growth in excess of 30%, while drilling fluids, logging and completion products experienced growth of approximately 15%. Geographically, North American oilfield services revenues increased by 60% while Middle East and Latin American revenues increased 10% and 8%, respectively. Revenues declined 8% in our upstream oil and gas engineering and construction businesses, where the start-up of new projects recently awarded have not yet begun to supplement existing project revenues. Geographically, increased revenues from upstream projects in Mexico continue to help minimize the slow recovery in other geographic areas. Integrated exploration and production information systems revenues increased 19% compared to the prior year second quarter due to increased professional services and higher software sales.
         Engineering and Construction Group revenues were 29% lower in the second quarter of 2000 compared to the second quarter of 1999. About 66% of the group's revenues were from international activities compared to 68% in the prior year quarter. Our downstream oil and gas businesses have not yet benefited from higher oil and gas prices. Decreased revenues resulted from lower overall business activity, the completion of several major projects in 1999 and the first quarter of 2000, and the timing of major gas and liquefied natural gas projects in Nigeria and Malaysia for which start-ups were delayed until late in 1999. Revenues from a logistical support contract in the Balkans region increased compared to the second quarter of 1999 due to increased scope of the contract.

                                                   Second Quarter
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $      107       $       49          $       58
Engineering and Construction Group                  36               64                 (28)
General corporate                                  (17)             (17)                  -
Special credits                                      -               47                 (47)
----------------------------------------------------------------------------------------------
Total operating income                      $      126       $      143          $      (17)
==============================================================================================

         Consolidated operating income of $126 million was 12% lower in the second quarter of 2000 compared to the second quarter of 1999.

         Energy Services Group operating income for the second quarter of 2000 more than doubled compared to the second quarter of 1999. Operating income in our oilfield services product service lines more than tripled compared to the second quarter of 1999 due to a combination of increased activity and improved margins especially in North America. Improvements were highest in the pressure pumping and logging product service lines. While international regions improved compared to the prior year, profitability growth was strongest in North America due to a combination of increased utilization, resource constraints within the industry and pricing improvements. Operating income from upstream oil and gas engineering and construction projects for the quarter decreased by $21 million compared to the second quarter of 1999. The decrease was due to lower utilization of manufacturing and fabrication capacity and lower business activity. The declines were partially offset by improved utilization of vessels and improved results on projects in Mexico. Excluding $4 million from a favorable outcome on disputed royalty issues, operating income from integrated exploration and production information systems increased 200% year over year due to increased professional services and higher software sales.
         Engineering and Construction Group operating income for the second quarter of 2000 was 44% lower than the second quarter of 1999, in line with lower activity levels and delayed timing of major gas, liquefied natural gas and chemical projects. The sustained delay of downstream oil and gas projects is expected to restrict expansion of earnings throughout the second half of 2000 and into the first part of 2001.
         General corporate expense for the quarter was unchanged from the prior year second quarter.

NONOPERATING ITEMS
         Interest expense of $33 million for the second quarter of 2000 was unchanged compared to the second quarter of 1999. Higher interest rates on short-term debt offset the benefits of reduced debt.
         Interest income was $3 million in the second quarter of 2000, a decrease from the prior year's interest income of $6 million.
         Foreign exchange gains (losses), net was $3 million loss in the current year quarter compared to $3 million gain in the prior year second quarter. The gain in 1999 was primarily attributable to devaluation of the Euro.
         Provision for income taxes of $36 million resulted in an effective tax rate of 38.7%, consistent with the second quarter of 1999 rate of 39.1%, excluding special charge credits.
         Income from continuing operations was $52 million in the second quarter of 2000 compared to $55 million in the prior year quarter.
         Income from discontinued operations of $23 million in 2000 and $28 million in 1999 reflects the operations of Dresser Equipment Group. See Note 4. The 1999 results include Dresser-Rand which was sold in early February 2000 and our equity in earnings from Ingersoll-Dresser Pump which was sold in late December 1999. See Note 3. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. Excluding the results of Dresser-Rand and Ingersoll-Dresser Pump, revenues from discontinued operations were flat compared to the prior year second quarter while operating income increased 22% with improvements across all divisions.
         Net income for the second quarter of 2000 was $75 million or $0.17 per diluted share. The prior year's net income for the quarter was $83 million or $0.19 per diluted share.

First Six Months of 2000 Compared with the First Six Months of 1999

                                                  First Six Months
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $    3,620       $    3,434          $      186
Engineering and Construction Group               2,107            2,880                (773)
----------------------------------------------------------------------------------------------
Total revenues                              $    5,727       $    6,314          $     (587)
==============================================================================================

         Consolidated revenues in the first six months of 2000 of $5.7 billion decreased 9% compared to the first six months of 1999. International revenues were 66% of total revenues for the first six months of 2000 and 71% in the first six months of 1999 as activity in the United States continued to increase more rapidly than internationally.
         Energy Services Group revenues increased 5% compared to the first six months of 1999. International revenues were 68% of total revenues in the first six months of 2000 compared to 72% in the same period of the prior year. Oilfield services product service lines revenues increased 12%. The highest increases were noted in the pressure pumping product service line, which increased 21%, and logging services, which increased 9%. The remaining upstream oilfield product service lines increased about 5% except drilling systems, which decreased slightly. Geographically, oilfield services in North America continued its strong growth where revenues increased 42% compared to the first six months of 1999. Outside North America, oilfield services and products revenues decreased 8% compared to the first six months of the prior year as increases in international rig counts and related service activity did not begin until the second quarter of 2000. Continued increases in international rig counts and business activity are expected if oil and gas prices remain at strong levels. Revenues from our upstream oil and gas engineering and construction services decreased 7% from the same period of the prior year. The decrease in revenues reflects the continued effects of decreased capital expenditures by our customers, particularly in the United Kingdom sector of the North Sea. Activity in Latin America has doubled due to the continuing progress on several large engineering, procurement and construction projects, partially offsetting the reductions in activity elsewhere. Integrated exploration and production information systems revenues increased 15% compared to the first six months of 1999 primarily due to higher software sales and professional services.
         Engineering and Construction Group revenues were 27% lower in the first six months of 2000 compared to the first six months of 1999. About 64% of the group's revenues were from international activities compared to 69% in the prior year period. The decrease was primarily due to the timing of projects. Activity levels continued to be lower during the first six months of 2000 as major oil and gas companies continue to defer capital expenditures for major gas, liquefied natural gas and chemical projects. Decreases in downstream engineering and construction projects were partially offset by higher levels of logistics support services to military peacekeeping efforts in the Balkans due to expansion in scope in the contract.

                                                  First Six Months
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $      169       $      106          $       63
Engineering and Construction Group                  72              122                 (50)
General corporate                                  (34)             (34)                  -
Special credits                                      -               47                 (47)
----------------------------------------------------------------------------------------------
Total operating income                      $      207       $      241          $      (34)
==============================================================================================

         Consolidated operating income of $207 million was 14% lower in the first six months of 2000 compared to the first six months of 1999.
         Energy Services Group operating income for the first six months of 2000 increased 59% over the first six months of 1999. During the first six months of 2000, strong activity in North America contributed to increasing profitability in our oilfield services product service lines, particularly pressure pumping. Logging services operating income also improved as a result of the increased activity in North America. Given the strong focus on deepwater and onshore gas drilling within North America, activity increases in the Gulf of Mexico, South Texas and Rocky Mountain regions were greater than other areas. Revenues in other product service lines were down compared to the six months ended June 30, 1999, generally due to lower international activity offsetting increased activity in the United States. Operating income from upstream oil and gas engineering and construction projects for the first six months of 2000 decreased significantly as compared to prior year. The decrease is primarily attributable to the lower level of customer activity, which has caused low utilization of vessels and manufacturing capacity. Operating income from integrated exploration and production information systems more than doubled excluding the effect of the $4 million of income from the resolution of disputed royalty issues.
         Engineering and Construction Group operating income for the first six months of 2000 was 41% lower than the first six months of 1999, in line with lower activity levels and delayed timing of major gas, liquefied natural gas and chemical projects. Operating income from the logistics support contract in the Balkans, which peaked in the fourth quarter of 1999, was higher in the first six months of 2000 as compared to 1999, in line with increased activity. Due to the continued delays by our customers in starting new projects, we do not expect significant operating income growth for this segment for the remainder of the year and possibly the first part of 2001.
         General corporate expenses for the first six months were unchanged from the prior year period.

NONOPERATING ITEMS
         Interest expense of $66 million for the first six months of 2000 decreased $2 million compared to the first six months of 1999.
         Interest income was $10 million in the first six months of 2000, a decrease from the prior year's interest income of $37 million. The 1999 amounts included interest income from tax refunds and imputed interest on the note receivable from the sale of M-I L.L.C.
         Foreign exchange gains (losses), net were $7 million loss in the current first six months compared to $2 million gain in the same period in the prior year.
         Provision for income taxes of $56 million resulted in an effective tax rate of 38.9%, down slightly from the rate of 39.7% in the prior year period, excluding special charge credits.
         Income from continuing operations was $79 million in the first six months of 2000 compared to $108 million in the prior year period.

         Income from discontinued operations of $45 million in 2000 and $56 million in 1999 reflects the operations of Dresser Equipment Group. See Note 4. The 1999 results include Dresser-Rand, which was sold in early February 2000, and our equity in earnings from Ingersoll-Dresser Pump which was sold in late December 1999. See Note 3. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. Excluding the results of Dresser-Rand and Ingersoll-Dresser Pump, revenues from discontinued operations decreased 2% while operating income increased $9 million.
         Gain on disposal of discontinued operations of $215 million after-tax or $0.48 per diluted share in 2000 resulted from the sale of our 51% interest in Dresser-Rand to Ingersoll-Rand. See Note 4.
         Cumulative effect of change in accounting method, net of $19 million after-tax, or $0.04 per diluted share, in 1999 reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Subsequent annual expense under Statement of Position 98-5 after recording the cumulative effect of the change has not been materially different from amounts expensed under the prior accounting treatment.
         Net income for the first six months of 2000 was $339 million or $0.76 per diluted share. The prior year's net income was $145 million or $0.33 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the second quarter of 2000 with cash and equivalents of $363 million, a decrease of $103 million from the end of 1999.
         Operating activities. Cash flows used for operating activities of continuing operations were $275 million in the first six months of 2000 compared to $143 million in the first six months of the prior year. Special charges for personnel reductions, facility closures and integration costs used $24 million of cash in the first six months of 2000 and $154 million of cash in the first six months of the prior year. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $630 million of cash in the first six months of 2000 compared to $223 million in the same period of the prior year.
         Investing activities. Cash flows used for investing activities of continuing operations were $187 million in the first six months of 2000 and provided $104 million in 1999. Cash flows from investing activities in 1999 includes $254 million collected on the receivable from the sale of our 36% interest in M-I L.L.C. Capital expenditures in the first six months of 2000 were approximately $49 million lower than in the same period of the prior year. Although reduced, we feel our level of capital spending is appropriate.
         Financing activities. Cash flows used for financing activities of continuing operations were $431 million in the first six months of 2000. In the same period of the prior year, financing activities provided $27 million. In 2000, we repaid $305 million of long-term debt and had net repayments of $66 million of our short-term notes primarily due to proceeds received from the sales of Dresser-Rand and Ingersoll-Dresser Pump. We paid dividends of $111 million to our shareholders in the first six months of 2000 and $110 million in the same period in 1999.
         Discontinued operations. Net cash flows from discontinued operations provided $804 million in the first six months of 2000 and $139 million in the first six months of 1999. Amounts for the first six months of 2000 include proceeds from the sales of Dresser-Rand and Ingersoll-Dresser Pump of approximately $914 million.
         Capital resources. We believe we have sufficient resources from internally generated funds and access to capital markets to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 30% of total capitalization at June 30, 2000 compared to 35% at December 31, 1999.

MANAGEMENT SUCCESSION
         Dick Cheney, chairman of the board and chief executive officer, has accepted the Republican Party nomination for its vice presidential candidate. At a special meeting held July 25, 2000, the board of directors accepted Mr. Cheney's resignation effective at the close of business on August 16, 2000. Dave Lesar, currently president and chief operating officer, was elected by the board of directors to succeed Mr. Cheney. Mr. Lesar was named chairman of the board, president and chief executive officer, also effective at the close of business August 16, 2000.

 RESTRUCTURING ACTIVITIES
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million related to the Dresser merger and industry downturn. During the second quarter of 1999, we reversed $47 million of our 1998 special charges based on our reassessment of total costs to be incurred to complete the actions covered in the charges.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result, we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters. Except as noted in Note 8 to the condensed consolidated financial statements related to one site, none of these expenditures is expected by our management to have a material adverse effect on our results of operations.

DISCONTINUED OPERATIONS AND SHARE REPURCHASE PROGRAM
         On April 25, 2000 our Board of Directors approved plans to sell our Dresser Equipment Group segment and implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock.
         The sale of Dresser Equipment Group's remaining businesses are not expected to close until the fourth quarter of 2000 or first quarter of 2001. Proceeds from the planned sales of these businesses will be used for a combination of acquisitions supporting core activities and for internal investment opportunities. Because we cannot predict the timing of future acquisitions to replace the earnings from Dresser Equipment Group, we feel the implementation of a share repurchase program is timely and is an appropriate means of utilizing our strong and liquid balance sheet in the interim. The share repurchases will be effected from time-to-time through open market purchases or privately negotiated transactions. The plan gives management full discretion for its implementation and has no expiration date. We have not executed any purchases under this program through the end of July, 2000, but expect to begin repurchases in August, 2000.

SUBSEQUENT EVENT
         On July 5, Halliburton and Petrobras signed contracts worth approximately $2.6 billion to proceed with the development of both the Barracuda and Caratinga oilfields, located offshore Brazil in water depths varying between 600 and 1,350 meters.
         The principal work to be performed by our Brown & Root Energy Services business unit will total approximately $1.6 billion under a lump-sum engineering, procurement and construction contract with Barracuda Caratinga Leasing Company B.V. The contract includes work related to construction of 51 wells, fabrication and installation of flowlines and risers, construction and installation of two floating production, storage and offloading vessels and the commissioning, start-up and operations support for both fields.
         The approximate value of the remaining work is a drilling contract for approximately $1 billion that will be performed by a subsidiary of Petrobras. Petrobras will subcontract approximately $150 million of the oilfield services work to our Halliburton Energy Services business unit.
         We believe this award recognizes our capabilities in the technically challenging development of deepwater oil and gas resources and our unique capability to provide a broad array of oilfield and engineering and construction services.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. Statement of Financial Accounting Standards No. 133 is effective for us beginning January 1, 2001. We are currently reviewing contracts for embedded derivatives and evaluating the effects of the pronouncement on our current accounting for derivatives and hedging activities. We have not yet determined the effect, if any, on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk from changes in foreign currency exchange rates, interest rates and, to a limited extent, commodity prices. We currently use derivative instruments only in hedging our foreign currency exposures. To mitigate market risk, we selectively hedge our foreign currency exposure through the use of currency derivative instruments. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. The use of derivative instruments includes the following types of market risk:
         -  volatility of the currency rates;
         -  time horizon of the derivative instruments;
         -  market cycles; and
         -  the type of derivative instruments used.
         We do not use derivative instruments for trading purposes.
         We use a statistical model to estimate the potential loss related to derivative instruments used to hedge the market risk of our foreign exchange exposure. The model utilizes historical price and volatility patterns to estimate the change in value of the derivative instruments. Changes in value could occur from adverse movements in foreign exchange rates for a specified time period at a specified confidence interval. The model is a calculation based on the diversified variance-covariance statistical modeling technique and includes all foreign exchange derivative instruments outstanding at June 30, 2000. The resulting value-at-risk of $1 million estimates, with a 95% confidence interval, the potential loss we could incur in a one-day period from foreign exchange derivative instruments due to adverse foreign exchange rate changes.
         Our interest rate exposures at June 30, 2000 were not materially changed from December 31, 1999.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Stockholders held on May 16, 2000, stockholders were asked to consider and act upon (1) the election of Directors for the ensuing year, (2) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 2000, and (3) a proposal to amend and restate the 1993 Stock and Long-Term Incentive Plan. The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

         (1)      Election of Directors:

                  Name of Nominee               Votes For       Votes Withheld

                  Richard B. Cheney            372,616,747         2,800,422
                  Lord Clitheroe               372,518,543         2,898,626
                  Robert L. Crandall           372,614,898         2,802,271
                  Charles J. DiBona            372,575,759         2,841,410
                  Lawrence S. Eagleburger      343,664,347        31,752,822
                  William R. Howell            372,575,209         2,841,960
                  Ray L. Hunt                  372,714,643         2,702,526
                  J. Landis Martin             372,636,716         2,780,453
                  Jay A. Precourt              372,770,384         2,646,785
                  C. J. Silas                  372,638,827         2,778,342

         (2) Proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 2000:

                  Number of Votes For          370,397,583
                  Number of Votes Against        3,849,512
                  Number of Votes Abstaining     1,170,074
                  Number of Broker Non-Votes             0

         (3) Proposal to amend and restate the 1993 Stock and Long-Term Incentive Plan:

                  Number of Votes For          251,495,751
                  Number of Votes Against      121,149,943
                  Number of Votes Abstaining     2,757,475
                  Number of Broker Non-Votes        14,000

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

     *   3      By-laws of the company revised effective May 16, 2000.

     *10.1      Employment agreement.

     *10.2      Employment agreement.

     *10.3 Halliburton Company 1993 Stock and Long-Term Incentive Plan as amended and restated effective May 16, 2000.

     *  27      Financial data schedules  for the six months ended June 30, 2000
                (included only in the copy of this report filed electronically with the Commission).

                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

         During the second quarter of 2000:

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
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

May 19, 2000                   May 16, 2000                Item 5. Other Events for a press release announcing that
                                                           stockholders have elected all ten nominees to the board
                                                           of directors, ratified the appointment of Arthur
                                                           Andersen LLP to audit the financial statements for the
                                                           year 2000, and voted in favor of a proposal to amend and
                                                           restate the 1993 stock and long-term incentive plan.
                                                           The board of directors has declared a second quarter
                                                           dividend of 12.5 cents a share on common stock, payable
                                                           June 22, 2000 to stockholders of record at the close of
                                                           business on June 1, 2000.

         During the third quarter of 2000:

July 5, 2000                   July 5, 2000                Item 5. Other Events for a press release announcing that
                                                           Halliburton Company and Petrobras have signed contracts
                                                           to proceed with the development of both the Barracuda
                                                           and Caratinga offshore oil fields in Brazil.  The
                                                           contracts are valued at more than $2.5 billion and will
                                                           be performed by Brown & Root Energy Services and
                                                           Halliburton Energy Services business units, together
                                                           with Petrobras' exploration and production unit.  Work
                                                           will commence July, 2000.


Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

July 25, 2000                  July 20, 2000               Item 5. Other Events for a press release announcing that
                                                           the board of directors has declared a 2000 third quarter
                                                           dividend of 12.5 cents a share on common stock payable
                                                           September 27, 2000 to shareholders of record at the
                                                           close of business on September 6, 2000.

July 26, 2000                  July 25, 2000               Item 5. Other Events for a press release announcing that
                                                           Dick Cheney, chairman of the board and chief executive
                                                           officer, has accepted George W. Bush's invitation to be
                                                           Bush's Republican Party vice presidential running mate.
                                                           At a special meeting held July 25, 2000, the board of
                                                           directors accepted Mr. Cheney's resignation to become
                                                           effective at the close of business on August 16, 2000
                                                           and then elected Dave Lesar to the board of directors
                                                           and named him as registrant's chairman of the board,
                                                           president and chief executive officer, also to become
                                                           effective at the close of business on August 16, 2000.

July 28, 2000                  July 26, 2000               Item 5. Other Events for a press release announcing that
                                                           2000 second quarter net income was $75 million ($0.17
                                                           per share diluted) compared to $83 million ($0.19 per
                                                           share diluted) in the second quarter of 1999.  Revenues
                                                           from continuing operations were $2.9 billion in the 2000
                                                           second quarter, about the same as the 2000 first quarter.

August 7, 2000                 August 3, 2000              Item 5. Other Events for a press release announcing that
                                                           a definitive agreement was signed, pending final
                                                           approval from Petroleum Place shareholders, for
                                                           Halliburton Energy Services to acquire a 15% equity
                                                           position in Petroleum Place, Inc.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                            HALLIBURTON COMPANY




Date:   August 10, 2000                 By:  /s/   Gary V. Morris
                                           ---------------------------------
                                                   Gary V. Morris
                                            Executive Vice President and
                                               Chief Financial Officer







                                             /s/ R. Charles Muchmore, Jr.
                                           ---------------------------------
                                                 R. Charles Muchmore, Jr.
                                           Vice President and Controller and
                                              Principal Accounting Officer

Index to exhibits filed with this quarterly report.

Exhibit
Number         Description
-------        ----------------------------------------
3              By-laws of the company revised effective May 16, 2000.

10.1           Employment agreement.

10.2           Employment agreement.

10.3 Halliburton Company 1993 Stock and Long-Term Incentive Plan as amended and restated effective May 16, 2000.

27 Financial data schedules for the six months ended June 30, 2000 (included only in the copy of this report filed electronically with the Commission).