Form 10-Q
period 2000-09-30
HALLIBURTON CO
filed 2000-11-09
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000

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

Common stock, par value $2.50 per share:
Outstanding at October 31, 2000 - 442,404,000

                                                 HALLIBURTON COMPANY

                                                        Index

                                                                                                        Page No.
                                                                                                       -----------
PART I.         FINANCIAL INFORMATION                                                                      2-22

Item 1.         Financial Statements                                                                        2-4

                Quarterly Condensed Consolidated Financial Statements
                -     Statements of Income for the three months and nine months ended
                      September 30, 2000 and 1999                                                             2
                -     Balance Sheets at September 30, 2000 and December 31, 1999                              3
                -     Statements of Cash Flows for the nine months ended
                      September 30, 2000 and 1999                                                             4
                -     Notes to Financial Statements                                                        5-13
                      1.   Management representations                                                         5
                      2.   Business segment information                                                       5
                      3.   Acquisitions and dispositions                                                      6
                      4.   Discontinued operations                                                            6
                      5.   Receivables                                                                        8
                      6.   Inventories                                                                        8
                      7.   Dresser financial information                                                      8
                      8.   Commitments and contingencies                                                      9
                      9.   Income per share                                                                  12
                     10.   Comprehensive income                                                              12
                     11.   Special charges                                                                   13

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     14-22

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   22

PART II.        OTHER INFORMATION                                                                         22-24

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               22-24

Signatures                                                                                                   25

Exhibits:       -     Employment agreement

                -     Retirement Plan for the Directors as amended and restated effective
                      May 16, 2000

                -     Form of Nonstatutory Stock Option Agreement for Non-Employee Directors

                -     First Amendment to the Elective Deferral Plan

                -     Financial   data  schedules  for  the  nine  months  ended
                      September  30,  2000  (included  only in the  copy of this report filed electronically with the Commission)

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                    Three Months                Nine Months
                                                                 Ended September 30          Ended September 30
                                                              -------------------------   -------------------------
                                                                 2000         1999            2000         1999
-------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                       $   2,589    $   2,621      $   7,526     $   8,186
Sales                                                                413          338          1,169         1,027
Equity in earnings of unconsolidated affiliates                       22           14             56            74
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $   3,024    $   2,973      $   8,751     $   9,287
-------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                               $   2,410    $   2,494      $   7,094     $   7,843
Cost of sales                                                        362          309          1,038           913
General and administrative                                            92           89            252           256
Gain on sale of marine vessels                                       (88)           -            (88)            -
Special charges and credits                                            -            -              -           (47)
-------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                             $   2,776    $   2,892      $   8,296    $    8,965
-------------------------------------------------------------------------------------------------------------------
Operating income                                                     248           81            455           322
Interest expense                                                     (38)         (38)          (104)         (106)
Interest income                                                        6           31             16            68
Foreign currency gains (losses), net                                   4           (4)            (3)           (2)
Other, net                                                            (1)          (1)            (1)          (25)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and change in accounting method                       219           69            363           257
Provision for income taxes                                           (84)         (27)          (140)          (98)
Minority interest in net income of subsidiaries                       (5)          (4)           (14)          (13)
------------------------------------------------------------------------------------------------------- -----------
Income from continuing operations before change in
     accounting method                                               130           38            209           146
-------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income from discontinued operations, net of tax of $16, $13,
     $44, and $55                                                     27           20             72            76
Gain on disposal of discontinued operations, net of tax of $141        -            -            215             -
-------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                   27           20            287            76
Cumulative effect of change in accounting method, net
     of tax benefit of $11                                             -            -              -           (19)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $     157    $      58      $     496     $     203
===================================================================================================================
Basic income per share:
Income from continuing operations before change in
     accounting method                                         $    0.29    $    0.09      $    0.47     $    0.33
Income from discontinued operations                                 0.06         0.04           0.16          0.17
Gain on disposal of discontinued operations                            -            -           0.49             -
Change in accounting method                                            -            -              -         (0.04)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.35    $    0.13      $    1.12     $    0.46
===================================================================================================================
Diluted income per share:
Income from continuing operations before change in
     accounting method                                         $    0.29    $    0.09      $    0.47     $    0.33
Income from discontinued operations                                 0.06         0.04           0.16          0.17
Gain on disposal of discontinued operations                            -            -           0.48             -
Change in accounting method                                            -            -              -         (0.04)
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $    0.35    $    0.13      $    1.11     $    0.46
===================================================================================================================

Cash dividends per share                                       $   0.125    $   0.125      $   0.375     $   0.375

Basic average common shares outstanding                              445          441            444           440
Diluted average common shares outstanding                            451          445            448           443

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                 September 30        December 31
                                                                ---------------     ---------------
                                                                     2000                1999
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      310           $     466
Receivables:
Notes and accounts receivable, net                                     2,775               2,349
Unbilled work on uncompleted contracts                                   819                 625
---------------------------------------------------------------------------------------------------
Total receivables                                                      3,594               2,974
Inventories                                                              774                 723
Current deferred income taxes                                            177                 171
Net current assets of discontinued operations                            279                 793
Other current assets                                                     243                 235
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,377               5,362
Property, plant and equipment after accumulated
     depreciation of $3,155 and $3,122                                 2,327               2,390
Equity in and advances to related companies                              364                 384
Net goodwill                                                             610                 505
Noncurrent deferred income taxes                                         427                 398
Net noncurrent assets of discontinued operations                         388                 310
Other assets                                                             404                 290
---------------------------------------------------------------------------------------------------
Total assets                                                      $    9,897           $   9,639
===================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $      769           $     939
Current maturities of long-term debt                                       8                 308
Accounts payable                                                         655                 665
Accrued employee compensation and benefits                               255                 137
Advanced billings on uncompleted contracts                               283                 286
Income taxes payable                                                     236                 120
Accrued special charges                                                    6                  69
Other current liabilities                                                591                 509
---------------------------------------------------------------------------------------------------
Total current liabilities                                              2,803               3,033
Long-term debt                                                         1,049               1,056
Employee compensation and benefits                                       656                 672
Other liabilities                                                        669                 547
Minority interest in consolidated subsidiaries                            45                  44
---------------------------------------------------------------------------------------------------
Total liabilities                                                      5,222               5,352
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 453 and 448 shares                             1,132               1,120
Paid-in capital in excess of par value                                   249                  68
Deferred compensation                                                    (57)                (51)
Accumulated other comprehensive income                                  (324)               (204)
Retained earnings                                                      3,782               3,453
---------------------------------------------------------------------------------------------------
                                                                       4,782               4,386
Less 6 shares of treasury stock, at cost in both periods                 107                  99
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,675               4,287
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $    9,897           $   9,639
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                              Nine Months
                                                                          Ended September 30
                                                                     ------------------------------
                                                                          2000           1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $    496     $       203
Adjustments to reconcile net income to net cash from operations:
Net income from discontinued operations                                     (287)            (76)
Depreciation, depletion and amortization                                     388             379
(Benefit) provision for deferred income taxes                                (35)            104
Change in accounting method, net                                               -              19
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                             (28)              5
Accrued special charges                                                      (63)           (266)
Other non-cash items                                                         (66)             36
Other changes, net of non-cash items:
Receivables and unbilled work                                               (643)            (13)
Inventories                                                                  (47)             10
Accounts payable                                                              41             (91)
Other working capital, net                                                   151            (504)
Other, net                                                                   (96)           (109)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                  (189)           (303)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                        (367)           (386)
Sales of property, plant and equipment                                       181              89
Dispositions (acquisitions) of businesses, net                                 6             284
Other investing activities                                                   (27)              4
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (207)             (9)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Payments on long-term borrowings                                            (309)            (68)
Net borrowings (repayments) of short-term debt                              (169)            434
Payments of dividends to shareholders                                       (167)           (166)
Proceeds from exercises of stock options                                     102              44
Payments to re-acquire common stock                                          (24)             (4)
Other financing activities                                                    (5)             (7)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (572)            233
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      (14)              9
Net cash flows from discontinued operations   *                              826             162
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                 (156)             92
Cash and cash equivalents at beginning of period                             466             203
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    310     $       295
===================================================================================================
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $    114     $       114
Income taxes                                                            $    185     $       185
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $     90     $        90
Liabilities disposed of in dispositions of businesses                   $    499     $        16

* Net cash flows from discontinued operations in 2000 includes proceeds of approximately $914 million from the sales of Dresser-Rand in 2000 and Ingersoll-Dresser Pump in 1999. See Note 3.

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. In preparing financial statements in conformity with generally accepted accounting principles we must make estimates and assumptions that affect:
         -  the reported amounts of assets and liabilities,
         - the disclosure of contingent assets and liabilities at the date of the financial statements, and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 1999 Annual Report on Form 10-K. Prior year amounts have been reclassified to conform to the current year presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of September 30, 2000, the results of our operations for the three and nine months ended September 30, 2000 and 1999, and our cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 2000 and 1999 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         With the earlier announcement that we intend to sell Dresser Equipment Group, we now have two business segments. Both segments are organized around the products and services provided to the customers they serve. See the table below for financial information on our business segments. Dresser Equipment Group is presented as discontinued operations and discussed in Note 4.
         The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipe coating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Energy Services Group has three business units: Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics. These business units provide products and services designed to help major, national and independent oil and gas companies discover, develop and produce oil and gas. The long-term performance of these business units is linked to the long-term demand for oil and gas.
         The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Engineering and Construction Group has two business units:
Kellogg Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.
         Our equity in pretax income or losses for unconsolidated related companies that are accounted for on the equity method is included in revenues and operating income of the applicable segment. Intersegment revenues included in the revenues of the other business segments are immaterial.
         Operating income for the Energy Services Group in the third quarter and nine months ended September 30, 2000 benefited from the sale of three marine vessels. Brown & Root Energy Services recognized an $88 million gain on sale of these vessels.

         The table below presents revenues and operating income by segment.

                                                Three Months                Nine Months
                                             Ended September 30         Ended September 30
                                           ------------------------    ----------------------
Millions of dollars                          2000         1999            2000       1999
---------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $   2,021    $  1,700        $  5,641    $  5,134
Engineering and Construction Group             1,003       1,273           3,110       4,153
---------------------------------------------------------------------------------------------
Total                                      $   3,024    $  2,973        $  8,751    $  9,287
=============================================================================================

Operating income:
Energy Services Group                      $     233    $     56        $    402    $    162
Engineering and Construction Group                41          41             113         163
General corporate                                (26)        (16)            (60)        (50)
Special credits                                    -           -               -          47
---------------------------------------------------------------------------------------------
Total                                      $     248    $     81        $    455    $    322
=============================================================================================

Note 3.  Acquisitions and Dispositions
         PES acquisition. In February 2000, our offer to acquire the remaining 74% of the shares of PES (International) Limited that we did not already own was accepted by PES shareholders. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of between 850,000 to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2003. We have preliminarily recorded, subject to the final valuation of intangible assets and other costs, $115 million of goodwill which will be amortized over 20 years. PES is part of the Energy Services Group.
         Joint venture divestitures. In October 1999 we announced the sales to Ingersoll-Rand of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Both joint ventures were part of the Dresser Equipment Group segment. In April 2000 we announced plans to sell the remaining businesses within the Dresser Equipment Group. See Note 4. Our Ingersoll-Dresser Pump interest was sold in December 1999 for approximately $515 million. We recorded a gain on disposition of discontinued operations of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999 from the sale of Ingersoll-Dresser Pump. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% which was collected on January 14, 2000. On February 2, 2000 we completed the sale of our 51% interest in Dresser-Rand for a price of approximately $579 million. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in a gain on disposition of discontinued operations of $356 million before tax, or $215 million after-tax, for a net gain of $0.48 per diluted share in the first quarter of 2000. The proceeds from these sales were used to reduce short-term borrowings and for other general corporate purposes.

Note 4.  Discontinued Operations
         The Dresser Equipment Group in 1999 was comprised of six operating divisions and two joint ventures that manufacture and market equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 we announced our intentions to sell, and have subsequently sold, our interests in the two joint ventures within this segment. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. See Note 3. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group segment. As a result of this review, we determined that these businesses do not closely fit with our core businesses, long-term goals and strategic objectives. On April 25, 2000, our Board of Directors approved plans to sell all the remaining businesses within our Dresser Equipment Group segment. We expect to complete the sales of these businesses by the end of the first quarter of 2001.

         The Dresser DMD and Roots Divisions were consolidated into one operating division during 2000. The businesses which now comprise the Dresser Equipment Group, all of which were obtained in the 1998 merger with Dresser, include:
         - Dresser Valve Division - manufactures valves, actuators and chemical injection pumps;
         - Dresser DMD-Roots Division - manufactures rotary blowers for industrial applications as well as rotary gas meters for natural gas distribution;
         - Dresser Instrument Division - manufactures pressure gauges, thermometers, transducers, transmitters, pressure and temperature switches, calibration equipment, recorders, and other instruments for applications in process, petrochemical, power generation, pulp and paper, water resources, and other industries;
         - Dresser Wayne Division - manufactures retail automation and fuel dispensing systems; and
         - Dresser Waukesha Division - manufactures natural gas engines and engine generator sets.
         The financial results of the Dresser Equipment Group segment are presented as discontinued operations in our financial statements. Prior periods are restated to reflect this presentation.

                                                 Three Months                 Nine Months
                                              Ended September 30          Ended September 30
                                           -----------------------     ------------------------
Millions of dollars                          2000         1999            2000        1999
-----------------------------------------------------------------------------------------------
Revenues                                   $     346    $    560        $  1,037    $  1,840
===============================================================================================
Operating income                           $      42    $     33        $    115    $    140
Other income and expense                           1           1               1           1
Taxes                                            (16)        (13)            (44)        (55)
Minority interest                                  -          (1)              -         (10)
-----------------------------------------------------------------------------------------------
Net income                                 $      27    $     20        $     72    $     76
===============================================================================================

         Gain on disposal of discontinued operations in the first quarter of 2000 reflects the gain on the sale of Dresser-Rand in February 2000.

                                                        Nine Months
                                                     Ended September 30
                                                -----------------------------
Millions of dollars                                         2000
-----------------------------------------------------------------------------
Proceeds from sale, less intercompany
     settlement                                         $    536
Net assets disposed                                         (180)
-----------------------------------------------------------------------------
Gain before taxes                                            356
Income taxes                                                (141)
-----------------------------------------------------------------------------
Gain on disposal of discontinued operations             $    215
=============================================================================

         Net assets of discontinued operations are comprised of the following items:

                                           September 30         December 31
                                          ----------------    ----------------
Millions of dollars                            2000                1999
------------------------------------------------------------------------------
Receivables                                 $      272          $      904
Inventories                                        250                 515
Other current assets                                19                  34
Accounts payable                                  (131)               (267)
Other current liabilities                         (131)               (393)
------------------------------------------------------------------------------
Net current assets of discontinued
    operations                              $      279          $      793
==============================================================================

Net property, plant and equipment           $      216          $      401
Net goodwill                                       258                 263
Other assets                                        38                  74
Employee compensation and benefits                (120)               (313)
Other liabilities                                   (4)                 (5)
Minority interest in consolidated
    subsidiaries                                     -                (110)
------------------------------------------------------------------------------
Net noncurrent assets of discontinued
    operations                              $      388          $      310
==============================================================================

         Revenues, assets, and liabilities declined primarily due to the sales of Dresser-Rand and Ingersoll-Dresser Pump joint ventures. See Note 3. Improved operating margins in the remaining businesses more than offset the loss of earnings from these joint ventures in the third quarter of 2000 when compared to the prior year. On a year-to-date basis, the improved margins partially offset the loss of earnings from these two joint ventures.

Note 5.  Receivables
         Our receivables are generally not collateralized. Unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next month. Unbilled work on uncompleted contracts also includes claims and change orders that are in the process of being negotiated with customers. These claims and change orders amounted to $126 million at September 30, 2000 and $98 million at December 31, 1999 and are generally expected to be collected within one year.

Note 6.  Inventories
         The  cost  of  most  United  States  manufacturing  and  field  service inventories is determined using the last-in, first-out (LIFO) method. Inventories on the last-in, first-out method were $73 million at September 30, 2000 and $66 million at December 31, 1999. If the average cost method had been used for these inventories, total inventories would have been approximately $33 million higher than reported at September 30, 2000 and $35 million higher than reported at December 31, 1999.

                                  September 30             December 31
                                 ----------------    ------------------------
Millions of dollars                   2000                    1999
-----------------------------------------------------------------------------
Finished products and parts        $      523               $    619
Raw materials and supplies                183                     79
Work in process                            68                     25
-----------------------------------------------------------------------------
Total                              $      774               $    723
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

Dresser Industries, Inc.                      September 30            December 31
Financial Position                           ----------------    -----------------------
Millions of dollars                               2000                    1999
----------------------------------------------------------------------------------------
Current assets                                 $    5,133             $    5,011
Noncurrent assets                                   7,364                  5,106
----------------------------------------------------------------------------------------
Total                                          $   12,497             $   10,117
========================================================================================

Current liabilities                            $    2,007             $    2,133
Noncurrent liabilities                              1,692                  1,633
Minority interest                                      51                     45
Shareholders' equity                                8,747                  6,306
----------------------------------------------------------------------------------------
Total                                          $   12,497             $   10,117
========================================================================================

                                               Three Months                Nine Months
Dresser Industries, Inc.                    Ended September 30          Ended September 30
Operating Results                        ------------------------     -----------------------
Millions of dollars                         2000         1999            2000        1999
----------------------------------------------------------------------------------------------
Revenues                                   $  3,024     $  2,974       $ 8,751     $  9,287
==============================================================================================
Operating income                           $    266     $     87       $   489     $    291
==============================================================================================
Income from continuing operations
    before taxes, minority interest,
    and change in accounting
    method                                 $    237     $     49       $   387     $    156
Income taxes                                    (90)         (20)         (145)         (64)
Minority interest                                (5)          (4)          (14)         (13)
Discontinued operations, net                     27           20           287           76
Change in accounting method, net                  -            -             -          (19)
----------------------------------------------------------------------------------------------
Net income                                 $    169     $     45       $   515     $    136
==============================================================================================

Note 8.  Commitments and Contingencies
         Asbestos litigation. Since 1976, our subsidiary, Dresser Industries, Inc. and its former divisions or subsidiaries have been involved in litigation alleging some products they manufactured contained asbestos that injured persons that inhaled the fibers.
         Dresser has entered into agreements with insurance carriers, that cover, in whole or in part, indemnity payments, legal fees and expenses for specific categories of claims. Dresser is negotiating with insurance carriers for coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims.
         Our Engineering and Construction Group is also involved in asbestos litigation. Third parties allege they sustained injuries from the inhalation of asbestos fibers contained in some of the materials used in various construction and renovation projects involving our Brown & Root subsidiary, now named Kellogg Brown & Root, Inc. The insurance coverage for Kellogg Brown & Root for the applicable periods was written by Highlands Insurance Company. Highlands was a subsidiary of Halliburton prior to its spin-off to our shareholders in early 1996. Our negotiations with Highlands have not produced an agreement on the amount of insurance coverage for asbestos and defense costs. On April 5, 2000, Highlands filed suit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all asbestos claims filed against Halliburton after the spin-off. Highlands also alleges that, Halliburton did not adequately disclose to Highlands the existence of Halliburton's subsidiaries' potential asbestos liability. On August 23, 2000 Highlands issued a letter denying coverage under the policies based on the claims asserted in the Delaware action. We believe that Highlands is contractually obligated to provide insurance coverage for the asbestos claims filed against Kellogg Brown & Root and that Highlands' lawsuit and its denial of coverage are without merit. We intend to assert our right to the insurance coverage vigorously. On April 24, 2000, Halliburton filed suit against Highlands in Harris County, Texas, claiming that Highlands breached its contractual obligation to provide insurance coverage. We have asked the court to order Highlands to provide coverage for asbestos claims under the guaranteed cost policies issued by Highlands to Kellogg Brown & Root. This Texas action is currently set for trial on May 7, 2001.
         Since 1976, approximately 269,000 claims have been filed against various current and former divisions and subsidiaries. About 23,000 of these claims relate to Kellogg Brown & Root and the balance of these claims relate to Dresser, its former divisions and subsidiaries. Approximately 160,000 of these claims have been settled or disposed of at a gross cost of approximately $117 million with insurance carriers paying all but approximately $30 million. Claims continue to be filed, with about 33,000 claims filed in the first nine months of 2000. We have established an accrual estimating our liability for known asbestos claims. Our estimate is based on our historical litigation experience, settlements and expected recoveries from insurance carriers. Our expected insurance recoveries are based on agreements with carriers or, where agreements are still under negotiation or litigation, our estimate of recoveries. We believe that the insurance carriers with which we have signed agreements will be able to meet their share of future obligations under the agreements. Highlands has stated in its SEC filings that if it loses the litigation with us and is required to pay the asbestos claims against Kellogg Brown & Root, there could be a material adverse impact on Highlands' financial position. Highlands reported statutory capital surplus of $162 million to the Texas Insurance Commission in its Annual Statement for the year 1999. We believe that Highlands has the ability to pay substantially all of these asbestos claims and that the pending litigation will be resolved in our favor.
         At September 30, 2000, there were about 109,000 open claims, including about 21,000 associated with recoveries we expect from Highlands. Open claims at September 30, 2000 also include 9,100 for which settlements are pending. This compares with approximately 107,700 open claims at the end of the prior year. The accrued liabilities for these claims and corresponding billed and estimated recoveries from carriers are as follows:

                                              September 30         December 31
                                             ----------------    ----------------
Millions of dollars                               2000                1999
---------------------------------------------------------------------------------
Accrued liability                                $   82              $   71
Estimated insurance recoveries:
     Highlands Insurance Company                     42                  28
     Other insurance carriers                        14                  18
---------------------------------------------------------------------------------
Net asbestos liability                           $   26              $   25
=================================================================================

As of September 30, 2000, we have accounts receivables from Highlands Insurance Company of $2 million for payments we have made on asbestos claims. Accounts receivables for billings to other insurance carriers for payments made on claims were $12 million at September 30, 2000 and $9 million at December 31, 1999.
         We recognize the uncertainties of litigation and the possibility that a series of adverse court rulings or new legislation affecting the claims settlement process could materially impact the expected resolution of asbestos related claims. However, based upon:
         -  our historical experience with similar claims;
         -  the  time   elapsed  since  Dresser  and  its  former  divisions  or
            subsidiaries discontinued sale of products containing asbestos;
         -  the time elapsed  since  Kellogg  Brown & Root used  asbestos in any construction process; and
         - our understanding of the facts and circumstances that gave rise to asbestos claims, we believe that the pending asbestos claims will be resolved without material effect on our financial position or results of operations.
         Resolution of dispute with Global Industrial Technologies, Inc. We previously reported that under an agreement entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., from Dresser Industries, Inc., Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser's insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to-date paid the uncovered portion of asbestos claims with its own funds.
         We also reported that a dispute arose with Global concerning those agreements, which led to arbitration and litigation proceedings. We have now resolved the dispute and agreed with Global that:
         -  the arbitration, and all related litigation, is dismissed;
         - Global acknowledges its obligation to assume responsibility for new asbestos claims filed after the date of the spin-off;
         - Global agrees to continue to cooperate with Dresser on Dresser's remaining refractory claims; and,
         - Dresser continues to make available its direct insurance program for the Global assumed asbestos liabilities.
         Fort Ord litigation. One of our business units, Brown & Root Services, is a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the U.S. Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. Brown & Root Services has denied the allegations and is preparing to defend itself at trial, which is expected to occur in late 2001. We believe that the outcome of this civil litigation will not have a material adverse impact on us.
         Although in 1998, the U.S. Department of Justice declined to join this litigation, it has advised Brown & Root Services that Brown & Root Services is the target of a federal grand jury investigation regarding the contract issues raised in the litigation. In addition, Brown & Root Services has been served with grand jury subpoenas, which require the production of documents relating to the Fort Ord contract. Brown & Root Services is cooperating in the investigation and believes that it has acted in accordance with the law and the Fort Ord contract. The U.S. Department of Justice has not made any specific allegations against Brown & Root Services.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under United States federal law and comparable state laws. Kellogg Brown & Root, Inc. is one of nine PRPs named at the Tri-State Mining District Superfund Site, also known as the Jasper County Superfund Site. The site contains lead and zinc mine tailings produced from mining activities that occurred from the 1800s through the mid-1950s in southwestern Missouri. The PRPs have agreed to perform a Remedial Investigation/Feasibility Study at this site. Kellogg Brown & Root's share of the cost of this study is not expected to be material. In addition to the Superfund issues, the State of Missouri has indicated that it may pursue natural resource damage claims against the PRPs. At present, Kellogg Brown & Root cannot determine the extent of its liability, if any, for remediation costs or natural resource damages.
         We  take  a  proactive   approach  in  evaluating  and  addressing  the
environmental impact of sites where we are operating or have maintained operations. As a result we incur costs each year assessing and remediating contaminated properties to avoid future liabilities, complying with legal and regulatory requirements, and responding to claims by third parties.
         Finally, we incur costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. Except for our potential liability at the Jasper County Superfund Site, we do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         Our accrued liabilities for environmental matters were $30 million as of both September 30, 2000 and December 31, 1999.
         Other. We are a party to various other legal proceedings. We believe any liabilities which may arise from these proceedings will not be material to our consolidated financial position and results of operations.

Note 9.  Income Per Share
         Basic income per share amounts are based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income per share are options to purchase 1 million shares in 2000 and 2 million shares in 1999 that were outstanding during the nine months ended September 30, 2000 and September 30, 1999, respectively. These options were excluded because the option exercise price was greater than the average market price of the common shares. Also excluded from the computation are rights we issued in connection with the PES acquisition for between 850,000 to 2.1 million shares of Halliburton common stock. These rights will result in additional shares of common stock to be issued between February 2001 and 2003. See Note 3.

                                                            Three Months                    Nine Months
                                                         Ended September 30              Ended September 30
Millions of dollars and shares except                ----------------------------    ---------------------------
per share data                                           2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting method                      $     130     $      38         $     209     $     146
================================================================================================================
Basic weighted average shares                               445           441               444           440
Effect of common stock equivalents                            6             4                 4             3
----------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                             451           445               448           443
================================================================================================================
Income per common share from continuing
     operations before change in accounting
     method:
Basic                                                 $    0.29     $    0.09         $    0.47     $    0.33
================================================================================================================
Diluted                                               $    0.29     $    0.09         $    0.47     $    0.33
================================================================================================================
Income from discontinued operations:
Basic                                                 $    0.06     $    0.04         $    0.16     $    0.17
================================================================================================================
Diluted                                               $    0.06     $    0.04         $    0.16     $    0.17
================================================================================================================

Note 10.  Comprehensive Income
         The cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gain on investments are the only components of other comprehensive income adjustments to net income.

                                                            Three Months                    Nine Months
                                                         Ended September 30              Ended September 30
                                                     ----------------------------    ---------------------------
Millions of dollars                                      2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------
Net income                                            $     157     $      58         $     496     $     203
Cumulative translation adjustment, net of tax               (79)           13              (140)          (26)
Adjustment to minimum pension liability                       -             -                 -            (7)
Unrealized gain on investments                                2             -                 2             -
----------------------------------------------------------------------------------------------------------------
Total comprehensive income                            $      80     $      71         $     358     $     170
================================================================================================================

         Accumulated other comprehensive income at September 30, 2000 and December 31, 1999 consisted of the following:

                                                       September 30        December 31
                                                      ---------------    ----------------
Millions of dollars                                        2000               1999
-----------------------------------------------------------------------------------------
Cumulative translation adjustment                       $     (314)        $     (185)
Minimum pension liability                                      (12)               (19)
Unrealized gain on investments                                   2                  -
-----------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $     (324)        $     (204)
=========================================================================================

         The increase for the first nine months of 2000 in cumulative translation adjustment is due mainly to changes in exchange rates of the British pound sterling experienced primarily by foreign entities engaged in engineering and construction activities.

Note 11.  Special Charges
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million to provide for costs associated with the merger with Dresser and with the industry downturn resulting from declining oil and gas prices. During the second quarter of 1999, we reversed $47 million of the 1998 charges based on an assessment at that time of total costs to be incurred to complete the actions covered in our special charges. Special charges were reflected in the following captions of the condensed consolidated statements of income (special charges related to Dresser Equipment Group are presented in the captions for discontinued operations):

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
======================================================

         The table below includes the components of the pretax special charges and the amounts utilized and adjusted through September 30, 2000.

                                       Asset                   Facility        Merger
                                      Related    Personnel   Consolidation   Transaction     Other
Millions of dollars                   Charges     Charges       Charges        Charges      Charges      Total
------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment:
Energy Services Group                 $   453      $   157       $     93     $      -       $    18     $   721
Engineering & Construction Group            8           19              8            -             5          40
Discontinued operations                    18            1              2            -             -          21
General corporate                          30           58             23           64            23         198
------------------------------------------------------------------------------------------------------------------
Total                                     509          235            126           64            46         980
Utilized and adjusted                    (509)        (226)           (93)         (64)          (19)       (911)
------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                   -            9             33            -            27          69
Utilized in 2000                            -           (9)           (28)           -           (26)        (63)
------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000            $     -      $     -       $      5     $      -       $     1     $     6
==================================================================================================================

         Personnel charges include severance and related costs incurred for announced employee reductions of 10,850 affecting all business segments, corporate and shared service functions. Personnel charges also include personnel costs related to change of control. In June 1999, management revised the planned employee reductions to 10,100, due in large part to higher than anticipated voluntary employee resignations. By March 31, 2000, terminations of employees, consultants and contract personnel related to the 1998 special charge were substantially completed.
         Through September 30, 2000, we have vacated 97%, and sold or returned to the owner 90%, of the service and administrative facilities related to the 1998 special charge. The majority of the sold, returned or vacated properties are located in North America and were in the Energy Services Group. The remaining $5 million balance will be utilized in connection with ongoing facility disposals.
         Other charges include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. Through September 30, 2000, we have utilized $45 million other special charge costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -  factors and risks that impact our business;
         - why our earnings and expenses for the third quarter of 2000 differ from the third quarter of 1999;
         - why our earnings and expenses for the first nine months of 2000 differ from the first nine months of 1999;
         -  capital expenditures we made;
         -  factors that impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risks and uncertainties. Forward-looking information we provide reflects our best judgement based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Geopolitical and legal.
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         - operations in countries with significant amounts of political risk, including, for example, Nigeria, Angola, Russia, Libya, and Algeria;
         -  changes in foreign exchange rates;
         - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
            -  encourage or mandate the hiring of local contractors; and
            - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         - litigation, including, for example, asbestos litigation and environmental litigation; and
         - environmental laws, including, for example, those that require emission performance standards for facilities;
         Weather related.
         - the effects of severe weather conditions, including, for example, hurricanes and tornadoes, on operations and facilities; and
         - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
         Customers and vendors.
         - the magnitude of governmental spending for military and logistical support of the type that we provide;
         - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         - changes in capital spending by governments for infrastructure projects of the sort that we perform;
         -  consolidation of customers in the oil and gas industry;
         - claim negotiations with engineering and construction customers on cost variances and change orders on major projects;

         Industry.
         -  technological and  structural changes  in  the  industries  that  we serve;
         -  changes in the price of oil and natural gas, including:
            - OPEC's ability to set and maintain production levels and prices for oil;
            -  the level of oil production by non-OPEC countries;
            - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
            -  the level of demand for oil and natural gas;
         -  changes in the price of commodity chemicals that we use;
         - risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins;
         - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
         - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
            - adverse movements in foreign exchange rates, interest rates, or commodity prices, or
            - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Personnel and mergers/reorganizations/dispositions.
         - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and treasury;
         -  integration of acquired businesses into Halliburton, including:
            - standardizing information systems or integrating data from multiple systems;
            - maintaining uniform standards, controls, procedures and policies; and
            -  combining operations  and personnel  of acquired  businesses with ours;
         -  effectively    reorganizing   operations   and    personnel   within
            Halliburton;
         -  disposition   of   the   remaining    businesses   of   discontinued
            operations; and
         - replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts. You can find information on how to access those calls at our web site www.halliburton.com.

BUSINESS ENVIRONMENT
         With the announcement that we intend to sell the Dresser Equipment Group, our business is organized around two business segments:
         -  Energy Services Group and
         -  Engineering and Construction Group.
         The majority of our revenues come from the sale of services and products, including construction activities, to the oil and gas industry. We conduct business in over 120 countries providing a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. We offer a comprehensive range of integrated and discrete services and products as well as project management for oil and natural gas activities throughout the world. These services and products are used in the earliest phases of exploration and development of oil and gas reserves and continue through the refining, processing and distribution process. The industries we serve are highly competitive and we have many substantial competitors. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluation may result in increased business risk in some countries in which we operate. Those countries include, among others, Nigeria, Angola, Russia, Libya, and Algeria. However, we believe the geographic diversification of our business activities helps to reduce the risk that loss of business in any one country would be material to our consolidated results of operations.

         Energy Services Group.
         As oil and gas prices rebounded during 1999 and continued to increase throughout 2000, increased capital spending in the energy industry has been focused on upstream exploration and production. Geographically, our North American oilfield services product service lines have been first to benefit from this increased spending. Increased oil and gas prices have provided the economic incentives to produce new reserves and refurbish existing fields. Combined with higher prices for natural gas, increased demand for gas-powered electricity for industrial and commercial use has increased the level of natural gas exploration and production within the United States and Canada. Average oil and gas rig counts for the United States and Canada have increased by 400 rigs compared to a year ago, with gas rigs comprising the majority of the increase. We expect activity in North America to continue to increase, but at a slower pace than we have experienced year-to-date. Internationally, major and national oil companies have taken a more cautious approach to increased capital spending. Many significant new international discoveries of oil have been located in complex deepwater environments that require larger capital investments. We believe oil prices will remain at levels that will encourage our customers to further increase capital spending, especially in deepwater areas.
         Engineering and Construction Group.
         Delays in capital spending that adversely affected the Energy Services Group during 1999 and into 2000 affected the Engineering and Construction Group to a greater extent. Additional investments in downstream capital projects, including refineries and petrochemical plants, have been slower to materialize than previously expected and awards of major projects continue to be delayed. In addition, many customers continue to rationalize their requirements following mergers within the industry. The comparative declines in the group's revenues reflect the delays in customers awarding new projects while we complete projects already in backlog, particularly within the Kellogg Brown & Root business unit. The lack of new projects will result in reduced margins in this business, which will negatively impact operating results into 2001. We believe that continued strengthening of the general global economy, growth in worldwide demand for oil and gas, and refining capacity constraints will provide long-term growth opportunities for the Engineering and Construction Group. The group also sees improving opportunities to provide support services to the United States military, other United States agencies, and government agencies of other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.
         Discontinued Operations.
         Our financial statements now reflect Dresser Equipment Group as discontinued operations, and we have restated prior periods for this presentation. See Note 4. Dresser Equipment Group's business is primarily affected by the demand from customers in the energy, power, chemical, and transportation industries for its products and services. Sales and earnings are also affected by changes in competitive prices and overall general economic conditions, fluctuations in capital spending by our customers, and the stability of oil and gas prices that ultimately produce cash flow for our customers. Continuing mergers and consolidations by our customers and declines in capital spending contributed to a reduction in revenues for the group, as orders and projects were delayed during 1999 and into 2000. Because of the impact of these economic conditions, during 1999 we took steps to reduce manufacturing and overhead costs to improve operating performance and remain a low-cost provider. The benefits of these efforts began to materialize during the fourth quarter of 1999 and throughout 2000, as the group was able to improve operating margins on lower revenues, particularly within the Valve division. Although its business environment is highly competitive, strong demand exists for Dresser Equipment Group's products and services. We expect demand growth into 2001 to be driven by the same factors that affect our other segments. While we believe Dresser Equipment Group's businesses have significant potential to strategic or financial buyers, the businesses do not fit with our current strategic objectives. We intend to utilize the proceeds from the sales of these businesses to invest in our core energy services business, where we feel we can have the greatest effect on our returns, and to repurchase our common stock.
         Halliburton Company.
         Recent announcements by our customers to increase spending in exploration and production, particularly spending by major and national oil and gas companies, provide optimism for the continued expansion of revenues and profitability within our upstream energy services product service lines. With the exception of deepwater projects, near term prospects for increased engineering and construction activity in either the upstream or downstream business are doubtful. Continued delays in such projects will negatively impact the financial results of our engineering and construction product service lines. While we are beginning to see indications of our customers proceeding with engineering and construction projects previously placed on hold, it is unlikely that these projects would positively impact our financial results until the second half of 2001. Considering the anticipated low levels of activity within the engineering and construction businesses, we are working to reduce overhead costs, delay internal projects and evaluate how we operate our engineering and construction businesses. This includes the development of plans to combine all our engineering and construction companies during the first quarter of 2001. We remain confident in the long-term prospects for our company. Steadily rising population and greater industrialization efforts should continue to propel worldwide economic expansion, especially in developing nations. These factors should cause increasing demand for oil and gas to produce refined products, petrochemicals, fertilizers, and power.

RESULTS OF OPERATIONS IN 2000 COMPARED TO 1999

Third Quarter of 2000 Compared with the Third Quarter of 1999

                                                    Third Quarter
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $    2,021       $    1,700          $      321
Engineering and Construction Group               1,003            1,273                (270)
----------------------------------------------------------------------------------------------
Total revenues                              $    3,024       $    2,973          $       51
==============================================================================================

         Consolidated revenues in the third quarter of 2000 of $3.0 billion increased $51 million compared to the third quarter of 1999. Increased oilfield services activity in the United States resulting from higher rig counts more than offset lower levels of international engineering and construction activity. International revenues were 64% of total revenues for the third quarter of 2000 and 70% in the third quarter of 1999.
         Energy Services Group revenues increased $321 million, or 19% compared to the third quarter of 1999. International revenues were 63% of total revenues in the third quarter of 2000 compared to 71% in the same quarter of the prior year. Rig counts and business activity have continued to grow significantly in North America. The continued strength in North American drilling activity positively benefited our oilfield services product service lines. The pressure pumping product service line, which represents about 45% of our oilfield services business unit revenues, achieved revenue growth of 40%, while logging experienced growth of 44% and drilling fluids, drilling systems, and completion products each experienced growth in excess of 20%. Geographically, North American oilfield services revenues increased 56%, while Middle East and Latin American revenues increased 19% and 15%, respectively. Europe/Africa and Asia Pacific revenues increased 9% and 1%, respectively. Revenues declined 1% in our upstream oil and gas engineering and construction businesses. Recently awarded deepwater projects are in the start-up phase and have not yet replaced revenues from existing projects that are nearing completion. Increased revenues from projects in Mexico continue to help minimize the slow recovery in other geographic areas. Integrated exploration and production information systems revenues increased 10% compared to the prior year third quarter due to increased software sales.
         Engineering and Construction Group revenues were 21% lower in the third quarter of 2000 compared to the third quarter of 1999. About 67% of the group's revenues were from international activities compared to 68% in the prior year quarter. Our downstream engineering and construction businesses have not yet benefited from higher oil and gas prices, as additional capital spending by our customers has focused primarily on upstream exploration and production and merger integration activities. Continued merger activity among the major oil companies may further delay spending on major downstream projects. All major product service lines decreased with the exception of maintenance, which had a 17% increase year-over-year, and our ship refitting business in the United Kingdom which increased 15%. Revenues from a logistical support contract in the Balkans region decreased $60 million compared to the third quarter of 1999 due to a shift from the construction phase to the sustaining phase earlier this year.

                                                    Third Quarter
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $      233       $       56          $      177
Engineering and Construction Group                  41               41                   -
General corporate                                  (26)             (16)                (10)
----------------------------------------------------------------------------------------------
Total operating income                      $      248       $       81          $      167
==============================================================================================

         Consolidated operating income of $248 million was 206% higher in the third quarter of 2000 compared to the third quarter of 1999. The quarter included several nonrecurring items, including $88 million gain on the sale of marine vessels and $9 million of costs related to the previous chairman's early retirement. Excluding these two items, operating income increased 109% compared to the prior year.
         Energy Services Group operating income for the third quarter of 2000 increased four-fold compared to the third quarter of 1999. Operating income in our oilfield services product service lines also more than quadrupled over the same period due to a combination of increased activity and improved margins, especially in the pressure pumping and logging product service lines. Profitability growth was greatest in North America due to a combination of pricing improvements and increased equipment and resource utilization. Overall, other regions improved slightly compared to the prior year. Operating income from upstream engineering and construction projects for the quarter increased $77 million compared to the third quarter of 1999. The increase is due to a pretax gain of approximately $88 million on the sale of two semi-submersible vessels to a 50% owned joint venture and the sale of a multi-purpose support vessel. Excluding the gain on sale of marine vessels, operating income for the upstream engineering and construction product service lines declined $11 million. The decline was due to the continued delay of new projects and lower utilization of manufacturing and fabrication capacity. Operating income from integrated exploration and production information systems increased 67% year-over-year due to increased software sales.
         Engineering and Construction Group operating income for the third quarter of 2000 was flat compared to the third quarter of 1999 on lower revenues. Operating income in 2000 benefited from improved margins on gas projects and ship refitting activities. Changes in operating income on other major product service lines in 2000 were consistent with the corresponding changes in the levels of revenue.
         General corporate expense for the quarter increased $10 million including $9 million expense recorded for the early retirement of the previous chairman.

NONOPERATING ITEMS
         Interest expense of $38 million for the third quarter of 2000 was unchanged compared to the third quarter of 1999. Higher interest rates on higher average short-term debt offset lower levels of long-term debt.
         Interest income was $6 million in the third quarter of 2000, a decrease from the prior year's interest income of $31 million, which included $20 million related to the settlement of income tax issues in the United States.
         Foreign exchange gains (losses), net was $4 million gain in the current year quarter compared to $4 million loss in the prior year third quarter.
         Provision for income taxes of $84 million resulted in an effective tax rate of 38.4%, comparable with the third quarter of 1999 rate of 39.1%.
         Income from continuing operations was $130 million in the third quarter of 2000 compared to $38 million in the prior year quarter.
         Income from discontinued operations of $27 million in 2000 and $20 million in 1999 reflects the operations of Dresser Equipment Group. See Note 4. The 1999 results include Dresser-Rand, which was sold in early February 2000, and our equity in earnings from Ingersoll-Dresser Pump, which was sold in late December 1999. See Note 3. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. Excluding the results of Dresser-Rand and Ingersoll-Dresser Pump, revenues from discontinued operations were flat compared to the prior year third quarter while operating income increased $13 million. All product service lines improved from the prior year. The 2000 results reflect the impact of a recent acquisition of a joint venture partner in Japan. Excluding the effects of the acquisition, revenues decreased 5%. Operating income benefited from cost reductions initiated in 1999 by all product lines and a positive litigation settlement.

         Net income for the third quarter of 2000 was $157 million or $0.35 per diluted share. The prior year's net income for the quarter was $58 million or $0.13 per diluted share.

First Nine Months of 2000 Compared with the First Nine Months of 1999

                                                  First Nine Months
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $    5,641       $    5,134          $      507
Engineering and Construction Group               3,110            4,153              (1,043)
----------------------------------------------------------------------------------------------
Total revenues                              $    8,751       $    9,287          $     (536)
==============================================================================================

         Consolidated revenues in the first nine months of 2000 of $8.8 billion decreased 6% compared to the first nine months of 1999. International revenues were 66% of total revenues, down from 71% in the first nine months of 1999. Growth in our domestic oilfield services business, combined with declining international revenue due to the completion of several large engineering and construction projects, contributed to the percentage decrease.
         Energy Services Group revenues increased 10% compared to the first nine months of 1999. International revenues were 66% of total revenues in the first nine months of 2000 compared to 72% in the same period of the prior year. Oilfield services product service lines continued their strong growth with increases of 18%. The highest increases were noted in the pressure pumping product service line, which increased 27%, and logging services, which increased 21%. The remaining oilfield product service lines increased from 4% to 14%.
Strong growth continued in North America oilfield services, where revenues increased 47% compared to the first nine months of 1999. Outside North America, oilfield services and products revenues decreased 2% compared to the first nine months of the prior year as the international rig count has been slow to recover. Increases in international rig counts and activity are expected if oil and gas prices remain strong. Revenues from our upstream oil and gas engineering and construction services decreased 5% from the same period of the prior year. The decrease in revenues reflects the continued effects of decreased capital expenditures by our customers, particularly in the United Kingdom sector of the North Sea. Activity in Latin America has more than doubled due to the continuing progress on several large engineering, procurement and construction projects, partially offsetting the reductions in activity elsewhere. Integrated exploration and production information systems revenues increased 13% compared to the first nine months of 1999 primarily due to higher software sales and professional services.
         Engineering and Construction Group revenues were 25% lower in the first nine months of 2000 compared to the first nine months of 1999. International revenues were the primary cause as they decreased 29% and accounted for 65% of the group's revenues compared to 69% in the prior year period. The decrease was primarily due to the completion of several large projects in late 1999 and 2000. Activity levels continued to be lower during the first nine months of 2000 as major oil and gas companies continued to defer capital expenditures for major gas, liquefied natural gas and chemical projects. Decreases in downstream engineering and construction projects were partially offset by higher levels of logistics support services to military peacekeeping efforts in the Balkans. This increase, which occurred in the first half of 2000, was due to an expansion in scope in the contract.

                                                  First Nine Months
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2000             1999             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $      402       $      162          $      240
Engineering and Construction Group                 113              163                 (50)
General corporate                                  (60)             (50)                (10)
Special credits                                      -               47                 (47)
----------------------------------------------------------------------------------------------
Total operating income                      $      455       $      322          $      133
==============================================================================================

         Consolidated operating income of $455 million was 41% higher in the first nine months of 2000 compared to the first nine months of 1999.

         Energy Services Group operating income for the first nine months of 2000 increased 148% over the first nine months of 1999. During the first nine months of 2000, strong activity in North America contributed to increasing profitability in our pressure pumping and logging product service lines. Strong oil and gas prices throughout most of 2000 have continued to keep the industry's focus on deepwater and onshore gas drilling within North America. Activity increases in the Gulf of Mexico, South Texas and Rocky Mountain regions were greater than other areas. Operating income in other oilfield services product service lines were down compared to the nine months ended September 30, 1999. This decrease is generally due to lower international profits offsetting increased profitability in the United States. Operating income from upstream oil and gas engineering and construction projects for the first nine months of 2000 increased as compared to the prior year. This increase was primarily due to the sale of three marine vessels in the third quarter of 2000, which resulted in a pretax gain of approximately $88 million. Excluding this gain, operating income decreased due to lower utilization of manufacturing and fabrication capacity. Operating income from integrated exploration and production information systems increased more than ten-fold even after excluding the effect of the $4 million of income from the resolution of disputed royalty issues in the second quarter of 2000.
         Engineering and Construction Group operating income for the first nine months of 2000 was 31% lower than the first nine months of 1999. This decrease is in line with lower activity levels and delayed timing of major gas, liquefied natural gas and chemical projects. Operating income from the logistics support contract in the Balkans, which peaked in the fourth quarter of 1999, was higher in the first nine months of 2000 as compared to 1999, due to increased activity. Due to the continued consolidation of our customers in the energy industry, which has resulted in delays by our customers in starting new projects, we do not expect significant operating income growth for this segment for the remainder of the year and possibly most of 2001.
         General corporate expense for the quarter increased $10 million, including $9 million of expense recorded for the retirement of the previous chairman.

NONOPERATING ITEMS
         Interest expense of $104 million for the first nine months of 2000 decreased $2 million compared to the first nine months of 1999. Higher interest rates have offset the effects of lower levels of debt.
         Interest income was $16 million in the first nine months of 2000, a decrease from the prior year's interest income of $68 million. The 1999 amounts included interest income from tax refunds and imputed interest on the note receivable from the sale of M-I L.L.C.
         Foreign exchange gains (losses), net were $3 million loss in the current first nine months compared to $2 million loss in the same period in the prior year.
         Provision for income taxes of $140 million resulted in an effective tax rate of 38.6%, down slightly from the rate of 39.5% in the prior year period, excluding special charge credits.
         Income from continuing operations was $209 million in the first nine months of 2000 compared to $146 million in the prior year period.
         Income from discontinued operations of $72 million in 2000 and $76 million in 1999 reflects the operations of Dresser Equipment Group. See Note 4. The 1999 results include Dresser-Rand, which was sold in early February 2000, and our equity in earnings from Ingersoll-Dresser Pump, which was sold in late December 1999. See Note 3. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. Excluding the results of Dresser-Rand and Ingersoll-Dresser Pump, revenues from discontinued operations decreased about 1% while operating income increased $22 million. The 2000 results reflect the impact of a recent acquisition of a joint venture partner in Japan. Excluding the effects of the acquisition, revenues decreased 4%. Operating income benefited from cost reductions initiated in 1999 by all product lines and a positive litigation settlement.
         Gain on disposal of discontinued operations of $215 million after-tax or $0.48 per diluted share in 2000 resulted from the sale of our 51% interest in Dresser-Rand to Ingersoll-Rand. See Note 4.
         Cumulative effect of change in accounting method, net of $19 million after-tax, or $0.04 per diluted share, in 1999 reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Subsequent annual expense under Statement of Position 98-5 after recording the cumulative effect of the change has not been materially different from amounts expensed under the prior accounting treatment.
         Net income for the first nine months of 2000 was $496 million or $1.11 per diluted share. The prior year's net income was $203 million or $0.46 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the third quarter of 2000 with cash and equivalents of $310 million, a decrease of $156 million from the end of 1999.
         Operating  activities.  Cash flows  used for  operating  activities  of continuing  operations  were  $189  million  in the  first  nine  months of 2000 compared to $303 million in the first nine months of the prior year. Special charges for personnel reductions, facility closures and integration costs used $51 million of cash in the first nine months of 2000 and $190 million of cash in the first nine months of the prior year. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $498 million of cash in the first nine months of 2000 compared to $598 million in the same period of the prior year.
         Investing activities. Cash flows used for investing activities of continuing operations were $207 million in the first nine months of 2000 and $9 million in 1999. Cash flows from investing activities in 1999 includes $254 million collected on the receivable from the sale of our 36% interest in M-I L.L.C. Capital expenditures in the first nine months of 2000 were approximately $19 million lower than in the same period of the prior year. Although reduced on a year-to-date basis, we have increased our level of capital expenditures in the second half of 2000 due to increased needs for capital equipment at Halliburton Energy Services. We expect our capital expenditures for the entire year of 2000 to be slightly higher than in 1999.
         Financing activities. Cash flows used for financing activities of continuing operations were $572 million in the first nine months of 2000. In the same period of the prior year, financing activities provided $233 million. In 2000, we repaid $309 million of long-term debt and had net repayments of $169 million of our short-term notes primarily due to proceeds received from the sales of Dresser-Rand and Ingersoll-Dresser Pump. We paid dividends of $167 million to our shareholders in the first nine months of 2000 and $166 million in the same period in 1999.
         Discontinued operations. Net cash flows from discontinued operations provided $826 million in the first nine months of 2000 and $162 million in the first nine months of 1999. Cash flows for the first nine months of 2000 include proceeds from the sales of Dresser-Rand and Ingersoll-Dresser Pump of approximately $914 million.
         Capital resources. We believe we have sufficient resources from internally generated funds and access to capital markets to fund our working capital requirements, share repurchases and investing activities. Our combined short-term notes payable and long-term debt was 28% of total capitalization at September 30, 2000 compared to 35% at December 31, 1999.

RESTRUCTURING ACTIVITIES
         During the third and fourth quarters of 1998, we incurred special charges totaling $980 million related to the Dresser merger and industry downturn. During the second quarter of 1999, we reversed $47 million of our 1998 special charges based on our reassessment of total costs to be incurred to complete the actions covered in the charges. As of September 30, 2000, we have substantially completed all activities relating to the 1998 special charges.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters. Except as noted in Note 8 to the condensed consolidated financial statements related to one site, none of these expenditures is expected by our management to have a material adverse effect on our results of operations.

DISCONTINUED OPERATIONS AND SHARE REPURCHASE PROGRAM
         On April 25, 2000 our Board of Directors approved plans to sell our Dresser Equipment Group segment and implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock.
         The sale of Dresser Equipment Group's remaining businesses are not expected to close until the first quarter of 2001. Proceeds from the planned sales of these businesses will be used for a combination of acquisitions supporting our oilfield services business and for internal investment opportunities. Because we cannot predict the timing of future acquisitions to replace the earnings from Dresser Equipment Group, we think our implementation of a share repurchase program is timely and is an appropriate means of using our strong and liquid balance sheet in the interim. Share repurchases have been and will be made from time-to-time through open market purchases or privately negotiated transactions. The repurchase program gives management discretion for its implementation and has no expiration date. We began executing purchases under this program in the third quarter of 2000.

ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. Statement of Financial Accounting Standards No. 133 is effective for us beginning January 1, 2001. We are currently completing (1) our review of contracts for embedded derivatives and (2) our evaluation of the effects of the pronouncement on our current accounting for derivatives and hedging activities. Based on the initial results of our reviews we do not anticipate that our adoption of Statement No. 133 will have a significant impact on our results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         We are exposed to market risk from changes in foreign currency exchange rates, interest rates and, to a limited extent, commodity prices. We currently use derivative instruments only in hedging these exposures. We do not use derivative instruments for trading purposes. None of these hedging activities are considered material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

    * 10.1      Employment agreement.

    * 10.2 Retirement Plan for the Directors as amended and restated effective May 16, 2000.

    * 10.3      Form of Nonstatutory  Stock Option  Agreement  for  Non-Employee
                Directors.

    * 10.4      First Amendment to the Elective Deferral Plan.

    *   27      Financial data schedules for the nine months ended September 30,
                2000   (included  only   in  the  copy  of   this  report  filed
                electronically with the Commission).

                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
During the third quarter of 2000:

July 5, 2000                   July 5, 2000                Item 5. Other Events for a press release announcing the
                                                           signing of contracts to proceed with the development of
                                                           both the Barracuda and Caratinga offshore oil fields in
                                                           Brazil between Halliburton and Petrobras.  The contracts
                                                           are valued at more than $2.5 billion and will be
                                                           performed by Brown & Root Energy Services and
                                                           Halliburton Energy Services business units, together
                                                           with Petrobras' exploration and production unit.



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

July 26, 2000                  July 25, 2000               Item 5. Other Events for a press release announcing that
                                                           Dick Cheney, chairman of the board and chief executive
                                                           officer, has accepted George W. Bush's invitation to be
                                                           Bush's Republican Party vice presidential running mate.
                                                           At a special meeting held July 25, 2000, the board of
                                                           directors accepted Mr. Cheney's resignation effective at
                                                           the close of business on August 16, 2000 and then
                                                           elected Mr. David J. Lesar to the board of directors and
                                                           named him chairman of the board, president and chief
                                                           executive officer, also to become effective at the close
                                                           of business on August 16, 2000.

July 28, 2000                  July 26, 2000               Item 5. Other Events for a press release announcing 2000
                                                           second quarter earnings.

August 7, 2000                 August 3, 2000              Item 5. Other Events for a press release announcing
                                                           that  Halliburton Energy Services, Inc., has signed a
                                                           definitive agreement, pending final approval from
                                                           Petroleum Place shareholders, to acquire a 15% equity
                                                           position in Petroleum Place, Inc.

August 11, 2000                August 9, 2000              Item 5. Other Events for a press release announcing that
                                                           twelve major oilfield services firms have stated their
                                                           intention to work together to form a joint venture
                                                           company, OFS Portal.

August 22, 2000                August 16, 2000             Item 5. Other Events for a press release announcing the
                                                           terms relating to the departure of Dick Cheney, chairman
                                                           of the board and chief executive officer.

August 24, 2000                August 23, 2000             Item 5. Other Events for a press release announcing
                                                           Brown & Root Services has been awarded a contract by the
                                                           Defense Threat Reduction Agency to provide services for
                                                           a $283 million project to eliminate Russian
                                                           Inter-Continental Ballistic Missiles and their silos.



Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

During the fourth quarter of 2000:

October 24, 2000               October 23, 2000            Item 5. Other Events for a press release announcing
                                                           Brown & Root Services is a defendant in litigation
                                                           alleging that Brown & Root Services violated provisions
                                                           of the False Claims Act while performing work for the
                                                           U.S. Army at Fort Ord, California.  The U.S. Department
                                                           of Justice has now advised Brown & Root Services that
                                                           Brown & Root Services is the target of a federal grand
                                                           jury investigation regarding the contract issues raised
                                                           in the litigation.

October 27, 2000               October 24, 2000            Item 5. Other Events for a press release announcing 2000
                                                           third quarter earnings.

October 27, 2000               October 26, 2000            Item 5. Other Events for a press release announcing that
                                                           the board of directors has declared fourth quarter
                                                           dividend of 12.5 cents a share on common stock payable
                                                           December 21, 2000 to shareholders of record at the close
                                                           of business on November 30, 2000.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                               HALLIBURTON COMPANY




Date:  November 9, 2000                   By:  /s/    Gary V. Morris
                                             --------------------------------
                                                      Gary V. Morris
                                               Executive Vice President and
                                                  Chief Financial Officer







                                               /s/ R. Charles Muchmore, Jr.
                                               ------------------------------
                                                   R. Charles Muchmore, Jr.
                                               Vice President and Controller and
                                                  Principal Accounting Officer

Index to exhibits filed with this quarterly report.

Exhibit
Number          Description
-------         -----------------------------------
10.1            Employment agreement.

10.2 Retirement Plan for the Directors as amended and restated effective May 16, 2000.

10.3            Form of  Nonstatutory  Stock Option  Agreement for  Non-Employee
                Directors.

10.4            First Amendment to the Elective Deferral Plan.

27 Financial data schedules for the nine months ended September 30, 2000 (included only n the copy of this report filed electronically with the Commission).