Form 10-K
period 2000-12-31
HALLIBURTON CO
filed 2001-03-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates on February 28, 2001, determined using the per share closing price on the New York Stock Exchange Composite tape of $39.82 on that date was approximately $17,029,000,000.

As of February 28, 2001, there were 428,468,110 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 20, 2001, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
     General development of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, equipment, maintenance, and engineering and construction to energy, industrial and governmental customers. Information related to acquisitions and dispositions is set forth in Note 2 to the financial statements of this annual report. Financial information about business segments. We operate in two business segments:
         -   Energy Services Group; and
         -   Engineering and Construction Group.
     Dresser Equipment Group is currently presented as discontinued operations resulting from the decision of the Board of Directors to sell Dresser Equipment Group as it does not fit our core business goals and objectives. See Note 4 to the financial statements for financial information about our business segments.
     Description of services and products. Our ability to mix, bundle or integrate products and services to meet the varied needs of our customers is of increasing importance in the highly competitive environment in which we operate. We believe that, based upon our customers' requirements, our future success will depend, in part, upon our ability to offer total capabilities and solutions on a global, industry-encompassing scale as well as discrete services and products. Our business strategy is focused on continuing to maintain global leadership in providing our customers discrete services, products, engineering, construction and maintenance which can be combined with our project management capabilities to provide our customers a wide range of integrated solutions. This strategy is dependent upon four key goals: - technological leadership;
         -   operational excellence;
         -   innovative business relationships; and
         -   a dynamic workforce.
     We offer a broad suite of products and services through the two business segments which operate globally as five business units. The following summary describes our services and products for each business segment and unit.
     ENERGY SERVICES GROUP
     The Energy Services Group segment consists of Halliburton Energy Services, Brown & Root Energy Services, and Landmark Graphics. This segment provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development and production of oil and gas. The segment serves independent, integrated, and national oil companies.
     Halliburton Energy Services provides discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services range from the initial evaluation of producing formations to drilling, completion, production and well maintenance for a single well or an entire field. Major product and service line offerings include:
         -   pressure pumping, including:
             -   cementing,
             -   production enhancement (fracturing and acidizing), and
             -   tools and testing;
         -   logging;
         -   drilling systems;
         -   drilling fluids systems;
         -   drill bits; and
         - specialized completion and production equipment and services, and well control products and services.
     Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. This is accomplished by pumping cement and chemical additives to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment and services.

     Production enhancement optimizes oil and gas reservoirs through a variety of pressure pumping services, including: fracturing and acidizing, sand control, coiled tubing, well control, nitrogen services, and specialty services. These services are used to clean out a formation or to fracture formations to allow increased oil and gas production.
     Tools and testing includes tubing-conveyed perforating products and services, drill stem and other well testing tools, data acquisition services and production applications.
     Logging products and services include our Magnetic Resonance Imaging Logging (MRIL(R)), high-temperature logging as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply medical diagnostic magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Our high temperature logging tools combine advanced electronic and mechanical tool designs, quality materials and a telemetry system to operate in high temperature and high pressure downhole environments. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
     Drilling systems and services are provided by Sperry-Sun Drilling Systems. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and related completion systems, and rig site information systems.
     Drilling fluids systems are provided by Baroid Drilling Fluids. These services provide fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid sells products for a wide variety of industrial customers.
     Drill bits, offered by Security DBS, include roller cone rock bits, fixed cutter bits, coring equipment and services, and other downhole tools used to drill wells.
     Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, well control services, and slickline equipment and services.
     Halliburton Energy Services also provides fully integrated oilfield management and technical expertise in the following areas:
         -   integrated solutions; and
         -   reservoir description.
     Integrated solutions provides value-added oilfield project management and solutions to independent, integrated, and national oil companies. Integrated solutions enhance field deliverability and maximize the customer's return on investment. These services leverage all Halliburton Energy Services product service lines and technologies as well as overall project management capabilities.
     Reservoir   description   is  composed  of  two  groups  -  geoscience  and
engineering, and computed products. The geoscience and engineering group provides a comprehensive suite of products including opportunity assessment, reservoir characterization, field development planning, production enhancement, reservoir surveillance, and reservoir management. The computed products group provides interpretation for wellbore imaging, waveform sonics, cement evaluation, production, and a variety of open and cased-hole information evaluation logs. By combining reservoir description with field service capabilities and technology, Halliburton Energy Services provides complete reservoir solutions.
     Brown & Root Energy Services provides worldwide engineering and construction services to the upstream oil and gas industry. Projects for our customers are executed on a cost reimbursable or lump-sum, turnkey basis. Brown & Root Energy Services offers deepwater and floating production solutions including deepwater riser solutions, floating production technologies and project management systems tailored to the specific needs of our customers. The offshore group integrates capabilities required to plan, engineer, construct and operate offshore production facilities. The group includes front-end engineering, detailed engineering, project management, procurement and construction, fabrication, and production services. Capabilities include the engineering, procurement and construction of offshore drilling and production platforms, process skids and modules, subsea components, turret mooring systems and production manifolds, structural pipe/caissons, semi-drilling rig components and prefabricated components.

     Brown & Root Energy Services' divisions provide both onshore and offshore support to customers.
         - Halliburton Subsea provides construction and installation capabilities, including a comprehensive fleet of semi-submersibles, remotely-operated vehicles and support vessels. These vehicles and vessels are used to install subsea manifolds, templates, spools, fixed risers, dynamic risers, mechanical connections, pilings and flexible pipelines. Halliburton Subsea also provides trenching and repair operations.
         - Wellstream manufactures and supplies flexible pipe. Flexible pipe is used primarily in the offshore oil and gas industry for both topside and subsea applications.
         - Fabrication products and services are provided by Brown & Root Energy Services at one facility and Brown & Root Energy Services and a joint venture partner at two additional facilities.
         - Pipeline services provided by our European Marine Contractors joint venture includes full turnkey pipeline services to offshore customers.
         -   Pipecoating   services   are   provided   by  our   joint  venture,
             Bredero-Shaw.
         - Granherne capabilities include feasibility, conceptual and front-end engineering and design, detailed engineering, procurement, construction site management, commissioning, startup and de-bottlenecking of both onshore and offshore facilities.
     Landmark Graphics provides integrated exploration and production software information systems and professional services. Landmark's software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs to optimize exploration, development and production decisions. Landmark's products and services integrate data workflows and operational processes across disciplines including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
     ENGINEERING AND CONSTRUCTION GROUP
     The Engineering and Construction Group segment, consisting of Kellogg Brown & Root and Brown & Root Services, provides a wide range of services to energy and industrial customers and government entities worldwide.
     Kellogg Brown & Root is a global provider of technology-based engineering and construction services using proprietary processes including project development, technology licensing and development, consulting, project management, engineering, procurement, construction, operations and maintenance services. Projects for our customers are often executed on a lump-sum, turnkey basis, including:
         -   engineering, procurement and construction services for:
             -   liquefied natural gas and gas processing facilities;
             -   ammonia plant design and technology;
             -   olefins, polymer and phenol plants; and
             -   forest products facilities;
         -   industrial maintenance services to private sector customers; and
         - planning, process technologies and engineering, procurement and construction services in the construction of refineries utilizing proprietary techniques in fluid catalytic cracking, hydroprocessing, and residuum processing.
     Brown & Root Services is a global provider to the private (primarily non-energy) and government sectors offering planning, design, construction, operations, maintenance, asset management and decommissioning of infrastructure, facilities and installations. The following summarizes the business unit's product service lines and their distinctive capabilities:
         - management and engineering - consulting and civil engineering services providing master planning and consulting, design, engineering, project and construction management, and facility start-up;
         - construction - management of large infrastructure and building projects. Other services include on-call construction and facilities modification and repair;

         - operations, maintenance and logistics - operation of government facilities and installations, including the provisioning of food and housing services for the life-cycle of large scale projects, weapons demilitarization, aircraft servicing, fuels handling and management, refuse collection, equipment maintenance and operations, public works support, and transportation services; and
         - investment management - participation in the design, building, financing and operation and ownership of toll roads, marine, and other public sector facilities.
     DRESSER EQUIPMENT GROUP
     The Dresser Equipment Group, now accounted for as discontinued operations, is made up of the operating divisions that design, manufacture and market equipment used by the energy industry to complete the process of finding, extracting, processing, and delivering petroleum and its related products.
Dresser Equipment Group products are also used by a multitude of other industries that serve all sectors of the economy.
     Product service lines in this segment include:
         -   compression and pumping;
         -   measurement;
         -   flow control; and
         -   power systems.
     The compression and pumping product service line included two joint ventures: Dresser-Rand and Ingersoll-Dresser Pump. Dresser-Rand manufactures and services gas turbines; centrifugal, reciprocating and axial compressors; stem turbines; electric motors and generators. Ingersoll-Dresser Pump provides a wide range of pumps for use in process and petrochemical industries, power generation, pulp and paper, water resources, mining, pipeline, marine, general industry and agriculture. In October 1999, we decided to sell our interests in Dresser-Rand and Ingersoll-Dresser Pump to Ingersoll-Rand. Ingersoll-Dresser Pump was sold on December 30, 1999. Dresser-Rand was sold on February 2, 2000.
     The measurement product service line includes the DMD-Roots, Instrument and Wayne Divisions. DMD produces gas meters, electronic products for gas systems, pipe fittings, couplings and repair devices for gas and water utilities and other industries. Roots manufactures rotary-lobe and centrifugal air and gas handling blowers as well as vacuum pumps. Instrument products include gauges, thermometers, switches, transducers, transmitters and instrument isolators for pressure and temperature measurement and control. Wayne manufactures and supplies retail automation control and fuel dispensing systems worldwide.
     The flow control product service line includes the Dresser Valve division which manufactures ball, gate, check, butterfly, plug, safety relief, automated globe, rotary control and specialty valves; chemical injection pumps; regulators; surge relievers and actuators.
     The power systems product service line includes the Waukesha Engine Division. Waukesha manufactures spark ignited gaseous fueled engines and packaged engine-driven generator sets used in field gas compression.
     In April 2000, we determined that the remaining parts of our Dresser Equipment Group business did not closely fit our core businesses and at that time we announced our intention to sell this business. See Note 3 to the financial statements for additional information on the sale of our interests in these activities.
     Markets and competition. We are one of the world's largest diversified energy services and engineering and construction services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. While we provide a wide range of discrete services and products, a number of customers have indicated a preference for integrated services and solutions. In the case of the Energy Services Group, integrated services and solutions relate to all phases of exploration, development and production of oil and gas. In the case of the Engineering and Construction Group, integrated services and solutions relate to all phases of design, procurement, construction, project management and maintenance of a facility. Demand for these types of integrated services and solutions is based primarily upon quality of service, technical proficiency and value created.
     We conduct business worldwide in over 120 countries. Since the markets for our services and products are so large and cross so many geographic lines, a meaningful estimate of the number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Generally, our services and products are marketed through our own servicing and sales organizations. A small percentage of sales of the Energy Service Group's and Dresser Equipment Group's products is made through supply stores and third-party representatives.
     Operations in some countries may be adversely affected by unsettled political conditions, expropriation or other governmental actions, and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. Information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included on page 17 under the caption "Financial Instrument Market Risk" and in Note 17 to the financial statements.
     Customers and backlog. In 2000, 1999, and 1998, respectively, 84%, 83% and 87% of our revenues from continuing operations were derived from the sale of products and services to the energy industry. The following schedule summarizes the backlog from continuing operations of engineering and construction projects at December 31, 2000 and 1999:

     Millions of dollars                                2000           1999
    ----------------------------------------------------------------------------
     Firm orders                                       $7,652         $8,829
     Government orders firm but not yet funded,
       letters of intent and contracts awarded but
       not signed                                       1,751            316
    ----------------------------------------------------------------------------
     Total                                             $9,403         $9,145
    ----------------------------------------------------------------------------

     We estimate that 50% of the total backlog existing at December 31, 2000 will be completed during 2001. Our backlog excludes contracts for recurring hardware and software maintenance and support services. Backlog does not indicate what future operating results will be because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
     Raw materials. Raw materials essential to our business are normally readily available. Where we are dependent on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in supply.
     Research, development and patents. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Information relating to our expenditures for research and development is included in Note 1 and Note 4 to the financial statements.
     We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed under patents owned by others. We do not consider a particular patent or group of patents to be material to our business.
     Seasonality. Weather and natural phenomena can temporarily affect the performance of our services. Winter months in the Northern Hemisphere tend to affect operations negatively, but the widespread geographical locations of our operations serve to mitigate the seasonal nature of our business.
     Employees. At December 31, 2000, we employed approximately 93,000 people worldwide including about 9,000 related to discontinued operations. At December 31, 1999, we employed approximately 103,000 people worldwide including about 15,000 related to discontinued operations.
     Environmental regulation. We are subject to various environmental laws and regulations. Compliance with these requirements has not substantially increased capital expenditures, adversely affected our competitive position or materially affected our earnings. We do not anticipate any material adverse effects in the foreseeable future as a result of existing environmental laws and regulations. See Note 9 to the financial statements.

Item 2. Properties.
     We own or lease hundreds of properties throughout the world. The following are the locations of our principal facilities, the facility types and their square footage for the continuing operations of our industry segments:

Energy Services Group                                                             Floor Area              Number of
                                                                                  (Sq. Ft.)              Facilities
                                                                           ----------------------------------------------
Location                                         Type of Facility            Leased        Owned      Leased     Owned
-------------------------------------------------------------------------------------------------------------------------
Texas                                            Engineering & Design               -        10,000       -          1
Mexico, Canada, Scotland, and other foreign
   locations                                     Engineering & Design          67,000       281,000       4          4
Texas                                            Manufacturing                      -     1,736,000       -          9
Oklahoma                                         Manufacturing                      -       878,000       -          1
Florida, Colorado, Missouri, Louisiana,
   and other locations in the U.S.               Manufacturing                267,000       103,000       9          2
Colombia, Canada, England, Scotland,
   Australia and other foreign locations         Manufacturing                158,000       978,000       5          9
Texas                                            Research & Development        70,000       480,000       2          2
Oklahoma                                         Research & Development             -       207,000       -          1
Colorado                                         Research & Development        35,000             -       1          -
Netherlands                                      Research & Development        11,000             -       1          -
Texas, Oklahoma and Florida                      Warehouse & Other             38,000       232,000       2          5
Mexico                                           Warehouse & Other            528,000             -       3          -
Colombia                                         Warehouse & Other            148,000       841,000       2          3
Norway and other foreign locations               Warehouse & Other            414,000        78,000      13          2
Texas, Oklahoma and other locations in the U.S.  Administrative Center        415,000       998,000      10          7
Algeria                                          Administrative Center        113,000             -       1          -
Norway, Scotland, Germany, England and other
   foreign locations                             Administrative Center        955,000       766,000      51          7
-------------------------------------------------------------------------------------------------------------------------
Total Energy Services Group                                                 3,219,000     7,588,000     104         53
-------------------------------------------------------------------------------------------------------------------------

Engineering and Construction Group                                                Floor Area              Number of
                                                                                   (Sq. Ft.)              Facilities
                                                                           ----------------------------------------------
Location                                         Type of Facility            Leased        Owned       Leased     Owned
-------------------------------------------------------------------------------------------------------------------------
Canada                                           Fabricating                        -       100,000       -          1
Texas, Alabama and Florida                       Engineering & Design         899,000       736,000       3          5
Mexico, Canada, England and Australia            Engineering & Design         221,000       165,000      19          2
Virginia, Florida, Texas and other locations
   in the U.S.                                   Administrative Center         82,000             -      10          -
England, Canada and other foreign locations      Administrative Center         16,000       251,000       6          5
-------------------------------------------------------------------------------------------------------------------------
Total Engineering and Construction Group                                    1,218,000     1,252,000      38         13
-------------------------------------------------------------------------------------------------------------------------

(continued on next page)

General corporate                                                                 Floor Area              Number of
                                                                                   (Sq. Ft.)              Facilities
                                                                           ----------------------------------------------
Location                                         Type of Facility            Leased        Owned       Leased     Owned
-------------------------------------------------------------------------------------------------------------------------
Texas and Washington, D.C.                       Administrative Center        383,000       984,000       8         10
England and other foreign locations              Administrative Center         49,000             -       4          -
-------------------------------------------------------------------------------------------------------------------------
Total general corporate                                                       432,000       984,000      12         10
-------------------------------------------------------------------------------------------------------------------------

     In addition to the above listed properties, we own or lease:
         - marine fabrication facilities covering approximately 790 acres in Texas, England, and Scotland;
         - mineral grinding facilities in Wyoming, Brazil, Colombia, Peru, and Venezuela covering approximately 660 acres;
         -   160 acre employee recreational facility in Oklahoma;
         - outdoor storage and undeveloped land covering 134 acres in Texas, Scotland, Australia, and Algeria; and
         - service centers, sales offices and field warehouses at approximately 220 locations in the United States, almost all of which are owned, and at approximately 250 locations outside the United States in both the Eastern and Western Hemispheres.
     We also have mineral rights to proven and prospective reserves of barite and bentonite. These rights include leaseholds, mining claims and property owned in fee. Based on the number of tons of each of the above minerals consumed in fiscal 2000, we estimate our proven reserves are sufficient for operations for the foreseeable future. All properties that we currently occupy are deemed suitable for their intended use.
     Among the properties listed in the tables above that are currently vacant or sublet:
         -   160 acre marine fabrication facility in Nigg, Scotland;
         -   408,000  square foot  manufacturing  facility in Fort Worth, Texas;
         -   54,000 square foot office  facility in Arlington, Texas; and
         -   204,000  square  foot  administrative  facility  in  Dallas, Texas.
     The properties listed in the tables above exclude the discontinued operations of Dresser Equipment Group.

Item 3. Legal Proceedings.
     Information relating to various commitments and contingencies is described in Note 9 to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant.

     The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2001, along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Jerry H. Blurton          Vice President and Treasurer, since July 1996
     (Age 56)                  Vice President - Finance & Administration of
                                 Halliburton Energy Services, August 1995 to
                                 July 1996

     Margaret E. Carriere      Vice President Human Resources, since August 2000
     (Age 49)                  Vice President and Associate General Counsel of
                                 Halliburton Energy Services, Inc., February
                                 2000 to August 2000
                               Law Department Manager of Integration &
                                 Development of Halliburton Energy Services,
                                 Inc., October 1998 to February 2000
                               Region Chief Counsel (London) Europe/Africa Law
                                 Department of Halliburton Energy Services,
                                 Inc., May 1994 to September 1998

     Lester L. Coleman         Executive Vice President and General Counsel,
     (Age 58)                    since May 1993

     Robert F. Heinemann       Vice President and Chief Technology Officer,
     (Age 47)                    since February 2000
                               Vice President of Mobil Technology Company and
                                 General Manager of Mobil Exploration and
                                 Producing Technical Center, 1997 to February
                                 2000
                               Manager of Surface Engineering and Upstream
                                 Strategic Research of Mobil Technology Company,
                                 1996 to 1997
                               Manager of Upstream Strategic Research of Mobil
                                 Technology Company, 1995 to 1996

     Arthur D. Huffman         Vice President and Chief Information Officer,
     (Age 48)                    since August 2000
                               Chief Information Officer of Group Air Liquide,
                                 1997 to August 2000
                               Vice President - Information Technology of Air
                                 Liquide America Corporation, 1995 to 1997

     John W. Kennedy           Executive Vice President - Global Business
     (Age 50)                    Development, since April 2000
                               Chief Operating Office of Brown & Root Energy
                                 Services, 1998 to April 2000
                               President of Dresser Enterprises, an internal
                                 marketing group of Dresser Industries, Inc., 1997 to 1998
                               President and Chief Operating Officer of Kellogg
                                 Oil & Gas Services Limited, 1995 to 1997

*    David J. Lesar            Chairman of the Board, President and Chief
     (Age 47)                    Executive Officer, since August 2000
                               President and Chief Operating Officer, May 1997
                                 to August 2000
                               Executive  Vice  President  and  Chief  Financial
                                 Officer, August 1995 to May 1997
                               President and Chief Executive Officer of Kellogg
                                 Brown & Root, Inc., September 1996 to January
                                 1999

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Gary V. Morris            Executive Vice President and Chief Financial
     (Age 47)                    Officer, since May 1997
                               Senior Vice President - Finance, February 1997 to
                                 May 1997
                               Senior Vice President, May 1996 to February 1997
                               Vice President - Finance of Brown & Root, Inc.,
                                 June 1995 to May 1996

     R. Charles Muchmore, Jr.  Vice President and Controller, since August 1996
     (Age 47)                  Finance & Administration Director - Europe/Africa
                                 of Halliburton Energy Services, September 1995 to August 1996

     David A. Reamer           Senior Vice President, since May 2000
     (Age 48)                  Senior Vice President-Shared Services Division of
                                 Halliburton Energy Services, Inc., since May
                                 1998
                               Senior Vice President-Shared Services of
                                 Halliburton Company, May 1998 to October 1998
                               Senior Vice President-Global Delivery of
                                 Products, Services and Solutions of
                                 Halliburton Energy Services, September 1997 to May 1998
                               Vice President-Global Delivery of Products,
                                 Services and Solutions of Halliburton Energy
                                 Services, April 1997 to September 1997
                               Vice President-Integrated Solutions of
                                 Halliburton Energy Services, August 1995 to
                                 April 1997

*    Donald C. Vaughn          Vice Chairman, since September 1998
     (Age 64)                  President and Chief Operating Officer of Dresser
                                 Industries, Inc., December 1996 to September
                                 1998
                               Executive Vice President, Dresser Industries,
                                 Inc., November 1995 to December 1996
                               Senior Vice President - Operations, Dresser
                                 Industries, Inc., January 1992 to November 1995
                               Chairman, President and Chief Executive Officer
                                 of M. W. Kellogg, Inc., June 1995 to June 1996
                               Chairman and Chief Executive Officer of The M. W.
                                 Kellogg Company, September 1986 to June 1996




* Members of the Executive Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5. Market  for  the  Registrant's  Common  Stock  and  Related  Stockholder
        Matters.
     Halliburton Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly dividend payment is included under the caption "Quarterly Data and Market Price Information" on page 64 of this annual report. Cash dividends on common stock for 2000 and 1999 were paid in March, June, September and December of each year. Our board of directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the board of directors and will depend upon, among other things, our:
         -   future earnings;
         -   general financial condition;
         -   success in business activities;
         -   capital requirements; and
         -   general business conditions.
     At December 31, 2000, there were approximately 25,800 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
     Information relating to selected financial data is included on pages 61 through 63 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 12 through 20 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on page 17 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                               Page No.
Report of Arthur Andersen LLP, Independent Public Accountants                                                      21
Responsibility for Financial Reporting                                                                             22
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                             23
Consolidated Balance Sheets at December 31, 2000 and 1999                                                          24
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998            25-26
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                         27
Notes to Financial Statements
  1.     Significant accounting policies                                                                           28
  2.     Acquisitions and dispositions                                                                             30
  3.     Discontinued operations                                                                                   31
  4.     Business segment information                                                                              32
  5.     Inventories                                                                                               34
  6.     Property, plant and equipment                                                                             34
  7.     Related companies                                                                                         34
  8.     Lines of credit, notes payable and long-term debt                                                         35
  9.     Commitments and contingencies                                                                             36
 10.     Income per share                                                                                          39
 11.     Engineering and construction reorganization                                                               40
 12.     Special charges and credits                                                                               40
 13.     Change in accounting method                                                                               45
 14.     Income taxes                                                                                              45
 15.     Common stock                                                                                              47
 16.     Series A junior participating preferred stock                                                             49
 17.     Financial instruments and risk management                                                                 49
 18.     Retirement plans                                                                                          50
 19.     Subsequent event                                                                                          54
 20.     Dresser financial information                                                                             54
Quarterly Data and Market Price Information (unaudited)                                                            64

     The related financial  statement schedules are included under Part IV, Item
14 of this annual report.

Item  9. Changes  in  and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.
     None.

                               HALLIBURTON COMPANY
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

     In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -   factors and risks that impact our business;
         - why our earnings and expenses for the year 2000 differ from the years 1999 and 1998;
         -   capital expenditures;
         -   factors that impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
     Our continuing business is organized around two business segments:
         -   Energy Services Group; and
         -   Engineering and Construction Group.
     We also report the results of a third business segment, Dresser Equipment Group, as discontinued operations.
     As the largest provider of products and services to the petroleum and energy industries, the majority of the consolidated revenues are derived from the sale of services and products to large oil and gas companies. We conduct business in over 120 countries with energy, industrial and governmental customers. These services and products are used in the earliest phases of exploration and development of oil and gas reserves through the refining and distribution process. The industries we serve are highly competitive with many substantial competitors for each segment.
     No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may result in increased business risk in any one country, including, among others, Algeria, Angola, Libya, Nigeria, and Russia. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
     Halliburton Company
     The year 2000 showed increased activity in the North American energy services environment. The international recovery from 1999 levels is expected to materialize in 2001. The engineering and construction business remains hampered by lower customer commitments; however, we believe the long-term fundamentals remain sound. Rising populations in many countries and greater industrialization efforts should continue to propel worldwide economic expansion, especially in developing nations. We expect these factors to cause increasing demand for oil and gas needed for refined products, petrochemicals, fertilizers, power, and other needs.
     Energy Services Group
     During 2000, the demand for the group's oilfield services and products recovered from lower levels in 1999 and late 1998. Consistent with past history, the activity levels in the United States were the first to rebound with increased demand for products and services and an improved pricing environment. International activity began to improve in the second half of 2000. Growth in our business was driven primarily by increased rotary rig count on natural gas wells in North America. The rotary rig count, which is an indicator of activity, hit near-term record highs for the third and fourth quarters after a brief drop in the first half of the year. Some experts project that the average rig count for 2001 will increase over 20% as compared to 2000. If forecasts prove to be accurate, this would be the highest level of activity in North America since 1985. This growth should have a favorable impact for the Energy Services Group.
     Crude oil prices remained at or near record highs throughout 2000, with West Texas Intermediate ending the year at over $32 per barrel. Natural gas prices continued to climb as a result of North America experiencing the coldest weather in recent years and low volumes of gas in storage. Henry Hub gas prices averaged $6.20/MCF in the fourth quarter of 2000 and $8.12/MCF for the month of December with occasional spikes over $10.00/MCF during the month. For the year, Henry Hub gas prices averaged $4.20/MCF compared to $2.27/MCF in 1999. We believe the continued high commodity prices bode well for the industry and should encourage our customers to increase investments in exploration and production.

     Internationally, our business activity levels have not increased as much as in North America, although customers who are focused on oil projects are now starting to increase their global capital spending. The turnaround in international rig activity continued in the fourth quarter, with the highest average rig count since 1998 at 710 rigs working compared to 576 in 1999. However, we do not expect to see any significant increase in larger capital-intensive field development projects outside North America until the second half of 2001. The merger and consolidation activities of a number of large customers over the past two years have affected the demand for our products and services. The companies that have merged continue to evaluate their oil and gas properties, refining and distribution facilities, and organizations. This evaluation process has translated into a short-term reluctance to undertake new investments resulting in a lower demand for some of our products and services in 2000, especially outside North America.
     Engineering and Construction Group
     Most of the factors that adversely affected the Energy Services Group in 1999 and 1998 also affected the Engineering and Construction Group since over half of the group's revenues come from customers in the oil and gas industry. We believe the higher rig counts experienced in the second half of 2000 and expected for 2001 should positively impact the Engineering and Construction Group, but much later in the cycle than the Energy Services Group. Customers of the group are more reluctant to start large capital projects, including refineries and petrochemical plants, during periods of uncertain oil prices. Merged customers rationalizing and optimizing their existing capabilities have further delayed project starts. The group has seen a number of large potential projects deferred because of uncertain prices for petroleum products. The group is beginning to experience an increase in inquiries for bids and proposals for potential new projects, including several large international liquefied natural gas projects. The Engineering and Construction Group has continued to expand its services to the military - both in the United States and abroad. The group sees improving opportunities to provide additional support services to other United States agencies and to government agencies of other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.

RESULTS OF OPERATIONS IN 2000 COMPARED TO 1999 AND 1998
REVENUES

Millions of dollars                      2000          1999          1998
-------------------------------------------------------------------------------
Energy Services Group                  $  7,916      $  6,999      $  9,009
Engineering and Construction Group        4,028         5,314         5,495
-------------------------------------------------------------------------------
Total revenues                         $ 11,944      $ 12,313      $ 14,504
-------------------------------------------------------------------------------

     Revenues for 2000 were $11,944 million, a decrease of 3% from 1999 revenues of $12,313 million and a decrease of 18% from 1998 revenues of $14,504 million. In regard to 2000 compared to 1999, lower levels of engineering and construction revenues in both segments were partially offset by increased oilfield services revenues within the Energy Services Group, particularly in the United States. In regard to 2000 compared to 1998, the decline was experienced in both segments. While our oilfield services business recovered substantially during 2000, activity levels were still about 10% lower than in 1998. The 2000 total engineering and construction activity within both segments was off almost 25% as compared to 1998 as customers continued to postpone most major new investments. International revenues were 66% of our consolidated revenues in 2000, compared with 70% in 1999 and 68% in 1998.
     Energy Services Group revenues were $7,916 million for 2000, an increase of 13% from 1999 revenues of $6,999 million and a decrease of 12% from 1998 revenues of $9,009 million. International revenues were 66% of total segment revenues in 2000 compared with 71% in 1999 and 67% in 1998. Revenues for the group were positively impacted in late 1999 and throughout 2000 by increased rig counts and customer spending, particularly within North America, following increases in oil and gas prices that began in 1999. Increased demand for natural gas and increased drilling activity positively benefited our oilfield services product service lines. The pressure pumping and logging product service lines achieved revenue growth of 30% and 27%, respectively, compared to 1999. Drilling fluids increased over 20%, while drill bits and completion products service lines increased about 14%. Drilling systems service line revenues increased by 7%. Geographically, strong North American activity resulted in revenue growth of 43%, with growth experienced across all product service lines in that region compared to 1999. North America generated 52% of total oilfield service product service line revenues for 2000 compared to 44% in 1999. Pressure pumping accounted for approximately 50% of the increase in revenues within North America, reflecting higher activity levels in all work areas, particularly the Gulf of Mexico, South Texas, Canada, and Rocky Mountains. Revenues in the Middle East and Latin America regions increased 16% and 12%, respectively, compared to 1999. Europe/Africa revenues were up slightly while revenues in the Asia Pacific region declined by 3%. Activity was slower to increase internationally throughout 2000 despite higher oil and gas prices. The turnaround in international rig activity, which started late in the second quarter of 2000, continued into the fourth quarter of 2000 when international rig counts reached the highest levels since late 1998. Revenues also increased across all regions outside North America during the fourth quarter of 2000, as customer spending for exploration and production began to increase outside North America.
     Revenues from upstream oil and gas engineering and construction services declined 2% in 2000 compared to 1999 and about 20% compared to 1998. The decrease in 2000 reflects the continued delay in engineering and construction project spending by our customers. Upstream engineering and construction business revenues benefited in 2000 from deepwater projects in Latin America, particularly Mexico, and Africa, reflecting the continued shift in work out of the North Sea and into Latin America, Africa and Asia Pacific. In 1998, revenues from upstream oil and gas engineering and construction services benefited from large projects and from activities in the subsea, pipecoating and flexible pipe product service lines.
     Revenues for integrated exploration and production information systems reached record high levels in 2000, breaking the previous high set in 1998. Revenues from integrated exploration and production information systems increased 13% compared to 1999, and increased slightly over 1998. Increases in software and professional services revenues were partially offset by lower hardware revenues, which have been de-emphasized. Software sales contributed just over 19% in revenue growth, while professional services increased over 7% compared to 1999. In 1999 many customers for our information system product lines put off software purchases due to customers' consolidations, lower activity levels and internal focus on Year 2000 issues.
     Engineering and Construction Group revenues were $4,028 million for 2000, down 24% from $5,314 million in 1999 and down 27% from 1998 revenues of $5,495 million. Higher oil and gas prices during 2000 did not translate into customers proceeding with new awards of large downstream projects. Many other large projects, primarily gas and liquefied natural gas projects, were also delayed, continuing a trend that started in 1999. In 1999 the group increased logistics support services to military peacekeeping efforts in the Balkans and increased activities at the Devonport Dockyard in the United Kingdom. The logistics support services to military peacekeeping efforts in the Balkans peaked in the fourth quarter of 1999 as the main construction and procurement phases of the contract were completed. These increases partially offset lower revenues from engineering and construction projects, particularly major projects in Europe and Africa, which were winding down. Revenues for the group in 1998 reflect higher liquefied natural gas project revenues in Asia and Africa, an enhanced oil recovery project in Africa, and a major ethylene project in Singapore.

OPERATING INCOME

Millions of dollars                         2000          1999           1998
--------------------------------------------------------------------------------
Energy Services Group                      $  526        $  222         $  971
Engineering and Construction Group             14           203            237
General corporate                             (78)          (71)           (79)
Special charges and credits                     -            47           (959)
--------------------------------------------------------------------------------
Operating income                           $  462       $   401         $  170
--------------------------------------------------------------------------------

     Operating income was $462 million for 2000 compared to $401 million for 1999 and $170 million for 1998. Business segment results include restructuring charges of $36 million in 2000 related to the restructuring of the engineering and construction businesses. See Note 11. Excluding special credits of $47 million in 1999 and special charges of $959 million during 1998, operating income for 2000 increased by 31% from 1999 and decreased 59% from 1998. See Note 12.

     Energy Services Group operating income in 2000 was $526 million, an increase of 137% from 1999 operating income of $222 million and a decrease of 46% compared to 1998 operating income of $971 million. Operating margins were 6.6% in 2000, up from 3.2% in 1999 and down from 10.8% in 1998. Approximately 33% of the Energy Services Group's operating income was derived from international activities for 2000, compared with 54% in 1999 and 1998. During 2000, strengthening North American drilling and oilfield activity resulted in increased equipment utilization and improved pricing within the oilfield services product service lines. Pressure pumping operating income increased about 135% compared to 1999 levels, which were down about 70% compared to 1998, while logging services operating income increased by over 200% compared to 1999. Drilling fluids, drilling systems and completion products were impacted by slow recovery in international activity. During the fourth quarter of 2000, oilfield services recorded an $8 million reversal of bad debts related to claims settled by the United Nations against Iraq dating from the invasion of Kuwait in 1990. Geographically, strong oil and gas prices throughout 2000 led to higher levels of deepwater and onshore gas drilling within North America. Activity increases in the Gulf of Mexico, South Texas, Canada, and Rocky Mountain work areas were greater than most other areas. Operating income outside North America continued to lag the performance noted within North America, reflecting continued delays in international exploration and production for oil and gas. On a positive note, fourth quarter 2000 operating income increased across all international geographic regions compared to the third quarter, reflecting increased international spending by our customers.
     Operating income in 2000 for upstream oil and gas engineering and construction activities declined by 5% compared to 1999 and 73% compared to 1998. Projects and workloads are increasingly shifting from the North Sea to Latin America, Africa and Asia Pacific. Operating income benefited in 2000 from a third quarter $88 million gain on sale of two semi-submersible vessels and one multipurpose support vessel. Lower activity levels in the North Sea, particularly in the United Kingdom sector, negatively impacted operating income in 2000 and 1999 through lower utilization of engineering staff, as well as under utilization of manufacturing and fabricating capacity and subsea equipment and vessels, which carry large fixed costs. Given the number and technical complexity of the engineering and construction projects we perform, some project losses are normal occurrences. However, the environment for negotiations with customers on claims and change orders has become more difficult in the past few years. This environment, combined with performance issues on a few large, technically complex jobs, contributed to unusually high job losses on major projects of $82 million in 2000, including $48 million in the fourth quarter, $77 million in 1999 and $99 million in 1998. In addition, the upstream oil and gas engineering and construction business recorded $11 million of restructuring charges in 2000.
     Operating income from integrated exploration and production information systems in 2000 increased almost 200% compared to 1999. Operating income in 2000 and 1999 was lower than 1998 due to lower software sales volumes in 1999 and change in the software license product mix from perpetual license sales for which income is recognized at the time of sale to annual access licenses where income is recognized over the license period.
     Engineering and Construction Group operating income for 2000 of $14 million decreased $189 million, or 93% from 1999 and about $223 million, or 94% from 1998. The operating margin was just above zero in 2000 down from 3.8% in 1999 and 4.3% for 1998. Operating margins in 2000 declined both internationally and in North America due to losses on projects as a result of higher than estimated costs on selected jobs and claims negotiations on other jobs not progressing as anticipated. In the fourth quarter of 2000, job losses of $109 million were recorded as a result of these conditions. At the same time, the group recorded $25 million of restructuring charges. Lower activity due to the trend in delayed new projects, which continued through the year, also negatively impacted operating income. Operating income in 1999 benefited from higher activity levels supporting United States military peacekeeping efforts in the Balkans, offset by reduced engineering and construction project profits due to the timing of project awards and revenue recognition. Operating income in 1998 includes $16 million favorable settlement of a claim on a Middle Eastern construction project.
     Special credits in 1999 are the result of a change in estimate on some components of the 1998 special charges. We continuously monitor the actual costs incurred and reexamine our estimates of future costs. In the second quarter of 1999, we concluded that total costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the $959 million special charge that was originally recorded. See
Note 12.

     General corporate expenses for 2000 were $78 million, an increase of $7 million from 1999 and down $1 million compared to 1998. In 2000 general corporate expenses increased primarily as a result of costs related to the early retirement of our previous chairman and chief executive officer. In 1998 general corporate expenses of $79 million included expenses for operating Dresser's corporate offices as well as our corporate offices. As a percent of consolidated revenues, general corporate expenses were 0.7% in 2000, 0.6% in 1999 and 0.5% in 1998.

NONOPERATING ITEMS

     Interest expense was $146 million for 2000 compared to $141 million in 1999 and $134 million in 1998. Interest expense was up in 2000 due to higher average interest rates on short-term borrowings and additional short-term debt used to repurchase $759 million of our common stock under our share repurchase program, mostly during the fourth quarter. These increases offset the benefits from our lower borrowings earlier in 2000 due to the use of the proceeds from the sale of Ingersoll-Dresser Pump and Dresser-Rand to repay short-term debt.
     Interest income of $25 million declined $49 million from 1999 and was about the same as 1998. Interest income in 1999 included settlement of income tax issues in the United States and United Kingdom and imputed interest income on the note receivable from the sale of our ownership in M-I L.L.C.
     Foreign currency gains (losses) netted to a loss of $5 million, down from losses of $8 million in 1999 and $10 million in 1998. The losses in 2000 were primarily in Asia Pacific currencies and the euro. Losses in 1999 occurred primarily in Russian and Latin American currencies. Losses in 1998 occurred primarily in Asia Pacific currencies.
     Other, net in 2000 was a net loss of $1 million compared to a net loss of $19 million in 1999 and a net gain of $3 million in 1998. The net loss in 1999 includes a $26 million charge in the second quarter relating to an impairment of Kellogg Brown & Root's net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico.
     Provision for income taxes on continuing operations was $129 million for an effective tax rate of 38.5%, compared to 37.8% in 1999 and 281.8% in 1998. Excluding our special charges and related taxes, the effective rate was 38.8% in 1999 and 37.8% in 1998.
     Minority interest in net income of subsidiaries was $18 million in 2000 compared to $17 million in 1999 and $20 million in 1998.
     Income from continuing operations was $188 million in 2000 and $174 million in 1999. In 1998 continuing operations was a loss of $120 million.
     Income from discontinued operations was $98 million in 2000, $124 million in 1999 and $105 million in 1998.
     Gain on disposal of discontinued operations resulting from the sale of our 51% interest in Dresser-Rand was $215 million after-tax or $0.48 per diluted share in 2000. In 1999 we recorded a gain on the sale of our 49% interest in Ingersoll-Dresser Pump of $159 million after-tax or $0.36 per diluted share.
     Cumulative effect of change in accounting method in 1999 of $19 million after-tax, or $0.04 per diluted share, reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." See Note 13.
     Net income in 2000 was $501 million or $1.12 per diluted share and in 1999 was $438 million or $0.99 per diluted share. In 1998 the net loss of $15 million resulted in $0.03 loss per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
     We ended 2000 with cash and equivalents of $231 million compared with $466 million in 1999 and $203 million in 1998.
     Cash flows from operating activities used $57 million for 2000 compared to $58 million used for 1999 and provided $150 million for 1998. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $563 million of cash in 2000 compared to providing $2 million in 1999 and using $533 million in 1998. Included in changes to working capital and other net changes are special charge usage for personnel reductions, facility closures, merger transaction costs, and integration costs of $54 million in 2000 and $202 million in 1999 and $112 million in 1998.

     Cash flows used in investing activities were $411 million for 2000, $107 million for 1999 and $790 million for 1998. Capital expenditures of $578 million in 2000 were about 11% higher than in 1999 and about 31% lower than in 1998. Capital spending was mostly for equipment for Halliburton Energy Services, which included investing in cementing equipment designed to integrate our pumping and mixing systems with new safety and technological features. Cash flows from investing activities in 1999 include $254 million collected on the receivables from the sale of our 36% interest in M-I L.L.C. Imputed interest on this receivable of $11 million is included in operating cash flows. In 1998, net cash used for investing activities includes various acquisitions of businesses of approximately $40 million.
     Cash flows from financing activities used $584 million in 2000 and provided $189 million in 1999 and $267 million in 1998. We repaid $308 million on our long-term debt in 2000. Net short-term borrowings consisting of commercial paper and bank loans provided $629 million in 2000. Proceeds from exercises of stock options provided cash flows of $105 million in 2000 compared to $49 million in 1999 and 1998. Dividends to shareholders used $221 million of cash in 2000 and 1999. In April 2000 our Board of Directors approved a plan to implement a share repurchase program. As of December 31, 2000 we had repurchased over 20 million shares at a cost of $759 million. In addition, we repurchased $10 million of common stock both in 2000 and 1999 and $20 million in 1998 from employees to settle their income tax liabilities primarily for restricted stock lapses. We may periodically repurchase our common stock as we deem appropriate.
     Cash flows from discontinued operations provided $826 million in 2000 as compared to $234 million and $235 million in 1999 and 1998, respectively. Cash flows for 2000 include proceeds from the sale of Dresser-Rand and Ingersoll-Dresser Pump of approximately $913 million.
     Capital  resources from  internally  generated  funds and access to capital markets are sufficient to fund our working capital requirements, share repurchases and investing activities. Our combined short-term notes payable and long-term debt was 40%, 35% and 32% of total capitalization at the end of 2000, 1999 and 1998, respectively. In 2000, we reduced our short-term debt with proceeds from the sales of Ingersoll-Dresser Pump and Dresser-Rand joint ventures early in the year and increased short-term debt in the fourth quarter to fund share repurchases. We plan to use proceeds from the Dresser Equipment Group sale to pay down debt recently incurred for the repurchase of our shares. This should return the debt-to-capitalization ratio to the 30% to 35% range by the end of the second quarter of 2001.

FINANCIAL INSTRUMENT MARKET RISK
     We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively hedge these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our hedging is to protect our cash flows related to sales or purchases of goods or services from fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
         -   volatility of the currency rates;
         -   time horizon of the derivative instruments;
         -   market cycles; and
         -   the type of derivative instruments used.
     We do not use derivative instruments for trading purposes. We do not consider any of our hedging activities to be material. See Note 1 for additional information on our accounting policies on derivative instruments. See Note 17 for additional disclosures related to derivative instruments.

RESTRUCTURING ACTIVITIES
     While oil and gas prices have continued to maintain the strength that provides positive uplift to our oilfield services and integrated exploration and production information systems businesses, our engineering and construction businesses continue to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses are not positive. The continued delays of upstream and downstream projects, and the resulting decrease in our backlog and levels of work, will make it difficult to achieve acceptable margins in 2001 in our engineering and construction businesses. Accordingly, in the fourth quarter of 2000 we approved a plan to re-combine all of our engineering and construction businesses into one business unit. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure including write-offs of equipment, engineering reference designs and capitalized software of $20 million and recorded severance costs of $16 million.
     During the third and fourth quarters of 1998, we incurred special charges totaling $980 million related to the Dresser merger and industry downturn, of which $21 million has been recorded in discontinued operations. During the second quarter of 1999, we reversed $47 million of our 1998 special charges based on our reassessment of total costs to be incurred to complete the actions covered in the charges.
     We have in process a program to exit approximately 500 properties, including service, administrative and manufacturing facilities. We accrued expenses to exit approximately 400 of these properties in the 1998 special charges. Most of these properties are within the Energy Services Group. Through December 31, 2000 we have vacated 97% of the approximate 500 total facilities. We have sold or returned to the owner 94% of the vacated properties.

ENVIRONMENTAL MATTERS
     We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in specific environmental litigation and claims, the clean up of properties we own or have operated, and efforts to meet or correct compliance-related matters. See Note 9.

FORWARD-LOOKING INFORMATION
     The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this annual report are forward-looking. We may also provide oral or written forward-looking  information  in  other  materials  we  release  to the  public.
Forward-looking information involves risks and uncertainties. Forward-looking information we provide reflects our best judgement based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
     While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
     Geopolitical and legal.
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
         - operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Libya, Nigeria, and Russia;
         -   changes in foreign exchange rates;
         - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
             -   encourage or mandate hiring local contractors; and
             - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         - litigation, including, for example, asbestos litigation and environmental litigation; and
         - environmental laws, including, for example, those that require emission performance standards for facilities;
     Weather related.
         - the effects of severe weather conditions, including, for example, hurricanes and tornadoes, on operations and facilities; and
         - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;

     Customers and vendors.
         - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide;
         - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         - changes in capital spending by governments for infrastructure projects of the sort that we perform;
         -   consolidation of customers in the oil and gas industry; and
         - claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
     Industry.
         -   technological  and  structural  changes  in the  industries that we serve;
         -   changes in the price of oil and natural gas, including:
             - OPEC's ability to set and maintain production levels and prices for oil;
             -   the level of oil production by non-OPEC countries;
             - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
             -   the level of demand for oil and natural gas;
         -   changes in the  price or the  availability  of commodities  that we use;
         -   risks  that  result  from  entering  into  fixed  fee  engineering,
             procurement  and  construction   projects  of  the  types  that  we
             provide where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins;
         - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
         - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
             - adverse movements in foreign exchange rates, interest rates, or commodity prices, or
             - the value and time period of the derivative being different than the exposures or cash flows being hedged;
     Personnel and mergers/reorganizations/dispositions.
         - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
         -   integration of acquired businesses into Halliburton, including:
             - standardizing information systems or integrating data from multiple systems;
             - maintaining uniform standards, controls, procedures and policies; and
             - combining operations and personnel of acquired businesses with ours;
         -   effectively   reorganizing   operations    and   personnel   within
             Halliburton;
         - replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses; and
         -   successful completion of planned dispositions.
     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

OTHER ISSUES

Conversion to the Euro Currency
     On January 1, 1999, some member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). This was the first step towards transition from existing national currencies to the use of the euro as a common currency. The transition period for the introduction of the euro ends June 30, 2002. Issues resulting from the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending existing contracts and processing tax and accounting records. We are addressing these issues and do not expect the euro to have a material effect on our financial condition or results of operations.

Implementation of SAB 101
     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have completed a thorough review of our revenue recognition policies and determined that our policies are consistent with SAB 101.

Accounting Change
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," subsequently amended by SFAS No. 137 and SFAS No. 138. This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. We have completed our review of contracts for embedded derivatives and evaluated our accounting policies for derivatives and hedging activities. We adopted SFAS 133 effective January 2001 and determined the initial adoption did not have a material effect on our financial condition or results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                       /s/ ARTHUR ANDERSEN LLP
                                       -----------------------
                                           ARTHUR ANDERSEN LLP


Dallas, Texas,
      January 30, 2001 (Except with respect to the matters discussed in Notes 9 and 19, as to which the date is March 23, 2001.)

RESPONSIBILITY FOR FINANCIAL REPORTING
     We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, include amounts based on judgements and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP. Arthur Andersen was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Halliburton's Audit Committee of the Board of Directors consists of directors who, in the business judgement of the Board of Directors, are independent under the New York Exchange listing standards. The Board, operating through its Audit Committee, provides oversight to the financial reporting process. Integral to this process is the Audit Committee's review and discussion with management and the external auditors of the quarterly and annual financial statements prior to their respective filing.
     We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes:
         -   a    documented   organizational    structure   and   division   of
             responsibility;
         - established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company; and
         - the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. In accordance with the Securities and Exchange Commission's new rules to improve the reliability of financial statements, our interim financial statements are reviewed by Arthur Andersen LLP.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.
     We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal
Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 2000, our system of internal control over financial reporting met those criteria.


HALLIBURTON COMPANY
by



    /s/   DAVID J. LESAR                         /s/   GARY V. MORRIS
--------------------------------             ---------------------------------
         David J. Lesar                                Gary V. Morris
     Chairman of the Board,                     Executive Vice President and
         President and                             Chief Financial Officer
     Chief Executive Officer

                               HALLIBURTON COMPANY
                        Consolidated Statements of Income
             (Millions of dollars and shares except per share data)

                                                                                  Years ended December 31
                                                                      ------------------------------------------------
                                                                           2000            1999             1998
----------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                                $  10,185         $ 10,826         $ 12,089
Sales                                                                       1,671            1,388            2,261
Equity in earnings of unconsolidated affiliates                                88               99              154
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                          $  11,944         $ 12,313         $ 14,504
----------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                        $   9,755         $ 10,368        $  11,127
Cost of sales                                                               1,463            1,240            1,895
General and administrative                                                    352              351              437
Gain on sale of marine vessels                                                (88)               -                -
Special charges and credits                                                     -              (47)             875
----------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                      $  11,482         $ 11,912        $  14,334
----------------------------------------------------------------------------------------------------------------------
Operating income                                                              462              401              170
Interest expense                                                             (146)            (141)            (134)
Interest income                                                                25               74               26
Foreign currency losses, net                                                   (5)              (8)             (10)
Other, net                                                                     (1)             (19)               3
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
    interest, and change in accounting method                                 335              307               55
Provision for income taxes                                                   (129)            (116)            (155)
Minority interest in net income of subsidiaries                               (18)             (17)             (20)
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before change in
    accounting method                                                         188              174             (120)
----------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income from discontinued operations, net of tax of $60, $98,
    and $90                                                                    98              124              105
Gain on disposal of discontinued operations, net of tax of  $141
    and $94                                                                   215              159                -
----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                           313              283              105
Cumulative effect of change in accounting method, net of tax
    benefit of $11                                                              -              (19)               -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $     501         $    438        $     (15)
----------------------------------------------------------------------------------------------------------------------

Basic income (loss) per share:
Income (loss) from continuing operations before change in accounting
    method                                                              $    0.42         $   0.40        $   (0.27)
Income from discontinued operations                                          0.22             0.28             0.24
Gain on disposal of discontinued operations                                  0.49             0.36                -
Change in accounting method                                                     -            (0.04)               -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $    1.13        $    1.00        $   (0.03)
----------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per share:
Income (loss) from continuing operations before change in accounting
    method                                                              $    0.42        $    0.39        $   (0.27)
Income from discontinued operations                                          0.22             0.28             0.24
Gain on disposal of discontinued operations                                  0.48             0.36                -
Change in accounting method                                                     -            (0.04)               -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $    1.12        $    0.99        $   (0.03)
----------------------------------------------------------------------------------------------------------------------

Basic average common shares outstanding                                       442              440              439
Diluted average common shares outstanding                                     446              443              439

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)

                                                                                          December 31
                                                                                    -------------------------
                                                                                        2000        1999
-------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
Cash and equivalents                                                                  $    231    $    466
Receivables:
Notes and accounts receivable (less allowance for bad debts of $125 and $94)             3,029       2,349
Unbilled work on uncompleted contracts                                                     816         625
--------------------------------------------------------------------------------------------------------------
Total receivables                                                                        3,845       2,974
Inventories                                                                                723         723
Current deferred income taxes                                                              235         171
Net current assets of discontinued operations                                              298         793
Other current assets                                                                       236         235
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                     5,568       5,362
Net property, plant and equipment                                                        2,410       2,390
Equity in and advances to related companies                                                400         384
Excess of cost over net assets acquired (net of accumulated amortization of
    $231 and $189)                                                                         597         505
Noncurrent deferred income taxes                                                           340         398
Net noncurrent assets of discontinued operations                                           391         310
Other assets                                                                               397         290
-------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 10,103    $  9,639
-------------------------------------------------------------------------------------------------------------
                        Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                              $  1,570    $    939
Current maturities of long-term debt                                                         8         308
Accounts payable                                                                           782         665
Accrued employee compensation and benefits                                                 267         137
Advance billings on uncompleted contracts                                                  288         286
Deferred revenues                                                                           98          44
Income taxes payable                                                                       113         120
Accrued special charges                                                                      6          69
Other current liabilities                                                                  694         465
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                3,826       3,033
Long-term debt                                                                           1,049       1,056
Employee compensation and benefits                                                         662         672
Other liabilities                                                                          600         547
Minority interest in consolidated subsidiaries                                              38          44
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        6,175       5,352
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized 600 shares,
     issued 453 and 448 shares                                                           1,132       1,120
Paid-in capital in excess of par value                                                     259          68
Deferred compensation                                                                      (63)        (51)
Accumulated other comprehensive income                                                    (288)       (204)
Retained earnings                                                                        3,733       3,453
-------------------------------------------------------------------------------------------------------------
                                                                                         4,773       4,386
Less 26 and 6 shares of treasury stock, at cost                                            845          99
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               3,928       4,287
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 10,103    $  9,639
-------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)

                                                                           Years ended December 31
                                                                  -------------------------------------------
                                                                       2000          1999         1998
-------------------------------------------------------------------------------------------------------------
Common stock (number of shares)
Balance at beginning of year                                             448             446          454
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                     4               2            1
Shares issued for acquisition                                              1               -            -
Cancellation of treasury stock                                             -               -           (9)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                   453             448          446
-------------------------------------------------------------------------------------------------------------
Common stock (dollars)
Balance at beginning of year                                         $ 1,120       $   1,115     $  1,134
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                     9               5            3
Shares issued for acquisition                                              3               -            -
Cancellation of treasury stock                                             -               -          (22)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $ 1,132       $   1,120     $  1,115
-------------------------------------------------------------------------------------------------------------
Paid-in capital in excess of par value
Balance at beginning of year                                         $    68       $       8     $    168
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                   109              47           37
Tax benefit                                                               38              13           12
Shares issued for acquisition                                             44               -            -
Cancellation of treasury stock                                             -               -         (209)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   259       $      68     $      8
-------------------------------------------------------------------------------------------------------------
Deferred compensation
Balance at beginning of year                                         $   (51)      $     (51)    $    (45)
Current year awards, net                                                 (12)              -           (6)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   (63)      $     (51)    $    (51)
-------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
Cumulative translation adjustment                                    $  (275)      $    (185)    $   (142)
Pension liability adjustment                                             (12)            (19)          (7)
Unrealized gain on investments                                            (1)              -            -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  (288)      $    (204)    $   (149)
-------------------------------------------------------------------------------------------------------------
Cumulative translation adjustment
Balance at beginning of year                                         $  (185)      $    (142)    $   (127)
Conforming fiscal years                                                    -               -          (15)
Sales of subsidiaries                                                     11             (17)           9
Current year changes, net of tax                                        (101)            (26)          (9)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  (275)      $    (185)    $   (142)
-------------------------------------------------------------------------------------------------------------
(continued on next page)

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                  (continued)

                                                                            Years ended December 31
                                                                  --------------------------------------------
                                                                       2000          1999          1998
--------------------------------------------------------------------------------------------------------------
Pension liability adjustment
Balance at beginning of year                                          $   (19)      $     (7)    $      (4)
Sale of subsidiary                                                          7              -             -
Current year adjustment                                                     -            (12)           (3)
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   (12)      $    (19)    $      (7)
--------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on investments
Current year unrealized gain (loss) on investments                    $    (1)      $      -     $       -
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $    (1)      $      -     $       -
--------------------------------------------------------------------------------------------------------------
Retained earnings
Balance at beginning of year                                          $ 3,453       $  3,236     $   3,563
Net income (loss)                                                         501            438           (15)
Cash dividends paid                                                      (221)          (221)         (254)
Cancellation of treasury stock                                              -              -           (61)
Conforming fiscal years                                                     -              -             3
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $ 3,733       $  3,453     $   3,236
--------------------------------------------------------------------------------------------------------------
Treasury stock (number of shares)
Beginning of year                                                           6              6            16
Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                             -              -            (1)
Shares purchased                                                           20              -             -
Cancellation of treasury stock                                              -              -            (9)
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                     26              6             6
--------------------------------------------------------------------------------------------------------------
Treasury stock (dollars)
Beginning of year                                                     $    99       $     98     $     374
Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                           (23)            (9)          (26)
Shares purchased                                                          769             10            20
Cancellation of treasury stock                                              -              -          (270)
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   845       $     99     $      98
--------------------------------------------------------------------------------------------------------------
Comprehensive income
Net income (loss)                                                     $   501       $    438     $     (15)
Translation rate changes, net of tax                                     (101)           (26)           (9)
Current year adjustment to minimum pension liability                        -            (12)           (3)
Unrealized gain (loss) on investments                                      (1)             -             -
--------------------------------------------------------------------------------------------------------------
Total comprehensive income                                            $   399       $    400     $     (27)
--------------------------------------------------------------------------------------------------------------

See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)

                                                                               Years ended December 31
                                                                      ------------------------------------------
                                                                           2000          1999          1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                        $    501      $     438     $    (15)
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations                                          (313)          (283)        (105)
Depreciation, depletion and amortization                                      503            511          500
(Benefit) provision for deferred income taxes                                  (6)           187         (297)
Change in accounting method, net                                                -             19            -
Distributions from (advances to) related companies, net of
    equity in (earnings) losses                                               (64)            24            9
Accrued special charges                                                       (63)          (290)         359
Other non-cash items                                                          (22)            19            5
Other changes, net of non-cash items:
Receivables and unbilled work                                                (896)           616         (215)
Inventories                                                                     8             (3)         (38)
Accounts payable                                                              170           (179)         (25)
Other working capital, net                                                    155           (432)        (255)
Other, net                                                                    (30)          (685)         227
-----------------------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                    (57)           (58)         150
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                         (578)          (520)        (841)
Sales of property, plant and equipment                                        209            118           83
Acquisitions of businesses, net of cash acquired                              (10)            (7)         (40)
Dispositions of businesses, net of cash disposed                               19            291            7
Other investing activities                                                    (51)            11            1
-----------------------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                   (411)          (107)        (790)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Borrowings of long-term debt                                                    -              -          150
Payments on long-term borrowings                                             (308)           (59)         (28)
Net borrowings of short-term debt                                             629            436          386
Payments of dividends to shareholders                                        (221)          (221)        (254)
Proceeds from exercises of stock options                                      105             49           49
Payments to reacquire common stock                                           (769)           (10)         (20)
Other financing activities                                                    (20)            (6)         (16)
-----------------------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                   (584)           189          267
-----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                        (9)             5           (5)
Net cash flows from discontinued operations  (1)                              826            234          235
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                  (235)           263         (143)
Cash and equivalents at beginning of year                                     466            203          346
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                      $    231      $     466     $    203
-----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest                                                                 $    144      $     145     $    137
Income taxes                                                             $    310      $      98     $    535
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                        $     95      $      90     $      5
Liabilities disposed of in dispositions of businesses                    $    499      $     111     $     24

(1) Net cash flows from discontinued operations in 2000 include proceeds of approximately $913 million from the sales of Dresser-Rand in 2000 and Ingersoll-Dresser Pump in 1999.  See Note 2.
    See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note  1. Significant Accounting Policies
     We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:
         -   the reported  amounts of  assets and  liabilities and disclosure of contingent assets  and liabilities  at the  date  of  the financial statements; and
         -   the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
     Principles of consolidation. The consolidated financial statements include the accounts of our company and all of our majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Investments in other companies in which we own a 20% to 50% interest are accounted for using the equity method. Specific prior year amounts have been reclassified to conform to the current year presentation.
     Revenues and income recognition. We recognize revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall activity of the particular business operation. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed. All known or anticipated losses on contracts are provided for currently. Claims and change orders which are in the process of being negotiated with customers, for extra work or changes in the scope of work are included in revenue when collection is deemed probable. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration. Training and consulting service revenues are recognized as the services are performed. Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period.
     Research and development. Research and development expenses are charged to income as incurred. See Note 4 for research and development expense by business segment.
     Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $7 million in 2000, $12 million in 1999 and $13 million in 1998. Amortization expense of software development costs was $12 million for 2000, $15 million for 1999 and $18 million for 1998. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed three years.
     Income per share. Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 10 for a reconciliation of basic and diluted income per share.
     Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Receivables. Our receivables are generally not collateralized. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next month. These claims and change orders, included in unbilled receivables, amounted to $113 million and $98 million at December 31, 2000 and 1999, respectively, and are generally expected to be collected in the following year.
     Included in notes and accounts receivable are notes with varying interest rates. Notes receivable totaled $38 million at December 31, 2000 and $41 million at December 31, 1999.

     Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. The cost of most inventories is determined using either the first-in, first-out method or the average cost method, although the cost of some United States manufacturing and field service inventories is determined using the last-in, first-out method. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost.
     Property, plant and equipment. Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. We follow the successful efforts method of accounting for oil and gas properties.
     Maintenance and repairs. Expenditures for maintenance and repairs are generally expensed; expenditures for renewals and improvements are generally capitalized. We use the accrue-in-advance method of accounting for major maintenance and repair costs of marine vessel dry docking expense and major aircraft overhauls and repairs. Under this method we anticipate the need for major maintenance and repairs and charge the estimated expense to operations before the actual work is performed. At the time the work is performed, the actual cost incurred is charged against the amounts that were previously accrued with any deficiency or excess charged or credited to operating expense.
     Excess of cost over net assets acquired. The excess of cost over net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. The excess of cost over net assets acquired is continually monitored for potential impairment. When negative conditions such as significant current or projected operating losses exist, a review is performed to determine if the projected undiscounted future cash flows indicate that an impairment exists. If an impairment exists, the excess of cost over net assets acquired, and, if appropriate, the associated assets are reduced to reflect the estimated discounted cash flows to be generated by the underlying business. This is consistent with methodologies in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."
     Income taxes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.
     Derivative instruments. We enter into derivative financial transactions to hedge existing or projected exposures to changing foreign exchange rates, interest rates and commodity prices. We do not enter into derivative transactions for speculative or trading purposes. Derivative financial instruments to hedge exposure with an indeterminable maturity date are generally carried at fair value with the resulting gains and losses reflected in the results of operations. Gains or losses on hedges of identifiable commitments are deferred and recognized when the offsetting gains or losses on the related hedged items are recognized. Deferred gains or losses for hedges which are terminated prior to the transaction date are recognized when the underlying hedged transactions are recognized. In the event an identifiable commitment is no longer expected to be realized, any deferred gains or losses on hedges associated with the commitment are recognized currently. Costs associated with entering into these contracts are presented in other assets, while deferred gains or losses are included in other liabilities or other assets, respectively, on the consolidated balance sheets. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income. Gains or losses on interest rate derivatives and commodity derivatives are included in interest expense and operating income, respectively. During the years ended December 31, 2000, 1999 and 1998, we did not enter into any significant transactions to hedge interest rates or commodity prices.

     Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenues and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity titled "cumulative translation adjustment."

Note  2. Acquisitions and Dispositions
     PES acquisition. In February 2000, our offer to acquire the remaining 74% of the shares of PES (International) Limited that we did not already own was accepted by PES shareholders. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of between 850,000 and 2.1 million additional shares of Halliburton common stock between February 2001 and February 2003. We issued 1 million shares in February 2001 under the rights. We have preliminarily recorded, subject to the final valuation of intangible assets and other costs, $115 million of goodwill which will be amortized over 20 years. PES is part of the Energy Services Group.
     Dresser merger. On September 29, 1998 we completed the acquisition of Dresser Industries, Inc. by converting the outstanding Dresser common stock into approximately 176 million shares of our common stock. We also reserved approximately 7 million shares of common stock for outstanding Dresser stock options and other employee and directors plans. The merger qualified as a tax-free exchange to Dresser's shareholders for United States federal income tax purposes and was accounted for using the pooling of interests method of accounting for business combinations. Financial statements have been restated to include the results of these Dresser operations for all periods presented.
     Combined and separate company results of Halliburton Company and Dresser Industries, Inc. for the period preceding the merger are as follows:

                                                                      Nine Months
                                                                         Ended
                                                                      September 30
Millions of dollars                                                       1998
--------------------------------------------------------------------------------------
Revenues:
Halliburton Company                                                     $   7,045
Dresser Industries, Inc.                              $   6,019
Amounts reclassified to discontinued operations          (2,070)            3,949
                                                      --------------------------------
Combined continuing operations                                          $  10,994
--------------------------------------------------------------------------------------

Income (loss):
Halliburton Company                                                     $     359
Dresser Industries, Inc.                              $     282
Amounts reclassified to discontinued operations             (93)              189
                                                      -------------
1998 special charges, net of tax                           (722)
Amounts reclassified to discontinued operations              15              (707)
                                                      --------------------------------
Combined continuing operations                                          $    (159)
--------------------------------------------------------------------------------------

     Other acquisitions. We acquired other businesses in 2000, 1999 and 1998 for $10 million, $13 million and $42 million, respectively. These businesses did not have a significant effect on revenues or earnings.
     Joint venture divestitures. In October 1999, we announced the sales of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture to Ingersoll-Rand. See Note 3. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Both joint ventures were part of the Dresser Equipment Group segment. Our Ingersoll-Dresser

Pump interest was sold in December 1999 for approximately $515 million. We recorded a gain on disposition of discontinued operations of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999 from the sale of Ingersoll-Dresser Pump. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% which was collected on January 14, 2000. On February 2, 2000 we completed the sale of our 51% interest in Dresser-Rand for a price of approximately $579 million. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in a gain on disposition of discontinued operations of $356 million before tax, or $215 million after-tax, for a net gain of $0.48 per diluted share in the first quarter of 2000. The proceeds from these sales were used to repay short-term borrowings and for other general corporate purposes.
     LWD divestiture. In March 1999, in connection with the Dresser merger, we sold the majority of our pre-merger worldwide logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business. The sale was in accordance with a consent decree with the United States Department of Justice. The financial impact of the sale was reflected in the third quarter 1998 special charge. See Note 12. This business was previously part of the Energy Services Group. We continue to provide separate logging-while-drilling services through our Sperry-Sun Drilling Systems business line, which was acquired as part of the merger with Dresser and is now part of the Energy Services Group. In addition, we will continue to provide sonic logging-while-drilling services using technologies we had before the merger with Dresser.
     M-I L.L.C. drilling divestiture. In August 1998, we sold our 36% interest in M-I L.L.C. to Smith International, Inc. for $265 million. Payment was made in the form of a non-interest-bearing promissory note which was collected in April 1999. The sale completed our commitment to the United States Department of Justice to sell our M-I interest in connection with our merger with Dresser. M-I was previously part of the Energy Services Group. We continue to offer drilling fluid products and services through our Baroid Drilling Fluids business line which was acquired as part of the merger with Dresser and is now part of the Energy Services Group.

Note 3.  Discontinued Operations
     The Dresser Equipment Group in 1999 was comprised of six operating divisions and two joint ventures that manufacture and market equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 we announced our intentions to sell, and have subsequently sold, our interests in the two joint ventures within this segment. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. See Note 2. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group segment. As a result of this review, we determined that these businesses do not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within our Dresser Equipment Group segment. In January 2001, we signed a definitive agreement and expect to close the sale of these businesses in the second quarter of 2001. Total consideration under the agreement is $1.55 billion in cash, less assumed liabilities, and is subject to adjustments at closing for changes in net assets. As part of the terms of the transaction, we will retain a 5% equity interest in Dresser Equipment Group after closing.
     The financial results of the Dresser Equipment Group segment are presented as discontinued operations in our financial statements. Prior periods are restated to reflect this presentation.

Income from Operations of            Years ended December 31
Discontinued Businesses     -------------------------------------------
Millions of dollars              2000          1999         1998
-----------------------------------------------------------------------
Revenues                        $ 1,400       $ 2,585      $ 2,849
-----------------------------------------------------------------------
Operating income                $   158       $   249      $   227
Other income and expense              -            (1)          (3)
Taxes                               (60)          (98)         (90)
Minority interest                     -           (26)         (29)
-----------------------------------------------------------------------
Net income                      $    98       $   124      $   105
-----------------------------------------------------------------------

     Gain on disposal of discontinued operations reflects the gain on the sale of Dresser-Rand in February 2000 and the gain on the sale of Ingersoll-Dresser Pump in December 1999.

Gain on Disposal of Discontinued Operations
Millions of dollars                                    2000          1999
-------------------------------------------------------------------------------
Proceeds from sale, less intercompany settlement      $   536       $   377
Net assets disposed                                      (180)         (124)
-------------------------------------------------------------------------------
Gain before taxes                                         356           253
Income taxes                                             (141)          (94)
-------------------------------------------------------------------------------
Gain on disposal of discontinued operations           $   215       $   159
-------------------------------------------------------------------------------

     Net assets of discontinued operations at December 31, 2000 and 1999 are composed of the following items:

Millions of dollars                                    2000          1999
-------------------------------------------------------------------------------
Receivables                                           $  286        $  904
Inventories                                              255           515
Other current assets                                      22            34
Accounts payable                                        (104)         (267)
Other current liabilities                               (161)         (393)
-------------------------------------------------------------------------------
Net current assets of discontinued operations         $  298        $  793
-------------------------------------------------------------------------------

Net property, plant and equipment                     $  219        $  401
Net goodwill                                             257           263
Other assets                                              30            74
Employee compensation and benefits                      (113)         (313)
Other liabilities                                         (2)           (5)
Minority interest in consolidated subsidiaries             -          (110)
-------------------------------------------------------------------------------
Net noncurrent assets of discontinued operations      $  391        $  310
-------------------------------------------------------------------------------

     Revenues, assets, and liabilities declined from 1999 primarily due to the sales of Dresser-Rand and Ingersoll-Dresser Pump joint ventures.

Note 4.  Business Segment Information
     We have two business segments. These segments are organized around the products and services provided to the customers they serve. See the following tables for information on our business segments.
     The Energy Services Group segment provides pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description. Also included in the Energy Services Group are upstream oil and gas engineering, construction and maintenance services, specialty pipecoating, insulation, underwater engineering services, integrated exploration and production information systems, and professional services to the petroleum industry. The Energy Services Group has three business units: Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics. The long-term performance for these business units is linked to the long-term demand for oil and gas. The products and services the group provides are designed to help discover, develop and produce oil and gas. The customers for this segment are major oil companies, national oil companies and independent oil and gas companies.
     The Engineering and Construction Group segment provides engineering, procurement, construction, project management, and facilities operation and maintenance for hydrocarbon processing and other industrial and governmental customers. The Engineering and Construction Group has two business units:
Kellogg Brown & Root and Brown & Root Services. Both business units are engaged in the delivery of engineering and construction services.

     Our equity in pretax income or losses for unconsolidated related companies that are accounted for on the equity method is included in revenues and operating income of the applicable segment. Intersegment revenues included in the revenues of the other business segments and sales between geographic areas are immaterial. General corporate assets not included in a business segment are primarily composed of receivables, deferred tax assets and other shared assets, including the investment in an enterprise-wide information system.
     The tables below present information on our continuing operations business segments.

Operations by Business Segment

                                                                           Years ended December 31
                                                                 ------------------------------------------
Millions of dollars                                                  2000          1999          1998
-----------------------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                                                $ 7,916      $  6,999      $  9,009
Engineering and Construction Group                                     4,028         5,314         5,495
-----------------------------------------------------------------------------------------------------------
Total                                                                $11,944      $ 12,313      $ 14,504
-----------------------------------------------------------------------------------------------------------
Operating income:
Energy Services Group                                                $   526      $    222      $    971
Engineering and Construction Group                                        14           203           237
Special charges and credits                                                -            47          (959)
General corporate                                                        (78)          (71)          (79)
-----------------------------------------------------------------------------------------------------------
Total                                                                $   462      $    401      $    170
-----------------------------------------------------------------------------------------------------------
Capital expenditures:
Energy Services Group                                                $   495      $    414      $    707
Engineering and Construction Group                                        32            34            34
General corporate and shared assets                                       51            72           100
-----------------------------------------------------------------------------------------------------------
Total                                                                $   578      $    520      $    841
-----------------------------------------------------------------------------------------------------------
Depreciation and amortization:
Energy Services Group                                                $   420      $    421      $    405
Engineering and Construction Group                                        36            43            49
General corporate and shared assets                                       47            47            46
-----------------------------------------------------------------------------------------------------------
Total                                                                $   503      $    511      $    500
-----------------------------------------------------------------------------------------------------------
Total assets:
Energy Services Group                                                $ 7,148      $  6,167      $  6,618
Engineering and Construction Group                                     1,258         1,282         1,405
Net assets of discontinued operations                                    689         1,103           950
General corporate and shared assets                                    1,008         1,087         1,099
-----------------------------------------------------------------------------------------------------------
Total                                                                $10,103      $  9,639      $ 10,072
-----------------------------------------------------------------------------------------------------------
(continued on next page)

                                                                          Years ended December 31
                                                                 ------------------------------------------
Millions of dollars                                                  2000          1999          1998
-----------------------------------------------------------------------------------------------------------
Research and development:
Energy Services Group                                                $   224      $    207      $    220
Engineering and Construction Group                                         7             4             4
-----------------------------------------------------------------------------------------------------------
Total                                                                $   231      $    211      $    224
-----------------------------------------------------------------------------------------------------------
Special charges and credits:
Energy Services Group                                                $     -      $    (45)     $    721
Engineering and Construction Group                                         -             -            40
General corporate                                                          -            (2)          198
-----------------------------------------------------------------------------------------------------------
Total                                                                $     -      $    (47)     $    959
-----------------------------------------------------------------------------------------------------------

Operations by Geographic Area

                                                                         Years ended December 31
                                                                 ------------------------------------------
Millions of dollars                                                  2000          1999          1998
-----------------------------------------------------------------------------------------------------------
Revenues:
United States                                                        $ 4,073      $ 3,727        $ 4,642
United Kingdom                                                         1,512        1,656          2,153
Other areas (over 120 countries)                                       6,359        6,930          7,709
-----------------------------------------------------------------------------------------------------------
Total                                                                $11,944      $12,313        $14,504
-----------------------------------------------------------------------------------------------------------
Long-lived assets:
United States                                                        $ 2,068      $ 1,801        $ 1,788
United Kingdom                                                           525          684            579
Other areas (numerous countries)                                         776          643            920
-----------------------------------------------------------------------------------------------------------
Total                                                                $ 3,369      $ 3,128        $ 3,287
-----------------------------------------------------------------------------------------------------------

Note 5.  Inventories
     Inventories to support continuing operations at December 31, 2000 and 1999 are composed of the following:

Millions of dollars                2000          1999
------------------------------------------------------------
Finished products and parts       $ 486         $  619
Raw materials and supplies          178             79
Work in process                      59             25
------------------------------------------------------------
Total                             $ 723         $  723
------------------------------------------------------------

     Inventories on the last-in, first-out method were $66 million at December 31, 2000 and 1999. If the average cost method had been used, total inventories would have been about $28 million higher than reported at December 31, 2000, and $35 million higher than reported at December 31, 1999.

Note 6.  Property, Plant and Equipment
     Property, plant and equipment to support continuing operations at December 31, 2000 and 1999 are composed of the following:

Millions of dollars                          2000          1999
---------------------------------------------------------------------
Land                                       $     83       $   110
Buildings and property improvements             968           959
Machinery, equipment and other                4,509         4,443
---------------------------------------------------------------------
Total                                         5,560         5,512
Less accumulated depreciation                 3,150         3,122
---------------------------------------------------------------------
Net property, plant and equipment          $  2,410       $ 2,390
---------------------------------------------------------------------

     At December 31, 2000 and 1999, machinery, equipment and other property includes oil and gas investments of approximately $363 million and $309 million, respectively, and software developed for an information system of $223 million and $197 million, respectively.

Note 7.  Related Companies
     We conduct some of our operations through various joint ventures which are in partnership, corporate and other business forms, and are principally accounted for using the equity method. Information pertaining to related companies for our continuing operations is set out below.

     The larger unconsolidated entities include European Marine Contractors, Limited, and Bredero-Shaw which are both part of the Energy Services Group. European Marine Contractors, Limited, which is 50%-owned, specializes in engineering, procurement and construction of marine pipelines. Bredero-Shaw, which is 50%-owned, specializes in pipecoating.
     We sold our 36% ownership interest in M-I to Smith International, Inc. on August 31, 1998. This transaction completed our commitment to the United States Department of Justice to sell our M-I interest in connection with our merger with Dresser Industries, Inc. See Note 2 for further information on the sale of M-I. Prior to the sale of our interest, we accounted for our interest in M-I on the equity method.
     Combined summarized financial information for all jointly owned operations which are not consolidated is as follows:

                                           Years ended December 31
Combined Operating Results         ----------------------------------------
Millions of dollars                  2000          1999          1998
---------------------------------------------------------------------------
Revenues                            $ 3,098       $ 3,215       $ 4,262
---------------------------------------------------------------------------
Operating income                    $   192       $   193       $   398
---------------------------------------------------------------------------
Net income                          $   169       $   127       $   276
---------------------------------------------------------------------------

                                            December 31
Combined Financial Position         ---------------------------
Millions of dollars                    2000          1999
---------------------------------------------------------------
Current assets                       $  1,604       $ 1,718
Noncurrent assets                       1,307         1,455
---------------------------------------------------------------
Total                                $  2,911       $ 3,173
---------------------------------------------------------------
Current liabilities                  $  1,238       $ 1,301
Noncurrent liabilities                    947         1,135
Minority interests                          2             4
Shareholders' equity                      724           733
---------------------------------------------------------------
Total                                $  2,911       $ 3,173
---------------------------------------------------------------

Note 8.  Lines of Credit, Notes Payable and Long-Term Debt
     At December 31, 2000, we had committed short-term lines of credit totaling $1.85 billion. There were no borrowings outstanding under these lines of credit. Fees for committed lines of credit were immaterial.
     Short-term debt consists primarily of $1.54 billion in commercial paper with an effective interest rate of 6.6% and $30 million of other facilities with varying rates of interest.
     Long-term debt at the end of 2000 and 1999 consists of the following:

Millions of dollars                                         2000          1999
------------------------------------------------------------------------------------
6.25% notes due June 2000                                  $     -       $   300
7.6% debentures due August 2096                                300           300
8.75% debentures due February 2021                             200           200
8% senior notes due April 2003                                 139           139
Medium-term notes due 2002 through 2027                        400           400
Term loans at LIBOR (GBP) plus 0.75% payable in
    semiannual installments through March 2002                  11            20
Other notes with varying interest rates                          7             5
------------------------------------------------------------------------------------
Total long-term debt                                         1,057         1,364
Less current portion                                             8           308
------------------------------------------------------------------------------------
Noncurrent portion of long-term debt                       $ 1,049       $ 1,056
------------------------------------------------------------------------------------

     We repaid $300 million on our 6.25% notes which came due in June 2000. The 7.6% debentures due 2096, 8.75% debentures due 2021, and 8% senior notes due
2003 may not be redeemed prior to maturity and do not have sinking fund requirements.
     At December 31, 2000, we have outstanding notes under our medium-term note program as follows:

            Amount              Due           Rate       Issue Price
      ----------------------------------------------------------------
        $  75 million         08/2002         6.30%          Par
        $ 150 million         12/2008         5.63%         99.97%
        $  50 million         05/2017         7.53%          Par
        $ 125 million         02/2027         6.75%         99.78%
      ----------------------------------------------------------------

     Each holder of the 6.75% medium-term notes has the right to require us to repay the holder's notes in whole or in part, on February 1, 2007. We may redeem the 5.63% medium-term notes in whole or in part at any time. Other notes issued under the medium-term note program may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements.
     Our debt matures as follows: $8 million in 2001; $84 million in 2002; $139 million in 2003; none in 2004 and 2005; and $826 million thereafter.

Note 9. Commitments and Contingencies
     Leases. At year end 2000, we were obligated under noncancelable operating leases, expiring on various dates through 2021, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rentals charged to continuing operations for noncancelable leases in 2000, 1999 and 1998 were as follows:

Millions of dollars       2000           1999          1998
-----------------------------------------------------------------
Rental expense           $   149       $   139        $   156
-----------------------------------------------------------------

     Future total rentals on noncancelable operating leases are as follows: $94 million in 2001; $80 million in 2002; $66 million in 2003; $45 million in 2004; $32 million in 2005; and $84 million thereafter.
     Asbestos litigation.  Since 1976, our subsidiary,  Dresser Industries, Inc.
and its former divisions or subsidiaries have been involved in litigation alleging some products they manufactured contained asbestos that injured persons that inhaled the fibers.
     Dresser has entered into agreements with insurance carriers, that cover, in whole or in part, indemnity payments, legal fees and expenses for specific categories of claims. Dresser is negotiating with insurance carriers for coverage for the remaining categories of claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by claim. In addition, lawsuits are pending against several carriers seeking to recover additional amounts related to these claims.
     Our Engineering and Construction Group is also involved in asbestos litigation. Third parties allege they sustained injuries from the inhalation of asbestos fibers contained in some of the materials used in various construction and renovation projects involving our Brown & Root subsidiary, now named Kellogg Brown & Root, Inc. The insurance coverage for Kellogg Brown & Root for the applicable periods was written by Highlands Insurance Company. Highlands was a subsidiary of Halliburton prior to its spin-off to our shareholders in early 1996. Our negotiations with Highlands have not produced an agreement on the amount of insurance coverage for asbestos and defense costs. On April 5, 2000, Highlands filed suit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all asbestos claims filed against Halliburton after the spin-off. Highlands also alleges that Halliburton did not adequately disclose to Highlands the existence of Halliburton's subsidiaries' potential asbestos liability. On August 23, 2000 Highlands issued a letter denying coverage under the policies based on the claims asserted in the Delaware action. We believe that Highlands is contractually obligated to provide insurance coverage for the asbestos claims filed against Kellogg Brown & Root and that Highlands' lawsuit and its denial of coverage are without merit. We intend to assert our right to the insurance coverage vigorously. On April 24, 2000, Halliburton filed suit against Highlands in Harris County, Texas, claiming that Highlands breached its contractual obligation to provide insurance coverage. We have asked the court to order Highlands to provide coverage for asbestos claims under the guaranteed cost policies issued by Highlands to Kellogg Brown & Root.

     On March 21, 2001 the Delaware Chancery Court ruled that Highlands is not obligated to provide insurance coverage for asbestos claims filed against Kellogg Brown & Root because, in the court's opinion, the agreements entered into by Highlands and Halliburton at the time of the spin-off terminated the policies previously written by Highlands that would otherwise cover such claims. This ruling, if it is not reversed on appeal, would eliminate our primary insurance covering asbestos claims against Kellogg Brown & Root for periods prior to the spin-off. Most claims filed against Kellogg Brown & Root allege exposure to asbestos prior to the spin-off and are disposed of for less than the limits of the Highlands policies. However, we and our legal counsel, Vinson & Elkins L.L.P., believe the court's ruling is wrong. We intend to appeal the ruling to the Delaware Supreme Court as soon as possible. Vinson & Elkins has opined to us that it is very likely that the ruling of the Chancery Court will be reversed because the ruling clearly contravenes the provisions of the applicable agreements between Highlands and Halliburton. Vinson & Elkins has also opined to us that it is likely that we will ultimately prevail in this ligitation.
     Since 1976, approximately 282,000 claims have been filed against various current and former divisions and subsidiaries. About 25,000 of these claims relate to Kellogg Brown & Root and the balance of these claims relate to Dresser, its former divisions and subsidiaries. Approximately 165,000 of these claims have been settled or disposed of at a gross cost of approximately $124 million, with insurance carriers paying all but approximately $32 million. Claims continue to be filed, with about 45,000 claims filed in 2000. We have established an accrual estimating our liability for known asbestos claims. Our estimate is based on our historical litigation experience, settlements and expected recoveries from insurance carriers. Our expected insurance recoveries are based on agreements with carriers or, where agreements are still under negotiation or litigation, our estimate of recoveries. We believe that the insurance carriers with which we have signed agreements will be able to meet their share of future obligations under the agreements. Prior to the Chancery Court's ruling, Highlands Insurance Group, Inc., the parent of Highlands Insurance Company, stated in its SEC filings that if it lost the litigation with us and is required to pay the asbestos claims against Kellogg Brown & Root, there could be a material adverse impact on Highlands Insurance Group's financial position. Highlands Incurance Company reported statutory capital surplus of $152 million to the Texas Insurance Commission in its Quarterly Statement as of September 30, 2000. On March 12, 2001, Highlands Insurance Group, Inc. announced that it expected to report a significant loss for the fourth quarter of 2000 and for the full year 2000. Although we do not know the extent of the impact of this loss on Highlands Insurance Company, we believe that Highlands has the ability to pay substantially all of these asbestos claims when this litigation is resolved in our favor.
     At December 31, 2000, there were about 117,000 open claims, including about 23,000 associated with recoveries we expect from Highlands. Open claims at December 31, 2000 also include 9,000 for which settlements are pending. The number of open claims at the end of 2000 compares with approximately 107,700 open claims at the end of the prior year. The accrued liabilities for these claims and corresponding billed and estimated recoveries from carriers are as follows:

                                                   December 31
                                         --------------------------------
Millions of dollars                           2000             1999
-------------------------------------------------------------------------
Accrued liability                            $   80           $  71
Estimated insurance recoveries:
     Highlands Insurance Company                (39)            (28)
     Other insurance carriers                   (12)            (18)
-------------------------------------------------------------------------
Net asbestos liability                       $   29           $  25
-------------------------------------------------------------------------

As of December 31, 2000, we have accounts receivable from Highlands Insurance Company of $11 million for payments we have made on asbestos claims. If our appeal of the Chancery Court's ruling in the Highlands litigation is unsuccessful, we will be unable to collect this account receivable or the $39 million estimated accrued recovery from Highlands for asbestos claims. This may have a material adverse impact on the results of our operations and our financial position at that time.

     Accounts receivable for billings to other insurance carriers for payments made on claims were $13 million at December 31, 2000 and $9 million at December 31, 1999.
     We recognize the uncertainties of litigation and the possibility that a series of adverse court rulings or new legislation affecting the claims settlement process could materially impact the expected resolution of asbestos related claims. However, based upon:
         -   our historical experience with similar claims;
         -   the  time  elapsed  since  Dresser  and  its  former  divisions  or subsidiaries discontinued sale of products containing asbestos;
         -   the time  elapsed since  Kellogg Brown  & Root used asbestos in any construction process; and
         - our understanding of the facts and circumstances that gave rise to asbestos claims, we believe that the pending asbestos claims will be resolved without material effect on our financial position or results of operations.
     Resolution of dispute with Global Industrial Technologies, Inc. We previously reported that under an agreement entered into at the time of the spin-off of Global Industrial Technologies, Inc., formerly INDRESCO, Inc., from Dresser Industries, Inc., Global assumed liability for all asbestos related claims filed against Dresser after July 31, 1992 relating to refractory products manufactured or marketed by the former Harbison-Walker Refractories division of Dresser. Those business operations were transferred to Global in the spin-off. These asbestos claims are subject to agreements with Dresser's insurance carriers that cover expense and indemnity payments. However, the insurance coverage is incomplete and Global has to-date paid the uncovered portion of asbestos claims with its own funds.
     We also reported that a dispute arose with Global concerning those agreements, which led to arbitration and litigation proceedings. We have now resolved the dispute and agreed with Global that:
         -   the arbitration, and all related litigation, is dismissed;
         - Global acknowledges its obligation to assume responsibility for new asbestos claims filed after the date of the spin-off;
         - Global agrees to continue to cooperate with Dresser on Dresser's remaining refractory claims; and
         - Dresser continues to make available its direct insurance program for the Global assumed asbestos liabilities.
     Fort Ord litigation. Brown & Root Services is a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. Brown & Root Services has denied the allegations and is preparing to defend itself at trial. Further proceedings in this civil lawsuit have been stayed while the investigation referred to in the next paragraph is ongoing. We believe that it is remote that this civil litigation will result in any material amount of damages being assessed against the company, although the cost of our defense could well exceed $1 million before the matter is brought to a conclusion.
     Although in 1998 the United States Department of Justice declined to join this litigation, it has advised us that Brown & Root Services is the target of a federal grand jury investigation regarding the contract administration issues raised in the civil litigation. Brown & Root Services has been served with grand jury subpoenas, which required the production of documents relating to the Fort Ord contract and similar contracts at other locations. We have also been informed that several current and former employees will be called to testify before the grand jury. We have retained independent counsel for these employees. We are cooperating in this investigation. The United States Department of Justice has not made any specific allegations against Brown & Root Services.
     Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.

     Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under United States federal law and comparable state laws. Kellogg Brown & Root, Inc., one of our subsidiaries, is one of nine PRPs named at the Tri-State Mining District "Superfund" Site, also known as the Jasper County "Superfund" Site, which we have reported in the past. Based on our negotiations with federal regulatory authorities and our evaluation of our responsibility for remediation at small portions of this site, we do not believe we will be compelled to make expenditures which will have a material adverse effect on our financial position or results of operations. However, the United States Department of the Interior and the State of Missouri have indicated that they might make a separate claim against Kellogg Brown & Root for natural resource damages. Discussions with them have not been concluded and we are unable to make a judgement about the amount of damages they may seek.
     We also incur costs related to compliance with ever-changing environmental legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
     Our accrued liabilities for environmental matters were $31 million as of December 31, 2000 and $29 million as of December 31, 1999.
     Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or our results of operations.

Note 10.  Income Per Share

Millions of dollars and shares
except per share data                                              2000          1999          1998
----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before change in
    accounting method                                             $   188       $    174      $   (120)
----------------------------------------------------------------------------------------------------------

Basic weighted average shares                                         442            440           439
Effect of common stock equivalents                                      4              3             -
----------------------------------------------------------------------------------------------------------
Diluted weighted average shares                                       446            443           439
----------------------------------------------------------------------------------------------------------

Income (loss) per common share from continuing operations
    before change in accounting method:
Basic                                                             $  0.42       $   0.40      $  (0.27)
----------------------------------------------------------------------------------------------------------
Diluted                                                           $  0.42       $   0.39      $  (0.27)
----------------------------------------------------------------------------------------------------------

Income per common share from discontinued operations:
Basic                                                             $  0.71       $   0.64      $   0.24
----------------------------------------------------------------------------------------------------------
Diluted                                                           $  0.70       $   0.64      $   0.24
----------------------------------------------------------------------------------------------------------

     Income per share from discontinued operations includes $0.49 and $0.36 basic and $0.48 and $0.36 diluted from the gain on the sale of discontinued operations in 2000 and 1999, respectively.
     Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Included in the computation of diluted income per share are rights we issued in connection with the PES acquisition for between 850,000 and 2.1 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 1 million shares of common stock in 2000; 2 million shares in 1999; and 1 million shares in 1998. These options were outstanding during these respective years, but were excluded because the option exercise price was greater than the average market price of the common shares. Since we incurred a loss in 1998, diluted earnings per share for that year excludes 3 million potential common shares which were antidilutive for earnings per share purposes.

Note 11.  Engineering and Construction Reorganization
     The table below summarizes non-recurring charges of $36 million pretax recorded in December 2000 related to the reorganization of our engineering and construction businesses.

                                                                        Asset
                                                                       Related    Personnel
Millions of dollars                                                    Charges     Charges       Total
----------------------------------------------------------------------------------------------------------
2000 Charges to Expense by Business Segment
Energy Services Group                                                   $    2      $    9      $   11
Engineering and Construction Group                                          18           7          25
----------------------------------------------------------------------------------------------------------
Total                                                                       20          16          36
Utilized in 2000                                                           (20)          -         (20)
----------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                               $    -      $   16      $   16
----------------------------------------------------------------------------------------------------------

     These charges were reflected in the following captions of the consolidated statements of income:

                                         Year ended
                                         December 31
                                    -----------------------
Millions of dollars                          2000
-----------------------------------------------------------
Cost of services                           $     30
General and administrative                        6
-----------------------------------------------------------
Total                                      $     36
-----------------------------------------------------------

     Asset Related Charges
     As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our cost structure including write-offs of equipment, engineering reference designs and capitalized software. Cost of services includes $20 million of charges for equipment, licenses and engineering reference designs related to specific projects that were discontinued as a result of the reorganization. Equipment and licenses with a net book value of $10 million were abandoned. Engineering reference designs specific to a project with a net book value of $4 million were written off. Software developed for internal use with a net book value of $6 million which we no longer plan to use due to standardization of systems was also written off.
     Personnel Charges
     Personnel charges of $16 million include severance and related costs incurred for the planned reduction of approximately 30 senior management positions, most of which will be terminated in the first quarter of 2001. We expect payments under the severance arrangements to be completed by mid-2001.

Note 12.  Special Charges and Credits
     The table below summarizes the 1998 pretax expenses for special charges and the accrued amounts utilized and adjusted through December 31, 2000.

                                          Asset                     Facility         Merger
                                         Related     Personnel    Consolidation   Transaction      Other
Millions of dollars                      Charges      Charges        Charges        Charges       Charges       Total
-------------------------------------------------------------------------------------------------------------------------
1998 Charges to Expense by
Business Segment
Energy Services Group                     $   453     $   157      $       93       $      -      $     18      $  721
Engineering & Construction Group                8          19               8              -             5          40
Discontinued operations                        18           1               2              -             -          21
General corporate                              30          58              23             64            23         198
-------------------------------------------------------------------------------------------------------------------------
Total                                         509         235             126             64            46         980
Utilized in 1998 and 1999                    (509)       (196)            (77)           (63)          (19)       (864)
Adjustments to 1998 charges                     -         (30)            (16)            (1)            -         (47)
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                 $     -     $     9      $       33       $      -      $     27      $   69
-------------------------------------------------------------------------------------------------------------------------
Utilized in 2000                                -          (9)            (28)             -           (26)        (63)
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                 $     -     $     -      $        5       $      -      $      1      $    6
-------------------------------------------------------------------------------------------------------------------------

     Our 1998 results of operations reflect special charges totaling $980 million to provide for costs associated with the Dresser Industries, Inc. merger and industry downturn due to declining oil and gas prices. These charges were reflected in the following captions of the consolidated statements of income:

                                   Year ended
                                   December 31
                             ------------------------
Millions of dollars                   1998
-----------------------------------------------------
Cost of services                     $   68
Cost of sales                            16
Special charges                         875
Discontinued operations                  21
-----------------------------------------------------
Total                                $  980
-----------------------------------------------------

     Most restructuring activities accrued for in the 1998 special charges were completed and expended by the end of 1999. We utilized $63 million in 2000 for sales of facilities and other actions that were initiated in 1999 but were concluded in 2000. From inception through December 31, 2000, we used $368 million in cash for items associated with the 1998 special charges. The unutilized special charge reserve balance at December 31, 2000 is expected to result in future cash outlays of $6 million. At December 31, 2000, no adjustments or reversals to the remaining accrued special charges are planned.
     During the second quarter of 1999, we reversed $47 million of the 1998 special charge based on our reassessment of total costs to be incurred to complete the actions covered in our special charges. The components of the reversal are as follows:
         - $30 million in personnel charges primarily due to a reduction in estimated legal costs associated with employee layoffs, lower than anticipated average severance per person and fewer than expected terminations due to voluntary employee resignations;
          - $16 million in facility consolidation charges due to fewer than initially estimated facility exits, resulting in an estimated $7 million reduction in facilities consolidation costs, combined with other factors including more favorable exit costs than anticipated; and
         - $1 million of merger transaction costs primarily as a result of lower than previously estimated legal and other professional costs.

Asset Related Charges
     Asset related charges include impairments and write-offs of intangible assets and excess and/or duplicate machinery, equipment, inventory, and capitalized software. Charges also include write-offs and lease cancellation costs related to acquired information technology equipment replaced with our standard common office equipment and exit costs on other leased assets.
     As a result of the merger, Halliburton Company's and Dresser Industries, Inc.'s completion products operations and formation evaluation businesses have been combined. Excluded is Halliburton's logging-while-drilling business and a portion of our measurement-while-drilling business which were required to be disposed of in connection with the United States Department of Justice consent decree. See Note 2. We recorded impairments based upon anticipated future cash flows in accordance with Statement of Financial Accounting Standards No. 121. This was based on the change in strategic direction, the outlook for the industry, the decision to standardize equipment product offerings and the expected loss on the disposition of the logging-while-drilling business. The following table summarizes the resulting write-downs of excess of cost over net assets acquired and long-lived assets associated with:
         -   the  directional  drilling  and   formation  evaluation  businesses
             acquired in 1993 from Smith International, Inc.;
         -   the formation evaluation business acquired in  the 1988 acquisition of Gearhart Industries, Inc.; and
         -   Mono Pumps and AVA acquired in 1990 and 1992.

                                                                      Excess of   Related
                                                                        Cost       Long-
                                                                      Over Net     Lived
Millions of dollars                                                    Assets      Assets     Total
------------------------------------------------------------------------------------------------------
Drilling operations of pre-merger Halliburton Energy Services         $  125      $   96      $  221
Logging operations of pre-merger Halliburton Energy Services              51          54         105
Mono Pump industrial and oilfield pump operations of Dresser              43           -          43
AVA completion products business of Dresser Oil Tools                     34           3          37
Abandonment of a trademark                                                 1           -           1
--------------------------------------------------------------------------------- --------------------
Total                                                                 $  254      $  153      $  407
------------------------------------------------------------------------------------------------------

     As discussed below, the merger caused management to reevaluate the realizability of excess cost over net assets acquired and related long-lived assets of these product service lines. Each business was considered to be impaired under SFAS No. 121 guidance.
     The overall market assumptions on which the impairment computations were made assumed that 1999 calendar year drilling activity as measured by worldwide rig count would be 1,900 rigs which was up from the 1,700 level in the third quarter of 1998. Rig count for calendar year 2000 and beyond was assumed to increase about 3% per year based upon estimated long-term growth in worldwide demand for oil and gas. These assumptions were based on market data available at the time of the merger.
     In addition to these assumptions, management utilized a 10-year timeframe for future projected cash flows, a discount rate that approximates its average cost of capital, and specific assumptions for the future performance of each product service line. The most significant assumptions are discussed below. In each case, these analyses represented management's best estimate of future results for these product service lines.
     Drilling operations of pre-merger Halliburton Energy Services. Our pre-merger drilling business consisted of logging-while-drilling, measurement-while-drilling and directional drilling services. The majority of the pre-merger logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business were required to be sold under the United States Department of Justice consent decree. We have integrated the remaining drilling business with the Sperry-Sun operations of Dresser. Our strategy focuses generally on operating under the Sperry-Sun name and using Sperry-Sun's superior technology, tools and industry reputation. Our remaining pre-merger drilling assets and technology are being de-emphasized as they wear out or become obsolete. These tools will not be replaced resulting in significant decreases in future cash flows and an impairment of the excess of cost over net assets and related long-lived assets.

     Significant forecast assumptions included a revenue decline in the remaining pre-merger drilling business due to the measurement-while-drilling sale in the first year. Related revenue and operating income over the following 10 years were projected to decline due to reduced business opportunities resulting from our shift in focus toward Sperry-Sun's tools and technologies. We determined that there was a $125 million impairment of excess of cost over net assets acquired. In addition, related long-lived asset impairments consisted of $61 million of property and equipment and $14 million of related spare parts, the value of which was estimated using the "held for use" model during the forecast period. An impairment of $3 million was recorded related to property and equipment and $18 million of spare parts using the "held for sale" model sold in accordance with the consent decree with the United States Department of Justice. See Note 2.
     Logging operations of pre-merger Halliburton Energy Services. The merger of Halliburton Company and Dresser Industries, Inc. enabled the acceleration of a formation evaluation strategy. This strategy takes advantage of Sperry-Sun's logging-while-drilling competitive position and reputation for reliability combined with our Magnetic Resonance Imaging Logging (MRIL(R)) technology acquired with the NUMAR acquisition in 1997. Prior to the merger, we were focused on growing the traditional logging business while working toward development of new systems to maximize the MRIL(R) technology. The merger allowed us to implement the new strategy and place the traditional logging business in a sustaining mode. This change in focus and strategy resulted in a shift of operating cash flows away from our traditional logging business. This created an impairment of the excess of cost over net assets and related long-lived assets related to our logging business.
     Significant forecast assumptions included revenues decreasing slowly over the 10-year period, reflecting the decline in the traditional logging markets. Operating income initially was forecasted to increase due to cost cutting activity, and then decline as revenue decreased due to the significant fixed costs in this product service line. We calculated $51 million impairment of the excess of cost over net assets acquired. In addition, related long-lived asset impairments consisted of $22 million of property and equipment and $32 million of spare parts which management estimated using the "held for use" model during the forecast period.
     Mono Pump operations of pre-merger Dresser. The amount of the impairment is $43 million, all of which represents excess of cost over net assets acquired associated with the business.
     Our strategy for Mono Pump is to focus primarily on the oilfield business including manufacturing power sections for drilling motors. The prior strategy included emphasis on non-oilfield related applications of their pumping technology and the majority of Mono Pump revenues were related to non-oilfield sales. The change in strategy will result in reduced future cash flows resulting in an impairment of the excess of costs over net assets acquired.
     Significant forecast assumptions included stable revenue for several years and then slowly declining due to decreasing emphasis of industrial market applications. Operating income was forecasted to initially be even with current levels but then decline over the period as revenues declined and fixed costs per unit increased.
     AVA operations of Dresser Oil Tools. The amount of the impairment is $37 million of which $34 million relates to excess of costs over net assets acquired.
     The plan for Dresser's AVA business line (which supplies subsurface safety valves and other completion equipment) was to rationalize product lines which overlap with our pre-existing completion equipment business line. The vast majority of the AVA product lines were de-emphasized except for supporting the installed base of AVA equipment and specific special order requests from customers. AVA products were generally aimed at the high-end custom completion products market. Our strategy was to focus on standardized high-end products based upon pre-merger Halliburton designs thus reducing future AVA cash flows and impairing its assets and related excess of costs over net assets acquired.
     Additional asset related charges. Additional asset related charges include:
         - $37 million for various excess fixed assets as a result of merging similar product lines. We have no future use for these assets and they have been scrapped;
         - $33 million for other assets related to capitalized software, which became redundant with the merger. Major components included redundant computer aided design systems and capitalized costs related to a portion of our enterprise-wide information system abandoned due to changed requirements of the post merger company. The redundant computer aided design systems were used in both the Energy Services Group and the Engineering and Construction Group and were immediately abandoned and replaced by superior systems required to meet the needs of the merged company;
         - $26 million for the inventory charge relates to excess inventory as a result of merging similar product lines and/or industry downturn. This included approximately $17 million related to overlapping product lines and excess inventory in the completion products business and $9 million related to various Dresser Equipment Group divisions due to excess inventory related to industry downturn. Inventory that was overlapping due to the merger was segregated and has been scrapped. Inventory reserves were increased to cover the estimated write-down to market for inventory with future use determined to be excess as a result of the industry downturn. Any future sales are expected to approximate the new lower carrying value of the inventory;
         - $5 million for the impairment of excess of cost over net assets acquired related to well construction technology that became redundant once the merger was complete due to similar but superior technology offered by Sperry-Sun. This technology will no longer be used as part of our integrated service offerings, thus reducing future cash flows. We will, however, continue to market this technology individually to third parties. An impairment based on a "held for use" model was calculated using a 10-year discounted cash flow model with a discount rate which approximates our average cost of capital; and
         - $1 million write-off of excess of cost over net assets acquired related to the Steamford product line in the Dresser Equipment Group valve and control division. Management made the strategic decision to exit this product line.
     Asset related charges have been reflected as direct reductions of the associated asset balances.

Personnel Charges
     Personnel charges include severance and related costs incurred for announced employee reductions of 10,850 affecting all business segments, corporate and shared service functions. Personnel charges also include personnel costs related to change of control. In June 1999, management revised the planned employee reductions to 10,100 due in large part to higher than anticipated voluntary employee resignations. As of December 31, 2000, terminations of employees, consultants and contract personnel related to the 1998 special charge have been completed.

Facility Consolidation Charges
     Facility consolidation charges include costs to dispose of owned properties or exit leased facilities. As a result of the merger with Dresser and the industry downturn, we recorded a charge for costs to vacate, sell or close excess and redundant service, manufacturing and administrative facilities throughout the world. The majority of these facilities are within the Energy Services Group. Expenses of $126 million included:
         - $85 million write-down of owned facilities for anticipated losses on planned disposals based upon the difference between the assets' net book values and anticipated future net realizable value based upon the "to be disposed of" method;
         - $37 million lease buyout costs or early lease termination cost including:
             -   estimated costs to buy out leases;
             -   facility refurbishment/restoration  expenses as required by the lease in order to exit property;
             -   sublease differentials, as applicable; and
             -   related broker/agent fees to negotiate and close buyouts;
         -   $4  million  facility  maintenance   costs  to   maintain   vacated
             facilities   between   the  abandonment   date  and  the   expected
             disposition date. Maintenance costs include lease expense, depreciation, maintenance, utilities, and third-party administrative costs.
     As of December 31, 2000, we have substantially completed the work to vacate, sell or close the service, manufacturing and administrative facilities related to the 1998 special charge. The majority of the sold, returned or vacated properties are located in North America and have been eliminated from the Energy Services Group. The remaining expenditures will be made as the remaining properties are vacated and sold.

Merger Transaction Charges
     Merger transaction costs include investment banking, filing fees, legal and professional fees and other merger related costs. We estimated our merger transaction costs to be $64 million.

Other Charges
     Other charges of $46 million include the estimated contract exit costs associated with the elimination of duplicate agents and suppliers in various countries throughout the world. Through December 31, 2000, we have utilized substantially all of the estimated amount of other special charge costs.

Note 13.  Change in Accounting Method
     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after-tax or $0.04 per diluted share. The components of the $30 million pretax cost, all contained within the Energy Services Group, that were previously deferred include:
         - $23 million for mobilization costs associated with specific contracts and for installation of offshore cementing equipment onto third party marine drilling rigs or vessels; and
         - $7 million for costs incurred opening a new manufacturing facility in the United Kingdom.

Note 14.  Income Taxes
     The components of the (provision) benefit for income taxes are:

                                                         Years ended December 31
                                               ------------------------------------------
Millions of dollars                               2000          1999           1998
-----------------------------------------------------------------------------------------
Current income taxes:
Federal                                           $  (16)       $ 137          $ (260)
Foreign                                             (114)         (64)           (185)
State                                                 (5)          (2)             (7)
-----------------------------------------------------------------------------------------
Total                                               (135)          71            (452)
-----------------------------------------------------------------------------------------
Deferred income taxes:
Federal                                              (20)        (175)            293
Foreign and state                                     26          (12)              4
-----------------------------------------------------------------------------------------
Total                                                  6         (187)            297
-----------------------------------------------------------------------------------------
Continuing operations                               (129)        (116)           (155)
-----------------------------------------------------------------------------------------
Discontinued operations                              (60)         (98)            (90)
Disposal of discontinued operations                 (141)         (94)              -
Benefit for change in accounting method                -           11               -
-----------------------------------------------------------------------------------------
Total                                             $ (330)       $(297)         $ (245)
-----------------------------------------------------------------------------------------

     Included in federal income taxes for continuing operations are foreign tax credits of $113 million in 2000, $52 million in 1999 and $94 million in 1998. The United States and foreign components of income (loss) from continuing operations before income taxes and minority interests are as follows:

                                Years ended December 31
                        ---------------------------------------
Millions of dollars         2000         1999         1998
---------------------------------------------------------------
United States              $   128      $  131        $ (428)
Foreign                        207         176           483
---------------------------------------------------------------
Total                      $   335      $  307        $   55
---------------------------------------------------------------

     The primary components of our deferred tax assets and liabilities and the related valuation allowances are as follows:

                                                        December 31
                                                --------------------------
Millions of dollars                                2000          1999
--------------------------------------------------------------------------
Gross deferred tax assets:
Employee benefit plans                            $  261        $  250
Accrued liabilities                                  118           116
Construction contract accounting methods             117            98
Insurance accruals                                   109            98
Inventory                                             43            31
Intercompany profit                                   42            26
Net operating loss carryforwards                      35            34
Basis in joint ventures                               33            92
Intangibles                                           20            28
Special charges                                        6            25
Alternative minimum tax carryforward                   -             7
All other                                             60            69
--------------------------------------------------------------------------
Total                                             $  844        $  874
--------------------------------------------------------------------------
Gross deferred tax liabilities:
Depreciation and amortization                     $  128        $  135
Unrepatriated foreign earnings                        29            29
Safe harbor leases                                     9            10
All other                                             66            99
--------------------------------------------------------------------------
Total                                                232           273
--------------------------------------------------------------------------
Valuation allowances:
Net operating loss carryforwards                      29            31
All other                                              8             1
--------------------------------------------------------------------------
Total                                                 37            32
--------------------------------------------------------------------------
Net deferred income tax asset                     $  575        $  569
--------------------------------------------------------------------------

     We have accrued for the potential repatriation of undistributed earnings of our foreign subsidiaries and consider earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
     We have net operating loss carryforwards of $44 million which expire in 2001 through 2005. We also have net operating loss carryforwards of $75 million with indefinite expiration dates. Reconciliations between the actual provision for income taxes and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

                                                                     Years ended December 31
                                                            ---------------------------------------
Millions of dollars                                             2000         1999         1998
---------------------------------------------------------------------------------------------------
Provision computed at statutory rate                           $  (117)     $   (99)     $   (13)
Reductions (increases) in taxes resulting from:
    Tax differentials on foreign earnings                          (14)         (14)         (17)
    State income taxes, net of federal income tax benefit           (3)          (1)          (7)
    Special charges                                                  -            -         (109)
    Nondeductible goodwill                                         (11)         (10)         (11)
    Other items, net                                                16            8            2
---------------------------------------------------------------------------------------------------
Continuing operations                                             (129)        (116)        (155)
Discontinued operations                                            (60)         (98)         (90)
Disposal of discontinued operations                               (141)         (94)           -
Benefit for change in accounting method                              -           11            -
---------------------------------------------------------------------------------------------------
Total                                                          $  (330)     $  (297)     $  (245)
---------------------------------------------------------------------------------------------------

Note 15.  Common Stock
     On June 25, 1998, our shareholders voted to increase the number of authorized shares from 400 million to 600 million.
     Our 1993 Stock and Long-Term Incentive Plan provides for the grant of any or all of the following types of awards:
         - stock options, including incentive stock options and non-qualified stock options;
         - stock appreciation rights, in tandem with stock options or freestanding;
         -   restricted stock;
         -   performance share awards; and
         -   stock value equivalent awards.
Under the terms of the 1993 Stock and Long-Term Incentive Plan as amended, 49 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 16 million shares can be awarded as restricted stock. At December 31, 2000, 27 million shares were available for future grants under the 1993 Stock and Long-Term Incentive Plan with 12.7 million shares remaining available for restricted stock awards.
     In connection with the acquisition of Dresser in 1998, we assumed the outstanding stock options under the stock option plans maintained by Dresser. See Note 2. Stock option transactions summarized below include amounts for the 1993 Stock and Long-Term Incentive Plan and stock plans of Dresser and other acquired companies. No further awards are being made under the stock plans of acquired companies.

                                         Number of        Exercise        Weighted Average
                                           Shares         Price per        Exercise Price
Stock Options                          (in millions)        Share            per Share
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1997             12.4      $  3.10 - 61.50       $  26.55
---------------------------------------------------------------------------------------------
    Granted                                   4.2        26.19 - 46.50          33.07
    Exercised                                (2.4)        3.10 - 37.88          20.84
    Forfeited                                (0.4)        5.40 - 54.50          33.64
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998             13.8      $  3.10 - 61.50       $  29.37
---------------------------------------------------------------------------------------------
    Granted                                   5.6        28.50 - 48.31          36.46
    Exercised                                (1.7)        3.10 - 54.50          24.51
    Forfeited                                (0.6)        8.28 - 54.50          35.61
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1999             17.1      $  3.10 - 61.50       $  32.03
---------------------------------------------------------------------------------------------
    Granted                                   1.7        34.75 - 54.00          41.61
    Exercised                                (3.6)        3.10 - 45.63          25.89
    Forfeited                                (0.5)       12.20 - 54.50          37.13
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2000             14.7      $  8.28 - 61.50       $  34.54
---------------------------------------------------------------------------------------------

     Options outstanding at December 31, 2000 are composed of the following:

                                          Outstanding                                 Exercisable
                          ----------------------------------------------  --------------------------------
                                           Weighted
                                            Average        Weighted                            Weighted
                            Number of      Remaining        Average        Number of            Average
       Range of              Shares       Contractual      Exercise         Shares             Exercise
    Exercise Prices       (in millions)      Life            Price       (in millions)           Price
------------------------------------------------------------------------------------------------------------
  $  8.28 - 28.13             3.8             5.8         $ 23.60            3.2              $  22.76
    28.50 - 34.75             3.8             7.5           30.58            1.8                 29.50
    35.00 - 39.50             5.0             8.0           39.08            2.4                 38.77
    39.56 - 61.50             2.1             7.6           50.42            1.4                 50.87
------------------------------------------------------------------------------------------------------------
  $  8.28 - 61.50            14.7             7.2         $ 34.54            8.8              $  32.81
------------------------------------------------------------------------------------------------------------

     There were 9.5 million options exercisable with a weighted average exercise price of $28.96 at December 31, 1999, and 7.8 million options exercisable with a weighted average exercise price of $25.72 at December 31, 1998.
     All stock options under the 1993 Stock and Long-Term Incentive Plan, including options granted to employees of Dresser since its acquisition, are granted at the fair market value of the common stock at the grant date.
     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                                   Assumptions
                       ---------------------------------------------------------------------   Weighted Average
                          Risk-Free         Expected          Expected         Expected         Fair Value of
                        Interest Rate    Dividend Yield    Life (in years)    Volatility       Options Granted
------------------------------------------------------------------------------------------------------------------
2000                           5.2%              1.3%             5                 54.0%           $ 21.57
1999                           5.8%              1.3%             5                 56.0%           $ 19.77
1998                     4.3 - 5.3%        1.2 - 2.7%          5 - 6.5       20.1 - 38.0%           $ 11.63
------------------------------------------------------------------------------------------------------------------

     Stock options generally expire 10 years from the grant date. Stock options under the 1993 Stock and Long-Term Incentive Plan vest over a three-year period, with one-third of the shares becoming exercisable on each of the first, second and third anniversaries of the grant date. Other plans have vesting periods ranging from three to 10 years. Options under the Non-Employee Directors' Plan vest after six months.
     We account for the option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Compensation cost for the stock option programs calculated consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is set forth on a pro forma basis below:

Millions of dollars
except per share data                2000              1999             1998
-----------------------------------------------------------------------------------
Net income:
    As reported                     $   501          $   438           $   (15)
    Pro forma                           460              406               (43)
-----------------------------------------------------------------------------------
Diluted earnings per share:
    As reported                     $  1.12          $  0.99           $ (0.03)
    Pro forma                          1.03             0.92             (0.10)
-----------------------------------------------------------------------------------

     Restricted shares awarded under the 1993 Stock and Long-Term Incentive Plan were 695,692 in 2000, 352,267 in 1999 and 414,510 in 1998. The shares awarded are net of  forfeitures  of 69,402 in 2000,  72,483 in 1999 and 136,540 in 1998.
The weighted average fair market value per share at the date of grant of shares granted was $42.25 in 2000, $43.41 in 1999 and $34.77 in 1998.
     Our Restricted Stock Plan for Non-Employee Directors allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. We reserved 100,000 shares of common stock for issuance to non-employee directors. Under this plan we issued 3,600 restricted shares in 2000, 4,800 restricted shares in 1999 and 3,200 restricted shares in 1998. At December 31, 2000, 28,800 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted was $46.81 in 2000, $46.13 in 1999 and $36.31 in 1998.
     Our Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 2000, 152,850 shares (net of 42,550 shares forfeited) have been issued. Forfeitures were 7,450 in 2000, 8,400 in 1999 and 1,900 in 1998. No further grants are being made under this plan.
     Under the terms of our Career Executive Incentive Stock Plan, 15 million shares of our common stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 2000, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
     Restricted shares issued under the 1993 Stock and Long-Term Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding ten years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2000, the unamortized amount is $63 million. We recognized compensation costs in income of $18 million in 2000, $11 million in 1999 and $8 million in 1998.

Note 16.  Series A Junior Participating Preferred Stock
     We previously declared a dividend of one preferred stock purchase right on each outstanding share of common stock. The dividend is also applicable to each share of our common stock that was issued subsequent to adoption of the Rights Agreement entered into with Mellon Investor Services LLC. Each preferred stock purchase right entitles its holder to buy one two-hundredth of a share of our Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75. These preferred stock purchase rights are subject to antidilution adjustments, which are described in the Rights Agreement entered into with Mellon. The preferred stock purchase rights do not have any voting rights and are not entitled to dividends.
     The preferred stock purchase rights become exercisable in limited circumstances involving a potential business combination. After the preferred stock purchase rights become exercisable, each preferred stock purchase right will entitle its holder to an amount of our common stock, or in some circumstances, securities of the acquirer, having a total market value equal to two times the exercise price of the preferred stock purchase right. The preferred stock purchase rights are redeemable at our option at any time before they become exercisable. The preferred stock purchase rights expire on December 15, 2005. No event during 2000 made the preferred stock purchase rights exercisable.

Note 17.  Financial Instruments and Risk Management
     Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively hedge significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the cost of hedging the exposure in relation to the perceived risk of loss. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash flows resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.

     We hedge our currency exposure through the use of currency derivative instruments. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to hedge identifiable foreign currency commitments. Losses of $1 million for identifiable foreign currency commitments were deferred at December 31, 2000. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to hedge foreign currency commitments with an indeterminable maturity date. None of the forward or option contracts are exchange traded.
     While hedging instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being hedged. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates. The notional amounts of open forward contracts and options for continuing operations were $281 million and $297 million at year-end 2000 and 1999, respectively. Amounts related to discontinued operations were $61 million and $96 million at December 31, 2000 and 1999, respectively. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates. We actively monitor our foreign currency exposure and adjust the amounts hedged as appropriate.
     Exposures to some currencies are generally not hedged due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.
     Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality securities with various investment institutions. We derive the majority of our revenues from sales and services, including engineering and construction, to the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.
     There are no significant concentrations of credit risk with any individual counterparty or groups of counterparties related to our derivative contracts. We select counterparties based on creditworthiness, which we continually monitor, and on the counterparties' ability to perform their obligations under the terms of the transactions. We do not expect any counterparties to fail to meet their obligations under these contracts given their high credit ratings. Therefore, we consider the credit risk associated with our derivative contracts to be minimal.
     Fair market value of financial instruments. The estimated fair market value of long-term debt at year-end 2000 and 1999 was $1,066 million and $1,352 million, respectively, as compared to the carrying amount of $1,057 million at year-end 2000 and $1,364 million at year-end 1999. The fair market value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. See Note 8. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable and accounts payable, as reflected in the consolidated balance sheets approximates fair market value due to the short maturities of these instruments. The fair market value of currency derivative instruments, generally approximates their carrying amount based upon third-party quotes. The fair market values of derivative instruments used for fair value hedging and cash flow hedging were immaterial.

Note 18.  Retirement Plans
     Our company and subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $182 million, $146 million, and $152 million in 2000, 1999 and 1998, respectively. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation. Plan assets, expenses and obligations for retirement plans in the following tables include both continuing and discontinued operations.

                                                                2000                                  1999
                                                  ----------------------------------    ----------------------------------
Millions of dollars                                United States    International        United States     International
------------------------------------------------------------------------------------    ----------------------------------
Change in benefit obligation
Benefit obligation at beginning of year             $      413       $    1,747           $       430         $  1,716
Service cost                                                 4               53                     7               66
Interest cost                                               20               85                    30               96
Plan participants' contributions                             -               13                     -               15
Effect of business combinations                              -               32                     -                -
Amendments                                                   5                -                     5               11
Divestitures                                              (138)             (61)                    -                -
Settlements/curtailments                                    (8)               -                    (3)               -
Currency fluctuations                                        -             (163)                    -              (44)
Actuarial gain/(loss)                                       13              (11)                   (3)             (60)
Benefits paid                                              (21)             (58)                  (53)             (53)
--------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $      288       $    1,637           $       413         $  1,747
--------------------------------------------------------------------------------------------------------------------------

                                                                2000                                  1999
                                                  ----------------------------------    ----------------------------------
Millions of dollars                                United States    International        United States     International
------------------------------------------------------------------------------------    ----------------------------------
Change in plan assets
Fair value of plan assets at beginning of year      $      466       $    2,134           $       445         $  1,817
Actual return on plan assets                                18              262                    65              376
Employer contribution                                       17               25                    22               26
Settlements                                                (14)               -                   (13)               -
Plan participants' contributions                             -               13                     -               15
Divestitures                                              (153)             (47)                    -                -
Currency fluctuations                                        -             (199)                    -              (47)
Benefits paid                                              (21)             (58)                  (53)             (53)
--------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $      313       $    2,130           $       466         $  2,134
--------------------------------------------------------------------------------------------------------------------------

Funded status                                       $       25       $      493           $        53         $    387
Unrecognized transition obligation/(asset)                  (1)              17                     -               (6)
Unrecognized actuarial (gain)/loss                           4             (378)                  (31)            (275)
Unrecognized prior service cost/(benefit)                   13              (79)                    7              (41)
--------------------------------------------------------------------------------------------------------------------------
Net amount recognized                               $       41       $       53           $        29         $     65
--------------------------------------------------------------------------------------------------------------------------

     We recognized an additional minimum pension liability for the underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.

                                                               2000                                  1999
                                                  ---------------------------------    ----------------------------------
Millions of dollars                               United States    International        United States     International
-----------------------------------------------------------------------------------    ----------------------------------
Amounts recognized in the consolidated
    balance sheets
Prepaid benefit cost                               $       54       $       93           $        43         $     98
Accrued benefit liability                                 (28)             (49)                  (38)             (40)
Intangible asset                                           10                1                    11                1
Deferred tax asset                                          1                -                     -                -
Accumulated other comprehensive income                      4                8                    13                6
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                              $       41       $       53           $        29         $     65
-------------------------------------------------------------------------------------------------------------------------

     Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Weighted-average assumptions                               2000            1999             1998
-------------------------------------------------------------------------------------------------------
Expected return on plan assets:
   United States plans                                     9.0%            9.0%         8.5% to 9.0%
   International plans                                 3.5% to 8.0%    7.25% to 8.0%   7.0% to 11.0%
Discount rate:
   United States plans                                     7.5%            7.5%        7.25% to 8.0%
   International plans                                 4.0% to 5.5%    2.5% to 7.5%    2.0% to 12.5%
Rate of compensation increase:
   United States plans                                     4.5%        4.5% to 5.0%     4.5% to 5.0%
   International plans                                 3.5% to 7.6%    1.0% to 10.5%   2.0% to 11.0%
-------------------------------------------------------------------------------------------------------

                                                    2000                          1999                            1998
                                         ---------------------------    --------------------------     ---------------------------
                                           United                         United                         United
Millions of dollars                        States    International        States    International        States    International
----------------------------------------------------------------------------------------------------------------------------------
Components of net periodic
    benefit cost
Service cost                              $     4      $      53          $    7      $      66          $    5      $       57
Interest cost                                  20             85              30             96              27             111
Expected return on plan assets                (26)          (135)            (33)          (145)            (30)           (123)
Transition amount                               -              -               1             (2)              1              (2)
Amortization of prior service cost             (1)            (6)             (2)            (7)             (4)             (7)
Settlements/curtailments loss/(gain)           10              -              14              -              (4)             (2)
Recognized actuarial (gain)/loss                -            (10)             (1)           (11)              -               -
----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                 $     7      $     (13)         $   16      $      (3)         $   (5)     $       34
----------------------------------------------------------------------------------------------------------------------------------

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $172 million, $154 million, and $82 million, respectively, as of December 31, 2000. They were $205 million, $199 million, and $183 million, respectively, as of December 31, 1999.
     Postretirement medical plan. We offer postretirement medical plans to specific eligible employees. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution and participants' contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.

     Other postretirement medical plans are contributory but we generally absorb the majority of the costs. We may elect to adjust the amount of our contributions for these plans. As a result, the expected future health care cost inflation rate affects the accumulated postretirement benefit obligation amount. These plans have assumed health care trend rates (weighted based on the current year benefit obligation) for 2000 of 10% which are expected to decline to 5% by 2005.
     Obligations and expenses for postretirement medical plans in the following tables include both continuing and discontinued operations.

Millions of dollars                                   2000             1999
------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year              $  392            $ 403
Service cost                                              3                5
Interest cost                                            20               28
Plan participants' contributions                         11                8
Amendments                                                -                1
Acquisitions/divestitures, net                         (110)               -
Settlements/curtailments                                  -               (1)
Actuarial gain/(loss)                                    11              (15)
Benefits paid                                           (31)             (37)
------------------------------------------------------------------------------------
Benefit obligation at end of year                    $  296            $ 392
------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year       $    -            $   -
Employer contribution                                    20               29
Plan participants' contributions                         11                8
Benefits paid                                           (31)             (37)
------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $    -            $   -
------------------------------------------------------------------------------------

Funded status                                        $ (296)           $(392)
Employer contribution                                     3                1
Unrecognized actuarial (gain)/loss                      (20)             (72)
Unrecognized prior service cost                         (78)             (98)
------------------------------------------------------------------------------------
Net amount recognized                                $ (391)           $(561)
------------------------------------------------------------------------------------

Millions of dollars                                   2000             1999
------------------------------------------------------------------------------------
Amounts recognized in the consolidated
   balance sheets
Accrued benefit liability                            $ (391)           $(561)
------------------------------------------------------------------------------------
Net amount recognized                                $ (391)           $(561)
------------------------------------------------------------------------------------

Weighted-average assumptions            2000            1999            1998
------------------------------------------------------------------------------------
Discount rate                           7.50%          7.50%        7.0% to 8.0%
------------------------------------------------------------------------------------

Millions of dollars                              2000        1999        1998
-----------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                     $  3        $   5       $   4
Interest cost                                      20           28          28
Amortization of prior service cost                 (7)          (9)        (10)
Settlements/curtailments loss/(gain)                -           (2)          -
Recognized actuarial (gain)/loss                   (1)          (5)         (8)
-----------------------------------------------------------------------------------
Net periodic benefit cost                        $ 15        $  17       $  14
-----------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                One-Percentage-Point
                                                      ----------------------------------------
Millions of dollars                                        Increase           (Decrease)
----------------------------------------------------------------------------------------------
Effect on total of service and interest cost                 $  2              $  (2)
components
Effect on the postretirement benefit obligation                22                (22)
----------------------------------------------------------------------------------------------

Note 19.  Subsequent Event
     In March 2001 our offer to acquire the PGS Data Management division of Petroleum Geo-Services ASA (PGS) was accepted by the PGS shareholders. PGS Data Management has developed cost effective internet enabled storage, browsing and retrieval of large volumes of exploration and production data and information. Terms of the agreement include a cash transfer of $175 million prior to working capital contribution and a contract where Landmark will manage the seismic library of PGS for three years. PGS Data Management will become part of the Landmark Graphics business that is included in the Energy Services Group.

Note 20. Dresser Financial Information
     Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of the legal reorganization associated with the merger, Halliburton Delaware, Inc., a first-tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are included in Dresser and its subsidiaries. In August 2000, the Securities and Exchange Commission released a new rule governing the financial statements of guarantors and issuers of guaranteed securities registered with the SEC. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method and as if our current organizational structure were in place for all periods presented.

Condensed Consolidating Statements
    of Income                              Non-issuer/          Dresser       Halliburton                  Consolidated
Year ended December 31, 2000              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries         (Issuer)       (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $  11,944            $ 374        $  699         $(1,073)        $11,944
Cost of revenues                               11,218                -             -               -          11,218
General and administrative                        352                -             -               -             352
Gain on sale of marine vessels                    (88)               -             -               -             (88)
Interest expense                                  (29)             (45)          (87)             15            (146)
Interest income                                    21               18             1             (15)             25
Other, net                                          3              129            55            (193)             (6)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            457              476           668          (1,266)            335
Provision for income taxes                       (163)               8            26               -            (129)
Minority interest in net income of
    subsidiaries                                  (18)               -             -               -             (18)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 276              484           694          (1,266)            188
Income from discontinued operations                98                -             -               -              98
Gain on disposal of discontinued
    operations, net of tax                          -              215             -               -             215
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     374            $ 699        $  694         $(1,266)        $   501
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Statements
    of Income                              Non-issuer/           Dresser      Halliburton                  Consolidated
Year ended December 31, 1999              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries          (Issuer)      (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $  12,313          $ 571          $  654         $(1,225)        $12,313
Cost of revenues                               11,608              -               -               -          11,608
General and administrative                        351              -               -               -             351
Special charges and credits                       (47)             -               -               -             (47)
Interest expense                                  (33)           (50)            (87)             29            (141)
Interest income                                    77             26               -             (29)             74
Other, net                                        (29)           105             183            (286)            (27)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest, and
    change in accounting method                   416              652           750          (1,511)            307
Provision for income taxes                        (92)               2           (26)              -            (116)
Minority interest in net income of
    subsidiaries                                  (17)               -             -               -             (17)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before change in accounting method            307              654           724          (1,511)            174
Income from discontinued operations               124                -             -               -             124
Gain on disposal of discontinued
    operations, net of tax                        159                -             -               -             159
Cumulative effect of change in
    accounting method, net of
    tax benefit                                   (19)               -             -               -             (19)
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     571            $ 654        $  724         $(1,511)        $   438
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Statements
    of Income                              Non-issuer/          Dresser       Halliburton                  Consolidated
Year ended December 31, 1998              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries         (Issuer)       (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $  14,504          $ 158          $  (71)        $   (87)        $14,504
Cost of revenues                               13,022              -               -               -          13,022
General and administrative                        438             (1)              -               -             437
Special charges and credits                       875              -               -               -             875
Interest expense                                  (20)          (225)            (52)            163            (134)
Interest income                                    52              4             133            (163)             26
Other, net                                         (1)            (1)             (5)              -              (7)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            200            (63)              5             (87)             55
Provision for income taxes                       (127)            (8)            (20)              -            (155)
Minority interest in net income of
    subsidiaries                                  (20)             -               -               -             (20)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  53            (71)            (15)            (87)           (120)
Income from discontinued operation                105              -               -               -             105
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $     158          $ (71)         $  (15)        $   (87)        $   (15)
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating
    Balance Sheets                         Non-issuer/           Dresser      Halliburton                  Consolidated
December 31, 2000                         Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries          (Issuer)      (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     216          $    11        $     4        $      -         $   231
Receivables:
Notes and accounts receivable, net              2,966               63              -               -           3,029
Unbilled work on uncompleted contracts            816                -              -               -             816
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,782               63              -               -           3,845
Inventories                                       723                -              -               -             723
Other current assets                              753                1             15               -             769
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,474               75             19               -           5,568
Property, plant and equipment, net              2,410                -              -               -           2,410
Equity in and advances to
    unconsolidated affiliates                     258              142              -               -             400
Intercompany receivable from
    consolidated affiliates                        68                -          2,138          (2,206)              -
Equity in and advances to
    consolidated affiliates                         -            6,558          4,220         (10,778)              -
Net goodwill                                      510               87              -               -             597
Other assets                                    1,109                5             14               -           1,128
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,829          $ 6,867        $ 6,391        $(12,984)        $10,103
-----------------------------------------------------------------------------------------------------------------------

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     756          $     64       $ 1,540        $     -          $ 2,360
Other current liabilities                       1,374                36            56              -            1,466
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,130               100         1,596              -            3,826
Long-term debt                                    205               444           400              -            1,049
Intercompany payable from
    consolidated affiliates                         -             2,206             -         (2,206)               -
Other liabilities                               1,118                26           118              -            1,262
Minority interest in consolidated
    subsidiaries                                   38                 -             -              -               38
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,491             2,776         2,114         (2,206)           6,175
Shareholders' equity:
Common shares                                     391                 -         1,132           (391)           1,132
Other shareholders' equity                      5,947             4,091         3,145        (10,387)           2,796
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,338             4,091         4,277        (10,778)           3,928
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,829           $ 6,867       $ 6,391       $(12,984)        $ 10,103
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating
    Balance Sheets                         Non-issuer/           Dresser      Halliburton                  Consolidated
December 31, 1999                         Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)      (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     315          $    44        $   107       $      -         $   466
Receivables:
Notes and accounts receivable, net              2,282               61              6              -           2,349
Unbilled work on uncompleted contracts            625                -              -              -             625
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               2,907               61              6              -           2,974
Inventories                                       723                -              -              -             723
Other current assets                            1,198                -              1              -           1,199
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,143              105            114              -           5,362
Property, plant and equipment, net              2,390                -              -              -           2,390
Equity in and advances to
    unconsolidated affiliates                     384                -              -              -             384
Intercompany receivable from
    consolidated affiliates                         -                -          2,525         (2,525)              -
Equity in and advances to
    consolidated affiliates                         -            6,126          3,308         (9,434)              -
Net goodwill                                      411               94              -              -             505
Other assets                                      993                5              -              -             998
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,321          $ 6,330        $ 5,947       $(11,959)        $ 9,639
-----------------------------------------------------------------------------------------------------------------------

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     758          $   228        $  926        $     -          $ 1,912
Other current liabilities                         671              425            25              -            1,121
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       1,429              653           951              -            3,033
Long-term debt                                    213              443           400              -            1,056
Intercompany payable from
    consolidated affiliates                       628            1,897             -         (2,525)               -
Other liabilities                               1,136               29            54              -            1,219
Minority interest in consolidated
    subsidiaries                                   44                -             -              -               44
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,450            3,022          1,405         (2,525)           5,352
Shareholders' equity:
Common shares                                     391                -          1,120           (391)           1,120
Other shareholders' equity                      5,480            3,308          3,422         (9,043)           3,167
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,871            3,308          4,542         (9,434)           4,287
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,321          $ 6,330        $ 5,947       $(11,959)        $  9,639
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Statements
    of Cash Flows                          Non-issuer/           Dresser      Halliburton                  Consolidated
Year ended December 31, 2000              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries          (Issuer)      (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (232)         $   114        $    61       $      -        $    (57)
Capital expenditures                             (578)               -              -              -            (578)
Sales of property, plant and equipment            209                -              -              -             209
Other investing activities                        (42)               -            109           (109)            (42)
Payments on long-term borrowings                   (8)            (300)             -              -            (308)
Net borrowings (repayments) of
    short-term debt                                17                -            612              -             629
Payments of dividends to shareholders               -                -           (221)             -            (221)
Proceeds from exercises of stock options            -                -            105              -             105
Payments to reacquire common stock                  -                -           (769)             -            (769)
Other financing activities                       (282)             153              -            109             (20)
Effect of exchange rate changes on cash            (9)               -              -              -              (9)
Net cash flows from discontinued
    operations                                    826                -              -              -             826
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     (99)         $   (33)       $  (103)      $      -         $  (235)
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Statements
    of Cash Flows                          Non-issuer/           Dresser      Halliburton                  Consolidated
Year ended December 31, 1999              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries          (Issuer)      (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (203)         $    53        $    92       $      -         $   (58)
Capital expenditures                             (520)               -              -              -            (520)
Sales of property, plant and equipment            118                -              -              -             118
Other investing activities                        295                -           (231)           231             295
Payments on long-term borrowings                   (9)               -            (50)             -             (59)
Net borrowings (repayments) of
    short-term debt                               (27)               -            463              -             436
Payments of dividends to shareholders               -                -           (221)             -            (221)
Proceeds from exercises of stock options            -                -             49              -              49
Payments to reacquire common stock                  -                -            (10)             -             (10)
Other financing activities                        237              (12)             -           (231)             (6)
Effect of exchange rate on cash                     5                -              -              -               5
Net cash flows from discontinued
    operations                                    234                -              -              -             234
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     130          $    41        $    92       $      -         $   263
-----------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Statements
    of Cash Flows                          Non-issuer/           Dresser      Halliburton                  Consolidated
Year ended December 31, 1998              Non-guarantor      Industries, Inc.   Company    Consolidating    Halliburton
Millions of dollars                       Subsidiaries          (Issuer)      (Guarantor)   Adjustments       Company
----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $     409          $  (337)       $    78       $      -         $   150
Capital expenditures                             (839)              (2)             -              -            (841)
Sales of property, plant and equipment             83                -              -              -              83
Other investing activities                        (23)               -           (634)           625             (32)
Borrowings of long-term debt                        -                -            150              -             150
Payments on long-term borrowings                  (17)             (11)             -              -             (28)
Net borrowings (repayments) of
    short-term debt                               (77)               -            463              -             386
Payments of dividends to shareholders               -             (100)          (154)             -            (254)
Proceeds from exercises of stock options            -                -             49              -              49
Payments to reacquire common stock                  -              (16)            (4)             -             (20)
Other financing activities                        143              466              -           (625)            (16)
Effect of exchange rate on cash                    (5)               -              -              -              (5)
Net cash flows from discontinued
    operations                                    235                -              -              -             235
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     (91)         $     -        $   (52)      $      -         $  (143)
-----------------------------------------------------------------------------------------------------------------------

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                  (Unaudited)

We have restated our prior year information to display Dresser Equipment Group as discontinued operations.

                                                                         Years ended December 31
Millions of dollars and shares                    ----------------------------------------------------------------------
except per share and employee data                    2000          1999          1998           1997          1996
------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                           $  7,916     $    6,999    $  9,009       $    8,505     $   6,515
    Engineering and Construction Group                 4,028          5,314       5,495            4,993         4,721
------------------------------------------------------------------------------------------------------------------------
       Total revenues                               $ 11,944     $   12,313    $ 14,504       $   13,498     $  11,236
------------------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                           $    526     $      222    $    971       $    1,019     $     698
    Engineering and Construction Group                    14            203         237              219           134
    Special charges and credits (1)                        -             47        (959)              11           (86)
    General corporate                                    (78)           (71)        (79)             (71)          (72)
------------------------------------------------------------------------------------------------------------------------
       Total operating income (1)                        462            401         170            1,178           674
Nonoperating income (expense), net (2)                  (127)           (94)       (115)             (82)          (70)
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest            335            307          55            1,096           604
(Provision) benefit for income taxes (3)                (129)          (116)       (155)            (406)         (158)
Minority interest in net income of consolidated
    subsidiaries                                         (18)           (17)        (20)             (30)            -
------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $    188     $      174    $   (120)      $      660     $     446
------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations          $    313     $      283    $    105       $      112     $     112
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    501     $      438    $    (15)      $      772     $     558
------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
    Continuing operations                           $   0.42     $     0.40    $   (0.27)     $     1.53     $    1.04
    Net income (loss)                                   1.13           1.00        (0.03)           1.79          1.30
Diluted income (loss) per common share
    Continuing operations                               0.42           0.39        (0.27)           1.51          1.03
    Net income (loss)                                   1.12           0.99        (0.03)           1.77          1.29
Cash dividends per share                                0.50           0.50         0.50            0.50          0.50
Return on average shareholders' equity                 12.20%         10.49%       (0.35%)         19.16%        15.25%
------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                 $  1,742     $    2,329    $  2,129       $    1,985     $   1,501
Total assets                                          10,103          9,639      10,072            9,657         8,689
Property, plant and equipment, net                     2,410          2,390       2,442            2,282         2,047
Long-term debt (including current maturities)          1,057          1,364       1,426            1,303           957
Shareholders' equity                                   3,928          4,287       4,061            4,317         3,741
Total capitalization                                   6,555          6,590       5,990            5,647         4,828
Shareholders' equity per share                          9.20           9.69        9.23             9.86          8.78
Average common shares outstanding (basic)                442            440         439              431           429
Average common shares outstanding (diluted)              446            443         439              436           432
------------------------------------------------------------------------------------------------------------------------
Other financial data
Capital expenditures                                $   (578)    $     (520)   $   (841)      $     (804)    $    (612)
Long-term borrowings (repayments), net                  (308)           (59)        122              285           286
Depreciation and amortization expense                    503            511         500              465           405
Payroll and employee benefits (4)                     (5,260)        (5,647)     (5,880)          (5,479)       (4,674)
Number of employees (4), (5)                          93,000        103,000     107,800          102,000        93,000
------------------------------------------------------------------------------------------------------------------------
(continued on next page)

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                  (Unaudited)
                                  (continued)

We have restated our prior year information to display Dresser Equipment Group as discontinued operations.

                                                                          Years ended December 31
Millions of dollars and shares                    ------------------------------------------------------------------------
except per share and employee data                    1995          1994           1993           1992           1991
--------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                           $  5,308     $    4,978    $    5,470      $    5,038      $   5,156
    Engineering and Construction Group                 3,737          3,562         3,675           4,410          4,721
--------------------------------------------------------------------------------------------------------------------------
       Total revenues                               $  9,045     $    8,540    $    9,145      $    9,448      $   9,877
--------------------------------------------------------------------------------------------------------------------------
Operating income
    Energy Services Group                           $    544     $      406    $      414      $      303      $     378
    Engineering and Construction Group                    97             71            76              32             48
    Special charges and credits (1)                       (8)           (19)         (419)           (294)          (142)
    General corporate                                    (71)           (56)          (63)            (58)           (56)
-------------------------------------------------------------------------------------------------------------------------
       Total operating income (1)                        562            402             8             (17)           228
Nonoperating income (expense), net (2)                   (34)           333           (61)            (63)           (23)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest            528            735           (53)            (80)           205
(Provision) benefit for income taxes (3)                (167)          (275)          (18)            (30)          (117)
Minority interest in net income of consolidated
    subsidiaries                                          (1)           (14)          (24)             (9)           (19)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $    360     $      446    $      (95)     $     (119)     $      69
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations          $     36     $       97    $       81      $       49      $     106
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    381     $      543    $      (14)     $     (483)     $     182
--------------------------------------------------------------------------------------------------------------------------
Basic income (loss) per common share
    Continuing operations                           $   0.83     $     1.04    $    (0.23)     $    (0.29)     $    0.17
    Net income (loss)                                   0.88           1.26         (0.04)          (1.18)          0.45
Diluted income (loss) per common share
    Continuing operations                               0.83           1.03         (0.23)          (0.29)          0.17
    Net income (loss)                                   0.88           1.26         (0.04)          (1.18)          0.45
Cash dividends per share                                0.50           0.50          0.50            0.50           0.50
Return on average shareholders' equity                 10.44%         15.47%        (0.43%)        (12.72%)         4.16%
--------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                 $  1,477     $    2,197    $    1,563      $    1,423      $   1,775
Total assets                                           7,723          7,774         8,087           7,480          8,029
Property, plant and equipment, net                     1,865          1,631         1,747           1,741          1,754
Long-term debt (including current maturities)            667          1,119         1,129             872            927
Shareholders' equity                                   3,577          3,723         3,296           3,277          4,315
Total capitalization                                   4,378          4,905         4,746           4,179          5,266
Shareholders' equity per share                          8.29           8.63          7.70            7.99          10.61
Average common shares outstanding (basic)                431            431           422             408            405
Average common shares outstanding (diluted)              432            432           422             408            406
--------------------------------------------------------------------------------------------------------------------------
Other financial data
Capital expenditures                                $   (474)    $     (358)   $     (373)     $     (405)     $    (572)
Long-term borrowings (repayments), net                  (481)          (120)          192            (187)           460
Depreciation and amortization expense                    380            387           574             470            396
Payroll and employee benefits (4)                     (4,188)        (4,222)       (4,429)         (4,590)        (4,661)
Number of employees (4), (5)                          89,800         86,500        90,500          96,400        104,500
--------------------------------------------------------------------------------------------------------------------------
(continued on next page)

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                  (Unaudited)
                                  (continued)

(1)  Operating income includes the following special charges and credits:

     1999 - $47 million: reversal of a portion of the 1998 special charges.

     1998 - $959 million: asset related charges ($491 million), personnel reductions ($234 million), facility consolidations ($124 million), merger transaction costs ($64 million), and other related costs ($46 million).

     1997 - $11 million: merger costs ($9 million), write-downs on impaired assets and early retirement incentives ($10 million), losses from the sale of assets ($12 million), and gain on extension of joint venture ($42 million).

     1996 - $86 million: merger costs ($13 million), restructuring, merger and severance costs ($62 million), and write-off of acquired in-process research and development costs ($11 million).

     1995 - $8 million: restructuring costs ($5 million) and write-off of acquired in-process research and development costs ($3 million).

     1994 - $19 million: merger costs ($27 million), litigation ($10 million), and litigation and insurance recoveries ($18 million).

     1993 - $419 million: loss on sale of business ($322 million), merger costs ($31 million), restructuring ($5 million), litigation ($65 million), and gain on curtailment of medical plan ($4 million).

     1992 - $294 million: merger costs ($273 million) and restructuring and severance ($21 million).

     1991 - $142 million: restructuring ($121 million) and loss on sale of business ($21 million).

(2) Nonoperating income in 1994 includes a gain of $276 million from the sale of an interest in Western Atlas International, Inc. and a gain of $102 million from the sale of our natural gas compression business.

(3) Provision for income taxes in 1996 includes tax benefits of $44 million due to the recognition of net operating loss carryforwards and the settlement of various issues with the Internal Revenue Service.

(4) Includes employees of Dresser Equipment Group which is accounted for as discontinued operations.

(5)  Does not include employees of 50% or less owned affiliated companies.

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)

                                                                               Quarter
                                                       --------------------------------------------------------
Millions of dollars except per share data                  First         Second        Third         Fourth         Year
-----------------------------------------------------------------------------------------------------------------------------
2000
Revenues                                                $   2,859        $ 2,868       $ 3,024       $ 3,193       $11,944
Operating income (1)                                           81            126           248             7           462
Income (loss) from continuing operations                       27             52           130           (21)          188
Income from discontinued operations                            22             23            27            26            98
Gain on disposal of discontinued operations                   215              -             -             -           215
Net income                                                    264             75           157             5           501
Earnings per share:
    Basic income (loss) per common share:
       Income (loss) from continuing operations              0.06           0.12          0.29         (0.05)         0.42
       Income from discontinued operations                   0.05           0.05          0.06          0.06          0.22
       Gain on disposal of discontinued operations           0.49             -             -             -           0.49
       Net income                                            0.60           0.17          0.35          0.01          1.13
    Diluted income (loss) per common share:
       Income (loss) from continuing operations              0.06           0.12          0.29         (0.05)         0.42
       Income from discontinued operations                   0.05           0.05          0.06          0.06          0.22
       Gain on disposal of discontinued operations           0.48             -             -             -           0.48
       Net income                                            0.59           0.17          0.35          0.01          1.12
Cash dividends paid per share                               0.125          0.125         0.125         0.125          0.50
Common stock prices (2)
    High                                                    44.50          51.56         54.69         50.38         54.69
    Low                                                     33.69          37.75         41.69         33.38         33.38
-----------------------------------------------------------------------------------------------------------------------------
1999 (3)
Revenues                                                $   3,261        $ 3,053       $ 2,973       $ 3,026       $12,313
Operating income (4)                                           98            143            81            79           401
Income from continuing operations before change
    in accounting method (4)                                   53             55            38            28           174
Income from discontinued operations                            28             28            20            48           124
Gain on disposal of discontinued operations                     -              -             -           159           159
Change in accounting method                                   (19)             -             -             -           (19)
Net income (4)                                                 62             83            58           235           438
Earnings per share:
    Basic income per common share:
       Income from continuing operations before
          change in accounting method (4)                    0.12           0.13          0.09          0.06          0.40
       Income from discontinued operations                   0.06           0.06          0.04          0.11          0.28
       Gain on disposal of discontinued operations                  -              -             -      0.36          0.36
       Change in accounting method                          (0.04)                 -             -         -         (0.04)
       Net income                                            0.14           0.19          0.13          0.53          1.00
    Diluted income per common share:
       Income from continuing operations before
         change in accounting method (4)                     0.12           0.13          0.09          0.06          0.39
       Income from discontinued operations                   0.06           0.06          0.04          0.11          0.28
       Gain on disposal of discontinued operations             -                   -             -      0.36          0.36
       Change in accounting method                          (0.04)                 -             -        -          (0.04)
       Net income                                            0.14           0.19          0.13          0.53          0.99
Cash dividends paid per share                               0.125          0.125         0.125         0.125          0.50
Common stock prices (2)
    High                                                    41.19          47.94         51.44         44.13         51.44
    Low                                                     28.25          35.00         39.06         33.88         28.25
-----------------------------------------------------------------------------------------------------------------------------
(continued on next page)

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)
                                   (continued)

(1) Includes pretax job losses and severance for engineering and construction contracts and related restructuring of $193 million ($118 million after-tax or $0.27 per diluted share) in the fourth quarter of 2000.

(2) New York Stock Exchange - composite transactions high and low closing price.

(3) Amounts for revenues, operating income, net income, and earnings per share have been restated to show Dresser Equipment Group as discontinued operations.

(4) Includes pretax special charge credit of $47 million ($32 million after-tax or $0.07 per diluted share) in the second quarter of 1999.

PART III

Item 10. Directors and Executive Officers of Registrant.
     The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 20, 2001, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 8 and 9 of this annual report.

Item 11. Executive Compensation.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 20, 2001, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Five-Year Cumulative Total Return," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plans," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Directors' Compensation, Restricted Stock Plan and Retirement Plan."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
     This   information  is   incorporated  by  reference  to   the  Halliburton
Company Proxy Statement dated March 20, 2001, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
     This  information  is  incorporated   by  reference   to   the  Halliburton
Company Proxy Statement dated March 20, 2001, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
     Not applicable.

Item 13. Certain Relationships and Related Transactions.
     This  information   is   incorporated  by  reference  to   the  Halliburton
Company Proxy Statement dated March 20, 2001, under the caption "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.     Financial Statements:
             The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II,
             Item 8, are included on pages 21 through 60 and pages 64 and 65 of this annual report. See index on page 11.

      2.     Financial Statement Schedules:                             Page No.

             Report on supplemental schedule of Arthur
                 Andersen LLP                                              75

             Schedule II - Valuation and qualifying accounts
                 for the three years ended December 31, 2000               76

             Note: All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

      3.     Exhibits:

      Exhibit
      Number          Exhibits

      3.1 Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on July 23, 1998 (incorporated by reference to Exhibit 3(a) to Halliburton's Form 10-Q for the quarter ended June 30, 1998).

      3.2 By-laws of Halliburton revised effective May 16, 2000 (incorporated by reference to Exhibit 3 to Halliburton's Form 10-Q for the quarter ended June 30, 2000).

      4.1 Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Predecessor's Form 8-K dated as of February 20, 1991).

      4.2 Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4(b) to the Predecessor's Registration Statement on Form S-3 (File No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.1 of Halliburton's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

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

      4.4 Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of February 11, 1997).

      4.5 Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.2 of Halliburton's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.6 Third Supplemental Indenture dated as of August 1, 1997 between Halliburton and Texas Commerce Bank National Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to Halliburton's Form 10-K for the year ended December 31, 1998).

      4.7 Fourth Supplemental Indenture dated as of September 29, 1998 between Halliburton and Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to Halliburton's Form 10-K for the year ended December 31, 1998).

      4.8 Resolutions of Halliburton's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of Halliburton's Form 10-K for the year ended December 31, 1996).

      4.9 Resolutions of Halliburton's Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to Halliburton's Form 10-K for the year ended December 31, 1998).

      4.10 Restated Rights Agreement dated as of December 1, 1996 between Halliburton and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-03492).

      4.11 Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $18 million in the aggregate at December 31, 2000, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

      4.12 Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to Halliburton's Form 10-Q for the quarter ended March 31, 1997).

      4.13 Form of debt security of 6.30% Notes due August 5, 2002 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of August 5, 1997).

      4.14 Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of November 24, 1998).

      4.15 Form of Indenture, between Baroid Corporation and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.01 to the Registration Statement on Form S-3 filed by Baroid Corporation, Registration No. 33-60174), as supplemented and amended by Form of Supplemental Indenture, between Dresser, Baroid Corporation and Texas Commerce Bank N.A. as Trustee, for 8% Guaranteed Senior Notes due 2003 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation, Registration No. 33-53077).

      4.16 Second Supplemental Indenture dated October 30, 1997 between Dresser and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.19 to Halliburton's Form 10-K for the year ended December 31,
                      1998).

      4.17 Third Supplemental Indenture dated September 29, 1998 between Dresser, Halliburton, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.20 to Halliburton's Form 10-K for the year ended December 31,
                      1998).

      4.18 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9,
                      1996).

      10.1 Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Form 10-K for the year ended December 31, 1992).

      10.2 Retirement Plan for the Directors of Halliburton Company as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

  *   10.3            Halliburton Company  Directors' Deferred Compensation Plan
                      as amended and restated effective February 1, 2001.

      10.4 Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30,
                      2000).

      10.5 Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993).

      10.6 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2000).

      10.7            First   Amendment   to   the    Elective   Deferral   Plan
                      (incorporated   by   reference    to   Exhibit   10.4   to
                      Halliburton's Form 10-Q for the quarter ended September 30, 2000).

      10.8 Employment agreement (incorporated by reference to Exhibit 10 to the Predecessor's Form 10-Q for the quarter ended September 30, 1995).

      10.9 Halliburton Company Senior Executives' Deferred Compensation Plan, as amended and restated effective January 1, 1999 (incorporated by reference to Exhibit 10.8 to Halliburton's Form 10-K for the year ended December 31,
                      1998).

      10.10 Halliburton Company Annual Performance Pay Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10(k) to Halliburton's Form 10-K for the year ended December 31,
                      1996).

      10.11 Employment agreement (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

      10.12 Employment agreement and amendment thereto (incorporated by reference to Exhibit 10(b) to Halliburton's Form 10-Q for the quarter ended September 30, 1998).

      10.13           Employment agreement (incorporated by reference to Exhibit
                      10.16 to Halliburton's Form 10-K for the year ended December 31, 1998).

      10.14           Employment agreement (incorporated by reference to Exhibit
                      10.17 to Halliburton's Form 10-K for the year ended December 31, 1998).

      10.15           Employment agreement (incorporated by reference to Exhibit
                      10.19 to Halliburton's Form 10-K for the year ended December 31, 1998).

  *   10.16           Dresser Industries,  Inc. Deferred  Compensation  Plan  as
                      amended and restated effective January 1, 2000.

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

      10.20 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the year ended October 31,
                      1997).

      10.21 Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.22 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to Exhibit 4.5 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

  *   10.23           Long-Term Performance  Plan for Selected  Employees of The
                      M. W. Kellogg Company, as  amended and  restated effective
                      September 1, 1999.

      10.24 Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

      10.25 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.26 Dresser Industries, Inc. 1995 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.27           Special   1997    Restricted   Incentive    Stock    Grant
                      (incorporated by reference to Exhibit 10.26 to Dresser's Form 10-K for the year ended October 31, 1996).

      10.28 Form of Executive Life Insurance Agreement (individual as beneficiary) (incorporated by reference to Exhibit 10.22 to Dresser's Form 10-K for the year ended October 31,
                      1997).

      10.29 Form of Executive Life Insurance Agreement (trust as beneficiary) (incorporated by reference to Exhibit 10.23 to Dresser's Form 10-K for the year ended October 31,
                      1997).

      10.30 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit
                      10.25 to Dresser's Form 10-K for the year ended October 31, 1997).

      10.31 Dresser Industries, Inc. 1998 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to Dresser's Proxy Statement dated February 10, 1998, filed pursuant to Regulation 14A, File No. 1-4003).

      10.32 Form of Waiver of Rights Under the Dresser Industries, Inc. Long-Term Incentive and Retention Plan (incorporated by reference to Exhibit 10.5 to Dresser's Form 10-Q for the quarter ended January 31, 1998).

      10.33 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the quarter ended April 30, 1998).

      10.34 Halliburton Executive Performance Plan effective January 1, 2000 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended March 31,
                      2000).

      10.35           Employment agreement (incorporated by reference to Exhibit
                      10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2000).

      10.36           Employment agreement (incorporated by reference to Exhibit
                      10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2000).

      10.37           Employment agreement (incorporated by reference to Exhibit
                      10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

      10.38 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to
                      Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

  *   10.39           Employment agreement.

      10.40 Agreement and Plan of Recapitalization dated as of January 30, 2001 (incorporated by reference to Halliburton's Form 8-K/A dated as of March 6, 2001).

  *   21              Subsidiaries of the Registrant.

  *   23              Consent of Arthur Andersen LLP.

      24.1 Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to Exhibit 24 to Halliburton's Form 10-K for the year ended December 31,
                      1996):

                      Lord Clitheroe
                      Robert L. Crandall
                      W. R. Howell
                      C. J. Silas

      24.2            Power of  attorney signed in December, 1997 for Charles J.
                      DiBona (incorporated by reference to Exhibit 24(b) to Halliburton's Form 10-K for the year ended December 31,
                      1997).

      24.3 Powers of attorney for the following directors signed in October, 1998 (incorporated by reference to Exhibit 24.3 to Halliburton's Form 10-K for the year ended December 31,
                      1998):

                      Lawrence S. Eagleburger
                      Ray L. Hunt
                      J. Landis Martin
                      Jay A. Precourt

  *                   Filed with this Form 10-K.

(b)   Reports on Form 8-K:

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------
During the fourth quarter of 2000:

October 25, 2000         October 23, 2000       Item 5. Other Events for a press release announcing Brown & Root
                                                Services is a defendant in litigation alleging that Brown & Root
                                                Services violated provisions of the False Claims Act while performing work for the U.S. Army at Fort Ord, California.  The
                                                U.S. Department of Justice has now advised Brown & Root Services that Brown & Root Services is the target of a federal grand jury investigation regarding the contract issues raised in the
                                                litigation.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the fourth quarter of 2000 (continued):

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

December 22, 2000        December 21, 2000      Item 5. Other Events for a press release announcing Halliburton concerns regarding the poor near-term market outlook for the downstream engineering and construction business.  The Company will record approximately $120 million after-tax charges in the fourth quarter.

During the first quarter of 2001 to date:

January 2, 2001          January 2, 2001        Item 5. Other Events for a press release announcing Halliburton and Landmark Graphics Corporation, a wholly owned business unit of Halliburton, have a definitive agreement to acquire PGS Data
                                                Management (PGSDM), a division of Petroleum Geo-Services ASA.

January 3, 2001          January 2, 2001        Item 5. Other Events for a press release announcing that
                                                Halliburton board of directors approved the acquisition of PGS
                                                Data Management division of Petroleum Geo-Services ASA.
                                                Completion of the transaction remains subject to various
                                                regulatory and other approvals, as well as the finalization of ancillary agreements.

February 2, 2001         January 31, 2001       Item 5. Other Events for a press release announcing Halliburton has executed a definitive agreement to sell its Dresser Equipment
                                                Group to an investor group consisting of First Reserve
                                                Corporation, Odyssey Investment Partners, LLC and members of the existing DEG management team.  Total consideration for the transaction is $1.55 billion in cash and assumed liabilities.
                                                Halliburton expects to recognize a pretax gain of about $500 million and after-tax gain of about $300 million upon closing.
                                                Halliburton will receive approximately $1.1 billion in cash after taxes on the sale of DEG.  As part of the terms of the
                                                transaction, Halliburton will retain a five percent equity interest in DEG after closing.

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2001 to date (continued):

February 20, 2001        February 15, 2001      Item 5.  Other Events for a press release announcing
                                                Halliburton's board of directors declared a first quarter
                                                dividend of 12.5 cents per share on common stock.

March 6, 2001            January 31, 2001       Item 5. Other Events for the Agreement and Plan of Recapitalization
                                                dated January 30, 2001 among Halliburton Company, Dresser B.V. and
                                                DEG Acquisitions, LLC.

March 13, 2001           March 12, 2001         Item 5. Other Events for a press release announcing the acquisition of
                                                PGS Data Management division.

March 23, 2001           March 22, 2001         Item 5. Other Events for a press release announcing Halliburton plans to appeal the Delaware Chancery Court ruling against Halliburton Company and its subsidiary, Kellogg Brown & Root, Inc., in litigation involving
                                                Highlands Insurance Group, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors
Halliburton Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 30, 2001 (except with respect to the matters discussed in Notes 9 and 19, as to which the date is March 23, 200l). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                          /s/ ARTHUR ANDERSEN LLP
                                          ---------------------------
                                              ARTHUR ANDERSEN LLP

Dallas, Texas,
    January 30, 2001 (Except with respect to the matters discussed in Notes 9 and 19, as to which the date is March 23, 2001.)

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)

     The table below presents valuation and qualifying accounts for continuing operations.

                                                                            Additions
                                                                  ------------------------------
                                                     Balance at     Charged to      Charged to                     Balance at
                                                     Beginning      Costs and        Other                          End of
                   Descriptions                      of Period      Expenses        Accounts       Deductions       Period
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  48        $    25             $ -         $    (7) (1)      $   66
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  16        $     3             $ -         $    (5)          $   14
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $   -        $   875             $ -         $  (518)          $  357
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  66        $    49             $ -         $   (21) (1)      $   94
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  14        $     4             $ -         $    (3)          $   15
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $ 357        $     -             $ -         $  (288) (2)      $   69
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  94        $    39             $ -         $    (8) (1)      $  125
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  15        $     4             $ -         $    (5)          $   14
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $  69        $     -             $ -         $   (63) (3)      $    6
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                     $   -        $    36             $ -         $   (20)          $   16
-------------------------------------------------------------------------------------------------------------------------------

(1) Receivable write-offs and reclassifications, net of recoveries.

(2) Includes $47 million reversal of special charges taken in 1998 and $14 million for items of a long-term nature reclassified to employee compensation and benefits in 1999.

(3) Includes $9 million for items of a long-term  nature  reclassified  to other liabilities in 2000.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals, on this 27th day of March, 2001.

                                       HALLIBURTON COMPANY




                               By      /s/  David J. Lesar
                                 --------------------------------------
                                            David J. Lesar
                                        Chairman of the Board,
                                 President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 27th day of March, 2001.

Signature                                   Title
---------                                   -----




  /s/  David J. Lesar
---------------------------------------     Chairman of the Board, President and
       David J. Lesar                       Chief Executive Officer




  /s/  Gary V. Morris
---------------------------------------     Executive Vice President and
       Gary V. Morris                       Chief Financial Officer




  /s/  R. Charles Muchmore, Jr.
---------------------------------------     Vice President and Controller and
       R. Charles Muchmore, Jr.             Principal Accounting Officer

Signature                                   Title
---------                                   -----

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

* RAY L. HUNT                               Director
---------------------------------------
Ray L. Hunt

* J. LANDIS MARTIN                          Director
---------------------------------------
J. Landis Martin

* JAY A. PRECOURT                           Director
---------------------------------------
Jay A. Precourt

* C. J. SILAS                               Director
---------------------------------------
C. J. Silas




* /s/  SUSAN S. KEITH
---------------------------------------
       Susan S. Keith, Attorney-in-fact