Form 10-Q
period 2001-03-31
HALLIBURTON CO
filed 2001-05-11
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

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

Common stock, par value $2.50 per share:
Outstanding at April 30, 2001 - 429,054,000

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                       -----------
PART I.         FINANCIAL INFORMATION                                                                      2-23

Item 1.         Financial Statements                                                                        2-4

                o     Condensed Consolidated Statements of Income                                             2
                o     Condensed Consolidated Balance Sheets                                                   3
                o     Condensed Consolidated Statements of Cash Flows                                         4
                o     Notes to Quarterly Financial Statements                                              5-17
                      1.   Management Representations                                                         5
                      2.   Business Segment Information                                                     5-6
                      3.   Acquisitions and Dispositions                                                      6
                      4.   Discontinued Operations                                                            7
                      5.   Receivables                                                                        8
                      6.   Inventories                                                                        8
                      7.   Commitments and Contingencies                                                   8-11
                      8.   Income Per Share                                                                  11
                      9.   Comprehensive Income                                                           11-12
                     10.   Engineering and Construction Reorganization                                       12
                     11.   Dresser Financial Information                                                  12-16
                     12.   Accounting Change                                                                 17

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     17-23

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   23

PART II.        OTHER INFORMATION                                                                         24-25

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               24-25

Signatures                                                                                                   26

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                               Three Months
                                                                              Ended March 31
                                                                       -----------------------------
                                                                           2001           2000
----------------------------------------------------------------------------------------------------
Revenues:
Services                                                                 $   2,643      $   2,476
Sales                                                                          483            363
Equity in earnings of unconsolidated affiliates                                 18             20
----------------------------------------------------------------------------------------------------
Total revenues                                                               3,144          2,859
----------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                         $   2,433      $   2,367
Cost of sales                                                                  422            328
General and administrative                                                      91             83
----------------------------------------------------------------------------------------------------
Total operating costs and expenses                                           2,946          2,778
----------------------------------------------------------------------------------------------------
Operating income                                                               198             81
Interest expense                                                               (47)           (33)
Interest income                                                                  4              7
Foreign currency losses, net                                                    (3)            (4)
----------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and accounting change                                           152             51
Provision for income taxes                                                     (61)           (20)
Minority interest in net income of subsidiaries                                 (5)            (4)
----------------------------------------------------------------------------------------------------
Income from continuing operations before accounting change                      86             27
----------------------------------------------------------------------------------------------------
Discontinued operations:
Income from discontinued operations, net of tax of $15 and $14                  22             22
Gain on disposal of discontinued operations, net of tax of $141                  -            215
----------------------------------------------------------------------------------------------------
Income from discontinued operations                                             22            237
----------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net                                      1              -
----------------------------------------------------------------------------------------------------
Net income                                                               $     109      $     264
====================================================================================================

Basic income per share:
Income from continuing operations before accounting change               $    0.20      $    0.06
Income from discontinued operations                                           0.05           0.05
Gain on disposal of discontinued operations                                      -           0.49
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.25      $    0.60
====================================================================================================

Diluted income per share:
Income from continuing operations before accounting change               $    0.20      $    0.06
Income from discontinued operations                                           0.05           0.05
Gain on disposal of discontinued operations                                      -           0.48
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.25      $    0.59
====================================================================================================

Cash dividends per share                                                 $   0.125      $   0.125

Basic average common shares outstanding                                        426            442
Diluted average common shares outstanding                                      430            444


See notes to quarterly financial statements.


                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                   March 31          December 31
                                                                ---------------     ---------------
                                                                     2001                2000
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      278           $     231
Receivables:
Notes and accounts receivable, net                                     3,034               3,029
Unbilled work on uncompleted contracts                                   789                 816
---------------------------------------------------------------------------------------------------
Total receivables                                                      3,823               3,845
Inventories                                                              821                 723
Current deferred income taxes                                            227                 235
Net current assets of discontinued operations                            333                 298
Other current assets                                                     238                 236
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,720               5,568
Property, plant and equipment after accumulated
     depreciation of $3,178 and $3,150                                 2,415               2,410
Equity in and advances to related companies                              417                 400
Goodwill, net                                                            740                 597
Noncurrent deferred income taxes                                         335                 340
Net noncurrent assets of discontinued operations                         393                 391
Other assets                                                             398                 397
---------------------------------------------------------------------------------------------------
Total assets                                                      $   10,418           $  10,103
===================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $    1,840           $   1,570
Current maturities of long-term debt                                       8                   8
Accounts payable                                                         737                 782
Accrued employee compensation and benefits                               251                 267
Advanced billings on uncompleted contracts                               377                 288
Deferred revenues                                                        115                  98
Income taxes payable                                                     110                 113
Other current liabilities                                                607                 700
---------------------------------------------------------------------------------------------------
Total current liabilities                                              4,045               3,826
Long-term debt                                                         1,040               1,049
Employee compensation and benefits                                       624                 662
Other liabilities                                                        661                 600
Minority interest in consolidated subsidiaries                            42                  38
---------------------------------------------------------------------------------------------------
Total liabilities                                                      6,412               6,175
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 454 and 453 shares                             1,136               1,132
Paid-in capital in excess of par value                                   318                 259
Deferred compensation                                                    (78)                (63)
Accumulated other comprehensive income                                  (332)               (288)
Retained earnings                                                      3,788               3,733
---------------------------------------------------------------------------------------------------
                                                                       4,832               4,773
Less 25 and 26 shares of treasury stock, at cost                         826                 845
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,006               3,928
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   10,418           $  10,103
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                             Three Months
                                                                            Ended March 31
                                                                     ------------------------------
                                                                          2001           2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                           $       109     $       264
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations                                          (22)           (237)
Depreciation, depletion and amortization                                     134             122
Provision for deferred income taxes                                           13              49
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                             (17)             43
Accounting change                                                             (1)              -
Accrued special charges                                                        -             (17)
Other non-cash items                                                          19               5
Other changes, net of non-cash items:
Receivables and unbilled work                                                  2            (286)
Inventories                                                                  (99)            (24)
Accounts payable                                                             (31)            (25)
Other working capital, net                                                    38              91
Other operating activities                                                    21             (88)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                   166            (103)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (145)            (79)
Sales of property, plant and equipment                                        21              25
Dispositions (acquisitions) of businesses, net                              (174)            (14)
Other investing activities                                                    (2)              1
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (300)            (67)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                              (9)              -
Borrowings (repayments) of short-term debt, net                              269            (708)
Payments of dividends to shareholders                                        (54)            (55)
Proceeds from exercises of stock options                                      19               18
Payments to reacquire common stock                                            (4)             (4)
Other financing activities                                                    (2)              -
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                   219            (749)
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (14)             (2)
Net cash flows from discontinued operations                                  (24)            824
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                   47             (97)
Cash and cash equivalents at beginning of period                             231             466
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                $       278     $       369
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments (refunds) during the period for:
Interest                                                             $        61     $        23
Income taxes                                                         $        58     $       (18)
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                    $        14     $        90
Liabilities disposed of in dispositions of businesses                $         -     $       484




See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:
         o the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
         o the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2000 Annual Report on Form 10-K. Prior year amounts have been reclassified to conform to the current year presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of March 31, 2001, the results of our operations for the three months ended March 31, 2001 and 2000 and our cash flows for the three months then ended. The results of operations for the three months ended March 31, 2001 and 2000 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         We have two business segments - Energy Services Group and Engineering and Construction Group. Dresser Equipment Group is presented as discontinued operations resulting from the decision of the Board of Directors to sell Dresser Equipment Group. See Note 4. Our segments are organized around the products and services provided to our customers. During the fourth quarter of 2000, we announced restructuring plans to combine all engineering, construction, fabrication and project management operations into one company, Kellogg Brown & Root, reporting as our Engineering and Construction Group. This restructuring resulted in some activities moving from the Energy Services Group to the Engineering and Construction Group, effective January 1, 2001. Prior periods have been restated for this change.
         The following table presents revenues and operating income by business segment on a comparable basis.

                                                    Three Months
                                                   Ended March 31
                                            -----------------------------
Millions of dollars                             2001           2000
-------------------------------------------------------------------------
Revenues:
Energy Services Group                          $ 2,031        $ 1,423
Engineering and Construction Group               1,113          1,436
-------------------------------------------------------------------------
Total                                          $ 3,144        $ 2,859
=========================================================================

Operating income:
Energy Services Group                          $   200        $    49
Engineering and Construction Group                  18             49
General corporate                                  (20)           (17)
-------------------------------------------------------------------------
Total                                          $   198        $    81
=========================================================================

         Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
         o Halliburton Energy Services provides oilfield services and products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description,
         o Landmark Graphics provides integrated exploration and production software information systems and professional services to the petroleum industry, and
         o Other product service lines provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipeline services for offshore customers; pipecoating services; feasibility, conceptual and front-end engineering and design, detailed engineering, procurement, construction site management, commissioning, startup and debottlenecking of both onshore and offshore facilities; and large integrated engineering, procurement, and construction projects containing both surface and sub-surface components.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as Kellogg Brown & Root, includes the following five product lines:
         o Onshore operations comprises engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants,
         o Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities,
         o Government operations provides operations, maintenance and logistics activities for government facilities and installations,
         o Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications, and
         o Asia Pacific operations, based in Australia, provides civil engineering and consulting services.

Note 3.  Acquisitions and Dispositions
         Magic Earth acquisition. In April 2001 we signed a definitive agreement to acquire Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data mining. Once the transaction is completed, Magic Earth will become a wholly owned subsidiary and a part of the Energy Services Group. Under the agreement, Halliburton will issue stock valued at $100 million to acquire Magic Earth. The agreement is subject to various regulatory and other approvals.
         PGS Data Management acquisition. In March 2001 Landmark Graphics acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $175 million, subject to a final working capital adjustment. Terms of the agreement also include a contract where Landmark will provide strategic data management and distribution services to PGS for three years. We have preliminarily recorded goodwill of $155 million to be amortized over 15 years, subject to the final valuation of intangible assets and other costs.
         PES acquisition. In February 2000 we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of up to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2003. In February 2001 we issued 1.0 million shares under the rights leaving 1.1 million shares to be issued. We recorded $115 million of goodwill to be amortized over 20 years.

Note 4.  Discontinued Operations
         In 1999 the Dresser Equipment Group was comprised of six operating divisions and two joint ventures that manufacture and market equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 and early 2000 we sold our interests in the two joint ventures within this segment. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group segment. As a result of this review, we determined that these remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000 our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group segment. In January 2001 we signed a definitive agreement and closed on the sale of these businesses on April 10, 2001. Total value under the agreement was $1.55 billion in cash and assumed liabilities, and is subject to adjustments at closing for changes in net assets. In the second quarter we expect to recognize a gain of approximately $300 million after-tax. As part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group.
         The financial results of the Dresser Equipment Group segment are presented as discontinued operations in our financial statements.

                                          Three Months
Income from Operations                   Ended March 31
of Discontinued Businesses       -------------------------------
Millions of dollars                 2001              2000
----------------------------------------------------------------
Revenues                           $  359            $  337
================================================================
Operating income                   $   37            $   36
Taxes                                 (15)              (14)
----------------------------------------------------------------
Net income                         $   22            $   22
================================================================

         Gain on disposal of discontinued operations in the first quarter of 2000 reflects the gain on the sale of Dresser-Rand in February 2000.

Gain on Disposal of Discontinued                   Three Months
Operations                                        Ended March 31
Millions of dollars                                    2000
--------------------------------------------------------------------
Proceeds from sale, less intercompany
     settlement                                      $    536
Net assets disposed                                      (180)
--------------------------------------------------------------------
Gain before taxes                                         356
Income taxes                                             (141)
--------------------------------------------------------------------
Gain on disposal of discontinued operations          $    215
====================================================================

Net Assets of Discontinued Operations                   March 31          December 31
Millions of dollars                                       2001               2000
----------------------------------------------------------------------------------------
Receivables                                              $  285             $   286
Inventories                                                 265                 255
Other current assets                                         28                  22
Accounts payable                                           (106)               (104)
Other current liabilities                                  (139)               (161)
----------------------------------------------------------------------------------------
Net current assets of discontinued operations            $  333             $   298
========================================================================================

Net property, plant and equipment                        $  212             $   219
Goodwill, net                                               255                 257
Other assets                                                 31                  30
Employee compensation and benefits                         (105)               (113)
Other liabilities                                             -                  (2)
----------------------------------------------------------------------------------------
Net noncurrent assets of discontinued operations         $  393             $   391
========================================================================================

Note 5.  Receivables
         Our receivables are generally not collateralized. With the exception of claims and change orders, which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next month. Claims and change orders included in unbilled receivables amounted to $155 million and $113 million at March 31, 2001 and December 31, 2000, respectively.

Note 6.  Inventories
         Inventories to support continuing operations at March 31, 2001 and December 31, 2000 are composed of the following:

                                    March 31          December 31
                                 ----------------    ---------------
Millions of dollars                   2001                2000
--------------------------------------------------------------------
Finished products and parts          $  539              $   486
Raw materials and supplies              204                  178
Work in process                          78                   59
--------------------------------------------------------------------
Total                                $  821              $   723
====================================================================

         Inventories on the last-in, first-out method were $74 million at March 31, 2001 and $66 million at December 31, 2000. If the average cost method had been used, total inventories would have been about $28 million higher than reported at March 31, 2001 and December 31, 2000.

Note 7.  Commitments and Contingencies
         Asbestos litigation. Since 1976, our subsidiary, Dresser Industries, Inc. and its former divisions or subsidiaries have been defending numerous lawsuits in which it is alleged that some products they manufactured contained asbestos and as a result the individual plaintiffs were injured through inhalation of asbestos fibers. Since then, we have entered into agreements with our insurance companies, to recover in whole or in part, indemnity payments, legal fees and expenses for specific categories of asbestos claims. We are negotiating with those insurance companies for coverage for the remaining categories of these claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by claim. In addition, we have brought lawsuits against several other insurance companies to recover additional amounts related to these asbestos claims.
         Our Engineering and Construction Group is also involved in asbestos claims litigation. In these lawsuits, claimants allege they have sustained injuries from the inhalation of asbestos fibers contained in some of the materials used in various construction and renovation projects involving our Kellogg Brown & Root subsidiary. Our primary insurance coverage for Kellogg
Brown & Root for the applicable years was written by Highlands Insurance Company. Most claims filed against Kellogg Brown & Root allege exposure to asbestos prior to the spin-off and are disposed of for less than the limits of the Highlands policies. Highlands was a subsidiary of Halliburton prior to its spin-off to our shareholders in early 1996. We were unable, in negotiations with Highlands during 1999 and early 2000, to reach an agreement on the amount of insurance coverage Highlands would provide for these claims. On April 5, 2000, Highlands filed a lawsuit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all asbestos claims filed against Halliburton after the spin-off. Highlands also alleged that
Halliburton did not adequately disclose to Highlands the existence of Halliburton's subsidiaries' potential asbestos liability. On August 23, 2000, Highlands issued a letter denying coverage under the policies based on its assertions in the Delaware lawsuit. We believe, however, that Highlands is contractually obligated to provide insurance coverage for asbestos claims filed against Kellogg Brown & Root and we are asserting our right to insurance coverage vigorously. On April 24, 2000, Halliburton filed a lawsuit against Highlands in Harris County, Texas, claiming that Highlands breached its contractual obligation to provide insurance coverage. We have asked the Texas court to order Highlands to provide coverage for asbestos claims under the guaranteed cost policies issued by Highlands to Kellogg Brown & Root. This lawsuit is stayed pending resolution of the Delaware litigation.

         On March 21, 2001 the Delaware Chancery Court ruled that Highlands is not obligated to provide insurance coverage for asbestos claims filed against Kellogg Brown & Root. The court ruled that, the agreements entered into by Highlands and Halliburton at the time of the spin-off terminated the policies previously written by Highlands that would otherwise cover these claims. This ruling, if it is not reversed on appeal, would eliminate our primary insurance covering asbestos claims against Kellogg Brown & Root for periods prior to the spin-off. We and our legal counsel, Vinson & Elkins L.L.P., believe, however, that the court's ruling is wrong. We are in the process of appealing the ruling to the Delaware Supreme Court. It may be early 2002 before the Delaware Supreme Court rules on our appeal. Vinson & Elkins has rendered an opinion to us that it is very likely that the ruling of the Chancery Court will be reversed because the ruling clearly contravenes the provisions of the applicable agreements between Highlands and Halliburton. Vinson & Elkins has also opined to us that it is likely that we will ultimately prevail in this litigation.
         Since 1976, approximately 300,000 asbestos claims have been filed against us. About 27,000 of these claims relate to Kellogg Brown & Root. The balance of these claims relate to former Dresser divisions and subsidiaries. Approximately 171,000 of these claims have been settled or disposed of at a gross cost of approximately $127 million, with recoveries from insurance companies paying or expected to pay all but approximately $33 million. Asbestos claims continue to be filed against us, with about 45,000 claims filed in 2000 and about 18,000 filed in the first quarter of 2001. At March 31, 2001, there were about 129,000 open asbestos claims asserted against us, including about 26,000 associated with insurance recoveries we expect to collect from Highlands. Open claims at March 31, 2001 also include 15,000 claims for which settlements are pending. This number of open claims compares with approximately 117,000 open claims at the end of 2000.
          We have accrued reserves for our estimate of our liability for known asbestos claims that have been asserted against us. Our estimate of the cost of resolving asserted asbestos claims is based on our historical litigation experience, our prior completed settlements and our estimate of amounts we will recover from insurance companies. Our estimate of recoveries from insurance companies, other than Highlands Insurance Company, is based on agreements we have with a number of insurance companies, or in those instances in which agreements are still in negotiation or in litigation, our estimate of our ultimate recovery from insurance companies. We believe that the insurance companies with which we have signed agreements will be able to meet their share of future obligations under these agreements.
         Highlands' parent company, Highlands Insurance Group, Inc., has stated in its SEC filings that, if Highlands is ultimately required to pay asbestos claims asserted against Kellogg Brown & Root, the payments could have a material adverse impact on its financial position. Highlands has reported that its statutory capital surplus was $127.4 million at the end of the year 2000, down from $166.7 million at the end of 1999. On April 3, 2001 Standard & Poor's announced that it had lowered its financial strength rating on Highlands and its affiliates to `BBpi' to reflect uncertainty regarding the adequacy of their capitalization and liquidity. On April 20, 2001 A.M. Best, a leading insurance rating agency, downgraded Highlands and its affiliates to "B" (Fair) from "B++" (Very Good) to reflect concerns about the group's capitalization adequacy and poor operating results. Although we do not know the extent of the impact of these developments on Highlands, we believe that Highlands still has the ability to pay substantially all of the asbestos claims at issue in the pending litigation, assuming it is successfully concluded in our favor.
         Our reserves for open asbestos claims and corresponding estimated insurance recoveries included in noncurrent assets are as follows:

                                                    March 31          December 31
                                                 ----------------    ---------------
Millions of dollars                                   2001                2000
------------------------------------------------------------------------------------
Accrued liability for open claims                    $  84                $  80
Estimated insurance recoveries:
    Highlands Insurance Company                        (40)                 (39)
    Other insurance carriers                           (14)                 (12)
------------------------------------------------------------------------------------
Net liability for known open asbestos claims         $  30                $  29
====================================================================================

         In addition, as of March 31, 2001, we have recorded accounts receivable we expect to collect from Highlands Insurance Company of $14 million for payments we already have made on asbestos claims. If our appeal of the Chancery Court's ruling in the Highlands litigation is unsuccessful, we will be unable to collect this $14 million as well as the $40 million estimated recovery from Highlands. This may have a material adverse impact on the results of our operations and our financial position at that time.
         Accounts receivable for billings to other insurance carriers for payments made on asbestos claims were $10 million at March 31, 200l and $13 million at December 31, 2000.
         We recognize the uncertainties of asbestos litigation and the possibility that a series of adverse court rulings or new legislation affecting the asbestos claims litigation or settlement process could materially impact our expected resolution of asbestos claims. However, based upon:
         o    our historical experience with similar claims;
         o    the  time  elapsed  since  Dresser  and  its  former  divisions or subsidiaries discontinued sale of products containing asbestos;
         o    the  time  elapsed  since  Kellogg  Brown  &  Root  used materials containing asbestos in any construction process;
         o    our understanding of the facts and circumstances that gave rise to asbestos claims; and
         o our estimate of amounts we will recover from insurance companies, we believe that the open asbestos claims asserted against us will be resolved without a material adverse effect on our financial position or results of operations.
         Fort Ord litigation. Brown & Root Services, now operating as Kellogg Brown & Root, is a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. Brown & Root Services has denied the allegations and is preparing to defend itself at trial. Further proceedings in this civil lawsuit have been stayed while the investigation referred to in the next paragraph is ongoing. We believe that it is remote that this civil litigation will result in any material amount of damages being assessed against us, although the cost of our defense could well exceed $1 million before the matter is brought to a conclusion.
         Although in 1998 the United States Department of Justice declined to join this litigation, it has advised us that Brown & Root Services is the target of a federal grand jury investigation regarding the contract administration issues raised in the civil litigation. Brown & Root Services has been served with grand jury subpoenas, which required the production of documents relating to the Fort Ord contract and similar contracts at other locations. We have also been informed that several current and former employees will be called to testify before the grand jury. We have retained independent counsel for these employees. We are cooperating in this investigation. The United States Department of Justice has not made any specific allegations against Brown & Root Services.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under United States federal law and comparable state laws. Kellogg Brown & Root is one of nine PRP's named at the Tri-State Mining District "Superfund" Site, also known as the Jasper County "Superfund" Site. Based on our negotiations with federal regulatory authorities and our evaluation of our responsibility for remediation at small portions of this site, we do not believe we will be compelled to make expenditures which will have a material adverse effect on our financial position or results of operations. However, the United States Department of the Interior and the State of Missouri have indicated that they might make a separate claim against Kellogg Brown & Root for natural resource damages. Discussions with them have not been concluded and we are unable to make a judgement about the amount of damages they may seek.

         We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         Our accrued liabilities for environmental matters were $31 million as of March 31, 2001 and December 31, 2000.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or our results of operations.

Note 8.  Income Per Share

                                                                    Three Months
                                                                   Ended March 31
Millions of dollars and shares                               ---------------------------
except per share data                                           2001            2000
----------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting method                               $   86          $   27
========================================================================================

Basic weighted average shares                                     426             442
Effect of common stock equivalents                                  4               2
----------------------------------------------------------------------------------------
Diluted weighted average shares                                   430             444
========================================================================================

Income per common share from continuing  operations  before change in accounting method:
Basic                                                          $0.20           $0.06
========================================================================================
Diluted                                                        $0.20           $0.06
========================================================================================

Income per common share from discontinued operations:
Basic                                                          $0.05           $0.54
=======================================================================================-
Diluted                                                        $0.05           $0.53
========================================================================================

         Income per share from discontinued operations in 2000 includes $0.49 basic and $0.48 diluted from the gain on the sale of discontinued operations.
         Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Included in the computation of diluted income per share are rights we issued in connection with the PES acquisition of up to 2.1 million shares of Halliburton common stock. In February 2001 we issued 1.0 million shares under the rights leaving 1.1 million shares to be issued. Excluded from the computation of diluted income per share are options to purchase 2 million shares of common stock in 2001 and 7 million shares in 2000. These options were outstanding during these respective periods, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 9.  Comprehensive Income
         The components of other comprehensive income adjustments to net income include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains or (losses) on investments and derivatives.

                                                            Three Months
                                                           Ended March 31
                                                     ---------------------------
Millions of dollars                                     2001            2000
--------------------------------------------------------------------------------
Net income                                             $  109          $  264
Cumulative translation adjustment, net of tax             (42)            (21)
Unrealized losses on investments and derivatives           (2)              -
--------------------------------------------------------------------------------
Total comprehensive income                             $   65          $  243
================================================================================

         Accumulated other comprehensive income at March 31, 2001 and December 31, 2000 consisted of the following:

                                                        March 31          December 31
                                                     ---------------     ---------------
Millions of dollars                                       2001                2000
----------------------------------------------------------------------------------------
Cumulative translation adjustment                        $  (317)            $  (275)
Minimum pension liability                                    (12)                (12)
Unrealized losses on investments and derivatives              (3)                 (1)
----------------------------------------------------------------------------------------
Total accumulated other comprehensive income             $  (332)            $  (288)
========================================================================================

Note 10.  Engineering and Construction Reorganization
         As a result of the reorganization of our engineering and construction businesses, we took actions in the fourth quarter of 2000 to rationalize our cost structure including asset-related charges of $20 million and personnel related charges of $16 million. Asset related write-offs of equipment, engineering reference designs and capitalized software were all completed by December 31, 2000. Personnel related payments of $10 million have been made and the terminations of approximately 30 senior management positions are substantially complete. We expect remaining payments under the severance arrangements to be completed during the second half of 2001.

Note 11.  Dresser Financial Information
         Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included in Dresser and its subsidiaries. In August 2000, the Securities and Exchange Commission released a new rule governing the financial statements of guarantors and issuers of guaranteed securities registered with the SEC. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

                  Condensed Consolidating Statements of Income
                          Quarter ended March 31, 2001

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,144            $ 136        $  148         $  (284)        $ 3,144
Cost of revenues                               (2,855)               -             -               -          (2,855)
General and administrative                        (91)               -             -               -             (91)
Interest expense                                   (5)              (9)          (34)              1             (47)
Interest income                                     4                3             -              (3)              4
Other, net                                        (11)              21            13             (26)             (3)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            186              151           127            (312)            152
Provision for income taxes                        (68)              (3)           10               -             (61)
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 113              148           137            (312)             86
Income from discontinued operations                22                -             -               -              22
Cumulative effect of change in
    accounting method, net                          1                -             -               -               1
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     136            $ 148        $  137         $  (312)        $   109
=======================================================================================================================



                  Condensed Consolidating Statements of Income
                          Quarter ended March 31, 2000

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   2,859            $  73        $  306         $  (379)        $ 2,859
Cost of revenues                               (2,695)               -             -               -          (2,695)
General and administrative                        (83)               -             -               -             (83)
Interest expense                                   (4)             (13)          (16)              -             (33)
Interest income                                     7               29            14             (43)              7
Other, net                                         (4)               -             -               -              (4)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest             80               89           304            (422)             51
Provision for income taxes                        (25)               2             3               -             (20)
Minority interest in net income of
    subsidiaries                                   (4)               -             -               -              (4)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  51               91           307            (422)             27
Income from discontinued operations                22                -             -               -              22
Gain on disposal of discontinued
    operations, net of tax                          -              215             -               -             215
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $      73            $ 306        $  307         $  (422)        $   264
=======================================================================================================================

                     Condensed Consolidating Balance Sheets
                                 March 31, 2001

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     186           $     -       $    92       $      -         $   278
Receivables:
Notes and accounts receivable, net              2,981                53             -              -           3,034
Unbilled work on uncompleted contracts            787                 -             2              -             789
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,768                53             2              -           3,823
Inventories                                       821                 -             -              -             821
Other current assets                              779                15             4              -             798
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,554                68            98              -           5,720
Property, plant and equipment, net              2,415                 -             -              -           2,415
Equity in and advances to
    unconsolidated affiliates                     417                 -             -              -             417
Intercompany receivable from
    consolidated affiliates                         -                 -         3,015         (3,015)              -
Equity in and advances to
    consolidated affiliates                         -             6,117         3,650         (9,767)              -
Goodwill, net                                     654                86             -              -             740
Other assets                                    1,121                 5             -              -           1,126
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $  10,161           $ 6,276       $ 6,763       $(12,782)        $10,418
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     755           $     8       $ 1,822       $      -         $ 2,585
Other current liabilities                       1,440                11             9              -           1,460
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,195                19         1,831              -           4,045
Long-term debt                                    201               439           400              -           1,040
Intercompany payable from
    consolidated affiliates                       874             2,141             -         (3,015)              -
Other liabilities                               1,142                27           116              -           1,285
Minority interest in consolidated
    subsidiaries                                   42                 -             -              -              42
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               4,454             2,626         2,347         (3,015)          6,412
Shareholders' equity:
Common shares                                     391                 -         1,136           (391)          1,136
Other shareholders' equity                      5,316             3,650         3,280         (9,376)          2,870
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,707             3,650         4,416         (9,767)          4,006
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $  10,161           $ 6,276       $ 6,763       $(12,782)        $10,418
=======================================================================================================================

                     Condensed Consolidating Balance Sheets
                                December 31, 2000

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     216           $    11       $     4       $      -         $   231
Receivables:
Notes and accounts receivable, net              2,966                63             -              -           3,029
Unbilled work on uncompleted contracts            816                 -             -              -             816
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,782                63             -              -           3,845
Inventories                                       723                 -             -              -             723
Other current assets                              753                 1            15              -             769
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,474                75            19              -           5,568
Property, plant and equipment, net              2,410                 -             -              -           2,410
Equity in and advances to
    unconsolidated affiliates                     258               142             -              -             400
Intercompany receivable from
    consolidated affiliates                        68                 -         2,138         (2,206)              -
Equity in and advances to
    consolidated affiliates                         -             6,558         4,220        (10,778)              -
Goodwill, net                                     510                87             -              -             597
Other assets                                    1,109                 5            14              -           1,128
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,829           $ 6,867       $ 6,391       $(12,984)        $10,103
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     756           $    64       $ 1,540       $      -         $ 2,360
Other current liabilities                       1,374                36            56              -           1,466
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,130               100         1,596              -           3,826
Long-term debt                                    205               444           400              -           1,049
Intercompany payable from
    consolidated affiliates                         -             2,206             -         (2,206)              -
Other liabilities                               1,118                26           118              -           1,262
Minority interest in consolidated
    subsidiaries                                   38                 -             -              -              38
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,491             2,776         2,114         (2,206)          6,175
Shareholders' equity:
Common shares                                     391                 -         1,132           (391)          1,132
Other shareholders' equity                      5,947             4,091         3,145        (10,387)          2,796
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,338             4,091         4,277        (10,778)          3,928
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,829           $ 6,867       $ 6,391       $(12,984)        $10,103
=======================================================================================================================

                Condensed Consolidating Statements of Cash Flows
                          Quarter ended March 31, 2001

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $     112          $    36       $    18       $      -          $   166
Capital expenditures                             (145)               -             -              -             (145)
Sales of property, plant and equipment             21                -             -              -               21
Other investing activities                       (176)               -          (175)           175             (176)
Payments on long-term borrowings                   (4)              (5)            -              -               (9)
Borrowings (repayments) of
    short-term debt, net                          (15)               -           284              -              269
Payments of dividends to shareholders               -                -           (54)             -              (54)
Proceeds from exercises of stock options            -                -            19              -               19
Payments to reacquire common stock                  -                -            (4)             -               (4)
Other financing activities                        215              (42)            -           (175)              (2)
Effect of exchange rate on cash                   (14)               -             -              -              (14)
Net cash flows from discontinued
    operations                                    (24)               -             -              -              (24)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     (30)         $   (11)      $    88       $      -          $    47
=======================================================================================================================



                Condensed Consolidating Statements of Cash Flows
                          Quarter ended March 31, 2000

                                                               Dresser
                                            Non-issuer/      Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (108)         $     4       $     1       $      -          $  (103)
Capital expenditures                              (79)               -             -              -              (79)
Sales of property, plant and equipment             25                -             -              -               25
Other investing activities                        (13)               -           656           (656)             (13)
Borrowings (repayments) of
    short-term debt, net                            -                -          (708)             -             (708)
Payments of dividends to shareholders               -                -           (55)             -              (55)
Proceeds from exercises of stock options            -                -            18              -               18
Payments to reacquire common stock                  -                -            (4)             -               (4)
Other financing activities                       (791)             135             -            656                -
Effect of exchange rate on cash                    (2)               -             -              -               (2)
Net cash flows from discontinued
    operations                                    824                -             -              -              824
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $    (144)         $   139       $   (92)      $      -          $   (97)
=======================================================================================================================

Note 12.  Accounting Change
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," subsequently amended by SFAS No. 137 and SFAS No. 138. This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. We adopted SFAS 133 effective January 2001 and recorded a gain of $1 million after-tax for the cumulative effect of adopting the change in accounting method. We do not expect future measurements at fair value under the new accounting method to have a material effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         o    factors and risks that impact our business;
         o why our earnings and expenses for the first quarter of 2001 differ from the first quarter of 2000;
         o    factors that impacted our cash flows; and
         o other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
         Our continuing business is organized around two business segments:
         o    Energy Services Group; and
         o    Engineering and Construction Group.
         We report the results of Dresser Equipment Group, which was sold on April 10, 2001, as discontinued operations.
         As the largest provider of products and services to the petroleum and energy industries, the majority of our consolidated revenues are derived from the sale of services and products to large oil and gas companies. We conduct business in over 120 countries with energy, industrial and governmental customers. These services and products are used in the earliest phases of exploration and development of oil and gas reserves through the refining and distribution process. The industries we serve are highly competitive with many substantial competitors for each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, expropriation or other governmental actions, exchange controls and currency devaluations may result in increased business risk in any one country, including, among others, Algeria, Angola, Libya, Nigeria, and Russia. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         The first quarter of 2001 showed continuing improved activity levels within our Energy Services Group. Increased drilling activity in North America, primarily related to demand for natural gas, contributed significantly to higher activity levels within our oilfield service product service lines. Higher sustained crude oil prices have also contributed to increasing levels of exploration and production activity throughout the world. Current estimates for 2001 anticipate capital spending for oil and gas exploration to increase 20% compared to 2000. Within the Engineering and Construction Group higher prices for natural gas and crude oil have not yet translated into increased spending for engineering and construction projects, particularly projects in the liquefied natural gas, refining and petrochemical industries. Continued strength in energy services activity should be followed by increased spending on large oil and gas related engineering and construction projects. Increasing demand for natural gas used in power generation, low natural gas storage levels within the United States, and the need to replace oil and gas reserves by our customers are all current factors that should provide opportunities for growth in our business segments.

         Energy Services Group
         Increasing business activity within the segment that started in 2000 continued throughout the first quarter of 2001. Sustained levels of high natural gas and crude oil prices have contributed to higher demand for the products and services provided by the Energy Services Group. Activity has been highest in North America, reflecting primarily the increased levels of drilling for natural gas. The rotary rig count in North America continued to increase and averaged 1,654 rigs in the first quarter of 2001, an increase of 31% over the average for 2000. Natural gas prices continued to climb as a result of North America experiencing the coldest weather in recent years and low volumes of gas in storage. Henry Hub gas prices for the first quarter of 2001 averaged $6.55/MCF, well above the $6.20/MCF average for the fourth quarter of 2000 and significantly above the $2.59/MCF average price for the first quarter of 2000. Higher activity levels have increased our equipment and personnel utilization, resulting in increased profitability and pricing strength, particularly within North America. Crude oil prices, another business indicator, remained at or near record highs throughout the quarter, with West Texas Intermediate averaging nearly $29 per barrel, down from the average fourth quarter 2000 price of $32 per barrel. These continued high commodity prices bode well for the industry and should encourage our customers to increase investments in exploration and production.
         The turnaround in international rig activity continued through the first quarter, with the highest average rig count since 1998 at 724 rigs working compared to 710 in the fourth quarter of 2000 and 576 working in the first quarter of 2000. Compared to the first quarter of 2000, revenues for the Energy Services Group were higher across all geographic areas. These increases reflect both the strong demand for our products and services within North America as well as the continued increases in exploration and production spending elsewhere by our customers. In the short-term, we expect the Energy Services Group to provide continued growth in both revenues and earnings in North America and internationally, especially in the North Sea, Latin America, West Africa, and the Middle East.
         Engineering and Construction Group
         Our Engineering and Construction Group has not yet benefited from the positive factors which provided opportunities for growth in the Energy Services Group. While both segments provide products and services to many of the same customers, oilfield service activities have been first to benefit from the increased activity levels. The downturn in the energy industry that began in 1998 led our customers to severely curtail many large engineering and
construction   projects   during  2000  and  into  2001.  Our   Engineering  and
Construction Group has also been impacted by a series of mergers and consolidations among its major customers resulting in an additional period of internal focus and capacity rationalization by our customers. The lack of opportunities existing throughout 2000, combined with an extremely competitive global engineering and construction environment, resulted in the restructuring of our Engineering and Construction Group in late 2000 and the first quarter of 2001. All of our engineering, construction, fabrication and project management capabilities are now part of one operating company - Kellogg Brown & Root. A flatter, more responsive organization is now positioned to benefit from the expected increases in engineering and construction project spending, which are anticipated as we move into the second half of 2001. Several recent project awards also provide optimism. In addition, we also see improving opportunities to provide additional support services to agencies of the United States government and to government agencies of other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000

First Quarter of 2001 Compared with the First Quarter of 2000

                                               First Quarter
REVENUES                                  -----------------------      Increase
Millions of dollars                          2001        2000         (decrease)
----------------------------------------------------------------------------------
Energy Services Group                      $  2,031    $  1,423         $  608
Engineering and Construction Group            1,113       1,436           (323)
----------------------------------------------------------------------------------
Total revenues                             $  3,144    $  2,859         $  285
==================================================================================

         Consolidated revenues in the first quarter of 2001 of $3.1 billion increased $285 million compared to the first quarter of 2000. International revenues were 62% of total revenues for the first quarter of 2001 and 66% in the first quarter of 2000.
         Energy Services Group revenues were $2.0 billion for the first quarter of 2001, an increase of 43% from the first quarter in 2000. International revenues were 58% of total revenues in the first quarter of 2001 compared to 63% in the same quarter of the prior year. Revenues increased across all geographic regions as all product service lines benefited significantly from the increased activity related to higher rig counts and higher prices for our products and services. Revenues of just over $1.5 billion from our oilfield service product service lines represented an increase of 40% compared to the prior year. The pressure pumping product service line experienced growth of 45% while logging services achieved revenue growth of 66%. Revenues for drilling fluids, drilling services and drill bits increased 57%, 29% and 26%, respectively. Geographically, North American oilfield services revenues increased by 60%, while Latin America and Middle East revenues increased by 33% and 29%, respectively. Revenues have been slower to pick up in Europe/Africa, which increased 19% and Asia Pacific, which was slightly positive. Particularly strong revenue improvements were reported in Argentina, Brazil, Venezuela, Egypt, Oman and Saudi Arabia. Revenues for the remainder of the segment increased $165 million compared to the prior year. This increase was due primarily to the start-up of a major project in Brazil in late 2000 as well as increased levels of work within the subsea and production services product service lines, which increased 33% and 29%, respectively.
         Engineering and Construction Group revenues were $323 million, or 23%, lower in the first quarter of 2001 compared to the first quarter of 2000. About 71% of the group's revenues were from international activities compared to 69% in the prior year quarter. Decreases in revenues were mostly attributable to the completion of large onshore and offshore projects and replacement projects have not been awarded. Government services product line revenues from a logistical support contract in the Balkans region decreased about $60 million as the project has moved from the construction phase to a sustainment phase. Partially offsetting the revenue declines in other product lines, the operations and maintenance product line increased 12% year-over-year, reflecting continued focus by our customers in existing facility maintenance, plant operations and other maintenance projects.

                                                First Quarter
OPERATING INCOME                          --------------------------     Increase
Millions of dollars                          2001          2000         (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $  200        $  49            $ 151
Engineering and Construction Group              18           49              (31)
General corporate                              (20)         (17)              (3)
-------------------------------------------------------------------------------------
Total operating income                      $  198        $  81            $ 117
=====================================================================================

         Consolidated operating income of $198 million was 144% higher in the first quarter of 2001 compared to the first quarter in 2000. Higher equipment utilization and manufacturing capacity combined with improved pricing within the Energy Services Group, particularly within North America, significantly offset lower activity levels in the Engineering and Construction Group.
         Energy Services Group operating income for the first quarter of 2001 increased $151 million or 308% compared to the first quarter of 2000. Operating income in our oilfield services product service lines increased $138 million over the same period in 2000. This improvement largely reflects increased activity levels, high equipment utilization, and improvement in pricing in North America which more than offset the impact of higher fuel and energy costs. Operating income increased across all product service lines with pressure pumping, logging, drilling systems and drill bits all increasing over 200%. Profitability growth was greatest in North America, with significant improvements also in the Middle East and Latin America. North America benefited from price increases implemented last year and during January of 2001. The strong demand for our services, combined with increasing utilization of our equipment and personnel, has enabled us to continue to improve our pricing, net of discounts. An additional price increase is expected later this summer. Operating income for the remainder of the segment increased $13 million consistent with higher revenues.

         Engineering and Construction Group operating income for the first quarter of 2001 decreased $31 million from the same period in 2000 on lower revenues. The reduction reflects lower activity levels and operating margins.
         General corporate expense for the quarter increased $3 million due primarily to expenses incurred for the retirement of several executives.

NONOPERATING ITEMS
         Interest expense of $47 million for the first quarter of 2001 increased $14 million compared to the first quarter of 2000. The increase is due to additional short-term debt incurred to repurchase our common stock under our repurchase program, mostly during the fourth quarter of 2000, and borrowings associated with the acquisition of PGS Data Management during the first quarter of 2001. We expect net interest expense to decrease significantly in the second quarter of 2001 because we have paid down short-term debt with the proceeds from the sale of the Dresser Equipment Group.
         Interest income was $4 million in the first quarter of 2001, a decrease from the prior year's interest income of $7 million.
         Foreign exchange losses, net were $3 million in the current year quarter compared to $4 million in the prior year first quarter.
         Provision for income taxes of $61 million resulted in an effective tax rate of 40.1%, up slightly from the first quarter of 2000 rate of 39.2%.
         Income from continuing operations was $86 million in the first quarter of 2000 compared to $27 million in the prior year quarter.
         Income from discontinued operations was $22 million for the first quarter of 2001 and 2000.
        Gain on disposal of discontinued operations of $215 million after-tax or $0.48 per diluted share in 2000, resulted from the sale of our 51% interest in Dresser-Rand.
         Cumulative effect of change in accounting method, net of $1 million reflects the impact of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net income for the first quarter of 2001 was $109 million, or $0.25 per diluted share. The prior year's net income was $264 million, or $0.59 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the first quarter of 2001 with cash and equivalents of $278 million, an increase of $47 million from the end of 2000.
         Cash flows from operating activities provided $166 million in the first quarter of 2001 compared to using $103 million in the first quarter of the prior year. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $90 million of cash in the first quarter of 2001 compared to $244 million in the same period of the prior year. Included in changes to working capital and other net changes is $10 million cash used for personnel reductions, facility closures and integration costs in the first quarter of 2001 and $17 million in the first quarter of the prior year.
         Cash flows used in investing activities were $300 million in the first quarter of 2001 and $67 million in the same period of 2000. Capital expenditures in the first quarter of 2001 were $145 million as compared to $79 million for the same period in the prior year. In March 2001 we acquired the PGS Data Management division of Petroleum Geo-Services ASA for approximately $175 million of cash.
         Cash flows from financing activities provided $219 million in the first quarter of 2001. In the same period of the prior year, financing activities used $749 million as we repaid short-term debt with the proceeds from the sale of Dresser-Rand and Ingersoll-Dresser Pump. We paid dividends of $54 million to our shareholders in the first quarter of 2001 as compared to $55 million in the first quarter of 2000.

         Cash flows from discontinued operations used $24 million in the first quarter of 2001 as compared to providing $824 million for the same period in 2000. Cash flows for 2000 include proceeds of $913 million from the sales of Dresser-Rand and Ingersoll-Dresser Pump.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 42% of total capitalization at March 31, 2001 compared to 40% at December 31, 2000. In April 2001 we used proceeds from the sale of the Dresser Equipment Group to repay debt. This action will return our debt-to-capitalization ratio to the low 30% range during the second quarter of 2001.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.

DISCONTINUED OPERATIONS AND SHARE REPURCHASE PROGRAM
         On April 25, 2000 our Board of Directors approved plans to sell our Dresser Equipment Group segment and implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock. As of March 31, 2001 we had repurchased over 20 million shares at a cost of $759 million. No shares of common stock were repurchased during the first quarter of 2001 under this plan; however, we may periodically repurchase our common stock as we deem appropriate.
         On April 10, 2001 we announced the sale of our Dresser Equipment Group segment for $1.55 billion in cash and assumed liabilities, subject to adjustments at closing for changes in net assets. The transaction resulted in our receiving $1.3 billion in cash and will result in an approximately $300 million after-tax gain. The transaction will be reported in the second quarter of 2001. Proceeds from the sale of this business were used to repay short-term debt.

CONVERSION TO THE EURO CURRENCY
         In 1999 some member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). This action was the first step towards transition from existing national currencies to the use of the euro as a common currency. The transition period for the introduction of the euro ends June 30, 2002. Issues resulting from the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending existing contracts and processing tax and accounting records. We are addressing these issues and do not expect the transition to the euro to have a material effect on our financial condition or results of operations.

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

         o operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Libya, Nigeria, and Russia;
         o    changes in foreign exchange rates;
         o changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
              -    encourage or  mandate the  hiring  of local  contractors; and
              -    require  foreign  contractors  to   employ  citizens  of,  or
                   purchase supplies from, a particular jurisdiction;
         o litigation, including, for example, contract disputes, asbestos litigation and environmental litigation; and
         o environmental laws, including, for example, those that require emission performance standards for facilities;
         Weather related.
         o    the effects  of severe weather conditions, including, for example, hurricanes and tornadoes, on operations and facilities; and
         o    the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
         Customers and vendors.
         o    the  magnitude  of  governmental  spending   and  outsourcing  for
              military and logistical support of the type that we provide;
         o    changes  in  capital  spending  by  customers  in the  oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         o changes in capital spending by governments for infrastructure projects of the sort that we perform;
         o    consolidation of customers in the oil and gas industry; and
         o claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
         Industry.
         o    technological and  structural changes  in the  industries that  we serve;
         o sudden changes in energy prices that could undermine the fundamental strength of the world economy or our customers;
         o    changes in the price of oil and natural gas, resulting from:
              -    OPEC's   ability  to  set  and   maintain  production  levels
                   and prices for oil;
              -    the level of oil production by non-OPEC countries;
              -    the policies of governments  regarding  exploration  for  and production and development of their oil and natural gas reserves; and
              -    the level of demand for oil and natural gas;
         o changes in the price or the availability of commodities that we use;
         o risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in nonreimbursable costs which cause the project not to meet our expected profit margins;
         o risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
         o the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
              -    adverse movements in foreign exchange rates,  interest rates, or commodity prices, or
              -    the value and time period of the derivative being different than the exposures or cash flows being hedged;

         Personnel and mergers/reorganizations/dispositions.
         o increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
         o    integration of acquired businesses into Halliburton,  including:
              - standardizing information systems or integrating data from multiple systems;
              - maintaining uniform standards, controls, procedures and policies; and
              - combining operations and personnel of acquired businesses with ours;
         o    effectively   reorganizing   operations   and   personnel   within
              Halliburton;
         o replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses; and
         o    successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We do advise you to review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

     10.1       Agreement and Plan  of Recapitalization as  amended and restated
                effective   April  10,  2001   (incorporated  by   reference  to
                Halliburton's Form 8-K/A dated as of May 10, 2001).


                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
During the first quarter of 2001:

January 2, 2001                January 2, 2001             Item 5. Other Events for a press release announcing a
                                                           definitive agreement to acquire PGS Data Management.

January 3, 2001                January 2, 2001             Item 5. Other Events for a press release announcing the
                                                           board of directors approval of the acquisition of PGS
                                                           Data Management.

February 2, 2001               January 30, 2001            Item 5. Other Events for a press release announcing 2000
                                                           fourth quarter earnings.

February 2, 2001               January 31, 2001            Item 5. Other Events for a press release announcing
                                                           Halliburton's agreement to sell Dresser Equipment Group
                                                           for $1.55 billion in cash and assumed liabilities.

February 20, 2001              February 15, 2001           Item 5. Other Events for a press release announcing the
                                                           board of directors has declared a 2001 first quarter
                                                           dividend of 12.5 cents a share on common stock payable
                                                           to shareholders of record at the close of business on
                                                           March 1, 2001.

March 6, 2001                  January 31, 2001            Item 5. Other Events for the Agreement and Plan of
                                                           Recapitalization dated January 30, 2001 among
                                                           Halliburton Company, Dresser B.V. and DEG Acquisitions,
                                                           LLC.

March 13, 2001                 March 12, 2001              Item 5. Other Events for a press release announcing the
                                                           acquisition of PGS Data Management Division by
                                                           Halliburton and Landmark Graphics.

March 23, 2001                 March 22, 2001              Item 5. Other Events for a press release announcing
                                                           Halliburton's plan to appeal Delaware Chancery Court
                                                           ruling against Kellogg Brown & Root in litigation with
                                                           Highlands Insurance Group, Inc.


Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

During the second quarter of 2001:

April 11, 2001                 April 10, 2001              Item 5. Other Events for a press release announcing the
                                                           sale of Dresser Equipment Group to an investor group for
                                                           $1.55 billion in cash and assumed liabilities.

April 27, 2001                 April 25, 2001              Item 5. Other Events for a press release announcing 2001
                                                           first quarter earnings.

May 1, 2001                    April 30, 2001              Item 5. Other Events for a press release announcing the
                                                           signing of a definitive agreement to acquire Magic
                                                           Earth, Inc., a leading 3-D visualization and
                                                           interpretation technology company with broad
                                                           applications in the area of data mining.

May 10, 2001                   April 10, 2001              Item 5. Other Events for a press release on the
                                                           Agreement and Plan of Recapitalization as amended and
                                                           restated effective April 10, 2001 among Halliburton
                                                           Company, Dresser B.V. and DEG Acquisitions, LLC.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                         HALLIBURTON COMPANY




Date:     May 11, 2001                   By:  /s/  Gary V. Morris
     -----------------------                -------------------------------
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