Form 10-Q
period 2001-06-30
HALLIBURTON CO
filed 2001-08-09
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from       to
                                                 -----    -----


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

Common stock, par value $2.50 per share:
Outstanding at July 31, 2001 - 429,791,394

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                       ----------
PART I.         FINANCIAL INFORMATION                                                                      2-20

Item 1.         Financial Statements                                                                        2-4

                -     Condensed Consolidated Statements of Income                                             2
                -     Condensed Consolidated Balance Sheets                                                   3
                -     Condensed Consolidated Statements of Cash Flows                                         4
                -     Notes to Quarterly Financial Statements                                              5-20
                      1.   Management Representations                                                         5
                      2.   Business Segment Information                                                     5-6
                      3.   Acquisitions and Dispositions                                                    6-7
                      4.   Discontinued Operations                                                          7-8
                      5.   Receivables                                                                        8
                      6.   Inventories                                                                      8-9
                      7.   Commitments and Contingencies                                                   9-14
                      8.   Income Per Share                                                                  14
                      9.   Comprehensive Income                                                              15
                     10.   Engineering and Construction Reorganization                                       15
                     11.   Dresser Financial Information                                                  15-20

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     21-29

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   29

PART II.        OTHER INFORMATION                                                                         30-32

Item 4.         Submission of Matters to a Vote of Security Holders                                       30-31

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               31-32

Signatures                                                                                                   33

Exhibits:       -     Supplemental Executive Retirement Plan as amended and restated
                      effective January 1, 2001
                -     Benefit Restoration Plan as amended and restated effective
                      January 1, 2001
                -     Employment Agreement
                -     Powers of Attorney for Directors
                -     Powers of Attorney

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                     Three Months                 Six Months
                                                                    Ended June 30                Ended June 30
                                                               -----------------------------------------------------
                                                                  2001         2000            2001         2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                        $   2,812    $   2,461       $   5,455    $   4,937
Sales                                                                 498          393             981          756
Equity in earnings of unconsolidated affiliates                        29           14              47           34
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $   3,339    $   2,868       $   6,483    $   5,727
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                $   2,512    $   2,317       $   4,945    $   4,684
Cost of sales                                                         454          348             876          676
General and administrative                                            101           77             192          160
--------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                              $   3,067    $   2,742       $   6,013    $   5,520
--------------------------------------------------------------------------------------------------------------------
Operating income                                                      272          126             470          207
Interest expense                                                      (34)         (33)            (81)         (66)
Interest income                                                         6            3              10           10
Foreign currency losses, net                                           (1)          (3)             (4)          (7)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and accounting change                                  243           93             395          144
Provision for income taxes                                            (98)         (36)           (159)         (56)
Minority interest in net income of subsidiaries                        (2)          (5)             (7)          (9)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before accounting change            143           52             229           79
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income (loss) from discontinued operations, net of tax
     (provision) benefit of $32, ($14), $17, and ($28)                (60)          23             (38)          45
Gain on disposal of discontinued operations, net of tax
     of $199, $0, $199, and $141                                      299            -             299          215
--------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                   239           23             261          260
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net                             -            -               1            -
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $     382    $      75       $     491    $     339
====================================================================================================================

Basic income per share:
Income from continuing operations before accounting change      $    0.34    $    0.12       $    0.54    $    0.18
Income (loss) from discontinued operations                          (0.14)        0.05           (0.09)        0.10
Gain on disposal of discontinued operations                          0.70            -            0.70         0.49
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.90    $    0.17       $    1.15    $    0.77
====================================================================================================================

Diluted income per share:
Income from continuing operations before accounting change      $    0.33    $    0.12       $    0.53    $    0.18
Income (loss) from discontinued operations                          (0.14)        0.05           (0.09)        0.10
Gain on disposal of discontinued operations                          0.70            -            0.70         0.48
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.89    $    0.17       $    1.14    $    0.76
====================================================================================================================

Cash dividends per share                                        $   0.125    $   0.125       $    0.25    $    0.25

Basic average common shares outstanding                               427          444             427          443
Diluted average common shares outstanding                             430          449             430          447

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                   June 30           December 31
                                                                    2001                2000
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      328           $     231
Receivables:
Notes and accounts receivable, net                                     3,249               3,029
Unbilled work on uncompleted contracts                                   961                 816
---------------------------------------------------------------------------------------------------
Total receivables                                                      4,210               3,845
Inventories                                                              855                 723
Current deferred income taxes                                            225                 235
Net current assets of discontinued operations                              -                 298
Other current assets                                                     242                 236
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,860               5,568
Property, plant and equipment after accumulated
     depreciation of $3,202 and $3,150                                 2,483               2,410
Equity in and advances to related companies                              500                 400
Goodwill, net                                                            608                 597
Noncurrent deferred income taxes                                         300                 340
Net noncurrent assets of discontinued operations                           -                 391
Insurance for asbestos litigation claims                                 575                  51
Other assets                                                             335                 346
---------------------------------------------------------------------------------------------------
Total assets                                                      $   10,661           $  10,103
===================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $      717           $   1,570
Current maturities of long-term debt                                       7                   8
Accounts payable                                                         832                 782
Accrued employee compensation and benefits                               318                 267
Advanced billings on uncompleted contracts                               475                 288
Deferred revenues                                                        105                  98
Income taxes payable                                                     239                 113
Other current liabilities                                                664                 700
---------------------------------------------------------------------------------------------------
Total current liabilities                                              3,357               3,826
Long-term debt                                                         1,039               1,049
Employee compensation and benefits                                       472                 662
Asbestos litigation claims                                               699                  80
Other liabilities                                                        570                 520
Minority interest in consolidated subsidiaries                            44                  38
---------------------------------------------------------------------------------------------------
Total liabilities                                                      6,181               6,175
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 455 and 453 shares                             1,138               1,132
Paid-in capital in excess of par value                                   339                 259
Deferred compensation                                                    (70)                (63)
Accumulated other comprehensive income                                  (218)               (288)
Retained earnings                                                      4,117               3,733
---------------------------------------------------------------------------------------------------
                                                                       5,306               4,773
Less 25 and 26 shares of treasury stock, at cost                         826                 845
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,480               3,928
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   10,661           $  10,103
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                              Six Months
                                                                             Ended June 30
                                                                     ------------------------------
                                                                          2001           2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $    491        $    339
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations                                         (261)           (260)
Depreciation, depletion and amortization                                     258             249
Provision for deferred income taxes                                           50              38
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              26              (1)
Accounting change                                                             (1)              -
Accrued special charges                                                       (6)            (24)
Other non-cash items                                                          20              66
Other changes, net of non-cash items:
Receivables and unbilled work                                               (346)           (579)
Inventories                                                                 (145)            (33)
Accounts payable                                                              79              12
Other working capital, net                                                    42             (30)
Other operating activities                                                   137             (52)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                   344            (275)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (344)           (190)
Sales of property, plant and equipment                                        39              36
(Acquisitions) dispositions of businesses, net                              (139)            (12)
Other investing activities                                                    (8)            (21)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (452)           (187)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                              (9)           (305)
(Repayments) borrowings of short-term debt, net                             (854)            (66)
Payments of dividends to shareholders                                       (107)           (111)
Proceeds from exercises of stock options                                      24              57
Payments to reacquire common stock                                            (8)             (6)
Other financing activities                                                    (3)              -
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (957)           (431)
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (12)            (14)
Net cash flows from discontinued operations                                1,174             804
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                   97            (103)
Cash and cash equivalents at beginning of period                             231             466
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    328        $    363
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     16        $     65
Income taxes                                                            $    145        $    130
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $     18        $     90
Liabilities disposed of in dispositions of businesses                   $    430        $    498

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:
         - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2000 Annual Report on Form 10-K. Prior period amounts have been reclassified to be consistent with the current presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of June 30, 2001, the results of our operations for the three and six months ended June 30, 2001 and 2000 and our cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 2001 and 2000 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         We have two business segments - Energy Services Group and Engineering and Construction Group. Our segments are organized around the products and services provided to our customers. During the fourth quarter of 2000, we announced restructuring plans to combine engineering, construction, fabrication and project management operations into one company, Kellogg Brown & Root, reporting as our Engineering and Construction Group. This restructuring resulted in some activities moving from the Energy Services Group to the Engineering and Construction Group, effective January 1, 2001. Prior periods have been restated for this change.
         The following table presents revenues and operating income by business segment on a comparable basis.

                                                Three Months                Six Months
                                               Ended June 30               Ended June 30
                                          -------------------------    ----------------------
Millions of dollars                          2001         2000            2001       2000
---------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $ 2,214      $ 1,615         $  4,245    $ 3,038
Engineering and Construction Group           1,125        1,253            2,238      2,689
---------------------------------------------------------------------------------------------
Total                                      $ 3,339      $ 2,868         $  6,483    $ 5,727
=============================================================================================

Operating income:
Energy Services Group                      $   267      $   113         $    467    $   162
Engineering and Construction Group              25           30               43         79
General corporate                              (20)         (17)             (40)       (34)
---------------------------------------------------------------------------------------------
Total                                      $   272      $   126         $    470    $   207
=============================================================================================

         Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
         -  Halliburton   Energy   Services  provides   oilfield  services   and
            products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description,
         - Landmark Graphics provides integrated exploration and production software information systems and professional services to the petroleum industry, and
         - Other product service lines include surface/subsea operations and large integrated engineering, procurement, and construction projects containing both surface and sub-surface components. Surface/subsea operations provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipeline services for offshore customers; pipecoating services; feasibility, conceptual and front-end engineering and design, project management, detailed engineering, maintenance, procurement, construction site management, commissioning, startup and debottlenecking of both onshore and offshore facilities.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as Kellogg Brown & Root, includes the following five product lines:
         -  Onshore    operations   comprises   engineering   and   construction
            activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants,
         - Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities,
         - Government operations provides operations, maintenance and logistics activities for government facilities and installations,
         - Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications, and
         - Asia Pacific operations, based in Australia, provides civil engineering and consulting services.

Note 3.  Acquisitions and Dispositions
         Magic Earth acquisition. In April 2001, we signed a definitive agreement to acquire Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data mining. Once the transaction is completed, Magic Earth will become our wholly owned subsidiary and a part of the Energy Services Group. Under the agreement, Halliburton will issue stock valued at $100 million, subject to final purchase price adjustments, to acquire Magic Earth. The transaction is expected to be completed later this year after various regulatory and other approvals are received.
         PGS Data Management acquisition. In March 2001, Landmark Graphics acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $175 million, subject to a final working capital adjustment. Terms of the agreement also include a contract that calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We have preliminarily recorded goodwill of $155 million, subject to the final valuation of intangible assets and other costs. Goodwill, based on a 15 year life, will only be amortized through the end of 2001 in accordance with FASB Statement No. 142.

         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of up to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. In February 2001 we issued 1.0 million shares under the rights. In June 2001, we issued another 400,000 shares under the rights, leaving up to 700,000 shares to be issued. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.
         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture, WellDynamics. We received $39 million in cash as an equity equalization adjustment. The remaining assets of PES relating to completions and well intervention products have been combined with our existing completions product service line. We own 50% of WellDynamics and account for this investment using the equity method.

Note 4.  Discontinued Operations
         In 1999 the Dresser Equipment Group was comprised of six operating divisions and two joint ventures that manufactured and marketed equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 and early 2000, we sold our interests in the two joint ventures. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that the remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group.
         In January 2001, we signed a definitive agreement and closed on the sale of these businesses on April 10, 2001. As part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group, which has been renamed Dresser, Inc. In the second quarter of 2001, we recognized a preliminary pretax gain on the sale of discontinued operations of $498 million ($299 million after-tax) subject to final purchase price adjustments. Total value under the agreement was $1.55 billion less assumed liabilities that resulted in cash proceeds of $1.27 billion from the sale. In connection with the sale, we accrued certain disposition related costs, realized $68 million of noncurrent deferred income tax assets, and reduced employee compensation and benefit liabilities by $152 million for liabilities assumed by the purchaser. The employee compensation and benefit liabilities were previously included in "Employee compensation and benefits" in the condensed consolidated balance sheets.
         Gain on disposal of discontinued operations represents the gain on the sale of the remaining businesses within the Dresser Equipment Group in the second quarter of 2001 and the gain on the sale of Dresser-Rand in the first quarter of 2000.

                                                     Three Months                Six Months
Gain on Disposal of Discontinued                     Ended June 30             Ended June 30
Operations                                       ----------------------     ----------------------
Millions of dollars                                 2001       2000          2001        2000
--------------------------------------------------------------------------------------------------
Proceeds from sale, less
    intercompany settlement                       $ 1,267     $   -         $ 1,267    $   536
Net assets disposed                                  (769)        -            (769)      (180)
--------------------------------------------------------------------------------------------------
Gain before taxes                                     498         -             498        356
Income taxes                                         (199)        -            (199)      (141)
--------------------------------------------------------------------------------------------------
Gain on disposal of discontinued operations       $   299     $   -         $   299    $   215
==================================================================================================

         The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements. During the three months ended June 30, 2001, we recorded as discontinued operations a provision of $92 million as follows:
         - $90 million for liabilities less anticipated insurance recoveries for asbestos claims arising after the 1992 divestiture of INDRESCO, previously reported as discontinued operations. See Note 7.
         - $2 million for other non-engineering and construction related asbestos claims for businesses previously disposed of by Dresser Industries, Inc. which were accounted for as continuing operations in prior periods.

                                               Three Months                  Six Months
Income (loss) from Discontinued                Ended June 30                Ended June 30
Operations                                -------------------------     -----------------------
Millions of dollars                          2001         2000            2001        2000
-----------------------------------------------------------------------------------------------
Revenues                                   $    -      $   354          $   359     $   691
===============================================================================================
Operating income                           $    -      $    37          $    37     $    73
Asbestos litigation claims, net of
   insurance recoveries                       (92)           -              (92)          -
Tax benefit (expense)                          32          (14)              17         (28)
-----------------------------------------------------------------------------------------------
Net income (loss)                          $  (60)     $    23          $   (38)    $    45
===============================================================================================

Net Assets of Discontinued Operations                  December 31
Millions of dollars                                       2000
--------------------------------------------------------------------
Receivables                                              $  286
Inventories                                                 255
Other current assets                                         22
Accounts payable                                           (104)
Other current liabilities                                  (161)
--------------------------------------------------------------------
Net current assets of discontinued operations            $  298
====================================================================

Net property, plant and equipment                        $  219
Goodwill, net                                               257
Other assets                                                 30
Employee compensation and benefits                         (113)
Other liabilities                                            (2)
--------------------------------------------------------------------
Net noncurrent assets of discontinued operations         $  391
====================================================================

Note 5.  Receivables
         Our receivables are generally not collateralized. With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next several months. Claims and change orders included in unbilled receivables amounted to $154 million and $113 million at June 30, 2001 and December 31, 2000, respectively.

Note 6.  Inventories
         Inventories to support continuing operations at June 30, 2001 and December 31, 2000 are composed of the following:

                                     June 30          December 31
                                 ----------------    ---------------
Millions of dollars                   2001                2000
--------------------------------------------------------------------
Finished products and parts          $ 541               $  486
Raw materials and supplies             226                  178
Work in process                         88                   59
--------------------------------------------------------------------
Total                                $ 855               $  723
====================================================================

         Inventories on the last-in, first-out method were $77 million at June 30, 2001 and $66 million at December 31, 2000. If the average cost method had been used, total inventories would have been about $29 million higher than reported at June 30, 2001 and $28 million higher than reported at December 31, 2000.

Note 7.  Commitments and Contingencies
         Asbestos litigation. Since 1976, our subsidiary, Dresser Industries, Inc. and its former divisions or subsidiaries have been defending numerous lawsuits in which it is alleged that some products they manufactured contained asbestos and as a result the individual plaintiffs were injured through inhalation of asbestos fibers. Since then, we have entered into agreements with our insurance companies, to recover in whole or in part, indemnity payments, legal fees and expenses for specific categories of asbestos claims. We are negotiating with those insurance companies for coverage for the remaining categories of these claims. Because these agreements are governed by exposure dates, payment type and the product involved, the covered amount varies by claim. In addition, we have brought lawsuits against several other insurance companies to recover additional amounts related to these asbestos claims. Dresser's discussions with London-based carriers and Equitas lead us to believe that they are attempting to impose new documentation requirements on many insureds. The current coverage-in-place agreements that Dresser has with some of these carriers contains specific but different documentation requirements. We believe that any new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable.
         Our Engineering and Construction Group is also involved in asbestos claims litigation. In these lawsuits, claimants allege they have sustained injuries from the inhalation of asbestos fibers contained in some of the materials used in various construction and renovation projects involving our Kellogg Brown & Root subsidiary. Our primary insurance coverage for Kellogg
Brown & Root for the applicable years was written by Highlands Insurance Company. Highlands was a subsidiary of Halliburton Energy Services, Inc. prior to its spin-off to our shareholders in early 1996. Most claims filed against Kellogg Brown & Root allege exposure to asbestos prior to the spin-off of Highlands and are disposed of for less than the limits of the Highlands policies. We were unable, in negotiations with Highlands during 1999 and early 2000, to reach an agreement on the amount of insurance coverage Highlands is obligated to provide for these claims. On April 5, 2000, Highlands filed a lawsuit in Delaware Chancery Court alleging that, as part of the spin-off in 1996, Halliburton assumed liability for all asbestos claims filed against Halliburton after the spin-off. Highlands also alleged that Halliburton did not adequately disclose to Highlands the existence of Halliburton's subsidiaries' potential asbestos liability. On August 23, 2000, Highlands issued a letter denying coverage under the policies based on its assertions in the Delaware lawsuit. We believe that Highlands is contractually obligated to provide insurance coverage for asbestos claims filed against Kellogg Brown & Root and we are asserting our right to insurance coverage vigorously. On April 24, 2000, Halliburton filed a lawsuit against Highlands in Harris County, Texas, claiming that Highlands breached its contractual obligation to provide insurance coverage. We have asked the Texas court to order Highlands to provide coverage for asbestos claims under the guaranteed cost policies issued by Highlands to Kellogg Brown & Root. This lawsuit is stayed pending resolution of the Delaware litigation.
         On March 21, 2001 the Delaware Chancery Court ruled that Highlands was not obligated to provide insurance coverage for asbestos claims filed against Kellogg Brown & Root. The court ruled that the agreements entered into by Highlands and Halliburton at the time of the spin-off terminated the policies previously written by Highlands that would otherwise have covered these claims. This ruling, if it is not reversed on appeal, would eliminate our primary insurance covering asbestos claims against Kellogg Brown & Root for periods prior to the spin-off. We and our legal counsel, Vinson & Elkins L.L.P., believe, however, that the court's ruling is wrong. We are in the process of appealing the ruling to the Delaware Supreme Court, which will hear oral argument on September 17, 2001. It may be early 2002 before the Delaware Supreme Court rules on our appeal. Vinson & Elkins has rendered an opinion to us that it is very likely that the ruling of the Chancery Court will be reversed because the ruling clearly contravenes the provisions of the applicable agreements between Highlands and Halliburton. Vinson & Elkins has also opined to us that it is likely that we will ultimately prevail in this litigation.

         Since 1976, approximately 327,000 asbestos claims have been filed against us in regards to the above claims. About 30,000 of these claims relate to Brown & Root, now part of Kellogg Brown & Root. The balance of these claims relate to former Dresser divisions and subsidiaries or other Halliburton entities. Approximately 182,000 of these claims have been settled or disposed of at a gross cost of approximately $138 million, with recoveries from insurance companies paying or expected to pay all but approximately $37 million. Asbestos claims continue to be filed against us, with about 45,000 claims filed in 2000 and about 46,000 filed in the first two quarters of 2001. At June 30, 2001, there were about 145,000 open asbestos claims asserted against us, including about 24,000 associated with insurance recoveries we expect to collect from Highlands. This number of open claims compares with approximately 117,000 open claims at the end of 2000. Open claims at June 30, 2001 also include 13,000 claims for which settlements are pending.
          We have accrued reserves for our estimate of our liability for known asbestos claims that have been asserted against us. Our estimate of the cost of resolving asserted asbestos claims is based on our historical litigation experience, our prior completed settlements and our estimate of amounts we will recover from insurance companies. Our estimate of recoveries from insurance companies, other than Highlands Insurance Company, is based on agreements we have with a number of insurance companies, or in those instances in which agreements are still in negotiation or in litigation, our estimate of our ultimate recovery from insurance companies. We believe that the insurance companies with which we have signed agreements will be able to meet their share of future obligations under these agreements.
         Highlands parent company, Highlands Insurance Group, Inc., has stated in its SEC filings that, if Highlands is ultimately required to pay asbestos claims asserted against Kellogg Brown & Root, the payments could have a material adverse impact on its financial position. Highlands has reported that its statutory capital surplus was $131.3 million as of March 31, 2001, up from $127.4 million at the end of the year 2000, and down from $166.7 million at the end of 1999. On April 3, 2001, Standard & Poor's announced that it had lowered its financial strength rating on Highlands and its affiliates to `BBpi' to reflect uncertainty regarding the adequacy of their capitalization and liquidity. On April 20, 2001 A.M. Best, a leading insurance rating agency, downgraded Highlands and its affiliates to "B" (Fair) from "B++" (Very Good) to reflect concerns about the group's capitalization adequacy and poor operating results. Although we do not know the extent of the impact of these developments on Highlands, we believe that Highlands still has the ability to pay substantially all of the asbestos claims at issue in the pending litigation, assuming the litigation is successfully concluded in our favor.
         Harbison-Walker Asbestos Claims
         Our subsidiary, Dresser Industries, Inc., acquired Harbison-Walker Refractories Company in 1967. After the acquisition, Dresser operated the refractory business as a division. In 1992, Dresser placed the refractory business and several other businesses in a subsidiary, INDRESCO, Inc., and spun-off INDRESCO to Dresser's shareholders as a new publicly held company. In conjunction with the spin-off, Dresser and Harbison-Walker, then called INDRESCO, entered into an agreement, which allocated between them responsibility for asbestos claims related to the refractory business. Dresser agreed to retain claims filed prior to the spin-off. Harbison-Walker agreed to assume claims filed after the spin-off and to indemnify and defend Dresser from those claims. They also agreed that Harbison-Walker would have access to substantial amounts of Dresser's insurance coverage. This insurance would reimburse Harbison-Walker for defense costs and indemnity payments incurred defending the asbestos claims Harbison-Walker assumed. This insurance requires Harbison-Walker to first pay defense and indemnity costs and then seek reimbursement. This insurance, which includes policies issued by more than 20 different insurance carriers, including the Lloyds-related Equitas, also covers other types of claims against Dresser, including asbestos claims from other former Dresser businesses.
         Subsequent  to the  spin-off, INDRESCO formed  a  new holding  company,
Global Industrial Technologies, Inc. and changed INDRESCO's name to Harbison-Walker Refractories Company, leaving it as a subsidiary of Global. At the end of 1999, RHI AG, an Austrian company, acquired Global.

         In June 2001, Harbison-Walker informed Dresser that it was unable to pay a large number of asbestos claims settlements it had negotiated with plaintiffs. Harbison-Walker requested that Dresser provide it with financial assistance to pay these settlements. Since receiving its request, we have conducted an investigation of the status of the asbestos claims assumed by Harbison-Walker. We believe that at June 30, 2001, Harbison-Walker was defending approximately 112,000 open claims it assumed under the 1992 agreement, including approximately 35,000 new refractory related claims which were filed during the first half of this year, many of which name Dresser as a defendant based on its prior ownership of the refractory business. Based upon information we developed, including our own experience managing asbestos claims and our analysis of Harbison-Walker's claims management, we have estimated our exposure on these open claims. Harbison-Walker's average historical claim settlements have been significantly higher than we have experienced with our similar refractory claim settlements. In addition, Harbison-Walker appears to have entered into settlements of 47,000 to 52,000 additional claims for an aggregate amount that may exceed $320 million. Harbison-Walker has historically recovered more than 90% of their asbestos claims settlements through their insurance coverage. None of the above Harbison-Walker claims have been included in previous asbestos claims reported by Halliburton due to our reliance on Harbison-Walker's defense and indemnity obligations under the 1992 spin-off agreement.
         Based on its request for assistance, we believe that Harbison-Walker does not have the financial ability to comply with its defense and indemnity requirements under the 1992 spin-off agreement. Dresser's discussions with some of the insurance carriers obligated to provide coverage for these claims indicate that it is likely that they will refuse to pay Harbison-Walker's existing settlements. In addition, Equitas and other London-based insurance carriers have notified Harbison-Walker and Dresser that they will attempt to impose new documentation requirements on reimbursement claims made on this insurance. The current coverage-in-place agreement that Dresser and Harbison-Walker have with these carriers contains specific but different documentation requirements. We believe that any new documentation requirements are inconsistent with the current coverage-in-place agreement and are unenforceable.
         Based on our investigation, Dresser has decided that it will not provide financial assistance to Harbison-Walker to pay the settlements Harbison-Walker has negotiated but is unable to pay. Dresser has also decided that it will not relieve Harbison-Walker of its obligations under the 1992 agreement. We believe that Harbison-Walker is no longer able to provide and is not providing Dresser with an adequate defense and indemnity as required under the 1992 agreement. As a result, Dresser will separately and aggressively assert its own defense of those claims that name Dresser as a defendant, including any new claims.
         On August 2, 2001, Harbison-Walker filed a lawsuit in the District Court of Jefferson County, Texas alleging that Dresser and Halliburton breached, among other things, provisions of the 1992 spin-off agreement and the coverage-in-place agreements as well as commercially disparaged Harbison-Walker and tortiously interfered with its contractual relationships. Harbison-Walker's lawsuit bases these allegations on the press releases issued by Halliburton on June 28, 2001 and July 25, 2001.
         We believe that these allegations are without merit and will vigorously defend against them. On August 7, 2001, Dresser and Halliburton filed a Motion to Compel Arbitration in the Jefferson County action based on the arbitration provision contained in the 1992 spin-off agreement. In our motion, we asked the Court to dismiss Harbison-Walker's lawsuit and order the parties to arbitrate all of the disputes arising out of the interpretation and implementation of the spin-off agreement.
         Also on August 7, 2001, Dresser filed a lawsuit, in the United States District Court for the Northern District of Texas, against Harbison-Walker's parent company, RHI AG, an Austrian corporation, Harbison-Walker's affiliates, and Dresser's insurance companies. In this lawsuit, Dresser alleges that:
         - Harbison-Walker, in concert with its affiliates and agents, fraudulently billed Dresser's historic general liability insurers for asbestos-related costs that Harbison-Walker had yet to pay;
         - Harbison, its affiliates and agents have violated federal mail fraud and money laundering statutes, and thus, have violated the Racketeer Influenced Corrupt Organizations Act, commonly referred to as a RICO action; and
         - The actions of Harbison-Walker, its affiliates and agents constitute common law conversion and conspiracy.

         Finally, Dresser also seeks a declaratory judgment that the amounts these insurance companies improperly paid to Harbison-Walker in response to the fraudulent billings do not erode the insurance coverage available to Dresser for its asbestos-related liabilities.
         Also on August 7, 2001, Dresser filed a comprehensive insurance coverage lawsuit, in the District Court of Dallas County, Texas, against its historic general liability insurers. Dresser seeks, among other relief, a declaratory judgment that Dresser is entitled to insurance coverage for all of its asbestos-related liabilities arising out of its pre-November 1, 1985 operations or the operations of its predecessors acquired prior to November 1, 1985. Dresser filed this lawsuit to further protect its insurance coverage asset in light of several developments including:
         -  Harbison-Walker's    attempt   to   improperly    access   insurance
            coverage; and
         - London-based insurers' lawsuits against other unrelated policyholders seeking to unilaterally and improperly modify existing coverage-in-place agreements.
         Summary
         Based on our analysis of the believed number of current claims pending against Harbison-Walker and our experience with our other asbestos claims, we recorded as discontinued operations in the 2001 second quarter an accrual of $92 million ($60 million, after tax) for potential liabilities for open and settled asbestos claims at June 30, 2001.

Discontinued Operations Asbestos Reserve                              June 30
Millions of dollars                                                     2001
---------------------------------------------------------------------------------
Harbison-Walker open claims liability                                  $  576
Estimated insurance recoveries - Harbison-Walker                         (518)
Harbison-Walker settled but not paid liability                             32
Dresser Industries, Inc. claims on disposed businesses                     14
Estimated insurance recoveries - Dresser Industries, Inc.                 (12)
---------------------------------------------------------------------------------
Asbestos claims in discontinued operations, net of insurance           $   92
=================================================================================

         A  summary   of  our  reserves  for   all   open  asbestos  claims  and
corresponding estimated insurance recoveries, including the above, is as follows:

                                                      June 30           December 31
                                                   ---------------    ----------------
Millions of dollars                                     2001               2000
--------------------------------------------------------------------------------------
Asbestos litigation claims                             $ 699               $  80

Estimated insurance recoveries:
    Highlands Insurance Company                          (37)                (39)
    Other insurance carriers                            (538)                (12)
--------------------------------------------------------------------------------------
        Insurance for asbestos litigation claims        (575)                (51)

--------------------------------------------------------------------------------------
Net liability for known open asbestos claims           $ 124               $  29
======================================================================================

         The above are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims.
         In addition to the above, accounts receivable include amounts we expect to collect from Highlands Insurance Company of $20 million for payments we already have made on asbestos claims. If our appeal of the Chancery Court's ruling in the Highlands litigation is ultimately unsuccessful, we will be unable to collect this $20 million as well as the $37 million estimated recovery from Highlands. This may have a material adverse impact on the results of our operations and our financial position at that time.

         Accounts receivable for billings to other insurance carriers for payments made on asbestos claims were $11 million at June 30, 200l and $13 million at December 31, 2000.
         The uncertainties of asbestos litigation, resolution of the newly filed Harbison-Walker and insurance litigation, and the possibility that a series of adverse court rulings or new legislation affecting the asbestos claims litigation or settlement process make it difficult to accurately predict and could materially impact the resolution of our asbestos claims. Subject to this difficulty, however, and based upon:
         -  our historical experience with similar claims;
         -  the  time  elapsed  since   Dresser  and  its  former  divisions  or
            subsidiaries discontinued sale of products containing asbestos;
         -  the  time  elapsed   since  Kellogg  Brown  &  Root  used  materials
            containing asbestos in any construction process;
         -  our understanding of  the facts and circumstances  that gave rise to asbestos claims; and
         -  our estimate of amounts we will recover from insurance companies, we believe that the known open asbestos claims asserted against us will be resolved without a material adverse effect on our financial position or results of operations.
         Fort Ord litigation. Brown & Root Services, now operating as Kellogg Brown & Root, is a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. Brown & Root Services has denied the allegations and is preparing to defend itself at trial. Further proceedings in this civil lawsuit have been stayed while the investigation referred to in the next paragraph is ongoing. We believe that it is remote that this civil litigation will result in any material amount of damages being assessed against us, although the cost of our defense could well exceed $1 million before the matter is brought to a conclusion.
         Although in 1998 the United States Department of Justice declined to join this litigation, it has advised us that Brown & Root Services is the target of a federal grand jury investigation regarding the contract administration issues raised in the civil litigation. Brown & Root Services has been served with grand jury subpoenas, which required the production of documents relating to the Fort Ord contract and similar contracts at other locations. We have also been informed that several current and former employees will be called to testify before the grand jury. We have retained independent counsel for these employees. We are cooperating in this investigation. The United States Department of Justice has not made any specific allegations against Brown & Root Services.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under United States federal law and comparable state laws. Kellogg Brown & Root is one of nine PRP's named at the Tri-State Mining District "Superfund" Site, also known as the Jasper County "Superfund" Site. Based on our negotiations with federal regulatory authorities and our evaluation of our responsibility for remediation at small portions of this site, we do not believe we will be compelled to make expenditures which will have a material adverse effect on our financial position or results of operations. However, the United States Department of the Interior and the State of Missouri have indicated that they might make a separate claim against Kellogg Brown & Root for natural resource damages. Discussions with them have not been concluded and we are unable to make a judgement about the amount of damages they may seek.

         We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
         During the second quarter of 2001, we accrued $15 million for environmental matters related to liabilities retained on properties included in the sale of Dresser Equipment Group. Our accrued liabilities for environmental matters were $49 million as of June 30, 2001 and $31 million as of December 31, 2000.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or our results of operations.

Note 8.  Income Per Share

                                                            Three Months                     Six Months
                                                            Ended June 30                  Ended June 30
Millions of dollars and shares except                ----------------------------    ---------------------------
per share data                                           2001          2000              2001          2000
----------------------------------------------------------------------------------------------------------------
Income from continuing operations before
     accounting change                                $    143      $     52          $    229      $     79
================================================================================================================
Basic weighted average shares                              427           444               427           443
Effect of common stock equivalents                           3             5                 3             4
----------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                            430           449               430           447
================================================================================================================

Income per common share from continuing
     operations before accounting change:
Basic                                                 $   0.34      $   0.12          $   0.54      $   0.18
================================================================================================================
Diluted                                               $   0.33      $   0.12          $   0.53      $   0.18
================================================================================================================

Income from discontinued operations:
Basic                                                 $   0.56      $   0.05          $   0.61      $   0.59
================================================================================================================
Diluted                                               $   0.56      $   0.05          $   0.61      $   0.58
================================================================================================================

         Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Included in the computation of diluted income per share are the outstanding rights issued in connection with the PES acquisition of up to 2.1 million shares of Halliburton common stock. See
Note 3. Excluded from the computation of diluted income per share are options to purchase 1.9 million and 1.0 million shares of common stock which were outstanding during the three months ended June 30, 2001 and June 30, 2000, respectively. Also excluded from the computation of diluted income per share are options to purchase 2.1 million and 1.3 million shares of common stock which were outstanding during the six months ended June 30, 2001 and June 30, 2000, respectively. These options were outstanding during these respective periods, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 9.  Comprehensive Income
         The components of other comprehensive income adjustments to net income include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains or (losses) on investments and derivatives.

                                                             Three Months                     Six Months
                                                             Ended June 30                   Ended June 30
                                                      ----------------------------    ----------------------------
Millions of dollars                                       2001           2000             2001          2000
------------------------------------------------------------------------------------------------------------------
Net income                                                $ 382        $   75           $  491         $ 339
Cumulative translation adjustment, net of tax                (4)          (40)             (46)          (50)
Less reclassification adjustment for (gains)
     included in net income                                 102             -              102           (11)
Adjustment to minimum pension liability                      12             -               12             -
Unrealized gains on investments and derivatives               4             -                2             -
------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                $ 496        $   35           $  561         $ 278
==================================================================================================================

         Accumulated other comprehensive income at June 30, 2001 and December 31, 2000 consisted of the following:

                                                                June 30           December 31
                                                             ---------------     ---------------
Millions of dollars                                               2001                2000
------------------------------------------------------------------------------------------------
Cumulative translation adjustment                               $ (219)             $ (275)
Minimum pension liability                                            -                 (12)
Unrealized gains (losses) on investments and derivatives             1                  (1)
------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income                    $ (218)             $ (288)
================================================================================================

Note 10. Engineering and Construction Reorganization
         As a result of the reorganization of our engineering and construction businesses, we took actions in the fourth quarter of 2000 to reduce our cost structure including asset related charges of $20 million and personnel related charges of $16 million. Asset related write-offs of equipment, engineering reference designs and capitalized software were all completed by December 31, 2000. Personnel related payments of $11 million have been made and the elimination of approximately 30 senior management positions is substantially complete. We expect remaining payments under severance arrangements to be completed during 2001.

Note 11. Dresser Financial Information
         Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included in Dresser and its subsidiaries. In August 2000, the Securities and Exchange Commission released revised rules governing the financial statements of guarantors and issuers of guaranteed registered securities. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

                  Condensed Consolidating Statements of Income
                           Quarter ended June 30, 2001
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,339            $ 170        $  525         $  (695)        $ 3,339
Cost of revenues                               (2,966)               -             -               -          (2,966)
General and administrative                       (101)               -             -               -            (101)
Interest expense                                  (16)              (8)          (10)              -             (34)
Interest income                                     5                3            29             (31)              6
Other, net                                         10              125           (17)           (119)             (1)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            271              290           527            (845)            243
Provision for income taxes                        (99)              (4)            5               -             (98)
Minority interest in net income of
    subsidiaries                                   (2)               -             -               -              (2)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 170              286           532            (845)            143
Income from discontinued operations                 -              239             -               -             239
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     170            $ 525        $  532         $  (845)        $   382
=======================================================================================================================


                  Condensed Consolidating Statements of Income
                           Quarter ended June 30, 2000
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   2,868            $  96        $  119         $  (215)        $ 2,868
Cost of revenues                               (2,665)               -             -               -          (2,665)
General and administrative                        (77)               -             -               -             (77)
Interest expense                                  (10)             (14)           (9)              -             (33)
Interest income                                     3               36            15             (51)              3
Other, net                                         (2)               -            (1)              -              (3)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            117              118           124            (266)             93
Provision for income taxes                        (39)               1             2               -             (36)
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  73              119           126            (266)             52
Income from discontinued operations                23                -             -               -              23
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $      96            $ 119        $  126         $  (266)        $    75
=======================================================================================================================

                  Condensed Consolidating Statements of Income
                         Six Months ended June 30, 2001
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                $   6,483            $ 306        $  673          $  (979)       $ 6,483
Cost of revenues                                 (5,821)               -             -                -         (5,821)
General and administrative                         (192)               -             -                -           (192)
Interest expense                                    (21)             (17)          (44)               1            (81)
Interest income                                       9                6            29              (34)            10
Other, net                                           (1)             146            (4)            (145)            (4)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest and
    accounting change                               457              441           654           (1,157)           395
Provision for income taxes                         (167)              (7)           15                -           (159)
Minority interest in net income of
    subsidiaries                                     (7)               -             -                -             (7)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before accounting change                        283              434           669           (1,157)           229
Income from discontinued operations                  22              239             -                -            261
Cumulative effect of accounting change, net           1                -             -                -              1
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $     306            $ 673        $  669          $(1,157)       $   491
=========================================================================================================================


                  Condensed Consolidating Statements of Income
                         Six Months ended June 30, 2000
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   5,727            $ 169        $  425         $  (594)        $ 5,727
Cost of revenues                               (5,360)               -             -               -          (5,360)
General and administrative                       (160)               -             -               -            (160)
Interest expense                                  (14)             (27)          (25)              -             (66)
Interest income                                    10               65            29             (94)             10
Other, net                                         (6)               -            (1)              -              (7)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            197              207           428            (688)            144
Provision for income taxes                        (64)               3             5               -             (56)
Minority interest in net income of
    subsidiaries                                   (9)               -             -               -              (9)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 124              210           433            (688)             79
Income from discontinued operations                45              215             -               -             260
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     169            $ 425        $  433         $  (688)        $   339
=======================================================================================================================

                     Condensed Consolidating Balance Sheets
                                  June 30, 2001
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     166           $     6       $   156       $      -         $   328
Receivables:
Notes and accounts receivable, net              1,556             1,693             -              -           3,249
Unbilled work on uncompleted contracts            959                 -             2              -             961
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               2,515             1,693             2              -           4,210
Inventories                                       855                 -             -              -             855
Other current assets                              461                 1             5              -             467
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            3,997             1,700           163              -           5,860
Property, plant and equipment, net              2,483                 -             -              -           2,483
Equity in and advances to
    unconsolidated affiliates                     457                43             -              -             500
Intercompany receivable from
    consolidated affiliates                         -                 -         2,638         (2,638)              -
Equity in and advances to
    consolidated affiliates                         -             5,351         3,182         (8,533)              -
Goodwill, net                                     523                85             -              -             608
Insurance for asbestos litigation claims           57               518             -                            575
Other assets                                      585                37            13              -             635
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   8,102           $ 7,734       $ 5,996       $(11,171)        $10,661
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     796           $    58       $   702       $      -         $ 1,556
Other current liabilities                       1,539               219            43              -           1,801
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,335               277           745              -           3,357
Long-term debt                                    200               439           400              -           1,039
Intercompany payable from
    consolidated affiliates                      (585)            3,223             -         (2,638)              -
Asbestos litigation claims                         90               609             -                            699
Other liabilities                                 955                 4            83              -           1,042
Minority interest in consolidated
    subsidiaries                                   44                 -             -              -              44
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,039             4,552         1,228         (2,638)          6,181
Shareholders' equity:
Common shares                                     391                 -         1,138           (391)          1,138
Other shareholders' equity                      4,672             3,182         3,630         (8,142)          3,342
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,063             3,182         4,768         (8,533)          4,480
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   8,102           $ 7,734       $ 5,996       $(11,171)        $10,661
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
=======================================================================================================================

                Condensed Consolidating Statements of Cash Flows
                         Six Months ended June 30, 2001
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     251          $    46       $    47       $      -          $   344
Capital expenditures                              (344)               -             -              -             (344)
Sales of property, plant and equipment              39                -             -              -               39
Other investing activities                        (147)               -         1,032         (1,032)            (147)
Payments on long-term borrowings                    (4)              (5)            -              -               (9)
Borrowings (repayments) of
    short-term debt, net                           (18)               -          (836)             -             (854)
Payments of dividends to shareholders                -                -          (107)             -             (107)
Proceeds from exercises of stock options             -                -            24              -               24
Payments to reacquire common stock                   -                             (8)             -               (8)
Other financing activities                         185           (1,220)            -          1,032               (3)
Effect of exchange rate on cash                    (12)               -             -              -              (12)
Net cash flows from discontinued
    operations                                       -            1,174             -              -            1,174
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents  $     (50)         $    (5)      $   152       $      -          $    97
========================================================================================================================


                Condensed Consolidating Statements of Cash Flows
                         Six Months ended June 30, 2000
                                                                Dresser
                                            Non-issuer/       Industries,    Halliburton                  Consolidated
                                           Non-guarantor         Inc.         Company     Consolidating   Halliburton
Millions of dollars                        Subsidiaries        (Issuer)     (Guarantor)    Adjustments      Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (291)         $    27       $   (11)      $      -          $  (275)
Capital expenditures                             (190)               -             -              -             (190)
Sales of property, plant and equipment             36                -             -              -               36
Other investing activities                        (33)               -            87            (87)             (33)
Payments on long-term borrowings                   (5)            (300)            -              -             (305)
Borrowings (repayments) of
    short-term debt, net                           28                -           (94)             -              (66)
Payments of dividends to shareholders               -                -          (111)             -             (111)
Proceeds from exercises of stock options            -                -            57              -               57
Payments to reacquire common stock                  -                -            (6)             -               (6)
Other financing activities                       (330)             243             -             87                -
Effect of exchange rate on cash                   (14)               -             -              -              (14)
Net cash flows from discontinued
    operations                                    804                -             -              -              804
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents $       5          $   (30)      $   (78)      $      -          $  (103)
=======================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -  factors and risks that impact our business;
         - why our earnings and expenses for the second quarter of 2001 differ from the second quarter of 2000;
         - why our earnings and expenses for the first six months of 2001 differ from the first six months of 2000;
         -  factors that impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
         Our continuing business is organized around two business segments:
         -  Energy Services Group; and
         -  Engineering and Construction Group.
         The results of Dresser Equipment Group are reported as discontinued operations.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discreet and integrated products and services to the petroleum industry, and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities, to large oil and gas companies. These services and products are used throughout the energy industry, from earliest phases of exploration and development of oil and gas reserves through the refining and distribution process.
          The industries we serve are highly competitive with many substantial competitors for each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, expropriation or other governmental actions, exchange controls or currency devaluation may result in the increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Spending on exploration and production activities and investments in capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels within our two business segments. Based on industry surveys, 2001 capital spending by our customers for oil and gas exploration and production is estimated to increase by at least 20% compared to 2000. Through the first six months of 2001, this increased spending has contributed to higher levels of worldwide drilling activity.
         Drilling activity increases in North America, primarily related to demand for natural gas, has generated much of the growth in demand for our products and services during 2001. Despite recent volatility in crude oil and United States natural gas prices, and speculation about future supply and demand imbalances, we expect average activity levels within North America in 2001 to be higher than 2000. Internationally, sustained strong crude oil prices have resulted in steadily increasing levels of capital spending and drilling, primarily by major oil and gas companies, including national oil companies. Generally, international oil and gas field development projects, particularly deepwater projects in West Africa and Brazil, have longer lead times, economics based on longer-term commodity prices, and are less likely to be delayed due to fluctuating short-term prices. We anticipate improvements in rig activity outside North America through the end of 2001 to benefit our Energy Services Group operations. In addition we expect our engineering and construction backlog to benefit later this year from projects in the process of contract finalization and increased bid activity on new and previously delayed projects.
         Over the longer-term, we expect increased global demand for oil and natural gas, additional spending to replace depleting reserves and continued technological advances in our products and services to provide growth opportunities for our products and services.

         Energy Services Group
         High natural gas and crude oil prices during the first half of 2001 have contributed to increased demand for the products and services provided by the Energy Services Group. Activity has been highest in the United States, reflecting primarily the increased levels of drilling for natural gas. The rotary rig count in the United States continued to increase and averaged 1,188 rigs in the first half of 2001, an increase of 47% over the average for the first half of 2000. Despite recent volatility in natural gas prices, Henry Hub gas prices for the first six months of 2001 averaged $5.51/MCF, well above the $3.08/MCF average for the first half of 2000. Higher activity levels have increased our equipment and personnel utilization, resulting in increased profitability and pricing strength, particularly within the United States. Crude oil prices, another business indicator, remained strong throughout the first half of 2001, with West Texas Intermediate averaging nearly $29 per barrel, which is basically flat with the first six-month average in 2000. While some uncertainty exists in the United States about natural gas and crude oil prices, we expect activity to remain at strong levels through the third quarter of 2001. Future spending by our customers will become clearer as they begin to prepare their capital budgets for 2002 and as visibility of future oil and gas prices improves during the second half of 2001.
         The turnaround in international rig activity continued through the first half of 2001, with the average rig count at 737 rigs working compared to an average of 602 in the first six-month period of 2000, an increase of 22%. Compared to the second quarter of 2000, revenues for the Energy Services Group were higher across all geographic areas. These increases reflect both the strong demand for our products and services within the United States as well as the continued increases in exploration and production spending elsewhere by our customers. In the short-term, we expect the Energy Services Group to provide continued growth in both revenues and earnings in the United States and internationally, especially in the North Sea, Latin America, and the Middle East.
         Engineering and Construction Group
         Our Engineering and Construction Group has not yet benefited from the positive factors which provided opportunities for growth in the Energy Services Group. While both segments provide products and services to many of the same customers, oilfield service activities have been first to benefit from the increased activity levels. The downturn in the energy industry that began in 1998 led our customers to severely curtail many large engineering and construction projects during 2000 and into 2001. During this time, a series of mergers and consolidations among our major customers also reduced our customers' levels of investment in refining and distribution facilities as they evaluated existing capacities. Due to the lack of opportunities existing throughout 2000, combined with an extremely competitive global engineering and construction environment, we restructured our Engineering and Construction Group in late 2000 and the first quarter of 2001. Engineering, construction, fabrication and project management capabilities are now part of one operating company - Kellogg Brown & Root. This flatter, more responsive organization is now positioned to benefit from the expected increases in engineering and construction project spending. Based upon our technologies and proven capabilities on complex projects, combined with recent and pending project awards and increasing levels of bid activity, we are optimistic about our financial performance continuing to improve later this year and as we move into 2002. In addition, we also see emerging engineering and construction project opportunities in liquefied natural gas, gas-to-liquids, and deepwater production. Growth opportunities exist to provide additional support services to governmental agencies in the United States and other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000
----------------------------------------------

Second Quarter of 2001 Compared with the Second Quarter of 2000

                                                Second Quarter
REVENUES                                  ----------------------------      Increase
Millions of dollars                           2001           2000          (decrease)
---------------------------------------------------------------------------------------
Energy Services Group                       $ 2,214       $ 1,615            $  599
Engineering and Construction Group            1,125         1,253              (128)
---------------------------------------------------------------------------------------
Total revenues                              $ 3,339       $ 2,868            $  471
=======================================================================================

         Consolidated revenues in the second quarter of 2001 of $3.3 billion increased $471 million, or 16%, compared to the second quarter of 2000. International revenues were 60% of total revenues for the second quarter of 2001 and 67% in the second quarter of 2000.
         Energy Services Group revenues were $2.2 billion for the second quarter of 2001, an increase of 37% over the second quarter of 2000. International revenues were 55% of total revenues in the second quarter of 2001 as compared to 63% in the second quarter of 2000. North America benefited from higher rig counts and gas prices, increased equipment utilization and pricing improvements. Our oilfield services product service line revenue of $1.8 billion increased 40% year-over-year. Pressure pumping, which represents almost 50% of that revenue, achieved revenue growth of 48% while drilling fluids and drilling services increased 41% and 39%, respectively. Revenues from the remaining oilfield product service lines also showed substantial increases year-over-year. Geographically, North America oilfield services revenues increased 58%, while Latin America and Europe/Africa revenues increased 33% and 24%, respectively. Oilfield services revenues in the Middle East and Asia Pacific both rose by approximately 13%. Particularly strong revenue improvements were reported in Russia, Venezuela, Egypt, Brazil, United Kingdom, Nigeria, and Indonesia. Revenues for the remainder of the segment increased $100 million over the second quarter of 2000 with the largest increase attributable to a major project in Brazil that began in late 2000. Integrated exploration and production information systems revenues increased 25% for the second quarter as compared to the second quarter of 2000 reflecting the positive impact of the data management acquisition. Activity in our surface/subsea operations was basically flat year-over-year.
         Engineering and Construction Group revenues were $128 million, or 10%, lower in the second quarter of 2001 compared to the second quarter of 2000. About 69% of the segment's revenues were from international activities as compared to 72% in the second quarter last year. Decreases in revenues were mostly attributable to the completion of large onshore projects that have not been replaced with new projects. Our customers have continued to delay major projects in the downstream sector and focus on maintaining existing facilities. This focus contributed to the 18% increase in revenues from our operations and maintenance product line revenues year-over-year. Revenues from the government services product line were 5% higher for the second quarter of 2001 as compared to the second quarter in 2000 with increases in ship refitting in the United Kingdom and management and engineering. Increases in the government operations product line were partially offset by a $36 million decrease in a logistical support contract in the Balkans which has progressed from the construction phase to the sustainment phase over the past 12 months.

                                               Second Quarter
OPERATING INCOME                          --------------------------      Increase
Millions of dollars                          2001          2000          (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $  267        $ 113            $ 154
Engineering and Construction Group              25           30               (5)
General corporate                              (20)         (17)              (3)
-------------------------------------------------------------------------------------
Total operating income                      $  272        $ 126            $ 146
=====================================================================================

         Consolidated operating income of $272 million was 116% higher in the second quarter of 2001 compared to the second quarter of 2000.
         Energy Services Group operating income for the second quarter of 2001 more than doubled compared to the second quarter of 2000. Oilfield services product service lines operating income increased by $169 million, or 172%, year-over-year due to higher equipment and personnel use combined with improved pricing. Operating income increased over 150% in our pressure pumping, logging, drill bits, and drilling services businesses. All oilfield services' geographic regions had significant increases in operating income, particularly in North America where operating income rose 126% reflecting pricing improvements and higher activity levels. Operating income for the remainder of the segment declined by $15 million. Increased operating income from our major project in Brazil was offset by lower utilization and activity levels in our surface/subsea product service line. The second quarter of 2000 also benefited from the impact of a $4 million favorable resolution of a royalty issue in our integrated exploration and production information systems business.

         Engineering and Construction Group operating income for the second quarter of 2001 decreased by $5 million from the same period in 2000 on lower revenues. Operating margins were basically flat year-over-year.
         General  corporate expense  for the  second quarter  of  2001  was  $20 million.

NONOPERATING ITEMS
         Interest expense of $34 million for the second quarter of 2001 increased $1 million compared to the second quarter of 2000.
         Interest income was $6 million in the second quarter of 2001, an increase from the second quarter of 2000 interest income of $3 million.
         Foreign exchange losses, net were $1 million in the current year quarter compared to $3 million in the prior year second quarter.
         Provision for income taxes of $98 million resulted in an effective tax rate of 40.3%, up slightly from the second quarter of 2000 rate of 38.7%.
         Income from continuing operations was $143 million in the second quarter of 2001 compared to $52 million in the prior year quarter.
         Income (loss) from discontinued operations was ($60) million for the second quarter of 2001 as compared to $23 million for the second quarter of 2000. Loss from discontinued operations for the current year quarter represents $90 million, before tax, of accrued expenses related to asbestos claims net of insurance recoveries arising after the divestiture of INDRESCO which related to the Harbison-Walker business as well as $2 million for other Dresser Industries, Inc. non-engineering and construction asbestos claims related to businesses disposed in prior years which were previously accounted for in continuing operations. See Note 7. The second quarter of 2000 consists of the Dresser Equipment Group's net income.
         Gain on disposal of discontinued operations of $299 million after-tax or $0.70 per diluted share in 2001, resulted from the sale of our remaining businesses in the Dresser Equipment Group.
         Net income for the second quarter of 2001 was $382 million, or $0.89 per diluted share. The prior year's quarterly net income was $75 million, or $0.17 per diluted share.

First Six Months of 2001 Compared with the First Six Months of 2000

                                                  First Six Months
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2001             2000             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $  4,245         $  3,038             $  1,207
Engineering and Construction Group             2,238            2,689                 (451)
----------------------------------------------------------------------------------------------
Total revenues                              $  6,483         $  5,727             $    756
==============================================================================================

         Consolidated revenues in the first six months of 2001 of $6.5 billion increased 13% compared to the first six months of 2000. International revenues were 61% of total revenues for the first half of 2001 and 66% in the first half of 2000 as activity and pricing in the United States increased more rapidly than internationally.
         Energy Services Group revenues were higher by $1.2 billion in the first half of 2001, an increase of 40% from the first half of 2000. International revenues were 57% of total revenues for the first six months of 2001 as compared to 63% for the first six months of 2000. Revenues increased across all geographical regions and all product service lines within our oilfield services operations. This improvement was primarily due to increased activity attributable to higher rig counts. Pricing improvements in the United States also contributed to increased revenues. Revenues from our oilfield services product service lines were $3.4 billion for the first six months of 2001 compared to $2.4 billion for the first six months of 2000. Our pressure pumping business experienced growth of 47% while logging revenues grew by 55%. Other business within the oilfield services product service lines achieved growth rates of 15% to 49%. Geographically, our oilfield service's product service lines achieved a 59% growth rate in North America with significant increases internationally in Venezuela, Brazil, Russia, Norway, Egypt, and Saudi Arabia. Revenues for the remainder of the segment increased $265 million year-over-year which was primarily due to the start-up of a major project in Brazil.

         Engineering and Construction Group revenues decreased $451 million, or 17%, from the first six months of 2001 compared to the first six months of 2000. Year-over-year revenues were 14% lower in North America and decreased 18% outside North America. The decline in international revenues is mainly due to the completion of several onshore and offshore projects. Government operations product line revenues were lower by 10% due to the contract in the Balkans moving from the construction phase to the sustainment phase. As a result of our customers' focus on plant operations and maintaining existing facilities, the operations and maintenance product line increased 15% partially offsetting the revenue declines in other product lines.

                                                  First Six Months
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2001             2000             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $   467          $    162              $   305
Engineering and Construction Group               43                79                  (36)
General corporate                               (40)              (34)                  (6)
----------------------------------------------------------------------------------------------
Total operating income                      $   470          $    207              $   263
==============================================================================================

         Consolidated operating income of $470 million was 127% higher in the first six months of 2001 compared to the first six months of 2000.
         Energy Services Group operating income for the first half of 2001 increased $305 million, or 188%, as compared to the first half of 2000.
Operating income in our oilfield services product service line tripled reflecting increased activity and pricing improvements especially in the United States. Significant improvements were also made in Latin America and the Middle East. Operating income increased within all areas of the oilfield services product service lines with the most substantial increases in pressure pumping, logging, drilling services and drill bits. Operating income for the remainder of the segment decreased $2 million. Operating income decreased because the prior year included a $4 million favorable resolution of disputed royalties by our integrated exploration and production information systems and lower operating margins in our surface/subsea product service line partially offset by improved operating income from our major project in Brazil.
         Engineering and Construction Group operating income declined by $36 million from the first half of 2001 as compared to the first half of 2000. The reduction reflects lower activity levels.
         General corporate expenses for the first half of 2001 were $40 million. The increase of $6 million over the first half of 2000 is due partially to expenses incurred for the retirement of several executives earlier this year.

NONOPERATING ITEMS
         Interest expense of $81 million for the first six months of 2001 increased $15 million compared to the first six months of 2000. The increase is due to additional short-term debt incurred in the fourth quarter of 2000 and outstanding through early April, 2001. This increase in short-term debt was primarily due to repurchases of our common stock under our repurchase program and borrowings associated with the PGS Data Management acquisition. Cash received of $1.3 billion in April, 2001 from the sale of our remaining businesses within the Dresser Equipment Group was used to repay our short-term borrowings.
         Interest income was $10 million in the first six months of 2001 and was flat compared to the first six months in 2000.
         Foreign exchange losses, net were $4 million in the first six months of 2001 compared to $7 million in the first six months of 2000.
         Provision for income taxes of $159 million resulted in an effective tax rate of 40.3% for the first six months of 2001, up slightly from the rate of 38.9% for the first six months of 2000.
         Income from continuing operations was $229 million in the first six months of 2001 compared to $79 million in the first six months of 2000.

         Income (loss) from discontinued operations of ($38) million in 2001 primarily represents $90 million, before tax, of accrued expenses related to asbestos claims net of insurance recoveries arising after the divestiture of INDRESCO involving the Harbison-Walker business (see Note 7), net of income from the Dresser Equipment Group for the first quarter of 2001. Income from discontinued operations of $45 million for the first six months of 2000 is composed of net earnings from the Dresser Equipment Group.
         Gain on disposal of discontinued operations of $299 million after-tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001. For the first six months of 2000, the gain on disposal of discontinued operations of $215 million after-tax, or $0.48 per diluted share, resulted from the sale of our 51% interest in Dresser-Rand to Ingersoll-Rand in January 2000.
         Cumulative effect of accounting change, net of $1 million reflects the impact of adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net income for the first six months of 2001 was $491 million, or $1.14 per diluted share. Net income for the first six months of 2000 was $339 million, or $0.76 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the second quarter of 2001 with cash and equivalents of $328 million, an increase of $97 million from the end of 2000.
         Cash flows from operating activities provided $344 million in the first half of 2001 compared to using $275 million in the same period of 2000. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $370 million of cash in the first six months of 2001 compared to $630 million in the same period of 2000.
         Cash flows used in investing activities were $452 million in the first half of 2001 and $187 million in the same period of 2000. Capital expenditures in the first six months of 2001 were $344 million as compared to $190 million for the first six months of 2000. In March 2001 we acquired the PGS Data Management division of Petroleum Geo-Services ASA for approximately $175 million cash.
         Cash flows from financing activities used $957 million in the first six months of 2001 as compared to $431 million for the first six months of 2000. With the proceeds from the sale of the remaining businesses in Dresser Equipment Group in April 2001 and Dresser-Rand and Ingersoll-Dresser Pump in 2000, we repaid our short-term debt. We paid dividends of $107 million to our shareholders in the first six months of 2001 as compared to $111 million in the first six months of 2000. On July 12, 2001 we issued $425 million of two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were used to reduce short-term debt.
         Cash flows from discontinued operations provided $1.2 billion in the first six months of 2001 as compared to $804 million for the first six months of 2000. Cash flows for 2001 and 2000 include the proceeds from the sale of the remainder of Dresser Equipment Group of $1,267 million and Dresser-Rand and Ingersoll-Dresser Pump of $913 million, respectively.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 28% of total capitalization at June 30, 2001 compared to 40% at December 31, 2000.

ASBESTOS LITIGATION
         During the second quarter of 2001, we experienced an upward trend in the rate that new asbestos claims are filed against us. In addition, during the quarter we became aware that a former subsidiary of Dresser, Harbison-Walker Refractories Company, is failing to provide us with an adequate indemnity and defense from asbestos claims it assumed when it was spun-off by Dresser in 1992. A more complete discussion of these matters is contained in Note 7 to our Quarterly Financial Statements.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.

SHARE REPURCHASE PROGRAM
         On April 25, 2000 our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock. As of June 30, 2001 we had repurchased over 20 million shares at a cost of $759 million. No shares of common stock were repurchased during the first half of 2001 under this plan; however, we may periodically make repurchases of our common stock under this program as we deem appropriate.

ACCOUNTING CHANGES
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001.
Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the first six months of 2001 totaled $23 million.

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

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and similar expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgement based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Geopolitical and legal
         - trade restrictions and economic embargoes imposed by the United States and other countries;
         - unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;

         - operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Libya, Nigeria, and Russia;
         -  changes in foreign exchange rates;
         - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
            -  encourage  or  mandate  the  hiring  of  local  contractors;  and
            - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
         - litigation, including, for example, contract disputes, asbestos litigation, insurance litigation, and environmental litigation; and
         - environmental laws, including, for example, those that require emission performance standards for facilities;
         Weather related
         - the effects of severe weather conditions, including, for example, hurricanes and tornadoes, on operations and facilities; and
         - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
         Customers
         - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide;
         - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
         - changes in capital spending by governments for infrastructure projects of the sort that we perform;
         -  consolidation  of  customers  in  the  oil  and  gas  industry;  and
         - claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
         Industry
         -  technological and  structural changes  in  the  industries  that  we serve;
         - sudden changes in energy prices that could undermine the fundamental strength of the world economy or our customers;
         -  changes in the price of oil and natural gas, resulting from:
            - OPEC's ability to set and maintain production levels and prices for oil;
            -  the level of oil production by non-OPEC countries;
            - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
            -  the level of demand for oil and natural gas;
         -  changes in the price or the availability of commodities that we use;
         - risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in nonreimbursable costs which cause the project not to meet our expected profit margins;
         - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
         - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
            - adverse movements in foreign exchange rates, interest rates, or commodity prices, or
            - the value and time period of the derivative being different than the exposures or cash flows being hedged;

         Personnel and mergers/reorganizations/dispositions
         - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
         -  integration of acquired businesses into Halliburton, including:
            - standardizing information systems or integrating data from multiple systems;
            - maintaining uniform standards, controls, procedures and policies; and
            -  combining operations and personnel of acquired businesses with ours;
         -  effectively    reorganizing   operations    and   personnel   within
            Halliburton;
         - replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses; and
         -  successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively hedge these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our hedging is to protect our cash flows related to interest rates and sales or purchases of goods or services from market fluctuations. Our use of derivative instruments includes the following types of market risk:
         -  volatility of the currency and interest rates;
         -  time horizon of the derivative instruments;
         -  market cycles; and
         -  the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. We do not consider any of our hedging activities to be material.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At  our  Annual  Meeting   of  Stockholders  held   on  May  15,  2001,
stockholders were asked to consider and act upon:

         (1)  the election of Directors for the ensuing year,
         (2) a proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements and books and records of Halliburton for 2001,
         (3)  a stockholder proposal on work performed in Myanmar (Burma),
         (4)  a stockholder proposal on indexing executive stock options, and
         (5)  a stockholder proposal on the executive compensation system.

         The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

         (1)  Election of Directors:

              Name of Nominee                           Votes For                   Votes Withheld
              Lord Clitheroe                            353,073,550                   6,059,561
              Robert L. Crandall                        353,143,397                   5,989,714
              Kenneth T. Derr                           353,299,822                   5,833,289
              Charles J. DiBona                         353,159,817                   5,973,294
              Lawrence S. Eagleburger                   344,947,671                  14,185,440
              William R. Howell                         353,148,146                   5,984,965
              Ray L. Hunt                               300,487,137                  58,645,974
              David J. Lesar                            353,176,448                   5,956,663
              Aylwin B. Lewis                           353,144,149                   5,988,962
              J. Landis Martin                          347,909,211                  11,223,900
              Jay A. Precourt                           353,358,887                   5,774,224
              Debra L. Reed                             353,159,141                   5,973,970
              C. J. Silas                               353,286,750                   5,846,361

         (2) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors for Halliburton for the year 2001:

              Number of Votes  For                       355,558,953
              Number of Votes Against                      2,275,328
              Number of Votes Abstain                      1,298,830
              Number of Broker Non-Votes                           0

         (3)  Proposal on work performed in Myanmar(Burma):

              Number of Votes For                         32,183,611
              Number of Votes Against                    270,625,586
              Number of Votes Abstain                     13,175,536
              Number of Broker Non-Votes                  43,148,378

         (4)  Proposal on indexing executive stock options:

              Number of Votes For                         42,046,243
              Number of Votes Against                    268,952,953
              Number of Votes Abstain                      4,985,537
              Number of Broker Non-Votes                  43,148,378

         (5)  Proposal on executive compensation system:

              Number of Votes For                         24,390,208
              Number of Votes Against                    286,618,757
              Number of Votes Abstain                      4,975,768
              Number of Broker Non-Votes                  43,148,378

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits

   *  10.1    Supplemental Executive  Retirement Plan  as amended  and  restated
              effective January 1, 2001.

   *  10.2    Benefit  Restoration  Plan  as   amended  and  restated  effective
              January 1, 2001.

   *  10.3    Employment agreement.

   *  24.1    Powers of attorney for the following directors signed in May 2001:

              Kenneth T. Derr
              Aylwin B. Lewis
              Debra L. Reed

   *  24.2    Powers  of  attorney  for  Douglas L. Foshee,  Robert R. Harl  and
              Edgar J. Ortiz.

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


Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------

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

May 16, 2001                   May 15, 2001                Item 5. Other Events for a press release announcing that
                                                           shareholders have elected all thirteen nominees to the
                                                           board of directors, ratified the appointment of Arthur
                                                           Andersen LLP to audit the financial statements for the
                                                           year 2001, and voted against three shareholder
                                                           proposals.  The board of directors has declared a second
                                                           quarter dividend of 12.5 cents a share on common stock,
                                                           payable June 27, 2001 to shareholders of record at the
                                                           close of business on June 6, 2001.

June 7, 2001                   June 4, 2001                Item 5. Other Events for a press release announcing
                                                           Grandbasin as a Landmark Company.

June 29, 2001                  June 28, 2001               Item 5. Other Events for a press release announcing
                                                           Harbison-Walker Refractories Company request for
                                                           financial assistance for asbestos claims.

During the third quarter of 2001:

July 12, 2001                  July 12, 2001               Item 5. Other Events for a press release announcing the
                                                           issuance of $275 million of fixed-rate notes due August
                                                           1, 2006 and $150 million of floating notes due July 16,
                                                           2003 for a total of $425 million in medium-term notes.

July 20, 2001                  July 19, 2001               Item 5. Other Events for a press release announcing the
                                                           board of directors declared a 2001 third quarter
                                                           dividend of 12.5 cents a share payable September 27,
                                                           2001 to shareholders of record at the close of business
                                                           on September 6, 2001.

July 27, 2001                  July 25, 2001               Item 5. Other Events for a press release announcing 2001
                                                           second quarter earnings.

July 27, 2001                  July 25, 2001               Item 5. Other Events for a press release announcing
                                                           Douglas L. Foshee as executive vice president and chief
                                                           financial officer effective August 6, 2001.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                       HALLIBURTON COMPANY




Date:  August 9, 2001                  By: /s/         Gary V. Morris
                                          --------------------------------------
                                                       Gary V. Morris
                                                  Executive Vice President







                                          /s/    R. Charles Muchmore, Jr.
                                          --------------------------------------
                                                 R. Charles Muchmore, Jr.
                                            Vice President and Controller and
                                               Principal Accounting Officer