Form 10-Q
period 2001-09-30
HALLIBURTON CO
filed 2001-11-08
CIK 45012

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001

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

Common stock, par value $2.50 per share:
Outstanding at October 31, 2001 - 429,361,251

                                                 HALLIBURTON COMPANY

                                                        Index

                                                                                    Page No.
                                                                                   -----------
PART I.         FINANCIAL INFORMATION                                                 2-19

Item 1.         Financial Statements                                                   2-4

                o     Condensed Consolidated Statements of Income                        2
                o     Condensed Consolidated Balance Sheets                              3
                o     Condensed Consolidated Statements of Cash Flows                    4
                o     Notes to Quarterly Financial Statements                         5-19
                      1.   Management Representations                                    5
                      2.   Business Segment Information                                5-6
                      3.   Acquisitions and Dispositions                               6-7
                      4.   Discontinued Operations                                     7-8
                      5.   Receivables                                                   8
                      6.   Inventories                                                   8
                      7.   Commitments and Contingencies                              8-12
                      8.   Income Per Share                                             13
                      9.   Comprehensive Income                                         13
                     10.   Engineering and Construction Reorganization               13-14
                     11.   Long-Term Debt and Financial Instruments                     14
                     12.   Dresser Financial Information                             14-19

Item 2.         Management's Discussion and Analysis of Financial Condition and      20-28
                Results of Operations

Item 3.         Quantitative and Qualitative Disclosures about Market Risk              28

PART II.        OTHER INFORMATION                                                    29-30

Item 6.         Listing of Exhibits and Reports on Form 8-K

Signatures                                                                              30

Exhibits:       o     Annual Performance Pay Plan as amended and restated
                      effective January 1, 2001
                o     Performance Unit Program

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                     Three Months                Nine Months
                                                                  Ended September 30          Ended September 30
                                                               -------------------------    ------------------------
                                                                  2001         2000            2001         2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                        $   2,840    $   2,589       $   8,295    $   7,526
Sales                                                                 525          413           1,506        1,169
Equity in earnings of unconsolidated affiliates                        26           22              73           56
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $   3,391    $   3,024       $   9,874    $   8,751
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                $   2,506    $   2,410       $   7,451    $   7,094
Cost of sales                                                         449          362           1,325        1,038
General and administrative                                             94           92             286          252
Gain on sale of marine vessels                                          -          (88)              -          (88)
--------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                              $   3,049    $   2,776       $   9,062    $   8,296
------------------------------------------------------------------------------------------- ------------------------
Operating income                                                      342          248             812          455
Interest expense                                                      (34)         (38)           (115)        (104)
Interest income                                                         8            6              18           16
Foreign currency gains (losses), net                                   (2)           4              (6)          (3)
Other, net                                                              -           (1)              -           (1)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and accounting change                                  314          219             709          363
Provision for income taxes                                           (126)         (84)           (285)        (140)
Minority interest in net income of subsidiaries                        (7)          (5)            (14)         (14)
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before accounting change            181          130             410          209
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income (loss) from discontinued operations, net of tax
     (provision) benefit of $1, ($16), $18, and ($44)                  (2)          27             (40)          72
Gain on disposal of discontinued operations, net of tax
     of $0, $0, $199, and $141                                          -            -             299          215
--------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net                        (2)          27             259          287
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net                             -            -               1            -
--------------------------------------------------------------------------- ----------------------------------------
Net income                                                      $     179    $     157       $     670    $     496
====================================================================================================================

Basic income per share:
Income from continuing operations before accounting change      $    0.42    $    0.29      $     0.96    $    0.47
Income (loss) from discontinued operations                              -         0.06           (0.09)        0.16
Gain on disposal of discontinued operations                             -            -            0.70         0.49
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.42    $    0.35       $    1.57    $    1.12
====================================================================================================================

Diluted income per share:
Income from continuing operations before accounting change      $    0.42    $    0.29       $    0.95    $    0.47
Income (loss) from discontinued operations                              -         0.06           (0.09)        0.16
Gain on disposal of discontinued operations                             -            -            0.70         0.48
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $    0.42    $    0.35       $    1.56    $    1.11
====================================================================================================================

Cash dividends per share                                        $   0.125    $   0.125       $   0.375    $   0.375

Basic average common shares outstanding                               428          445            427           444
Diluted average common shares outstanding                             429          451            430           448

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                 September 30        December 31
                                                                ---------------     ---------------
                                                                     2001                2000
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      227           $     231
Receivables:
Notes and accounts receivable, net                                     3,244               3,029
Unbilled work on uncompleted contracts                                   971                 816
---------------------------------------------------------------------------------------------------
Total receivables                                                      4,215               3,845
Inventories                                                              831                 723
Current deferred income taxes                                            249                 235
Net current assets of discontinued operations                              -                 298
Other current assets                                                     265                 236
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,787               5,568
Property, plant and equipment after accumulated
     depreciation of $3,276 and $3,150                                 2,569               2,410
Equity in and advances to related companies                              476                 400
Goodwill, net                                                            592                 597
Noncurrent deferred income taxes                                         304                 340
Net noncurrent assets of discontinued operations                           -                 391
Insurance for asbestos litigation claims                                 579                  51
Other assets                                                             385                 346
---------------------------------------------------------------------------------------------------
Total assets                                                      $   10,692           $  10,103
===================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $      213           $   1,570
Current maturities of long-term debt                                       4                   8
Accounts payable                                                         899                 782
Accrued employee compensation and benefits                               313                 267
Advanced billings on uncompleted contracts                               448                 288
Deferred revenues                                                         64                  98
Income taxes payable                                                     223                 113
Other current liabilities                                                613                 700
---------------------------------------------------------------------------------------------------
Total current liabilities                                              2,777               3,826
Long-term debt                                                         1,470               1,049
Employee compensation and benefits                                       528                 662
Asbestos litigation claims                                               704                  80
Other liabilities                                                        565                 520
Minority interest in consolidated subsidiaries                            51                  38
---------------------------------------------------------------------------------------------------
Total liabilities                                                      6,095               6,175
---------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 455 and 453 shares                             1,138               1,132
Paid-in capital in excess of par value                                   333                 259
Deferred compensation                                                    (74)                (63)
Accumulated other comprehensive income                                  (200)               (288)
Retained earnings                                                      4,242               3,733
---------------------------------------------------------------------------------------------------
                                                                       5,439               4,773
Less 26 shares of treasury stock, at cost in both periods                842                 845
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,597               3,928
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   10,692           $  10,103
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                              Nine Months
                                                                          Ended September 30
                                                                     ------------------------------
                                                                          2001           2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $    670        $    496
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations                                         (259)           (287)
Depreciation, depletion and amortization                                     390             388
Provision (benefit) for deferred income taxes                                 23             (35)
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              39             (28)
Accounting change                                                             (1)              -
Accrued special charges                                                       (6)            (63)
Other non-cash items                                                          18             (66)
Other changes, net of non-cash items:
Receivables and unbilled work                                               (354)           (643)
Inventories                                                                 (135)            (47)
Accounts payable                                                             116              41
Other working capital, net                                                  (121)            151
Other operating activities                                                   176             (96)
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                   556            (189)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (568)           (367)
Sales of property, plant and equipment                                        77             181
(Acquisitions) dispositions of businesses, net                              (115)              6
Other investing activities                                                   (14)            (27)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (620)           (207)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term borrowings                                           425               -
Payments on long-term borrowings                                             (13)           (309)
(Repayments) borrowings of short-term debt, net                           (1,359)           (169)
Payments of dividends to shareholders                                       (161)           (167)
Proceeds from exercises of stock options                                      25             102
Payments to reacquire common stock                                           (33)            (24)
Other financing activities                                                    (6)             (5)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                (1,122)           (572)
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (19)            (14)
Net cash flows from discontinued operations                                1,201             826
---------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                              (4)           (156)
Cash and cash equivalents at beginning of period                             231             466
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    227        $    310
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $    118        $    114
Income taxes                                                            $    276        $    185
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $     40        $     90
Liabilities disposed of in dispositions of businesses                   $    496        $    499

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
     We employ accounting policies that are in accordance with generally accepted accounting principles in the United States. Preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect:
     o the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
     o the reported amounts of revenues and expenses during the reporting period.
 Ultimate results could differ from those estimates.
     The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2000 Annual Report on Form 10-K. Prior period amounts have been reclassified to be consistent with the current presentation.
     In our opinion, the condensed consolidated financial statements present fairly our financial position as of September 30, 2001, the results of our operations for the three and nine months ended September 30, 2001 and 2000 and our cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 2001 and 2000 may not be indicative of results for the full year.

Note 2.  Business Segment Information
     We have two business segments - Energy Services Group and Engineering and Construction Group. Our segments are organized around the products and services provided to our customers. During the fourth quarter of 2000, we announced restructuring plans to combine engineering, construction, fabrication and project management operations into one company, Kellogg Brown & Root, reporting as our Engineering and Construction Group. This restructuring resulted in some activities moving from the Energy Services Group to the Engineering and Construction Group, effective January 1, 2001. Prior periods have been restated for this change.
     The following table presents revenues and operating income by business segment on a comparable basis:

                                                Three Months                 Nine Months
                                             Ended September 30          Ended September 30
                                          -----------------------      ----------------------
Millions of dollars                          2001         2000            2001       2000
---------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $ 2,309      $ 1,736         $6,554      $ 4,774
Engineering and Construction Group           1,082        1,288          3,320        3,977
---------------------------------------------------------------------------------------------
Total                                      $ 3,391      $ 3,024         $9,874      $ 8,751
=============================================================================================

Operating income:
Energy Services Group                      $   321      $   228         $  788      $   390
Engineering and Construction Group              39           46             82          125
General corporate                              (18)         (26)           (58)         (60)
---------------------------------------------------------------------------------------------
Total                                      $   342      $   248         $  812      $   455
=============================================================================================

     Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
     o Halliburton Energy Services provides oilfield services and products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description,

     o Landmark Graphics provides integrated exploration and production software information systems and professional services to the petroleum industry, and
     o Other product service lines include surface/subsea operations and large integrated engineering, procurement, and construction projects containing both surface and sub-surface components. Surface/subsea operations provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipeline services for offshore customers; pipecoating services. In addition, these product service lines provide feasibility, conceptual and front-end engineering and design, project management, detailed engineering, maintenance, procurement, construction site management, commissioning, startup and debottlenecking of both onshore and offshore facilities.
     Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as Kellogg Brown & Root, includes the following five product lines:
     o Onshore operations comprises engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, petrochemical plants and natural gas plants,
     o Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities,
     o Government operations provides operations, maintenance and logistics activities for government facilities and installations,
     o Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications, and
     o Asia Pacific operations, based in Australia, provides civil engineering and consulting services.

Note 3.  Acquisitions and Dispositions
     Magic Earth acquisition. In April 2001, we signed a definitive agreement to acquire Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data mining. Under the agreement, Halliburton common stock valued at $100 million, subject to final purchase price adjustments, will be exchanged to acquire Magic Earth. The registration statement registering the stock to be issued to acquire Magic Earth became effective in October 2001. We expect the transaction to be completed in the fourth quarter of 2001. Magic Earth will become a wholly owned subsidiary reported within our Energy Services Group.
     PGS Data Management acquisition. In March 2001, Landmark Graphics acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $175 million. Terms of the agreement also include a final working capital adjustment by March 2002. The agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We preliminarily recorded goodwill based on a 15 year life, of $146 million, subject to the final valuation of intangible assets and other costs.
     PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of up to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. We issued
1.0 million shares in February 2001 and 400,000 shares in June 2001 under the rights. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.
     During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture, WellDynamics. We received $39 million in cash as an equity equalization adjustment. The remaining assets of PES relating to completions and well intervention products have been combined with our existing completions product service line. We own 50% of WellDynamics and account for this investment using the equity method.
     European Marine Contractors Ltd. disposition. In October 2001, we signed an agreement to sell our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture in the Energy Services Group. The sales price is $115 million in cash plus a contingent payment of up to an additional $28 million based on a formula linked to the Oil Service Index performance. Upon completion of the sale, which is subject to regulatory approvals, we expect to record a pretax gain of $90 million or $0.12 per diluted share after-tax.

Additional gains, if any, relating to the fair value of the contingent payment arrangement will be recognized at the time of the sale and adjusted based upon its fair value in future periods.
     Subsea joint venture. In October 2001, we signed a letter of intent to form a new company by combining our Halliburton Subsea business with DSND Subsea ASA, a Norwegian-based company. The new company, which plans to begin operations the first of next year, will be consolidated within the Energy Services Group. The closing of the transaction is subject to the execution of a definitive agreement, regulatory approvals and approvals by the board of directors of each party.

Note 4.  Discontinued Operations
     In 1999 the Dresser Equipment Group was comprised of six operating divisions and two joint ventures that manufactured and marketed equipment used primarily in the energy, petrochemical, power and transportation industries. In late 1999 and early 2000, we sold our interests in the two joint ventures. These joint ventures represented nearly half of the group's revenues and operating profit in 1999. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that the remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group.
     We sold these businesses on April 10, 2001. As part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group, which has been renamed Dresser, Inc. In the second quarter of 2001, we recognized a pretax gain on the sale of discontinued operations of $498 million or $299 million after-tax. Total value under the agreement was $1.55 billion, less assumed liabilities, and resulted in cash proceeds of $1.27 billion from the sale. In connection with the sale, we accrued disposition related costs, realized $68 million of noncurrent deferred income tax assets, and reduced employee compensation and benefit liabilities by $152 million for liabilities assumed by the purchaser. The employee compensation and benefit liabilities were previously included in "Employee compensation and benefits" in the condensed consolidated balance sheets.
     Gain on disposal of discontinued operations represents the gain on the sale of the remaining businesses within the Dresser Equipment Group in the second quarter of 2001 and the gain on the sale of Dresser-Rand, which was part of the Dresser Equipment Group, in the first quarter of 2000.

                                                      Nine Months
Gain on Disposal of Discontinued                  Ended September 30
Operations                                      -----------------------
Millions of dollars                                 2001       2000
-----------------------------------------------------------------------
Proceeds from sale, less
    intercompany settlement                       $ 1,267     $   536
Net assets disposed                                  (769)       (180)
-----------------------------------------------------------------------
Gain before taxes                                     498         356
Income taxes                                         (199)       (141)
-----------------------------------------------------------------------
Gain on disposal of discontinued operations       $   299     $   215
=======================================================================

     The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements. During the second and third quarter of 2001, we recorded as expense to discontinued operations $95 million, primarily $91 million, net of anticipated insurance recoveries, for asbestos claims arising after the 1992 divestiture of INDRESCO. See Note 7.

                                                Three Months                  Nine Months
Income (loss) from Discontinued              Ended September 30           Ended September 30
Operations                                -------------------------    ------------------------
Millions of dollars                          2001         2000            2001        2000
-----------------------------------------------------------------------------------------------
Revenues                                   $    -      $   346          $   359     $ 1,037
===============================================================================================
Operating income                           $    -      $    42          $    37     $   115
Other income                                    -            1                -           1
Asbestos litigation claims, net of
   insurance recoveries                        (3)           -              (95)          -
Tax benefit (expense)                           1          (16)              18         (44)
-----------------------------------------------------------------------------------------------
Net income (loss)                          $   (2)     $    27          $   (40)    $    72
===============================================================================================

     Net assets of the Dresser Equipment Group at December 31, 2000 are as follows:

                                                       December 31
Net Assets of Discontinued Operations                ---------------
Millions of dollars                                       2000
--------------------------------------------------------------------
Receivables                                             $   286
Inventories                                                 255
Other current assets                                         22
Accounts payable                                           (104)
Other current liabilities                                  (161)
--------------------------------------------------------------------
Net current assets of discontinued operations           $   298
====================================================================

Net property, plant and equipment                       $   219
Goodwill, net                                               257
Other assets                                                 30
Employee compensation and benefits                         (113)
Other liabilities                                            (2)
--------------------------------------------------------------------
Net noncurrent assets of discontinued operations        $   391
====================================================================

Note 5.  Receivables
     Our receivables are generally not collateralized. With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next several months. Claims and change orders included in unbilled receivables amounted to $170 million at September 30, 2001 and $113 million at December 31, 2000.

Note 6.  Inventories
     Inventories to support continuing operations at September 30, 2001 and December 31, 2000 are composed of the following:

                                  September 30        December 31
                                 ----------------    ---------------
Millions of dollars                   2001                2000
--------------------------------------------------------------------
Finished products and parts          $ 512               $  486
Raw materials and supplies             215                  178
Work in process                        104                   59
--------------------------------------------------------------------
Total                                $ 831               $  723
====================================================================

     Inventories on the last-in, first-out method were $56 million at September 30, 2001 and $66 million at December 31, 2000. If the average cost method had been used, total inventories would have been about $30 million higher than reported at September 30, 2001 and $28 million higher than reported at December 31, 2000.

Note 7.  Commitments and Contingencies
     Asbestos litigation. Several of our subsidiaries, particularly Dresser Industries, Inc. and Kellogg Brown & Root, Inc., are defendants in a large number of asbestos related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured by former divisions of Dresser or in materials used in construction or maintenance projects of Kellogg Brown & Root. These claims are in three general categories:
     o  Refractory claims,
     o  Other Dresser claims, and
     o  Construction claims.
Refractory Claims
     Asbestos was used in a small number of products manufactured by the refractories business of Harbison-Walker Refractories Company, which Dresser acquired in 1967. Harbison-Walker was spun-off by Dresser in 1992. At that time Harbison-Walker agreed to assume liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify Dresser from liability for those claims. Dresser retained responsibility for asbestos claims filed before the spin-off. After the spin-off, Dresser and Harbison-Walker entered into coverage-in-place agreements with a number of insurance companies. Those agreements provide both Dresser and Harbison-Walker access to the same insurance coverage to reimburse them for defense costs, settlements and court judgments they pay to resolve refractory claims. Based on our negotiations with Harbison-Walker and our investigations, we believe Harbison-Walker is no longer financially able to perform its obligation to assume liability for post spin-off refractory claims and defend Dresser from those claims. Since the claims expose Dresser to potential liability when Harbison-Walker does not provide adequate defense and indemnification, Dresser is separately asserting its own defense of refractory claims that name it as a defendant.
     Dresser and Harbison-Walker are now engaged in litigation resulting from Harbison-Walker's failure to perform its obligations under the agreement entered into at the time of the 1992 spin-off. On August 2, 2001, Harbison-Walker filed a lawsuit in Jefferson County, Texas, alleging that Dresser and Halliburton breached the spin-off agreement and the insurance coverage-in-place agreements. This lawsuit also alleges that Dresser and Halliburton commercially disparaged Harbison-Walker and tortuously interfered with various contractual relationships. We believe that these allegations are without merit and we will vigorously defend against them. On August 7, 2001, Dresser and Halliburton asked the Jefferson County court to dismiss Harbison-Walker's lawsuit and order arbitration of this dispute as required by the spin-off agreement.
     On August 7, 2001, Dresser also filed a lawsuit, in the United States District Court for the Northern District of Texas, against Harbison-Walker's parent company, RHI AG, an Austrian corporation, Harbison-Walker's affiliates, and Dresser's insurance companies. In this lawsuit, Dresser alleges that Harbison-Walker fraudulently billed Dresser's general liability insurers for asbestos-related costs that Harbison-Walker had yet to pay. Dresser further alleges Harbison-Walker, violated federal mail fraud and money laundering statutes, and the Racketeer Influenced Corrupt Organizations Act, commonly referred to as RICO. Dresser also claims that the actions of Harbison-Walker constitute common law conversion and conspiracy. Dresser is seeking a declaratory judgment that the amounts the insurance companies improperly paid to Harbison-Walker in response to the fraudulent billings do not reduce the insurance coverage available to Dresser for its asbestos-related liabilities.
     In addition, on August 7, 2001, Dresser filed a comprehensive insurance coverage lawsuit, in Dallas County, Texas, against the companies that wrote general liability insurance that covers both refractory and other asbestos claims. Dresser seeks, among other relief, a declaratory judgment that Dresser is entitled to insurance coverage for all of its asbestos-related liabilities arising out of operations before November 1, 1985. Dresser filed this lawsuit to protect its insurance coverage in light of Harbison-Walker's attempt to improperly access this insurance coverage and to challenge the actions of London-based insurers to unilaterally and improperly modify existing coverage-in-place agreements.
     As of September 30, 2001 there were approximately 7,000 open and unresolved pre-spin-off refractory claims against Dresser. In addition, we believe that there are approximately 182,000 open and unresolved post spin-off refractory claims. We also believe that approximately 100,000 of these post spin-off claims name Dresser as a defendant, including 17,000 to 25,000 claims in the process of being settled by Harbison-Walker which may become open and unresolved claims if Harbison-Walker is unable to complete the settlements. We are currently in the process of verifying the claims which named Dresser as a defendant. It is likely that Dresser will take up the defense of most of the unsettled post spin-off refractory claims in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies can access for these claims.
Other Dresser Claims
     As of September 30, 2001, there were approximately 109,000 open and unresolved claims alleging injuries from asbestos used in several other types of products formerly manufactured by Dresser. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
Construction Claims
     Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root, Inc. As of September 30, 2001, there were approximately 30,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root. A much smaller number of claims are asserted against Kellogg. A prior owner of Kellogg provides us a contractual indemnification for those claims.
     Asbestos Insurance coverage. We have insurance coverage that reimburses us for a substantial portion of the costs incurred defending against open asbestos claims. This coverage also reimburses us for a substantial portion of amounts we pay to settle claims and amounts awarded in court judgments. The coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for our subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance coverage available to us depends on the nature of the alleged exposure to asbestos and the specific subsidiary against which an asbestos claim is asserted.
Refractory Claims Insurance
     Dresser has a substantial amount of insurance coverage for refractory asbestos claims. Many of the issues relating to this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. However, recently Equitas and other London-based companies have imposed new restrictive documentation requirements on Dresser and other insureds. We believe the new requirements are part of an effort by these companies to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure. On August 7, 2001 Dresser filed a lawsuit in Dallas County, Texas against a number of these insurance companies asserting Dresser's rights under existing coverage-in-place agreements. These agreements allow Dresser to enter into settlement of claims for small amounts where we believe settlement is effective claims management without requiring claimants to produce detailed documentation to support their claims. We believe that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies Dresser has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered. Also, they continue to pay previously agreed to amounts of defense costs Dresser incurs defending refractory asbestos claims. Other Dresser Claims Insurance
     Dresser has insurance that covers other open asbestos claims against it. This coverage is provided by a number of different policies which Dresser acquired rights to access for coverage of asbestos claims when it acquired businesses from other companies. A portion of this insurance coverage is shared with an unaffiliated company that acquired other assets from the same seller. The unaffiliated company is now in Chapter 11 bankruptcy and the effect of the bankruptcy on our ability to continue to access the shared insurance is not resolved. On August 28, 2001, Dresser filed a separate lawsuit against Equitas and other London-based companies that provide some of this insurance. This lawsuit is similar to the lawsuit described under Refractory Claims Insurance above that seeks to prevent insurance companies from unilaterally modifying the terms of existing coverage-in-place agreements.
Construction Claims Insurance
     Nearly all construction asbestos claims relate to Brown & Root operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. At present Highlands is not paying any portion of the settlement or defense costs we incur for construction asbestos claims. On April 5, 2000 Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. Although we do not believe that a termination of this insurance occurred, in March 2001 the Chancery Court ruled that a termination did occur and that Highlands is not obligated to provide coverage for Brown & Root's asbestos claims. The Delaware Supreme Court heard oral arguments of our appeal of this decision on September 17, 2001. We believe the Chancery Court's decision is wrong and that the Delaware Supreme Court will reverse and return the case to the Chancery Court for a trial on the merits. We expect, based on an opinion from our outside legal counsel, to ultimately prevail in this litigation. We anticipate the Delaware Supreme Court's decision late this year or early in 2002. In addition, on April 24, 2000, we filed a lawsuit in Harris County, Texas, asserting that Highlands has breached its contractual obligations to provide coverage for asbestos claims under the policies it wrote for Brown & Root. This lawsuit is stayed pending resolution of the Delaware litigation. We are aware that Highland's financial condition has deteriorated since this litigation began. However, we believe that Highlands has the ability to reimburse us for a substantial portion of the defense, settlement and other costs we incur defending Brown & Root open asbestos claims once the Delaware litigation is successfully concluded in our favor as we expect. In the event Highlands becomes unable to pay amounts owed to us for coverage of Brown & Root open asbestos claims, we have the right to seek reimbursement from the Texas Property and Casualty Guaranty Association.
     Claims history. Since 1976 approximately 340,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated companies in total. During the third quarter of 2001 we received approximately 13,000 new claims, compared to 27,000 new claims in the second quarter and 18,000 new claims in the first quarter of this year. During the third quarter of 2001 we closed approximately 11,000 claims. The number of open claims pending against us at the end of each quarter this year and at the end of the two preceding years is as follows:

      Period Ending            Total Open Claims
--------------------------    -------------------
September 30, 2001                   146,000
June 30, 2001                        145,000
March 31, 2001                       129,000
December 31, 2000                    117,000
December 31, 1999                    107,700
=================================================

     In addition to the claims reported in the table above, at September 30, 2001 we estimate there are approximately 100,000 open and unresolved post spin-off refractory claims naming Dresser as a defendant where Harbison-Walker has failed to provide Dresser with adequate defense and indemnification. Once we have verified that Dresser is a named defendant, we plan to treat these claims as open claims.
     We manage asbestos claims to achieve settlement of valid claims for reasonable amounts. When that is not possible, we contest claims in court. Since 1976 we have resolved approximately 194,000 claims through settlements and court proceedings at a total cost of approximately $143 million. We have received or expect to receive from our insurance all but approximately $38 million of this cost, resulting in an average net cost per resolved claim of less than $200.
     Reserves for asbestos claims. We have accrued reserves for our estimate of our liability for known open asbestos claims. We do not accrue reserves for unknown claims that may be filed against us in the future. Our estimate of the cost of resolving open claims is based on our historical litigation experience, completed settlements and our estimate of amounts we will recover from insurance companies. Our estimate of recoveries from insurance companies with which we have coverage-in-place agreements, other than Highlands Insurance Company, is based on those agreements. In those instances in which agreements are still in negotiation or in litigation, our estimate is based on our expectation of our ultimate recovery from insurance companies. We believe that the insurance companies with which we have signed agreements will be able to meet their obligations under these agreements. A summary of our reserves for open claims and corresponding insurance recoveries is as follows:

                                                     September 30        December 31
                                                   ----------------    ---------------
Millions of dollars                                     2001                2000
--------------------------------------------------------------------------------------
Asbestos litigation claims                             $ 704                $ 80

Estimated insurance recoveries:
    Highlands Insurance Company                          (38)                (39)
    Other insurance carriers                            (541)                (12)
--------------------------------------------------------------------------------------
    Insurance for asbestos litigation claims            (579)                (51)

--------------------------------------------------------------------------------------
Net liability for known open asbestos claims           $ 125                $ 29
======================================================================================

     These reserves are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims.
     In addition to these asbestos reserves, our accounts receivable include $27 million we expect to collect from Highlands Insurance Company for settlements and defense costs we have already incurred for construction asbestos claims. If we are ultimately unsuccessful in the Highlands litigation, we will be unable to collect this $27 million as well as the $38 million estimated recovery from Highlands included in our asbestos reserves summarized above. If this occurs, it may have a material adverse impact on the results of our operations and our financial position at that time.
     Accounts receivable for billings to other insurance companies for payments made on asbestos claims were $13 million at September 30, 200l and December 31, 2000.

     The uncertainties of asbestos claim litigation and resolution of the litigation with insurance companies and Harbison-Walker described above make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse court rulings or new legislation affecting the asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims and our estimate of amounts we will recover from insurance, we believe that open asbestos claims will be resolved without a material adverse effect on our financial position or the results of operations.
     Fort Ord litigation. Brown & Root Services, now operating as Kellogg Brown & Root, is a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. Brown & Root Services has denied the allegations and is preparing to defend itself at trial. Further proceedings in this civil lawsuit have been stayed while the investigation referred to in the next paragraph is ongoing. We believe that it is remote that this civil litigation will result in any material amount of damages being assessed against us.
     Although in 1998 the United States Department of Justice declined to join this litigation, it has advised us that Brown & Root Services is the target of a federal grand jury investigation regarding the contract administration issues raised in the civil litigation. Brown & Root Services has been served with grand jury subpoenas, which required the production of documents relating to the Fort Ord contract and similar contracts at other locations. We are cooperating in this investigation. The United States Department of Justice has not made any specific allegations against Brown & Root Services.
     Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
     Some of our subsidiaries and former operating entities are involved as a potentially responsible party or PRP in remedial activities to clean-up several "Superfund" sites under United States federal law and comparable state laws. Kellogg Brown & Root is one of nine PRPs named at the Tri-State Mining District "Superfund" Site, also known as the Jasper County "Superfund" Site. Based on our negotiations with federal regulatory authorities and our evaluation of our responsibility for remediation at small portions of this site, we do not believe we will be compelled to make expenditures which will have a material adverse effect on our consolidated financial position or results of operations. However, the United States Department of the Interior and the State of Missouri have indicated that they might make a separate claim against Kellogg Brown & Root for natural resource damages. Discussions with them have not been concluded and we are unable to make a judgement about the amount of damages they may seek.
     We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
     During the second quarter of 2001, we accrued $15 million for environmental matters related to liabilities retained on properties included in the sale of Dresser Equipment Group. Our accrued liabilities for environmental matters were $49 million as of September 30, 2001 and $31 million as of December 31, 2000.
     Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or our results of operations.

Note 8.  Income Per Share

                                                            Three Months                    Nine Months
                                                         Ended September 30              Ended September 30
Millions of dollars and shares except                ----------------------------    ---------------------------
per share data                                           2001          2000              2001          2000
----------------------------------------------------------------------------------------------------------------
Income from continuing operations before
     accounting change                                $    181      $    130          $    410      $    209
================================================================================================================
Basic weighted average shares                              428           445               427           444
Effect of common stock equivalents                           1             6                 3             4
-------------------------------------------------------------------------------------------------- -------------
Diluted weighted average shares                            429           451               430           448
================================================================================================================

Income per common share from continuing
     operations before accounting change:
Basic                                                 $   0.42      $   0.29          $   0.96      $   0.47
================================================================================================================
Diluted                                               $   0.42      $   0.29          $   0.95      $   0.47
================================================================================================================

     Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income per share are options to purchase 8.1 million shares of common stock which were outstanding during the nine months ended September 30, 2001 and options to purchase 10.6 million shares of common stock which were outstanding during the three months ended September 30, 2001. These options were excluded because the option exercise price was greater than the average market price of the common shares.

Note 9.  Comprehensive Income
     The components of other comprehensive income adjustments to net income include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains or (losses) on investments and derivatives.

                                                             Three Months                     Nine Months
                                                          Ended September 30              Ended September 30
                                                      ----------------------------    ----------------------------
Millions of dollars                                       2001           2000             2001          2000
------------------------------------------------------------------------------------------------------------------
Net income                                                $ 179        $  157           $  670         $ 496
Cumulative translation adjustment, net of tax                20           (79)             (26)         (140)
Less reclassification adjustment for losses
     included in net income                                   -             -              102            11
--------------------------------------------------------------------------------------------------- --------------
Net cumulative translation adjustment, net of tax            20           (79)              76          (129)
Adjustment to minimum pension liability                       -             -               12             7
Unrealized gains (losses) on investments
       and derivatives                                       (2)            2                -             2
------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                $ 197        $   80           $  758         $ 376
==================================================================================================================

     Accumulated other comprehensive income at September 30, 2001 and December 31, 2000 consisted of the following:

                                                              September 30         December 31
                                                             ---------------     ---------------
Millions of dollars                                               2001                2000
------------------------------------------------------------------------------------------------
Cumulative translation adjustment                               $ (199)             $ (275)
Minimum pension liability                                            -                 (12)
Unrealized losses on investments and derivatives                    (1)                 (1)
------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income                    $ (200)             $ (288)
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

Note 11.  Long-Term Debt and Financial Instruments
     In July 2001 we issued $425 million of two and five year medium-term notes under our medium-term program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. We may redeem the 6% fixed rate medium-term notes in whole or in part at anytime at our option. The floating rate medium-term notes may not be redeemed prior to maturity. The fixed and floating rate medium-term notes do not have sinking fund requirements.
     We seek to minimize our exposure to changes in interest rates by managing our fixed rate debt to variable rate debt ratio. In August 2001 we entered into an interest rate swap on a portion of our newly issued fixed rate medium-term notes. The interest rate swap has been designated as a fair value hedge under SFAS No. 133 and accordingly, has been reflected at its fair value in "Other assets" and the hedged portion of "Long-term debt" has been recorded at fair value in the condensed consolidated balance sheets. We account for this interest rate swap using the short-cut method, as described in SFAS No. 133, and determined there was no ineffectiveness for the period ending September 30, 2001. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest expense. In October 2001 we entered into another interest rate swap agreement on our 8% senior notes.

Note 12.  Dresser Financial Information
     Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into Dresser. The majority of our operating assets and activities are now included in Dresser and its subsidiaries. In August 2000, the Securities and Exchange Commission released revised rules governing the financial statements of guarantors and issuers of guaranteed registered securities. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

                                     Condensed Consolidating Statements of Income
                                        Three Months Ended September 30, 2001
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,391            $ 209        $  197         $  (406)        $ 3,391
Cost of revenues                               (2,955)               -             -               -          (2,955)
General and administrative                        (94)               -             -               -             (94)
Interest expense                                   (9)             (10)          (15)              -             (34)
Interest income                                     7                4            14             (17)              8
Other, net                                          5               (4)           (2)             (1)             (2)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            345              199           194            (424)            314
Provision for income taxes                       (129)               -             3               -            (126)
Minority interest in net income of
    subsidiaries                                   (7)               -             -               -              (7)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 209              199           197            (424)            181
Income from discontinued operations                 -               (2)            -               -              (2)
--------------------------------------------------------------------------------------------------------------------------
Net income                                  $     209            $ 197        $  197         $  (424)        $   179
==========================================================================================================================









                                     Condensed Consolidating Statements of Income
                                        Three Months Ended September 30, 2000
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,024            $  78        $   53         $  (131)        $ 3,024
Cost of revenues                               (2,772)               -             -               -          (2,772)
General and administrative                        (92)               -             -               -             (92)
Gain on sale of marine vessels                     88                -             -               -              88
Interest expense                                 (110)              (8)          (19)             99             (38)
Interest income                                     6              (10)           15              (5)              6
Other, net                                          2               (4)            1               4               3
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            146               56            50             (33)            219
Provision for income taxes                        (90)              (3)            9               -             (84)
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  51               53            59             (33)            130
Income from discontinued operations                27                -             -               -              27
-------------------------------------------------------------------------------------------------------- -----------------
Net income                                  $      78            $  53        $   59         $   (33)        $   157
==========================================================================================================================

                                      Condensed Consolidating Statements of Income
                                          Nine Months Ended September 30, 2001
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                $   9,874            $ 515        $  870          $(1,385)       $ 9,874
Cost of revenues                                 (8,776)               -             -                -         (8,776)
General and administrative                         (286)               -             -                -           (286)
Interest expense                                    (30)             (27)          (59)               1           (115)
Interest income                                      16               10            43              (51)            18
Other, net                                            4              142            (6)            (146)            (6)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest and
    accounting change                               802              640           848           (1,581)           709
Provision for income taxes                         (296)              (7)           18                -           (285)
Minority interest in net income of
    subsidiaries                                    (14)               -             -                -            (14)
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before accounting change                        492              633           866           (1,581)           410
Income from discontinued operations                  22              237             -                -            259
Cumulative effect of accounting change, net           1                -             -                -              1
----------------------------------------------------------------------------- --------------------------------------------
Net income                                    $     515            $ 870        $  866          $(1,581)       $   670
==========================================================================================================================









                                     Condensed Consolidating Statements of Income
                                         Nine Months Ended September 30, 2000
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   8,751            $ 247        $  478         $  (725)        $ 8,751
Cost of revenues                               (8,132)               -             -               -          (8,132)
General and administrative                       (252)               -             -               -            (252)
Gain on sale of marine vessels                     88                -             -               -              88
Interest expense                                 (124)             (35)          (44)             99            (104)
Interest income                                    16               55            44             (99)             16
Other, net                                         (4)              (4)            -               4              (4)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            343              263           478            (721)            363
Provision for income taxes                       (154)               -            14               -            (140)
Minority interest in net income of
    subsidiaries                                  (14)               -             -               -             (14)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 175              263           492            (721)            209
Income from discontinued operations                72              215             -               -             287
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     247            $ 478        $  492         $  (721)        $   496
=======================================================================================================================

                                        Condensed Consolidating Balance Sheets
                                                  September 30, 2001
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     172           $     -       $    55       $      -         $   227
Receivables:
Notes and accounts receivable, net                597             2,647             -              -           3,244
Unbilled work on uncompleted contracts            971                 -             -              -             971
--------------------------------------------------------------------------------------------------------------------------
Total receivables                               1,568             2,647             -              -           4,215
Inventories                                       831                 -             -              -             831
Other current assets                              507                 1             6              -             514
--------------------------------------------------------------------------------------------------------------------------
Total current assets                            3,078             2,648            61              -           5,787
Property, plant and equipment, net              2,569                 -             -              -           2,569
Equity in and advances to
    unconsolidated affiliates                     454                22             -              -             476
Intercompany receivable from
    consolidated affiliates                     1,369                 -         2,765         (4,134)              -
Equity in and advances to
    consolidated affiliates                         -             5,292         3,171         (8,463)              -
Goodwill, net                                     507                85             -              -             592
Insurance for asbestos litigation claims          579                 -             -              -             579
Other assets                                      660                 5            24              -             689
--------------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,216           $ 8,052       $ 6,021       $(12,597)        $10,692
==========================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     881           $    56       $   179       $      -         $ 1,116
Other current liabilities                       1,372               235            54              -           1,661
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,253               291           233              -           2,777
Long-term debt                                    200               439           831              -           1,470
Intercompany payable from
    consolidated affiliates                         -             4,134             -         (4,134)              -
Asbestos litigation claims                        704                 -             -              -             704
Other liabilities                                 990                17            86              -           1,093
Minority interest in consolidated
    subsidiaries                                   51                 -             -              -              51
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                               4,198             4,881         1,150         (4,134)          6,095
Shareholders' equity:
Common shares                                     391                 -         1,138           (391)          1,138
Other shareholders' equity                      4,627             3,171         3,733         (8,072)          3,459
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,018             3,171         4,871         (8,463)          4,597
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,216           $ 8,052       $ 6,021       $(12,597)        $10,692
==========================================================================================================================

                                        Condensed Consolidating Balance Sheets
                                                  December 31, 2000
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     216           $    11       $     4       $      -         $   231
Receivables:
Notes and accounts receivable, net              2,966                63             -              -           3,029
Unbilled work on uncompleted contracts            816                 -             -              -             816
--------------------------------------------------------------------------------------------------------------------------
Total receivables                               3,782                63             -              -           3,845
Inventories                                       723                 -             -              -             723
Other current assets                              753                 1            15              -             769
--------------------------------------------------------------------------------------------------------------------------
Total current assets                            5,474                75            19              -           5,568
Property, plant and equipment, net              2,410                 -             -              -           2,410
Equity in and advances to
    unconsolidated affiliates                     258               142             -              -             400
Intercompany receivable from
    consolidated affiliates                        68                 -         2,138         (2,206)              -
Equity in and advances to
    consolidated affiliates                         -             6,558         4,220        (10,778)              -
Goodwill, net                                     510                87             -              -             597
Other assets                                    1,109                 5            14              -           1,128
--------------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,829           $ 6,867       $ 6,391       $(12,984)        $10,103
==========================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     756           $    64       $ 1,540       $      -         $ 2,360
Other current liabilities                       1,374                36            56              -           1,466
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,130               100         1,596              -           3,826
Long-term debt                                    205               444           400              -           1,049
Intercompany payable from
    consolidated affiliates                         -             2,206             -         (2,206)              -
Other liabilities                               1,118                26           118              -           1,262
Minority interest in consolidated
    subsidiaries                                   38                 -             -              -              38
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,491             2,776         2,114         (2,206)          6,175
Shareholders' equity:
Common shares                                     391                 -         1,132           (391)          1,132
Other shareholders' equity                      5,947             4,091         3,145        (10,387)          2,796
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,338             4,091         4,277        (10,778)          3,928
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,829           $ 6,867       $ 6,391       $(12,984)        $10,103
==========================================================================================================================

                                   Condensed Consolidating Statements of Cash Flows
                                         Nine Months Ended September 30, 2001
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     561          $   (25)      $    20       $      -          $   556
Capital expenditures                              (568)               -             -              -             (568)
Sales of property, plant and equipment              77                -             -              -               77
Other investing activities                        (129)               -         1,096         (1,096)            (129)
Proceeds from long-term borrowings                   -                -           425              -              425
Payments on long-term borrowings                    (8)              (5)            -              -              (13)
Borrowings (repayments) of
    short-term debt, net                             -                -        (1,359)             -           (1,359)
Payments of dividends to shareholders                -                -          (161)             -             (161)
Proceeds from exercises of stock options             -                -            25              -               25
Payments to reacquire common stock                   -                -           (33)             -              (33)
Other financing activities                          42           (1,182)           38          1,096               (6)
Effect of exchange rate on cash                    (19)               -             -              -              (19)
Net cash flows from discontinued
    operations                                       -            1,201             -              -            1,201
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents  $     (44)         $   (11)      $    51       $      -          $    (4)
==========================================================================================================================









                                   Condensed Consolidating Statements of Cash Flows
                                         Nine Months Ended September 30, 2000
                                            Non-issuer/          Dresser       Halliburton                   Consolidated
                                           Non-guarantor     Industries, Inc.    Company     Consolidating    Halliburton
Millions of dollars                        Subsidiaries         (Issuer)       (Guarantor)    Adjustments       Company
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     (220)         $    19        $    12       $      -          $  (189)
Capital expenditures                               (367)               -              -              -             (367)
Sales of property, plant and equipment              181                -              -              -              181
Other investing activities                          (21)               -             89            (89)             (21)
Payments on long-term borrowings                     (9)            (300)             -              -             (309)
Borrowings (repayments) of
    short-term debt, net                             14                -           (183)             -             (169)
Payments of dividends to shareholders                 -                -           (167)             -             (167)
Proceeds from exercises of stock optio  ns            -                -            102              -              102
Payments to reacquire common stock                    -                -            (24)             -              (24)
Other financing activities                         (395)             237             64             89               (5)
Effect of exchange rate on cash                     (14)               -              -              -              (14)
Net cash flows from discontinued
    operations                                      826                -              -              -              826
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents  $       (5)         $   (44)       $  (107)      $      -          $  (156)
==========================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
     o  factors and risks that impact our business;
     o why our earnings and expenses for the third quarter of 2001 differ from the third quarter of 2000;
     o why our earnings and expenses for the first nine months of 2001 differ from the first nine months of 2000;
     o  factors that impacted our cash flows; and
     o  other items that  materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
     Our business is organized around two business segments:
     o  Energy Services Group; and
     o  Engineering and Construction Group.
     The results of Dresser Equipment Group are reported as discontinued operations through March 31, 2001.
     We currently operate in over 100 countries throughout the world, providing a comprehensive range of discreet and integrated products and services to the petroleum industry, and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities, to large oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration and development of oil and gas reserves through the refining and distribution process.
     The industries we serve are highly competitive with many substantial competitors for each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, expropriation or other governmental actions, exchange controls or currency devaluation may result in the increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
     Halliburton Company
     Spending on exploration and production activities and investments in capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels within our two business segments. Through the first nine months of 2001, increased customer spending contributed to higher levels of worldwide drilling activity, especially gas drilling in the United States. In the latter part of the third quarter of 2001, drilling activity levels in the United States began to decline as prices for oil and natural gas decreased due to increased economic uncertainty and high gas storage levels in the United States.
     Drilling activity increases in the earlier part of the year in North America generated much of the growth in demand for our products and services through the first nine months of 2001. Softening industrial use and reduced power generation over the summer months resulted in higher gas storage levels which placed downward pressure on natural gas prices. Gas drilling activity declines followed, primarily late in the third quarter. Internationally, crude oil prices have remained at levels satisfactory to provide increasing levels of capital spending and drilling, primarily by major oil and gas companies, including national oil companies. Generally, international oil and gas field development projects, particularly deepwater projects in West Africa and Brazil, have longer lead times, economics based on longer-term commodity prices, and are less likely to be delayed due to fluctuating short-term prices.
     In the short-term, we expect gas-drilling activity in the United States to continue to decline into early 2002. The severity of the winter months in North America will be a key factor in the degree of the activity decline and timing of the eventual recovery. If prices for oil remain stable as compared to third quarter prices, we expect large deepwater projects to continue to provide opportunities. Over the longer-term, we expect increased global demand for oil and natural gas, additional spending to replace depleting reserves, and continued technological advances in our products and services to provide growth opportunities for our products and services.

     Energy Services Group
     Strong natural gas and crude oil prices during the first nine months of 2001 have contributed to increased demand for the products and services provided by the Energy Services Group. Activity has been highest in the United States, reflecting primarily the increased levels of drilling for natural gas. The rotary rig count in the United States continued to increase and averaged 1,206 rigs in the first nine months of 2001, an increase of 40% over the average for the first nine months of 2000. In the United States drilling activity for gas remained strong, posting a 44% increase over the average for the first nine months of 2000. Henry Hub gas prices for the first nine months of 2001 averaged $4.62/MCF as compared to $3.54/MCF average for the first nine months of 2000. Increases in international rig activity also continued through the first nine months of 2001, up 19% compared to the first nine-months of 2000. All geographic regions experienced higher activity levels, which increased our equipment and personnel utilization. This higher utilization resulted in better profitability and pricing strength, especially within the United States. Compared to the first nine months and third quarter of 2000, revenues for the Energy Services Group were higher across all geographic regions.
     During the latter part of the third quarter, drilling levels within the United States, primarily land-based gas rigs, began to decline. Henry Hub gas prices for the third quarter of 2001 averaged $2.84/MCF, down from $4.46/MCF in the third quarter of 2000 and $4.48/MCF in the second quarter of 2001. Crude oil prices, while down from levels earlier in the year, remained at levels contributing to continued increases in exploration and production spending internationally by our customers. Recent declines in United States rig counts and economic uncertainty within the United States will result in short-term declines in revenues and operating income within the segment. The price increases we implemented in late 2000 and throughout 2001 combined with efforts to manage costs should partially offset the efforts of lower activity levels and pressure to increase discounts. Our drilling systems and completion products have a large percentage of their business outside the United States and are also heavily involved in deepwater oil and gas developments. These product service lines are expected to remain relatively strong. The production enhancement product service line, due to its dependence on United States gas drilling, will be the most impacted by the current slow down.
     Engineering and Construction Group
     Due to the long-term nature of most major engineering and construction projects, our Engineering and Construction Group did not benefit from the positive factors which provided opportunities for growth in the Energy Services Group in the first part of 2001. While both segments provide products and services to many of the same customers, oilfield service activities, especially land-based gas drilling activity in the United States which is more short-term focused, benefited more from increased activity levels. The downturn in the energy industry that began in 1998 led our customers to severely curtail many large engineering and construction projects during 2000 and into 2001. During this time, a series of mergers and consolidations among our major customers also reduced our customers' levels of investment in refining and distribution facilities as they evaluated existing capacities. Due to the lack of opportunities existing throughout 2000, combined with an extremely competitive global engineering and construction environment, we restructured our Engineering and Construction Group in late 2000 and the first quarter of 2001. Engineering, construction, fabrication and project management capabilities are now part of one operating segment - Kellogg Brown & Root. Based upon our technologies and proven capabilities on complex projects, combined with recent and pending project awards and current levels of bid activity in both the government and non-government product service lines of the business, we are optimistic about sustaining our financial performance in the Engineering and Construction Group for the remainder of this year. In the latter part of this quarter we began to see a slowdown of the economy. We also see the potential for some projects to be cancelled or delayed by our customers which may impact activity levels next year. We see some of the best engineering and construction project opportunities in liquefied natural gas, gas-to-liquids, and deepwater production. Growth opportunities also exist to provide additional support and security services to governmental agencies in the United States and other countries, including the United Kingdom. The demand for these services is expected to grow as governments at all levels seek to control costs and improve services by outsourcing various functions.

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000
----------------------------------------------

Third Quarter of 2001 Compared with the Third Quarter of 2000

                                                 Third Quarter
REVENUES                                  ----------------------------      Increase
Millions of dollars                           2001           2000          (decrease)
---------------------------------------------------------------------------------------
Energy Services Group                       $ 2,309       $ 1,736            $  573
Engineering and Construction Group            1,082         1,288              (206)
---------------------------------------------------------------------------------------
Total revenues                              $ 3,391       $ 3,024            $  367
=======================================================================================

     Consolidated revenues in the third quarter of 2001 of $3.4 billion increased $367 million, or 12%, compared to the third quarter of 2000. International revenues were 61% of total revenues for the third quarter of 2001 and 64% in the third quarter of 2000.
     Energy Services Group revenues were $2.3 billion for the third quarter of 2001, an increase of 33% over the third quarter of 2000. International revenues were 56% of total revenues in the third quarter of 2001 compared to 58% in the third quarter of 2000. Revenues increased across all product service lines compared to the third quarter of 2000 due to higher rig activity and pricing improvements despite the recent decline in oil and natural gas prices. Our oilfield services product service line revenue of $1.8 billion in the third quarter of 2001 increased 32% over the third quarter of 2000. The pressure pumping product service line achieved revenue growth of 38% while drilling fluids and drilling services experienced revenue growth of 34% and 25%, respectively. Geographically, North America oilfield services revenue increased by almost 40% while Latin America, Middle East and Asia Pacific all increased by approximately 30%. Revenues have been slower to pick up in Europe/Africa, which increased 16%. Revenues for the balance of the segment increased $129 million over the third quarter of 2000 with the largest increase attributable to a major project in Brazil that was in start-up phase in the third quarter of last year. Integrated exploration and production information systems revenues experienced revenue growth of 26% partially due to the acquisition of PGS Data Management as well as increased software sales and professional services.
     Engineering and Construction Group revenues were $1.1 billion for the third quarter of 2001, a decrease of 16% from the third quarter of 2000. The decrease was primarily due to the completion of several large international onshore projects in the latter part of 2000 that have not yet been fully replaced with new project awards. Approximately 72% of the segment's revenue were from international activities in the third quarter of 2001 and 2000. Revenues from the government operations product service line were 8% higher with increases in activities at our shipyard in the United Kingdom, partially offset by a decrease in a logistical support contract in the Balkans, which remains in a sustainment phase.

                                                Third Quarter
OPERATING INCOME                          --------------------------     Increase
Millions of dollars                          2001          2000         (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $  321        $ 228            $  93
Engineering and Construction Group              39           46               (7)
General corporate                              (18)         (26)               8
-------------------------------------------------------------------------------------
Total operating income                      $  342        $ 248            $  94
=====================================================================================

     Consolidated operating income of $342 million was 38% higher in the third quarter of 2001 compared to the third quarter of 2000. In the third quarter of 2000, we incurred some nonrecurring items, which included the $88 million pretax gain on the sale of marine vessels, and $9 million of expense related to the previous chairman's early retirement. Excluding these items, operating income more than doubled.
     Energy Services Group operating income for the third quarter of 2001 increased 41% over the third quarter of 2000. Excluding the gain on the sale of marine vessels of $88 million in the third quarter of 2000, operating income increased 129% over the third quarter of 2000. Operating income from our oilfield services product service line increased by 135% due to higher activity levels during the quarter resulting in greater utilization of equipment and personnel and improved pricing in the United States. Operating income increased across all product service lines with pressure pumping increasing almost 140% along with substantial increases in logging and drilling services. Geographically, North America experienced profitability growth of over 75% benefiting from pricing increases implemented in late 2000 and 2001. All other international geographic regions showed significant improvements compared to the third quarter of 2000. Operating income for the remainder of the segment increased by $5 million excluding the gain on the sale of marine vessels in the third quarter of 2000. About half of this increase in operating income was in integrated exploration and production information systems which increased 40% on higher revenues and improved margins.
     Engineering and Construction Group operating income for the third quarter of 2001 declined by $7 million compared to the third quarter of 2000 on lower revenues reflecting activity levels. Operating margins in the third quarter of 2001 remained equal to the margins in the same period in the prior year despite lower revenues.
     General corporate expense decreased $8 million as the third quarter of 2000 included $9 million of expenses recorded for the early retirement of the previous chairman.

NONOPERATING ITEMS
     Interest expense of $34 million for the third quarter of 2001 decreased $4 million compared to the third quarter of 2000 due to lower average borrowings.
     Interest income was $8 million in the third quarter of 2001, an increase from the third quarter of 2000 interest income of $6 million.
     Foreign exchange gains (losses), net was a $2 million loss in the third quarter of 2001 compared to $4 million gain in the third quarter of 2000.
     Provision for income taxes of $126 million resulted in an effective tax rate of 40.1%, up from the third quarter of 2000 rate of 38.4%.
     Income from continuing operations was $181 million in the third quarter of 2001 compared to $130 million in the third quarter of 2000.
     Income (loss) from discontinued operations was a $2 million loss for the third quarter of 2001 as compared to a $27 million gain for the third quarter of 2000. The loss in the third quarter of 2001 reflects asbestos related expenses associated with previously disposed businesses. The third quarter of 2000 consists of Dresser Equipment Group's net income.
     Net income for the third quarter of 2001 was $179 million, or $0.42 per diluted share. The third quarter 2000 net income was $157 million, or $0.35 per diluted share.

First Nine Months of 2001 Compared with the First Nine Months of 2000

                                                 First Nine Months
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2001             2000             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $  6,554         $  4,774             $  1,780
Engineering and Construction Group             3,320            3,977                 (657)
----------------------------------------------------------------------------------------------
Total revenues                              $  9,874         $  8,751             $  1,123
==============================================================================================

     Consolidated revenues in the first nine months of 2001 of $9.9 billion increased 13% compared to the first nine months of 2000. International revenues were 61% of total revenues for the first nine months of 2001 and 66% in the first nine months of 2000 as activity and pricing in the United States increased more rapidly than internationally.
     Energy Services Group revenues increased by $1.8 billion, or 37%, for the first nine months of 2001 from the first nine months of 2000. International revenues were 56% of total revenues for the first nine months of 2001 as compared to 61% for the first nine months of 2000. Revenues increased across all product service lines due to higher worldwide rig counts and strong gas prices combined with pricing improvements in the United States. Oilfield service product service lines were higher by $1.4 billion for the first nine months of 2001 compared to the first nine months of 2000. Our pressure pumping business, which represents almost 50% of total oilfield service revenue, experienced revenue growth of 43% while logging and drilling fluids both increased by similar percentages. Drilling services increased over 30%. Geographically, North America revenues achieved growth of 51% and all other regions experienced revenue growth ranging from 14% to 33%. Revenues for the remainder of the segment increased by $400 million primarily due to a large multi-year project in Brazil that was in the start-up phase in the third quarter of 2000.
     Engineering and Construction Group revenues for the first nine months of 2001 decreased $657 million, or 17%, compared to the first nine months of 2000. The percentage revenue decline was about the same for North America and outside of North America. The decrease in revenues is primarily due to the completion of several large onshore and offshore projects in 2000 which have not been replaced with new awards. In addition, government operations product service line revenues from a logistical support contract in the Balkans region decreased by $113 million as the project moved from construction phase to sustainment phase in the first part of 2001. Asia/Pacific product service line revenues increased 21% for the first nine months of 2001 compared to the first nine months of 2000 due to a contract awarded in mid-2001 for the construction of a railway in Australia.

                                                  First Nine Months
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2001             2000             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $   788          $    390              $   398
Engineering and Construction Group               82               125                  (43)
General corporate                               (58)              (60)                   2
------------------------------------------------------------------------------ ---------------
Total operating income                      $   812          $    455              $   357
==============================================================================================

     Consolidated operating income of $812 million was 79% higher in the first nine months of 2001 compared to the first nine months of 2000.
     Energy Services Group operating income for the first nine months of 2001 more than doubled compared to the first nine months of 2000 which included a pretax gain on the sale of marine vessels of $88 million. Our oilfield services product service line operating income increased over $480 million, compared to the first nine months of 2000 reflecting increased activity levels and improved pricing particularly in the United States. Operating income increased over 150% in pressure pumping, logging, drill bits, and drilling services product service lines. Operating income from North America was higher by 112%, which is attributable to higher equipment utilization and improved pricing. International regions, particularly Latin America and the Middle East, made substantial improvements in operating income growth for the first nine months of 2001 compared to the first nine months of 2000. Excluding the $88 million gain on the sale of marine vessels in 2000, operating income for the remainder of the segment was about flat for the first nine months of 2001 compared to the first nine months of 2000.
     Engineering and Construction Group operating income decreased $43 million for the first nine months of 2001 compared to the first nine months of 2000. The decline reflects lower revenues and the completion of large projects in 2000 that have not been replaced with new awards.
     General corporate expenses for the first nine months of 2001 were $58 million compared to $60 million for the first nine months of 2000.

NONOPERATING ITEMS
     Interest expense of $115 million for the first nine months of 2001 increased $11 million compared to the first nine months of 2000. The increase is due to higher levels of short-term debt outstanding through April 2001. This increase in short-term debt was primarily due to repurchases of our common stock under our repurchase program and borrowings associated with the PGS Data Management acquisition. Cash proceeds of $1.27 billion in April 2001 from the sale of our remaining businesses within the Dresser Equipment Group was used to repay our short-term borrowings.
     Interest income was $18 million in the first nine months of 2001 and increased $2 million compared to the first nine months in 2000.
     Foreign exchange gains (losses), net was a $6 million loss in the first nine months of 2001 compared to a $3 million loss in the first nine months of 2000.
     Provision for income taxes of $285 million resulted in an effective tax rate of 40.2% for the first nine months of 2001, up from the rate of 38.6% for the first nine months of 2000.
     Income from continuing operations was $410 million in the first nine months of 2001 compared to $209 million in the first nine months of 2000.
     Income (loss) from discontinued operations was a $40 million net loss, or $0.09 per diluted share, in 2001, principally due to accrued expenses related to asbestos claims of disposed businesses (see Note 7). This loss was partially offset by net income from the Dresser Equipment Group of $0.05 per diluted share for the first quarter of 2001. Income from discontinued operations of $72 million, or $0.16 per diluted share, for the first nine months of 2000 is the net income from the Dresser Equipment Group.
     Gain on disposal of discontinued operations of $299 million after-tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001. For the first nine months of 2000, the gain on disposal of discontinued operations of $215 million after-tax, or $0.48 per diluted share, resulted from the sale of our 51% interest in Dresser-Rand, formerly part of the Dresser Equipment Group, in January 2000.
     Cumulative effect of accounting change, net of $1 million reflects the impact of adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under SFAS No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
     Net income for the first nine months of 2001 was $670 million, or $1.56 per diluted share. Net income for the first nine months of 2000 was $496 million, or $1.11 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
     We ended the third quarter of 2001 with cash and equivalents of $227 million, a decrease of $4 million from the end of 2000.
     Cash flows from operating activities provided $556 million in the first nine months of 2001 compared to using $189 million in the first nine months of 2000. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $494 million of cash in the first nine months of 2001 compared to $498 million in the first nine months of 2000.
     Cash flows used in investing activities were $620 million in the first nine months of 2001 and $207 million in the first nine months of 2000. Capital expenditures in the first nine months of 2001 were $568 million as compared to $367 million for the first nine months of 2000. In March 2001 we acquired the PGS Data Management division of Petroleum Geo-Services ASA for approximately $175 million cash.
     Cash flows from financing activities used $1.1 billion in the first nine months of 2001 as compared to $572 million for the first nine months of 2000. We used the proceeds from the sale of the remaining businesses in Dresser Equipment Group in April 2001, the sale of Dresser-Rand and the collection of a note from the fourth quarter of 1999 sale of Ingersoll-Dresser Pump received in early 2000 to reduce short-term debt. We paid dividends of $161 million to our shareholders in the first nine months of 2001 as compared to $167 million in the first nine months of 2000. On July 12, 2001 we issued $425 million of two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were used to reduce short-term debt. In addition, during 2001 we repurchased $25 million of common stock under our share repurchase program and $8 million from employees to settle their income tax liabilities primarily for restricted stock lapses.
     Cash flows from discontinued operations provided $1.2 billion in the first nine months of 2001 as compared to $826 million for the first nine months of 2000. Cash flows for 2001 include the proceeds from the sale of the remainder of Dresser Equipment Group of $1.3 billion. Cash flows for 2000 include $913 million of proceeds from the sales of our joint venture interests in Dresser-Rand and Ingersoll-Dresser Pump.
     Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 27% of total capitalization at September 30, 2001 compared to 40% at December 31, 2000.

ASBESTOS LITIGATION
     New asbestos claims filed against us during the third quarter of 2001 were lower than the previous two quarters. In addition, we settled about 11,000 claims during the third quarter. During the second quarter we became aware that a former subsidiary of Dresser, Harbison-Walker Refractories Company, is failing to provide us with an adequate indemnity and defense from asbestos claims it assumed when it was spun-off by Dresser in 1992. A more complete discussion of these matters is contained in Note 7 to our Quarterly Financial Statements.

ENVIRONMENTAL MATTERS
     We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.

SHARE REPURCHASE PROGRAM
     On April 25, 2000 our Board of Directors approved a plan to implement a share repurchase program for up to 44 million shares, or about 10% of our outstanding common stock. In the third quarter of 2001, we repurchased 1.2 million shares of common stock at a cost of $25 million. As of September 30, 2001 we had repurchased over 21 million shares at a cost of about $783 million under this plan.

ACCOUNTING CHANGES
     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices. Pretax amortization of goodwill for the first nine months of 2001 totaled $32 million.
     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirements Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets retirement cost. The new standard will be effective for us beginning January 1, 2003, and we are currently reviewing and evaluating the effects this standard will have on our future financial condition, results of operations, and accounting policies and practices.
     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The new standard will be effective for us beginning January 1, 2002, and we are currently reviewing and evaluating the effects this standard will have on our future financial condition, results of operations, and accounting policies and practices.

CONVERSION TO THE EURO CURRENCY
     In 1999 some member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). This action was the first step towards transition from existing national currencies to the use of the euro as a common currency. The transition period for the introduction of the euro ends June 30, 2002. Issues resulting from the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending existing contracts and processing tax and accounting records. We have been and continue to address these issues and do not expect the transition to the euro to have a material effect on our financial condition or results of operations. A majority of our operations in the Euro zone are now transacting most of their business in the euro.

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

     While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
     Geopolitical and legal
     o trade restrictions and economic embargoes imposed by the United States and other countries;
     o unsettled political conditions, war, the effects of terrorism, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
     o operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Libya, Nigeria, and Russia;
     o  changes in foreign exchange rates;
     o changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
        -  encourage or mandate the hiring of local contractors; and
        - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
     o litigation, including, for example, contract disputes, asbestos litigation, insurance litigation, and environmental litigation; and
     o environmental laws, including, for example, those that require emission performance standards for facilities;
     Weather related
     o the effects of severe weather conditions, including, for example, hurricanes and tornadoes, on operations and facilities; and
     o the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
     Customers
     o the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide;
     o changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
     o changes in capital spending by governments for infrastructure projects of the sort that we perform;
     o  consolidation of customers in the oil and gas industry; and
     o claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
     Industry
     o  technological  and structural  changes in the  industries that we serve;
     o sudden changes in energy prices that could undermine the fundamental strength of the world economy or our customers;
     o  changes in the price of oil and natural gas, resulting from:
        - OPEC's ability to set and maintain production levels and prices for oil;
        -  the level of oil production by non-OPEC countries;
        - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
        -  the level of demand for oil and natural gas;
     o  changes  in the  price or  the availability  of commodities that we use;
     o risks that result from entering into fixed fee engineering, procurement and construction projects of the types that we provide where failure to meet schedules, cost estimates or performance targets could result in nonreimbursable costs which cause the project not to meet our expected profit margins;
     o risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
     o the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
        - adverse movements in foreign exchange rates, interest rates, or commodity prices, or
        - the value and time period of the derivative being different than the exposures or cash flows being hedged;

     Personnel and mergers/reorganizations/dispositions
     o increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
     o  integration of acquired businesses into Halliburton, including:
        - standardizing information systems or integrating data from multiple systems;
        -  maintaining uniform standards, controls, procedures and policies; and
        -  combining operations and personnel of acquired businesses with ours;
     o  effectively reorganizing operations and personnel within Halliburton;
     o replacing discontinued lines of businesses with acquisitions that add value and complement our core businesses; and
     o  successful completion of planned dispositions.
     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our 10-Q, 8-K and 10-K reports to the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to interest rates and sales or purchases of goods or services from market fluctuations. Our use of derivative instruments includes the following types of market risk:
     o  volatility of the currency and interest rates;
     o  time horizon of the derivative instruments;
     o  market cycles; and
     o  the type of derivative instruments used.
     We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

   *    10.1  Annual Performance Pay  Plan as  amended  and  restated  effective
              January 1, 2001.

   *    10.2  Performance Unit Program.

              *   Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
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

During the fourth quarter of 2001:

October 19, 2001               October 18, 2001            Item 5. Other Events for a press release announcing the
                                                           signing of a letter of intent to combine Halliburton
                                                           Subsea and DSND Subsea ASA.

October 26, 2001               October 23, 2001            Item 5. Other Events for a press release announcing 2001
                                                           third quarter earnings.

October 30, 2001               October 26, 2001            Item 5. Other Events for a press release announcing the
                                                           board of directors declared a 2001 fourth quarter
                                                           dividend of 12.5 cents a share payable December 20, 2001
                                                           to shareholders of record at the close of business on
                                                           November 29, 2001.

November 6, 2001               November 1, 2001            Item 5. Other Events for a press release announcing that
                                                           Halliburton KBR, formerly Kellogg Brown & Root, has acquired
                                                           GVA Consultants AB from British Maritime Technology Limited for an undisclosed amount.

November 7, 2001               October 30, 2001            Item 5. Other Events for a press release announcing
                                                           Halliburton's dispute of asbestos claims relating to a
                                                           verdict in a Mississippi trial.

                                   SIGNATURES


     As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                       HALLIBURTON COMPANY




Date:    November 8, 2001              By: /s/     Douglas L. Foshee
     -------------------------            -----------------------------------
                                                   Douglas L. Foshee
                                              Executive Vice President and
                                                Chief Financial Officer







                                           /s/    R. Charles Muchmore, Jr.
                                           ----------------------------------
                                                  R. Charles Muchmore, Jr.
                                              Vice President and Controller and
                                                 Principal Accounting Officer