Form 10-K
period 2001-12-31
HALLIBURTON CO
filed 2002-03-12
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates on February 28, 2002, determined using the per share closing price on the New York Stock Exchange Composite tape of $16.50 on that date was approximately $7,162,000.00.

As of February 28, 2002, there were 435,613,251 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 19, 2002, are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
     General development of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers. See Note 2 to the financial statements for information related to recent acquisitions and dispositions.
     Financial information about business segments. We operate in two business segments:
          -   Energy Services Group; and
          -   Engineering and Construction Group.
     Dresser Equipment Group is presented as discontinued operations through March 31, 2001 as a result of the sale in April 2001 of its remaining businesses. See Note 4 to the financial statements for financial information about our business segments.
     Description of services and products. Our ability to mix, bundle or integrate products and services to meet the varied needs of our customers is of increasing importance in the highly competitive environment in which we operate. We believe that, based upon our customers' requirements, our future success will depend, in part, upon our ability to offer total capabilities and solutions on a global, industry-encompassing scale as well as discrete services and products. Our business strategy is focused on continuing to maintain global leadership in providing our customers discrete services, products, engineering, construction and maintenance which can be combined with our project management capabilities to provide our customers a wide range of integrated solutions. This strategy is dependent upon four key goals:
          -   technological leadership;
          -   operational excellence;
          -   innovative business relationships; and
          -   a dynamic workforce.
     We offer a broad suite of products and services through the two business segments. The following summary describes our services and products for each business segment.
     ENERGY SERVICES GROUP
     The Energy Services Group segment consists of Halliburton Energy Services, Landmark Graphics and operations through various product service lines in Surface/Subsea and major projects. This segment provides a wide range of discrete services and products, as well as integrated solutions to customers for the exploration, development and production of oil and gas. The segment serves major, national and independent oil and gas companies throughout the world.
     Halliburton Energy Services provides discrete products and services and integrated solutions ranging from the initial evaluation of producing formations to drilling, completion, production and well maintenance. Major product and service line offerings include:
          -   pressure pumping, including:
              -   cementing,
              -   production enhancement (fracturing and acidizing), and
              -   tools and testing;
          -   logging and perforating;
          -   drilling systems and services;
          -   drilling fluids systems;
          -   drill bits;
          -   completion products;
          -   integrated solutions; and
          -   reservoir description.
     Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. This is accomplished by pumping cement and chemical additives to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment and services.

     Production enhancement optimizes oil and gas reservoirs through a variety of pressure pumping services, including: fracturing and acidizing, sand control, coiled tubing, well control, nitrogen services and specialty services. These services are used to clean out a formation or to fracture formations to allow increased oil and gas production.
     Tools and testing includes tubing-conveyed perforating products and services, drill stem and other well testing tools, data acquisition services and production applications.
     Logging products and services include our Magnetic Resonance Imaging Logging (MRIL(R)), high-temperature logging, as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply medical diagnostic magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Our high temperature logging tools combine advanced electronic and mechanical tool designs, quality materials and a telemetry system to operate in high temperature and high pressure downhole environments. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
     Drilling systems and services are provided by Sperry-Sun Drilling Systems. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and related completion systems, and rig site information systems. Our drilling systems feature increased bit stability, directional control, borehole quality, lower vibration, and higher rates of penetration while drilling directional wells. In 2001 we introduced the Geo-Pilot(TM), an advanced point-the-bit rotary steerable system that expands directional drilling capabilities while reducing overall drilling costs.
     Baroid provides fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid sells products to a wide variety of industrial customers.
     Drill bits, offered by Security DBS, include roller cone rock bits, fixed cutter bits, coring equipment and services, and other downhole tools used to drill wells.
     Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, well control services, and slickline equipment and services.
     Integrated solutions provides value-added oilfield project management and solutions to independent, integrated, and national oil companies. Integrated solutions enhance field deliverability and maximize the customer's return on investment. These services leverage all Halliburton Energy Services product service lines and technologies as well as overall project management capabilities.
     Reservoir   description   is  composed  of  two  groups  -  geoscience  and
engineering, and computed products. The geoscience and engineering group provides a comprehensive suite of products including opportunity assessment, reservoir characterization, field development planning, production enhancement, reservoir surveillance, and reservoir management. The computed products group provides interpretation for wellbore imaging, waveform sonics, cement evaluation, production, and a variety of open and cased-hole information evaluation logs. By combining reservoir description with field service capabilities and technology, Halliburton Energy Services provides complete reservoir solutions.
     Landmark Graphics is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark's software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs to achieve optimal business and technical decisions in exploration, development and production activities. Landmark's broad range of professional services enable our worldwide customers to optimize technical, business and decision processes. Data management services provides efficient storage, browsing and retrieval of large volumes of exploration and petroleum data. The products and services offered by Landmark integrate data workflows and operational processes across disciplines including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
     Surface/Subsea and major projects product service lines provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipeline services for offshore customers; pipecoating services; feasibility, conceptual and front-end engineering and design, detailed engineering, procurement, construction site management, commissioning, start-up and debottlenecking of both onshore and offshore facilities;

and large integrated engineering, procurement, and construction projects containing both surface and sub-surface components.
     ENGINEERING AND CONSTRUCTION GROUP
     The Engineering and Construction Group segment, operating as Halliburton KBR, provides a wide range of services to energy and industrial customers and government entities worldwide.
     Halliburton KBR includes the following five product lines:
          - Onshore operations comprises engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants;
          - Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
          - Government operations provides operations, maintenance and logistics activities for government facilities and installations;
          - Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications; and
          - Asia Pacific operations, based in Australia, provides civil engineering and consulting services.
     Markets and competition. We are one of the world's largest diversified energy services and engineering and construction services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price, service (including the ability to deliver services and products on an "as needed, where needed" basis), product quality, warranty and technical proficiency. While we provide a wide range of discrete services and products, a number of customers have indicated a preference for integrated services and solutions. In the case of the Energy Services Group, integrated services and solutions relate to all phases of exploration, development and production of oil, natural gas and natural gas liquids. In the case of the Engineering and Construction Group, integrated services and solutions relate to all phases of design, procurement, construction, project management and maintenance of facilities primarily for energy and government customers. Demand for these types of integrated services and solutions is based primarily upon quality of service, technical proficiency, price and value created.
     We conduct business worldwide in over 100 countries. Since the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Generally, our services and products are marketed through our own servicing and sales organizations. A small percentage of sales of the Energy Service Group's products is made through supply stores and third-party representatives.
     Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, expropriation or other governmental actions, and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. Information regarding our exposures to foreign currency fluctuations, risk concentration, and financial instruments used to minimize risk is included on pages 23 and 24 under the caption "Financial Instrument Market Risk" and in Note 16 to the financial statements.
     Customers and backlog. Our revenues from continuing operations during the past three years were mainly derived from the sale of products and services to the energy industry. Sales of products and services to the energy industry in 2001 represented 85% of revenues from continuing operations compared to 84% in 2000 and 83% in 1999. The following schedule summarizes the backlog from continuing operations of engineering and construction projects at December 31, 2001 and 2000:

Millions of dollars                                 2001          2000
-----------------------------------------------------------------------------
Firm orders                                      $  8,118      $  7,652
Government orders firm but not yet funded,
   letters of intent and contracts awarded but
   not signed                                       1,794         1,751
-----------------------------------------------------------------------------
 Total                                           $  9,912      $  9,403
=============================================================================

     We estimate that 52% of the total backlog existing at December 31, 2001 will be completed during 2002. Approximately 45% of total backlog relates to fixed-price contracts with the remaining 55% relating to cost reimbursable contracts. For contracts which are not for a specific amount, backlog is estimated as follows:
          - operations and maintenance contracts which cover multiple years are included in backlog based upon a rolling estimate of the work to be provided over the next twelve months; and
          - government contracts which cover a broad scope of work up to a maximum value are included in backlog at the estimated amount of work to be completed under the contract based upon periodic consultation with the customer.
     For projects where we act as project manager, we only include our scope of each project in backlog. For projects related to unconsolidated joint ventures, we only include our percentage ownership of each joint venture's backlog. Our backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark. Backlog does not indicate what future operating results will be because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
     Raw materials. Raw materials essential to our business are normally readily available. Where we are dependent on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in supply.
     Research, development and patents. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Information relating to our expenditures for research and development is included in Note 1 and Note 4 to the financial statements.
     We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed under patents owned by others. We do not consider a particular patent or group of patents to be material to our business operations.
     Seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographical locations of our operations serve to mitigate these. Examples of how weather can impact our business include:
          - the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;
          - the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
          -   typhoons  and  hurricanes  can  disrupt  offshore  operations; and
          - severe weather during the winter months normally results in reduced activity levels in the North Sea.
     Employees. At December 31, 2001, we employed approximately 85,000 people worldwide compared to 93,000 at December 31, 2000, which included about 9,000 related to discontinued operations.
     Environmental regulation. We are subject to various environmental laws and regulations. Compliance with these requirements has not substantially increased capital expenditures, adversely affected our competitive position or materially affected our earnings. We do not anticipate any material adverse effects in the foreseeable future as a result of existing environmental laws and regulations. See Note 9 to the financial statements.

Item 2. Properties.
     We own or lease numerous properties in domestic and foreign locations. The following locations represent our major facilities:

                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Energy Services Group
North America
Duncan, Oklahoma                        Owned        603,000    Four locations which include manufacturing capacity
                                                                totaling 442,000 square feet.  The manufacturing
                                                                facility is the main manufacturing site for the
                                                                cementing, fracturing and acidizing equipment used
                                                                by our pressure pumping product service line.
                                                                Duncan facilities also include a technology and
                                                                research center, training facility, administrative
                                                                offices, and warehousing.

Houston, Texas                          Owned        690,000    Two suburban campus locations.  One campus is on 89
                                                                acres consisting of office, training, test well,
                                                                warehouse, manufacturing and laboratory facilities.
                                                                The manufacturing facility, which occupies 115,000
                                                                square feet, produces highly specialized down hole
                                                                equipment for our logging and drilling systems
                                                                product service lines.  The other campus is a
                                                                manufacturing facility with limited office,
                                                                laboratory and warehouse space that primarily
                                                                produces fixed cutter drill bits.

Houston, Texas                          Owned        593,000    A campus facility that is the home office for the
                                                                Energy Services Group.

Carrollton, Texas                       Owned        792,000    Manufacturing facility including warehouses,
                                                                engineering and sales, testing, training and
                                                                research.  The manufacturing plant produces
                                                                equipment for the completion products product
                                                                service line including surface and sub-surface
                                                                safety valves and packer assemblies.

Dallas, Texas                           Owned        352,000    Manufacturing facility includes office, laboratory
                                                                and warehouse space that primarily produces roller
                                                                cone drill bits.

Alvarado, Texas                         Owned        238,000    Manufacturing facility including some office and
                                                                warehouse space.  The manufacturing facility
                                                                produces perforating products and exploratory and
                                                                formation evaluation tools for the tools, testing
                                                                and tubing conveyed perforating and logging product
                                                                service lines.

Panama City, Florida                    Leased       180,000    Manufacturing facility including office and
                                                                warehouse/storage space, that produces flexible pipe
                                                                used in our Surface/Subsea product service lines.


                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Europe/Africa
Manchester, United Kingdom              Owned        244,000    Primarily a manufacturing facility which produces
                                                                positive displacement pumps and processing units for
                                                                use in general industry, wastewater and oilfield
                                                                applications.

Newcastle, United Kingdom               Owned        453,000    Manufacturing facility including office and
                                        Leased        11,000    warehouse/storage space, that produces flexible pipe
                                                                used in our Surface/Subsea product service lines.

Arbroath, United Kingdom                Owned        119,000    Manufacturing site that produces equipment for the
                                                                completions products product service line.

Aberdeen, United Kingdom                Owned      1,216,000    A total of 26 sites including 866,000 square feet of
                                        Leased       365,000    manufacturing capacity used by various product
                                                                service lines.

Tananger, Norway                        Leased       319,000    Service center with workshops, testing facilities,
                                                                warehousing and office facilities supporting the
                                                                Norwegian North Sea operations.

Asia Pacific
Singapore                               Owned        102,000    A manufacturing facility that produces surface and
                                                                subsurface safety valves and packer assemblies for
                                                                the completions products product service line.

Engineering and Construction Group
North America
Houston, Texas                          Leased       851,000    Engineering and project support center, as well as
                                                                the home office of Halliburton KBR which occupies 34
                                                                full floors in 2 office buildings.  One of these
                                                                buildings is owned by a joint venture in which we
                                                                have a 50% ownership.

Europe/Africa
Leatherhead, United Kingdom             Owned        226,000    Engineering and project support center on 55 acres
                                                                in suburban London.

Corporate
North America
Houston, Texas                          Owned      1,017,000    A campus facility occupying 135 acres utilized
                                                                primarily for administrative and support personnel.
                                                                Approximately 221,000 square feet is dedicated to
                                                                warehousing and construction equipment maintenance
                                                                and storage facilities.

Dallas, Texas                           Leased        26,000    Office facilities for our corporate headquarters.

     We have two idle manufacturing facilities that we own in Longview, Texas with 151,000 square feet. These facilities were written down to fair market value in our 1998 special charge.

     In addition, we have 153 international and 125 domestic field camps from which Halliburton Energy Services delivers its products and services. We also have numerous small facilities which include sales offices, project offices and bulk storage facilities throughout the world. We own or lease marine fabrication facilities covering approximately 761 acres in Texas, England and Scotland.
     We have mineral rights to proven and prospective reserves of barite and bentonite. These rights include leaseholds, mining claims and property owned in fee. Based on the number of tons of each of the above minerals consumed in fiscal year 2001, we estimate our proven reserves are sufficient for operations for the foreseeable future.
     All properties that we currently occupy are deemed suitable for their intended use.
     We have office space in Dallas, Texas totaling 80,000 square feet that is fully sublet.

Item 3. Legal Proceedings.
     Information relating to various commitments and contingencies is described in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant.

     The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2002, along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Jerry H. Blurton          Vice President and Treasurer, since July 1996
     (Age 57)

     Margaret E. Carriere      Vice President - Human Resources, since September 2000
     (Age 50)                  Vice President and Secretary of Halliburton Energy Services, Inc., February 2000
                                 to August 2000
                               Law Department Manager of Integration & Development of Halliburton
                                 Energy Services, Inc., October 1998 to February 2000
                               Region Chief Counsel (London) Europe/Africa Law Department of Halliburton
                                 Energy Services, Inc., May 1994 to September 1998

*    Lester L. Coleman         Executive Vice President and General Counsel, since May 1993
     (Age 59)

*    Douglas L. Foshee         Executive Vice President and Chief Financial Officer, since August 2001
     (Age 42)                  Chairman, President and CEO of Nuevo Energy Company, July 1997 to May 2001
                               President and CEO of Torch Energy Advisors, Inc., May 1995 to July 1997

*    Robert R. Harl            Chief Executive Officer of Kellogg Brown & Root, Inc., since March 2001
     (Age 51)                  President of Kellogg Brown & Root, Inc., since October 2000
                               Vice President of Kellogg Brown & Root, Inc., March 1999 to October 2000
                               Chief Executive Officer and President of Brown & Root Energy Services Division
                                 of Kellogg Brown & Root, Inc., April 2000 to February 2001
                               Chief Executive Officer of Brown & Root Services Division of Kellogg Brown &
                                 Root, Inc., January 1999 to April 2000
                               Chief Executive Officer and President of Brown & Root Services Corporation,
                                 November 1996 to January 1999
                               Vice President of Brown & Root, Inc., July 1989 to July 1998

     Robert F. Heinemann       Vice President and Chief Technology Officer, since February 2000
     (Age 48)                  Vice President of Mobil Technology Company and General Manager of
                                 Mobil Exploration and Producing Technical Center, 1997 to February 2000
                               Manager of Surface Engineering and Upstream Strategic Research of Mobil
                                 Technology Company, 1996 to 1997

     Arthur D. Huffman         Vice President and Chief Information Officer, since August 2000
     (Age 49)                  Chief Information Officer of Group Air Liquide, 1997 to August 2000
                               Vice President - Information Technology of Air Liquide America Corporation,
                                 1995 to 1997




Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
*    David J. Lesar            Chairman of the Board, President and Chief Executive Officer, since August 2000
     (Age 48)                  Director of Registrant, since August 2000
                               President and Chief Operating Officer, May 1997 to August 2000
                               Executive Vice President and Chief Financial Officer, August 1995 to May 1997
                               Chairman of the Board of Kellogg Brown & Root, Inc., January 1999 to August 2000
                               President and Chief Executive Officer of Brown & Root, Inc., September 1996 to
                                 December 1998

*    Gary V. Morris            Executive Vice President, since August 2001
     (Age 48)                  Executive Vice President and Chief Financial Officer, May 1997 to August 2001
                               Senior Vice President - Finance, February 1997 to May 1997
                               Senior Vice President, May 1996 to February 1997

     R. Charles Muchmore, Jr.  Vice President and Controller, since August 1996
     (Age 48)

*    Edgar Ortiz               Chief Executive Officer and President of Energy Services Group,
     (Age 59)                    since April 2000
                               Executive Vice President of Halliburton Energy Services, Inc., since June 2000
                               Senior Vice President of Halliburton Energy Services, Inc., December 1997 to
                                 June 2000
                               Vice President of Halliburton Energy Services, Inc., February 1997 to
                                 December 1997
                               President of Halliburton Energy Services Division of Halliburton Energy
                                 Services, Inc., November 1997 to March 2000
                               Senior Vice President - Global Operations of Halliburton Energy Services
                                 Division of Halliburton Energy Services, Inc., April 1997 to November 1997
                               Vice President - Latin America Region of Halliburton Energy Services
                                 Division of Halliburton Energy Services, Inc., October 1994 to April 1997




















* Members of the Policy Committee of the registrant.
There are no family relationships between the executive officers of the registrant.

PART II

Item 5. Market  for  the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.
     Halliburton Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to market prices of common stock and quarterly dividend payment is included under the caption "Quarterly Data and Market Price Information" on pages 72 and 73 of this annual report. Cash dividends on common stock for 2001 and 2000 were paid in March, June, September, and December of each year. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the board of directors and will depend upon, among other things:
          -   future earnings;
          -   general financial condition and liquidity;
          -   success in business activities;
          -   capital requirements; and
          -   general business conditions.
     At December 31, 2001, there were approximately 25,100 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
     Information relating to selected financial data is included on pages 69 through 71 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Information relating to management's discussion and analysis of financial condition and results of operations is included on pages 13 through 27 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in management's discussion and analysis of financial condition and results of operations under the caption "Financial Instrument Market Risk" on pages 23 and 24 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                               Page No.
Responsibility for Financial Reporting                                                                             28
Report of Arthur Andersen LLP, Independent Public Accountants                                                      29
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                             30
Consolidated Balance Sheets at December 31, 2001 and 2000                                                          31
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999            32-33
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                         34
Notes to Annual Financial Statements                                                                            35-68
  1.     Significant Accounting Policies                                                                        35-37
  2.     Acquisitions and Dispositions                                                                          37-38
  3.     Discontinued Operations                                                                                38-39
  4.     Business Segment Information                                                                           39-42
  5.     Inventories                                                                                               42
  6.     Property, Plant and Equipment                                                                             42
  7.     Related Companies                                                                                      42-43
  8.     Lines of Credit, Notes Payable and Long-Term Debt                                                      43-44
  9.     Commitments and Contingencies                                                                          44-50
 10.     Income Per Share                                                                                          51
 11.     Engineering and Construction Reorganization                                                            51-52
 12.     Change in Accounting Method                                                                               52
 13.     Income Taxes                                                                                           53-54
 14.     Common Stock                                                                                           55-57
 15.     Series A Junior Participating Preferred Stock                                                             57
 16.     Financial Instruments and Risk Management                                                              57-58
 17.     Retirement Plans                                                                                       58-62
 18.     Dresser Industries, Inc. Financial Information                                                         62-68
Quarterly Data and Market Price Information (Unaudited)                                                         72-73

     The related financial statement schedules are included under Part IV, Item 14 of this annual report.

Item 9. Changes  in  and  Disagreements  with  Accountants   on  Accounting  and
Financial Disclosure.
     None.

                               HALLIBURTON COMPANY
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
          -   factors and risks that impact our business;
          - why our earnings and expenses for the year 2001 differ from 2000 and why our earnings and expenses for 2000 differ from 1999;
          -   capital expenditures;
          -   factors that impacted our cash flows; and
          - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT

     Our business is organized around two business segments:
          -   Energy Services Group; and
          -   Engineering and Construction Group.
     We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry, and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities, to large oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration and development of oil and gas reserves through the refining and distribution process.
     The industries we serve are highly competitive with many substantial competitors for each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, acts of terrorism, expropriation or other governmental actions, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
     Halliburton Company
     Spending on exploration and production activities and investments in capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels within our two business segments. Throughout the first part of 2001, increased spending by large oil and gas companies contributed to higher levels of worldwide drilling activity, especially gas drilling in the United States. General business conditions in the United States began to decline during the third quarter. The events of September 11 accelerated a global economic recession which in turn adversely impacted the energy industry, particularly in the United States. Reduced demand for aviation fuel and increasing natural gas storage levels, due to weakened demand for industrial and residential natural gas, resulted in significant decreases in North American oil and natural gas drilling.
     Although down, crude oil prices have remained above threshold levels that our customers use to justify their spending on capital and drilling projects. Generally, major oil and gas field development projects, particularly deepwater projects in the Gulf of Mexico, West Africa and Brazil as well as downstream energy projects, have longer lead times. The economics of these projects are based on longer-term commodity prices. Once started, projects of this type are less likely to be delayed due to fluctuating short-term prices.
     We expect United States gas drilling activity to continue declining into the second quarter of 2002 due to the slow global economy and unseasonably warm winter. We expect gas drilling activity to begin recovering in the latter part of the year. If prices for oil remain stable as compared to year-end prices, we expect major oilfield development projects to continue providing international opportunities. Over the longer-term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities for our products and services.

     Energy Services Group
     Strong natural gas and crude oil drilling activity during the first nine months contributed to increased demand for the products and services provided by the Energy Services Group. Activity was especially strong in oilfield services within the United States, reflecting increased levels of drilling for natural gas. The rotary rig count in the United States continued to increase throughout the first half of the year and averaged 1,206 rigs in the first nine months of 2001. This represents an increase of 40% over the average for the first nine months of 2000. In the United States drilling activity for gas remained strong, posting a 44% increase over the average for the first nine months of 2000. Henry Hub gas prices for the first nine months of 2001 averaged $4.62/MCF as compared to $3.54/MCF average for the first nine months of 2000. Increases in international rig activity also continued through the first nine months of 2001, up 19% compared to the first nine months of 2000. All geographic regions experienced higher activity levels, which allowed us to increase our utilization of equipment and personnel. This higher utilization resulted in better profitability and opportunities to increase prices, especially within the United States.
     During the latter part of 2001, drilling activity within the United States, primarily land-based gas rigs, began to significantly decline. Henry Hub gas prices for the fourth quarter of 2001 averaged $2.42/MCF, almost 50% lower than the average for the first nine months of 2001. For the month of December 2001, the United States natural gas rig count averaged 754, down 100 rigs from December 2000 and down 304 rigs from the peak in July 2001. United States rotary rig count for the fourth quarter of 2001 was down 19% compared to third quarter of 2001 and down 6% compared to the fourth quarter of 2000. At the same time, the international rig count averaged 748 rigs for the fourth quarter of 2001 and was down 1% compared to the third quarter of 2001, and increased 5% compared to the fourth quarter of 2000. Natural gas prices for 2002 are expected to continue to be weak in the first half of the year due to current high gas storage levels, caused by an abnormally warm winter and a slow economy in the United States, but then improve in the second half of the year. Timing of the recovery of natural gas prices, which will lead to increased drilling activity depends, upon depletion of existing reserves and future gas storage levels.
     We expect oil prices to range between $17 and $22 per barrel in 2002. We believe this range will support international activity at or just below current levels. The outlook for world oil demand growth is highly uncertain due to the slowdown in the global economy and the length of the recession in the United States. In 2002 worldwide exploration and production spending is expected to decrease with most of the decrease occurring in the United States and Canada.
     We expect that recent declines in United States rig counts and economic uncertainty within the United States will result in short-term declines in revenues and operating income within the segment. The price increases we implemented in late 2000 and during 2001 combined with our efforts to manage costs should partially offset lower activity levels and pressures by competitors and customers to increase discounts. The production enhancement product service line, due to its dependence on United States gas drilling, is expected to be significantly impacted by the current slow down in natural gas drilling. Our drilling systems and completion products product service lines have a large percentage of their business outside the United States and are also heavily involved in deepwater oil and gas developments. These product service lines are expected to remain relatively strong.
     Engineering and Construction Group
     Our Engineering and Construction Group did not benefit from the positive factors which provided opportunities for growth in the Energy Services Group in the first part of 2001. Both groups provide products and services to many of the same customers. However, oilfield service activities, especially land-based gas drilling activity in the United States, is more short-term focused as compared to the long-term nature of most major engineering and construction projects. The downturn in the energy industry that began in 1998 led our customers to severely curtail many large engineering and construction projects during 2000 and into 2001. During this time, a series of mergers and consolidations among our major customers also reduced our customers' levels of investment in refining and distribution facilities as they evaluated and maximized use of combined capacities. Due to the lack of opportunities existing throughout 2000, combined with an extremely competitive global engineering and construction environment, we restructured our Engineering and Construction Group in late 2000 and the first quarter of 2001 to facilitate operational efficiencies and reduce costs. Engineering, construction, fabrication, and project management capabilities are now part of one operating group - Halliburton KBR.

     In the latter part of the third quarter and throughout the fourth quarter of 2001 we saw a slowdown of the economy. The current global economic slowdown is expected to last until the second half of 2002. Soft demand in the first half of 2002 will continue to delay energy related project awards, or reduce the scope of existing projects, especially for olefins and chemicals projects. Although slower economies and lower oil and gas prices may delay some projects, we expect an increasing need for security and government defense and infrastructure projects. Worldwide tightening of sulfur content in gasoline and diesel and other new environmental regulations are likely to require changes in refinery configurations and the addition of new process units in the long-term. We remain optimistic about our opportunities in liquefied natural gas and gas-to-liquids. Our optimism is based on anticipated new projects as well as the front-end engineering and initial work contracts for liquefied natural gas projects we received in late 2001. We expect activity levels within the Engineering and Construction Group to remain about the same in 2002 as compared with 2001. This expectation is based upon our:
          -   technologies and proven capabilities on complex projects;
          -   recent and pending project awards; and
          - current backlog and prospects, especially for onshore and government operations and infrastructure projects.

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000

REVENUES

                                                                  Increase/
Millions of dollars                        2001        2000      (Decrease)
-------------------------------------------------------------------------------
Energy Services Group                     $  8,722    $  6,776    $  1,946
Engineering and Construction Group           4,324       5,168        (844)
-------------------------------------------------------------------------------
Total revenues                            $ 13,046    $ 11,944    $  1,102
===============================================================================

     Consolidated revenues for 2001 were $13.0 billion, an increase of 9% compared to 2000. International revenues comprised 62% of total revenues in 2001 and 66% in 2000 as activity and pricing increased in our Energy Services Group more rapidly in the United States particularly in the first half of 2001. Our Engineering and Construction Group revenues, which did not benefit from the positive factors contributing to the growth of the Energy Services Group decreased 16%. Engineering and construction projects are long-term in nature and customers continue to delay major projects with the slowdown in the economy occurring in the latter part of 2001.
     Energy Services Group revenues increased by $1.9 billion, or 29%, in 2001 from 2000. International revenues were 58% of the total segment revenues in 2001 compared to 62% in 2000. Revenues in 2001 from our oilfield services product service lines were $6.8 billion. Our oilfield services product service lines experienced revenue growth of 29% despite a 14% decline in oil prices and a 3% decrease in natural gas prices between December 2000 and December 2001. The revenue increase was primarily due to higher drilling activity and pricing improvements, particularly in the United States. Revenues increased across all product service lines and geographic regions. Our pressure pumping product service lines experienced growth of 34% in 2001 as compared to 2000. Logging, drilling services and drilling fluids revenues increased approximately 28%, and drill bit revenues were 19% higher in 2001 as compared to 2000. Completion products revenues increased 13%. Logging and drilling services revenues increases occurred primarily in the United States, as the product service lines benefited from higher prices and increased drilling activity. Geo-Pilot(TM) and other new products introduced in the drilling services product service line further contributed to the improved revenue in 2001. Drilling fluid revenues increased in 2001 with higher activity levels in the Gulf of Mexico. Geographically, all regions within the oilfield service product service lines prospered with North America revenues increasing 37% from 2000 to 2001. Pressure pumping revenues in North America were 48% higher in 2001 compared to 2000 primarily due to higher levels of drilling activity. Revenues from Latin America increased 27% with significant increases in Venezuela and Brazil. Europe/Africa and Middle East revenues were about 20% higher in 2001 than 2000, particularly in Russia and Egypt. Revenues for the remainder of the segment of $1.9 billion increased by $400 million, or 27%, primarily due to a large multi-year project in Brazil which began in the third quarter of 2000. Integrated exploration and production information systems revenues were higher by 19% partially due to the acquisition of PGS Data Management as well as growth in software sales and professional services.
     Engineering and Construction Group revenues decreased $844 million, or 16%, from 2000 to 2001. The decline is primarily due to the completion of several large international onshore and offshore projects which have not yet been fully replaced with new project awards and delays in start-ups of new projects. International revenues were approximately 71% in 2001 as compared to 72% in 2000. On a percentage basis, revenues declined about the same inside and outside of North America. Revenues for the Asia/Pacific region were down over 40% due to the effects of completing two major projects, partially offset by a new liquefied natural gas project and the start-up of construction on a railway in Australia. In Europe/Africa, revenues were down 6%. The decline was primarily due to the completion of a major project in Norway and lower activity on the logistical support contract in the Balkans which moved to the sustainment phase in late 2000. The decline was partially offset by increases in activities at our shipyard in the United Kingdom. North American revenues declined in 2001 partially due to the completion of highway and paving construction jobs and the baseball stadium in Houston. These declines in North America were partially offset by a slight increase in operations and maintenance revenues as our customers focus on maintaining current facilities and plant operations rather than adding new facilities.

OPERATING INCOME

                                                                        Increase/
Millions of dollars                        2001            2000        (Decrease)
-----------------------------------------------------------------------------------
Energy Services Group                     $  1,015       $  582           $  433
Engineering and Construction Group             143          (42)             185
General corporate                              (74)         (78)               4
-----------------------------------------------------------------------------------
Operating income                          $  1,084       $  462           $  622
===================================================================================

     Consolidated operating income increased $622 million, or 135%, from 2000 to 2001. In 2000 our results of operations include two significant items: an $88 million pretax gain on the sale of marine vessels and a pretax charge of $36 million related to the restructuring of the engineering and construction businesses. Excluding these items, operating income increased by more than 160%.
     Energy Services Group operating income increased $433 million, or 74%, in 2001 over 2000. Excluding the sale of marine vessels, operating income increased more than 100% compared to 2000. Increased operating income reflects increased activity levels, higher equipment utilization and improved pricing, particularly in the United States in the first nine months of 2001. Our oilfield services product service lines operating income in 2001 exceeded $1 billion, more than double from 2000. Operating margins for our oilfield services product service lines increased from 8.6% in 2000 to 14.8% in 2001, resulting in an incremental margin of 37%. Operating income was higher in 2001 as compared to 2000 in all product service lines and geographic regions. The largest increase was in pressure pumping in North America, which rose by over 130%. Substantial increases in operating income were also made in the logging, drill bits and drilling services product service lines. Operating income in North America was higher by 78% in 2001 as compared to 2000. International regions, particularly Latin America and Europe/Africa, made significant improvements in operating income. Excluding the sale of marine vessels in 2000, operating income for the remainder of the segment decreased $41 million, primarily due to lower operating margins in our Surface/Subsea product service line and revised profit estimates on a major project.
     Engineering and Construction Group operating income increased $185 million from 2000 to 2001. Operating margins improved to 3.3% in 2001. This increase is primarily due to the $167 million recorded in the fourth quarter of 2000 as a result of higher than estimated costs on specific jobs and unfavorable claims negotiations on other jobs. We also recorded a restructuring charge of $36 million in the fourth quarter of 2000 related to the reorganization of the engineering and construction businesses under Halliburton KBR. Excluding these fourth quarter 2000 charges, operating income decreased $18 million, or 11%, consistent with the decline in revenues.
     General corporate expenses were $74 million for 2001 as compared to $78 million in 2000.

NONOPERATING ITEMS

     Interest expense of $147 million in 2001 was $1 million higher than in 2000. Our outstanding short-term debt was substantially higher in the first part of 2001 due to repurchases of our common stock in the fourth quarter of 2000 under our repurchase program and borrowings associated with the acquisition of PGS Data Management in March 2001. Cash proceeds of $1.27 billion received in April 2001 from the sale of the remaining businesses within the Dresser
Equipment Group were used to repay our short-term borrowings; however, our average borrowings for 2001 were slightly higher than in 2000. The impact of higher average borrowings was mostly offset by lower interest rates on short-term borrowings.
     Interest income was $27 million in 2001, an increase of $2 million from 2000.
     Foreign currency losses were $10 million in 2001 as compared to $5 million in 2000.
     Other, net was a loss of $1 million in 2000 and less than $1 million gain in 2001.
     Provision for income taxes was $384 million for an effective tax rate of 40.3% in 2001 compared to 38.5% in 2000.
     Minority interest in net income of subsidiaries in 2001 was $19 million as compared to $18 million in 2000.
     Income (loss) from discontinued operations in 2001 was a $42 million loss, or $0.10 per diluted share, due to accrued expenses associated with asbestos claims of disposed businesses. See Note 3. The loss was partially offset by net income for the first quarter of 2001 from Dresser Equipment Group of $0.05 per diluted share. Income from discontinued operations of $98 million, or $0.22 per diluted share, represents the net income of Dresser Equipment Group for the full year of 2000.
     Gain on disposal of discontinued operations in 2001 was $299 million after-tax, or $0.70 per diluted share. The 2001 gain resulted from the sale of our remaining businesses within the Dresser Equipment Group in April 2001. The gain of $215 million after-tax, or $0.48 per diluted share, in 2000 resulted from the sale of our 51% interest in Dresser-Rand, formerly a part of Dresser Equipment Group, in January 2000.
     Cumulative effect of accounting change, net of $1 million reflects the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001.
     Net income for 2001 was $809 million, or $1.88 per diluted share, as compared to net income of $501 million, or $1.12 per diluted share in 2000.

RESULTS OF OPERATIONS IN 2000 COMPARED TO 1999

REVENUES

                                                                      Increase/
Millions of dollars                         2000          1999        (Decrease)
-----------------------------------------------------------------------------------
Energy Services Group                     $   6,776     $   5,921       $     855
Engineering and Construction Group            5,168         6,392          (1,224)
-----------------------------------------------------------------------------------
Total revenues                            $  11,944     $  12,313       $    (369)
===================================================================================

     Consolidated revenues for 2000 were $11.9 billion, a decrease of 3% from 1999 revenues of $12.3 billion. Lower levels of Engineering and Construction Group revenues were partially offset by increased oilfield services revenues within the Energy Services Group, particularly in the United States. International revenues were 66% of our consolidated revenues in 2000, compared with 70% in 1999.
     Energy Services Group revenues were $6.8 billion for 2000, an increase of 14% from 1999 revenues of $5.9 billion. International revenues were 62% of total segment revenues in 2000 compared with 68% in 1999. Revenues for the group were positively impacted in late 1999 and throughout 2000 by increased rig counts and customer spending, particularly within North America, following increases in oil and gas prices that began in 1999. After a slight seasonal decline in the first quarter of 2000, revenues increased consecutively each quarter across all product service lines throughout the year. Revenues from our oilfield services product service lines were $5.3 billion. Increased demand for natural gas and increased drilling activity benefited our oilfield services product service lines. The pressure pumping product service line revenues increased 30% compared to 1999. The logging product service line revenues increased 26% compared to

1999. Drilling fluids increased over 20%, while drill bits and completion products service lines increased about 14%. Drilling systems product service line revenues increased by 9%. Geographically, strong North American activity resulted in revenue growth of 43%, with growth experienced across all product service lines in that region compared to 1999. North America generated 52% of total oilfield service product service line revenues for 2000 compared to 44% in 1999. Pressure pumping accounted for approximately 50% of the increase in revenues within North America, reflecting higher activity levels in all work areas, particularly the Gulf of Mexico, South Texas, Canada, and Rocky
Mountains. Revenues increased by 16% in the Middle East region and 12% in the Latin America region compared to 1999. Europe/Africa revenues were up slightly while revenues in the Asia Pacific region declined by 3%. Activity was slower to increase internationally throughout 2000 despite higher oil and gas prices. The turnaround in international rig activity, which started late in the second quarter of 2000, continued into the fourth quarter of 2000 when international rig counts reached the highest levels since late 1998. Revenues also increased across all regions outside North America during the fourth quarter of 2000, as customer spending for exploration and production began to increase outside North America.
     Revenues from the remainder of the segment of $1.5 billion decreased 7% compared to 1999. Lower revenues within the Surface/Subsea product service lines were partially offset by record revenues within the integrated exploration and production information systems product service line which increased 13% compared to 1999. Increases in software and professional services revenues were partially offset by lower hardware revenues, which have been de-emphasized. Software sales contributed just over 19% in revenue growth, while professional services increased over 7% compared to 1999.
     Engineering and Construction Group revenues were $5.2 billion for 2000, down 19% from $6.4 billion in 1999. Higher oil and gas prices during 2000 did not translate into customers proceeding with new awards of large downstream projects. Many other large projects, primarily gas and liquefied natural gas projects, were also delayed, continuing a trend that started in 1999. Revenues in 1999 benefited from increased logistics support services to military peacekeeping efforts in the Balkans and increased activities at the Devonport Dockyard in the United Kingdom. The logistics support services to military peacekeeping efforts in the Balkans peaked in the fourth quarter of 1999 as the main construction and procurement phases of the contract were completed. These increases partially offset lower revenues from onshore and offshore engineering and construction projects, particularly major projects in Europe and Africa, which were winding down.

OPERATING INCOME

                                                                        Increase/
Millions of dollars                        2000            1999        (Decrease)
-------------------------------------------------------------------------------------
Energy Services Group                     $   582        $   250          $   332
Engineering and Construction Group            (42)           175             (217)
General corporate                             (78)           (71)              (7)
Special credits                                 -             47              (47)
-------------------------------------------------------------------------------------
Operating income                          $   462        $   401          $    61
=====================================================================================

     Consolidated operating income was $462 million for 2000 compared to $401 million for 1999. Engineering and Construction segment results include restructuring charges of $36 million in 2000 related to the restructuring of the engineering and construction businesses. See Note 11. Excluding the restructuring charge in 2000 and the special credits of $47 million in 1999, operating income for 2000 increased by 41% from 1999.
     Energy Services Group operating income in 2000 was $582 million, an increase of 133% from 1999 operating income of $250 million. Operating margins were 8.6% in 2000, up from 4.2% in 1999. Operating income from our oilfield services product service lines was $452 million. During 2000, strengthening North American drilling and oilfield activity resulted in increased equipment utilization and improved pricing within the oilfield services product service lines. Pressure pumping operating income increased about 135% compared to 1999 levels, while logging services operating income increased by 170% compared to 1999. Drilling fluids, drilling systems and completion products were impacted by slow recovery in international activity. During the fourth quarter of 2000, oilfield services recorded an $8 million reversal of bad debts related to claims settled by the United Nations against Iraq dating from the invasion of Kuwait in 1990. Geographically, strong oil and gas prices throughout 2000 led to higher levels of deepwater and onshore gas drilling within North America. Activity increases in the Gulf of Mexico, South Texas, Canada, and Rocky Mountain work areas were greater than most other areas. Operating income outside North America continued to lag the performance noted within North America, reflecting continued delays in international exploration and production for oil and gas. However, fourth quarter 2000 operating income increased across all international geographic regions compared to the third quarter of 2000, reflecting increased international spending by our customers.
     Operating income in 2000 for the remainder of the segment was $130 million. Operating income benefited in 2000 from a third quarter $88 million pretax gain on sale of two semi-submersible vessels and one multipurpose support vessel and increasing profitability in the integrated exploration and production information systems product service line. Excluding the gain of the sale of the vessels, operating income declined in the Surface/Subsea product service lines. Lower activity levels in the North Sea United Kingdom sector and under-utilization of manufacturing and subsea equipment and vessels, which carry large fixed costs, were the primary factors for the decline in operating income. Operating income from integrated exploration and production information systems in 2000 increased almost 200% compared to 1999, reflecting higher software and professional services revenues.
     Engineering and Construction Group recorded an operating loss for 2000 of $42 million compared to operating income of $175 million in 1999, a decrease of 124%. The operating margin was 2.7% in 1999. Operating margins in 2000 declined both internationally and in North America due to losses on projects as a result of higher than estimated costs on selected jobs and claims negotiations on other jobs not progressing as anticipated. Given the number and technical complexity of the engineering and construction projects we perform, some project losses are normal occurrences. However, the environment for negotiations with customers on claims and change orders has become more difficult in the past few years. This environment, combined with performance issues on a few large, technically complex jobs, contributed to unusually high job losses on large projects of $171 million in 2000, including $167 million in the fourth quarter. At the same time, the group recorded $36 million of restructuring charges. Lower activity due to the trend in delayed new projects, which continued through 2000, also negatively impacted operating income. Operating income in 1999 benefited from higher activity levels supporting United States military peacekeeping efforts in the Balkans, offset by reduced engineering and construction project profits due to the timing of project awards and revenue recognition.
     Special credits in 1999 are the result of a change in estimate on some components of the 1998 special charges. In the second quarter of 1999, we concluded that total costs, particularly for severance and facility exit costs, were lower than previously estimated. Therefore, we reversed $47 million of the $959 million special charge that was originally recorded.
     General corporate expenses for 2000 were $78 million, an increase of $7 million from 1999. In 2000 general corporate expenses increased primarily as a result of costs related to the early retirement of our previous chairman and chief executive officer.

NONOPERATING ITEMS

     Interest expense was $146 million for 2000 compared to $141 million in 1999. Interest expense was up in 2000 due to higher average interest rates on short-term borrowings and additional short-term debt used to repurchase $759 million of our common stock under our share repurchase program, mostly during the fourth quarter of 2000. These increases offset the benefits from our lower borrowings earlier in 2000 due to the use of the proceeds from the sale of Ingersoll-Dresser Pump and Dresser-Rand to repay short-term debt.
     Interest income of $25 million in 2000 declined $49 million from 1999. Interest income in 1999 included settlement of income tax issues in the United States and United Kingdom and imputed interest income on the note receivable from the sale of our ownership in M-I L.L.C.
     Foreign currency losses were $5 million in 2000, down from a loss of $8 million in 1999. The losses in 2000 were primarily in Asia Pacific currencies and the euro. Losses in 1999 occurred primarily in Russian and Latin American currencies.
     Other, net was a net loss of $1 million in 2000 compared to $19 million in 1999. The net loss in 1999 includes a $26 million charge in the second quarter relating to an impairment of Halliburton KBR's net investment in Bufete Industriale, S.A. de C.V., a large specialty engineering, procurement and construction company in Mexico.

     Provision for income taxes on continuing operations in 2000 was $129 million for an effective tax rate of 38.5%, compared to 37.8% in 1999. Excluding our special charges and related taxes, the effective rate was 38.8% in 1999.
     Minority interest in net income of subsidiaries was $18 million in 2000 compared to $17 million in 1999.
     Income from discontinued operations was $98 million in 2000 and $124 million in 1999.
     Gain on disposal of discontinued operations resulting from the sale of our 51% interest in Dresser-Rand was $215 million after-tax or $0.48 per diluted share, in 2000. In 1999 we recorded a gain on the sale of our 49% interest in Ingersoll-Dresser Pump of $159 million after-tax, or $0.36 diluted share.
     Cumulative effect of change in accounting method in 1999 of $19 million after-tax, or $0.04 per diluted share, reflects our adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." See Note 12.
     Net income was $501 million, or $1.12 per diluted share, in 2000 and $438 million, or $0.99 per diluted share, in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We ended 2001 with cash and equivalents of $290 million compared with $231 million at the end of 2000 and $466 million at the end of 1999.
     Cash flows from operating activities provided $1.0 billion for 2001 compared to using $57 million in 2000 and using $58 million in 1999. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $50 million of cash in 2001 compared to using $563 million in 2000 and providing $2 million in 1999. Included in changes to working capital and other net changes are special charge usage for personnel reductions, facility closures, merger transaction costs, and integration costs of $6 million in 2001, $54 million in 2000 and $202 million in 1999.
     Cash flows used in investing activities were $858 million for 2001, $411 million for 2000 and $107 million for 1999. Capital expenditures of $797 million in 2001 were about 38% higher than in 2000 and about 53% higher than in 1999. Capital spending in 2001 was mostly directed to Halliburton Energy Services, primarily for pressure pumping equipment, directional drilling tools and logging-while-drilling equipment. In March 2001 we acquired PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash. In addition we spent $56 million for various acquisitions in 2001. Cash flows from investing activities in 1999 include $254 million collected on the receivables from the sale of our 36% interest in M-I L.L.C. Imputed interest on this receivable of $11 million is included in operating cash flows.
     Cash flows from financing activities used $1.4 billion in 2001 and $584 million in 2000 and provided $189 million in 1999. Proceeds from exercises of stock options provided cash flows of $27 million in 2001 compared to $105 million in 2000 and $49 million in 1999. Dividends to shareholders used $215 million of cash in 2001 and $221 million in 1999 and 2000. We used the proceeds from the sale of the remaining businesses in Dresser Equipment Group in April 2001, the sale of Dresser-Rand in early 2000 and the collection of a note from the fourth quarter 1999 sale of Ingersoll-Dresser Pump received in early 2000 to reduce short-term debt. On July 12, 2001, we issued $425 million in two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were also used to reduce short-term debt. Net repayments of short-term debt in 2001 used $1.5 billion. On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. We repurchased 1.2 million shares at a cost of $25 million in 2001 and 20.4 million shares at a cost of $759 million in 2000. We currently have no plan to repurchase the remaining shares under the approved plan. In addition, we repurchased $9 million of common stock in 2001 and $10 million in both 2000 and 1999 from employees to settle their income tax liabilities primarily for restricted stock lapses.
     Cash flows from discontinued operations provided $1.3 billion in 2001 as compared to $826 million in 2000 and $234 million in 1999. Cash flows for 2001 include proceeds from the sale of Dresser Equipment Group of approximately $1.27 billion. Cash flows for 2000 include proceeds from the sale of Dresser-Rand and Ingersoll-Dresser Pump of $913 million.

     Capital resources generally are derived from internally generated cash flows and access to capital markets when appropriate. Our combined short-term notes payable and long-term debt was 24% of total capitalization at the end of 2001, 40% at the end of 2000, and 35% at the end of 1999. Short-term debt was reduced significantly in the second quarter of 2001 with the proceeds from the sale of Dresser Equipment Group and in the third quarter from the issuance of $425 million of medium-term notes. In 2000 we reduced our short-term debt with proceeds from the sales of Ingersoll-Dresser Pump and Dresser-Rand joint ventures early in the year. We increased short-term debt in the third quarter of 2000 to fund share repurchases.
     Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2. The ratings were lowered primarily due to the agencies' concerns about asbestos litigation. Although the long-term ratings continue at investment grade levels and the short-term ratings allow participation in the commercial paper market, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Reduced ratings and concerns about asbestos litigation, along with recent changes in the banking and insurance markets, will also result in higher cost and more limited access to markets for other credit products including letters of credit and surety bonds. At this time, it is not possible to compute the increased costs of credit products we may need in the future but it is not expected to be material based upon the current forecast of our credit needs.
     We ended 2001 with cash and equivalents of $290 million and we are projecting strong cash flow from operations in 2002. We also have $700 million of committed lines of credit from banks that are available if we maintain an investment grade rating. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services and we are currently above these levels. Nothing has been borrowed under these lines and no borrowings are anticipated during 2002. In the normal course of business we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $241 million which relate to our joint ventures' operations. In addition, $320 million of these financial instruments include provisions that allow the banks to require cash collateralization if debt ratings of either rating agency falls below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Sevices and $149 million where banks may require cash collateralization if either debt rating falls below investment grade.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:
          - percentage of completion accounting for our long-term engineering and construction contracts; and
          -   loss contingencies, primarily related to
                  -   asbestos litigation; and
                  -   other litigation.
This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
     Percentage of completion
     We account for our revenues on long-term engineering and construction contracts on the percentage of completion method. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our predictions of future outcomes which include:
          -   estimates of the total cost to complete the contract;
          -   estimates of project schedule and completion date;
          -   estimates of the percentage the project is complete; and
          - amounts of any probable unapproved claims and change orders included in revenues.
At the onset of each contract, we prepare a detailed step-by-step analysis of our estimated cost to complete the project. Our project personnel continuously evaluate the estimated costs, claims and change orders, and percentage of completion at the project level. Significant projects are reviewed in detail by senior engineering and construction management at least quarterly. Preparing project cost estimates and percentages of completion is a core competency within our engineering and construction businesses. We have a long history of dealing with multiple types of projects and in preparing accurate cost estimates. However, there are many factors, including but not limited to weather, inflation, labor disruptions and timely availability of materials, and other factors as outlined in our "Forward-Looking Information" section. These factors can affect the accuracy of our estimates and impact our future reported earnings.
     Loss contingencies
     Asbestos. We have approximately 274,000 open asbestos claims pending against us at December 31, 2001 for which we have accrued $737 million for estimated settlements and $612 million for estimated recoveries from insurance companies. Computing our liability for open asbestos claims requires us to make judgments as to the most likely outcome of litigation, future settlements and judgments to be paid for open claims. We estimate settlement payments for open claims by applying our average historical settlement costs by type of claim to the corresponding open claims. We believe our average historical settlement costs are a reasonable estimate of the cost of resolving open claims. We estimate the cost of final judgments by reviewing with our legal counsel the probable outcome of pending appeals. If the actual cost of settlements and final judgments differs from our estimates, our reserves for open claims may not be sufficient. If so, any deficiency would be a loss we would be required to recognize at the time it becomes reasonably estimable.
     Estimating amounts we will recover from insurance companies for open claims involves making assumptions about the ability of the companies to meet their obligations under our policies. If our estimates of recoveries differ from actual recoveries, we may have uncollectible receivables that we may be required to write-off and we will have reduced amounts of insurance coverage for future claims. Dozens of insurance companies provide our insurance coverage for non-refractory and non-engineering and construction asbestos claims. We believe this reduces our risk associated with the failure of any one insurance company. On the other hand, a majority of our coverage for refractory asbestos claims is with Equitas. Although we believe Equitas is currently able to meet its obligations to us, its failure to meet its commitments in the future could have a material adverse affect on our financial condition at that time.
     We have also estimated the amount we will recover from the insurance written by Highlands Insurance Company that covers our engineering and construction asbestos claims. If our assumptions concerning our ability to collect amounts owed to us by Highlands are incorrect, we may have up to $80 million of billed and accrued receivables from Highlands which will not be collectible as of December 31, 2001. See Note 9 of our consolidated financial statements as of December 31, 2001 for further discussion of the status and history of our asbestos claim litigation and our insurance coverage.
     Uncertainty about future asbestos claims and jury awards has caused much of the recent volatility in our stock price and recent downgrades in our credit ratings. We have not accrued reserves for unknown claims that may be asserted against us in the future. We have not had sufficient information to make a reasonable estimate of future claims. However, we recently retained a leading claim evaluation firm to assist us in making an estimate of our potential liability for asbestos claims that may be asserted against us in the future. When the evaluation firm's analysis is completed it is likely that we will accrue a material liability for future claims that may be asserted against us. We expect the analysis will be completed during the second quarter of 2002 and that we will accrue the liability at the end of the quarter. At the same time we will accrue a receivable for related insurance proceeds we expect to collect when future claims are actually paid.
     Litigation.  We are  currently  involved  in other  legal  proceedings  not involving asbestos. As discussed in Note 9 of our consolidated financial statements, as of December 31, 2001, we have accrued an estimate of the probable costs for the resolution of these claims. Attorneys in our legal department specializing in litigation claims, monitor and manage all claims filed against us. The estimate of probable costs related to these claims is developed in consultation with outside legal counsel representing us in the defense of these claims. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We attempt to resolve claims through mediation and arbitration where possible. If the actual settlement costs and final judgments, after appeals, differ from our estimates, our future financial results may be adversely affected.

LONG-TERM CONTRACTURAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The  following   table   summarizes  our  various   long-term   contractual
obligations:

                                              Payments due
Millions of dollars            2002     2003     2004     2005      2006    Thereafter     Total
---------------------------------------------------------------------------------------------------
Long-term debt                  $  81   $  291   $   2    $   2    $  277     $   828    $  1,481
Operating leases                   97       83      59       43        30          97         409
---------------------------------------------------------------------------------------------------
Total contractual cash          $ 178   $  374   $  61    $  45    $  307     $   925    $  1,890
===================================================================================================

     In addition to these long-term contractual obligations, we have other commercial commitments that could become contractual obligations.
     We also have $700 million of committed lines of credit from banks that are available if we maintain an investment grade rating. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services and we are currently above these levels. In the normal course of business we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $241 million which relate to our joint ventures' operations. In addition, $320 million of these financial instruments include provisions that allow the banks to require cash collateralization if debt ratings of either rating agency falls below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services and $149 million where banks may require cash collateralization if either debt rating falls below investment grade. These letters of credit and bank guarantees relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance. In the past, no significant claims have been made against these financial instruments. We do not anticipate material losses to occur as a result of these financial instruments.

FINANCIAL INSTRUMENT MARKET RISK

     We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
          -   volatility of the currency rates;
          -   time horizon of the derivative instruments;
          -   market cycles; and
          -   the type of derivative instruments used.
     We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material. See Note 1 for additional information on our accounting policies on derivative instruments. See
Note 16 for additional disclosures related to derivative instruments.
     Interest rate risk. We have exposure to interest rate risk from our long-term debt and related interest rate swaps.
     The following table represents principal amounts of our long-term debt at December 31, 2001 and related weighted average interest rates by year of maturity for our long-term debt.

Millions of dollars           2002       2003       2004      2005      2006    Thereafter    Total
-------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt              $    75     $  139          -         -   $   275   $   824     $  1,313
Weighted average
    interest rate               6.3%       8.0%          -         -      6.0%      7.4%         7.1%
Variable rate debt           $     6     $  152     $    2    $    2   $     2   $     4     $    168
Weighted average
    interest rate               3.5%       2.6%       4.2%      4.2%      4.2%      4.2%         2.7%
=======================================================================================================

     Fair market value of long-term debt was $1.3 billion as of December 31, 2001.
     We have two interest rate swaps which convert fixed rate debt to variable rate debt. One of our interest rate swaps hedges $150 million of the 6% fixed rate medium-term notes and has a fair value of $3.4 million at December 31, 2001. Under this interest rate swap agreement, the counter party pays a fixed rate of 6% interest and we pay a variable interest rate based on published 6-month LIBOR interest rates. The payments under the agreement are settled on February 1 and August 1 of each year until August 2006, and coincide with the interest payment dates on the hedged debt instrument. The other interest rate swap hedges $139 million of our 8% long-term debt and has a fair value of a loss of $0.2 million at December 31, 2001. Under this interest rate swap agreement, the counter party pays a fixed rate of 8% interest and we pay a variable interest rate based on published 6-month LIBOR interest rates. The payments under the agreement are settled on April 15 and October 15 of each year until April 2003, and coincide with the interest payment dates on the hedged debt instrument.

RESTRUCTURING ACTIVITIES

     In the fourth quarter of 2000 we approved a plan to reorganize our engineering and construction businesses into one business unit. This restructuring was undertaken because our engineering and construction businesses continued to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses were not positive. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure including write-offs of equipment, engineering reference designs and capitalized software of $20 million and recorded severance costs of $16 million. See Note 11.
     During the second quarter of 1999, we reversed $47 million of our 1998 special charges related to the acquisition of Dresser Industries, Inc., and industry downturn. This was based on our reassessment of total costs to be incurred to complete the actions covered in the charges.

ENVIRONMENTAL MATTERS

     We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. As a result of those obligations we are involved in specific environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters. See Note 9.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-K are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and similar expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
     While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
     Legal
          - asbestos litigation including the recent judgments against us and related appeals;
          - asbestos related insurance litigation including our litigation with Highlands Insurance Company;
          - other litigation, including, for example, contract disputes, patent infringements and environmental matters;
          - trade restrictions and economic embargoes imposed by the United States and other countries;
          - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
                  -   encourage or mandate the hiring of local contractors; and
                  - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction; and
          - environmental laws, including, for example, those that require emission performance standards for facilities;
     Geopolitical
          - unsettled political conditions, war, the effects of terrorism, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
          - operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Argentina, Libya, Nigeria, and Russia; and
          - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002;
     Liquidity
          - reductions in debt ratings by rating agencies such as our recent reductions by Standard & Poor's and Moody's Investors' Services;
          -   access to lines of credit and credit markets;
          -   ability to issue letters of credit; and
          -   ability to raise capital via the sale of stock;
     Weather related
          - the effects of severe weather conditions, including, for example, hurricanes and typhoons, on offshore operations and facilities; and
          - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
     Customers
          - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in Bosnia;
          - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
          - changes in capital spending by governments for infrastructure projects of the sort that we perform;
          - consolidation of customers in the oil and gas industry such as the proposed merger of Conoco and Phillips Petroleum; and
          - claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
     Industry
          - technological and structural changes in the industries that we serve;
          - changes that impact the demand for oil and gas such as the slowdown in the global economy following the terrorist attacks on the United States on September 11, 2001;
          -   changes in the price of oil and natural gas, resulting from:
                  - OPEC's ability to set and maintain production levels and prices for oil;

                  -   the level of oil production by non-OPEC countries;
                  - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
                  - the level of demand for oil and natural gas, especially natural gas in the United States where demand is currently below prior year usage;
          -   changes in  the price or the  availability of commodities  that we use;
          - risks that result from entering into fixed fee engineering, procurement and construction projects, such as the Barracuda-Caratinga project in Brazil, where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins;
          - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
          - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                  - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                  - the value and time period of the derivative being different than the exposures or cash flows being hedged;
     Personnel and mergers/reorganizations/dispositions
          - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
          - integration of acquired businesses into Halliburton, such as our 2001 acquisition of Magic Earth, Inc. and PGS Data Management, including:
                  - standardizing information systems or integrating data from multiple systems;
                  - maintaining uniform standards, controls, procedures and policies; and
                  - combining operations and personnel of acquired businesses with ours;
          - effectively reorganizing operations and personnel within Halliburton such as the reorganization of our engineering and construction business in early 2001;
          - ensuring acquisitions and new products and services add value and complement our core businesses; and
          -   successful completion of planned dispositions.
     In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q, 8-K and 10-K to the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

OTHER ISSUES

     Conversion to the euro currency
     On January 1, 1999, some member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). This was the first step towards transition from existing national currencies to the use of the euro as a common currency. Euro notes and coins were introduced on January 1, 2002 and the transition period for the introduction of the euro ends February 28, 2002. Issues resulting from the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending existing contracts and processing tax and accounting records. We addressed these issues prior to December 31, 2001. In addition, our operations in the eurozone countries began transacting most of their businesses in euros prior to December 31, 2001. Thus far in 2002, we have not experienced any major issues related to converting to the euro and do not anticipate any material impacts in the future.

     New pronouncements
     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. The new standard will be effective for us beginning January 1, 2003, and we are currently reviewing and evaluating the effects this standard will have on our future financial condition, results of operations, and accounting policies and practices.
     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes:
          - SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"; and
          - the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions".
The new standard will be effective for us beginning January 1, 2002, and we do not believe the effects of this standard will have a material effect on our future financial condition or operations.

RESPONSIBILITY FOR FINANCIAL REPORTING

     We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.
     The financial statements have been audited by the independent accounting firm, Arthur Andersen LLP. Arthur Andersen LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Halliburton's Audit Committee of the Board of Directors consists of directors who, in the business judgment of the Board of Directors, are independent under the New York Exchange listing standards. The Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process. Integral to this process is the Audit Committee's review and discussion with management and the external auditors of the quarterly and annual financial statements prior to their respective filing.
     We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes:
          -   a   documented   organizational   structure   and    division   of
              responsibility;
          - established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company; and
          - the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. In accordance with the Securities and Exchange Commission's rules to improve the reliability of financial statements, our interim financial statements are reviewed by Arthur Andersen LLP.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.
     We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal
Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 2001, our system of internal control over financial reporting met those criteria.


HALLIBURTON COMPANY
by



     /s/ DAVID J. LESAR                         /s/   DOUGLAS L. FOSHEE
----------------------------------           ----------------------------------
         David J. Lesar                               Douglas L.Foshee
     Chairman of the Board,                     Executive Vice President and
         President and                            Chief Financial Officer
     Chief Executive Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Halliburton Company:

     We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                            /s/ ARTHUR ANDERSEN LLP
                                          ---------------------------
                                                ARTHUR ANDERSEN LLP


Dallas, Texas,
     January 23, 2002 (Except with respect to certain matters discussed in Note 9, as to which the date is February 21, 2002.)

                               Halliburton Company
                        Consolidated Statements of Income
             (Millions of dollars and shares except per share data)
                                                                                  Years ended December 31
                                                                      ------------------------------------------------
                                                                           2001            2000             1999
----------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                                $  10,940       $  10,185          $ 10,826
Product sales                                                               1,999           1,671             1,388
Equity in earnings of unconsolidated affiliates                               107              88                99
----------------------------------------------------------------------------------------------------------------------
Total revenues                                                          $  13,046       $  11,944          $ 12,313
----------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                        $   9,831       $   9,755          $ 10,368
Cost of sales                                                               1,744           1,463             1,240
General and administrative                                                    387             352               351
Gain on sale of marine vessels                                                  -             (88)                -
Special credits                                                                 -               -               (47)
----------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                      $  11,962       $  11,482          $ 11,912
----------------------------------------------------------------------------------------------------------------------
Operating income                                                            1,084             462               401
Interest expense                                                             (147)           (146)             (141)
Interest income                                                                27              25                74
Foreign currency losses, net                                                  (10)             (5)               (8)
Other, net                                                                      -              (1)              (19)
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
    interest, and change in accounting method, net                            954             335               307
Provision for income taxes                                                   (384)           (129)             (116)
Minority interest in net income of subsidiaries                               (19)            (18)              (17)
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before change in
    accounting method, net                                                    551             188               174
----------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Income (loss) from discontinued operations, net of tax
    (provision) benefit of $20, ($60), and ($98)                              (42)             98               124
Gain on disposal of discontinued operations, net of tax (provision)
    of ($199), ($141), and ($94)                                              299             215               159
----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations, net                                      257             313               283
----------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting method,
    net of tax benefit of $11 in 1999                                           1               -               (19)
----------------------------------------------------------------------------------------------------------------------
Net income                                                              $     809       $     501          $    438
======================================================================================================================

Basic income (loss) per share:
Income from continuing operations before change
    in accounting method, net                                           $    1.29       $    0.42          $   0.40
Income (loss) from discontinued operations                                  (0.10)           0.22              0.28
Gain on disposal of discontinued operations                                  0.70            0.49              0.36
Change in accounting method, net                                                -               -             (0.04)
----------------------------------------------------------------------------------------------------------------------
Net income                                                              $    1.89       $    1.13          $   1.00
======================================================================================================================

Diluted income (loss) per share:
Income from continuing operations before change
    in accounting method, net                                           $    1.28       $    0.42          $   0.39
Income (loss) from discontinued operations                                  (0.10)           0.22              0.28
Gain on disposal of discontinued operations                                  0.70            0.48              0.36
Change in accounting method, net                                                -               -             (0.04)
----------------------------------------------------------------------------------------------------------------------
Net income                                                              $    1.88       $    1.12          $   0.99
======================================================================================================================

Basic average common shares outstanding                                       428             442               440
Diluted average common shares outstanding                                     430             446               443

See notes to annual financial statements.

                               Halliburton Company
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)
                                                                                          December 31
                                                                                    -------------------------
                                                                                        2001        2000
-------------------------------------------------------------------------------------------------------------
                                       Assets
Current assets:
Cash and equivalents                                                                  $    290    $    231
Receivables:
Notes and accounts receivable (less allowance for bad debts of $131 and $125)            3,015       2,952
Unbilled work on uncompleted contracts                                                   1,080         982
-------------------------------------------------------------------------------------------------------------
Total receivables                                                                        4,095       3,934
Inventories                                                                                787         723
Current deferred income taxes                                                              154         235
Net current assets of discontinued operations                                                -         298
Other current assets                                                                       247         236
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                     5,573       5,657
Net property, plant and equipment                                                        2,669       2,410
Equity in and advances to related companies                                                551         400
Goodwill (net of accumulated amortization of $269 and $231)                                720         597
Noncurrent deferred income taxes                                                           410         340
Net noncurrent assets of discontinued operations                                             -         391
Insurance for asbestos litigation claims                                                   612          51
Other assets                                                                               431         346
-------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 10,966    $ 10,192
=============================================================================================================
                        Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                                              $     44    $  1,570
Current maturities of long-term debt                                                        81           8
Accounts payable                                                                           917         782
Accrued employee compensation and benefits                                                 357         267
Advance billings on uncompleted contracts                                                  611         377
Deferred revenues                                                                           99          98
Income taxes payable                                                                       194         113
Other current liabilities                                                                  605         700
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                2,908       3,915
Long-term debt                                                                           1,403       1,049
Employee compensation and benefits                                                         570         662
Asbestos litigation claims                                                                 737          80
Other liabilities                                                                          555         520
Minority interest in consolidated subsidiaries                                              41          38
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        6,214       6,264
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized 600 shares,
     issued 455 and 453 shares                                                           1,138       1,132
Paid-in capital in excess of par value                                                     298         259
Deferred compensation                                                                      (87)        (63)
Accumulated other comprehensive income                                                    (236)       (288)
Retained earnings                                                                        4,327       3,733
-------------------------------------------------------------------------------------------------------------
                                                                                         5,440       4,773
Less 21 and 26 shares of treasury stock, at cost                                           688         845
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               4,752       3,928
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 10,966    $ 10,192
=============================================================================================================

See notes to annual financial statements.

                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                                                           Years ended December 31
                                                                  -------------------------------------------
                                                                       2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Common stock (number of shares)
Balance at beginning of year                                             453           448             446
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                     1             4               2
Shares issued for acquisition                                              1             1               -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                   455           453             448
=============================================================================================================
Common stock (dollars)
Balance at beginning of year                                         $ 1,132       $ 1,120       $   1,115
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                     2             9               5
Shares issued for acquisition                                              4             3               -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $ 1,138       $ 1,132       $   1,120
=============================================================================================================
Paid-in capital in excess of par value
Balance at beginning of year                                         $   259       $    68       $       8
Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                    30           109              47
Tax benefit                                                               (2)           38              13
Shares issued for acquisition, net                                        11            44               -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   298       $   259       $      68
=============================================================================================================
Deferred compensation
Balance at beginning of year                                         $   (63)      $   (51)      $     (51)
Current year awards, net                                                 (24)          (12)              -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $   (87)      $   (63)      $     (51)
=============================================================================================================
Accumulated other comprehensive income
Cumulative translation adjustment                                    $  (205)      $  (275)      $    (185)
Pension liability adjustment                                             (27)          (12)            (19)
Unrealized loss on investments and derivatives                            (4)           (1)              -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  (236)      $  (288)      $    (204)
=============================================================================================================
Cumulative translation adjustment
Balance at beginning of year                                         $  (275)      $  (185)      $    (142)
Sales of subsidiaries                                                    102            11             (17)
Current year changes                                                     (32)         (101)            (26)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                               $  (205)      $  (275)      $    (185)
=============================================================================================================
(continued on next page)



See notes to annual financial statements.

                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                   (continued)
                                                                            Years ended December 31
                                                                  -------------------------------------------
                                                                       2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Pension liability adjustment
Balance at beginning of year                                          $   (12)      $   (19)      $     (7)
Sale of subsidiary                                                         12             7              -
Current year change, net of tax                                           (27)            -            (12)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   (27)      $   (12)      $    (19)
=============================================================================================================
Unrealized loss on investments
Balance at beginning of year                                          $    (1)      $     -       $      -
Current year unrealized loss on investments and derivatives                (3)           (1)             -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $    (4)      $    (1)      $      -
=============================================================================================================
Retained earnings
Balance at beginning of year                                          $ 3,733       $ 3,453       $  3,236
Net income                                                                809           501            438
Cash dividends paid                                                      (215)         (221)          (221)
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $ 4,327       $ 3,733       $  3,453
=============================================================================================================
Treasury stock (number of shares)
Beginning of year                                                          26             6              6
Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                            (2)            -              -
Shares issued for acquisition                                              (4)            -              -
Shares purchased                                                            1            20              -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                     21            26              6
=============================================================================================================
Treasury stock (dollars)
Beginning of year                                                     $   845       $    99       $     98
Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                           (51)          (23)            (9)
Shares issued for acquisition                                            (140)            -              -
Shares purchased                                                           34           769             10
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                                $   688       $   845       $     99
=============================================================================================================
Comprehensive income
Net income                                                            $   809       $   501       $    438
-------------------------------------------------------------------------------------------------------------
Cumulative translation adjustment, net of tax                             (32)         (101)           (26)
Less reclassification adjustments for (gains) losses included in
     net income                                                           102            11            (17)
-------------------------------------------------------------------------------------------------------------
Net cumulative translation adjustment                                      70           (90)           (43)
-------------------------------------------------------------------------------------------------------------
Current year adjustment to minimum pension liability                      (15)            7            (12)
Unrealized loss on investments and derivatives                             (3)           (1)             -
-------------------------------------------------------------------------------------------------------------
Total comprehensive income                                            $   861       $   417       $    383
=============================================================================================================


See notes to annual financial statements.

                               Halliburton Company
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                                                               Years ended December 31
                                                                      ------------------------------------------
                                                                           2001          2000         1999
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                               $    809      $    501      $     438
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations                                          (257)         (313)          (283)
Depreciation, depletion and amortization                                      531           503            511
(Benefit) provision for deferred income taxes                                  26            (6)           187
Distributions from (advances to) related companies, net of equity in            8           (64)            24
(earnings) losses
Change in accounting method, net                                               (1)            -             19
Accrued special charges                                                        (6)          (63)          (290)
Other non-cash items                                                           (3)          (22)            19
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                       (199)         (896)           616
Inventories                                                                   (91)            8             (3)
Accounts payable                                                              118           170           (179)
Other working capital, net                                                    122           155           (432)
Other operating activities                                                    (28)          (30)          (685)
----------------------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                  1,029           (57)           (58)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                         (797)         (578)          (520)
Sales of property, plant and equipment                                        120           209            118
Acquisitions of businesses, net of cash acquired                             (220)          (10)            (7)
Dispositions of businesses, net of cash disposed                               61            19            291
Other investing activities                                                    (22)          (51)            11
----------------------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                   (858)         (411)          (107)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term borrowings                                            425             -              -
Payments on long-term borrowings                                              (13)         (308)           (59)
(Repayments) borrowings of short-term debt, net                            (1,528)          629            436
Payments of dividends to shareholders                                        (215)         (221)          (221)
Proceeds from exercises of stock options                                       27           105             49
Payments to reacquire common stock                                            (34)         (769)           (10)
Other financing activities                                                    (17)          (20)            (6)
----------------------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                 (1,355)         (584)           189
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       (20)           (9)             5
Net cash flows from discontinued operations   (1)                           1,263           826            234
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                    59          (235)           263
Cash and equivalents at beginning of year                                     231           466            203
----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                      $    290      $    231      $     466
----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest                                                                 $    132      $    144      $     145
Income taxes                                                             $    382      $    310      $      98
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                        $     92      $     95      $      90
Liabilities disposed of in dispositions of businesses                    $    500      $    499      $     111

(1) Net cash flows from discontinued operations in 2001 include proceeds of $1.27 billion from the sale of the remaining businesses in Dresser Equipment Group and in 2000 proceeds of $913 million from the sales of Dresser-Rand in 2000 and Ingersoll-Dresser Pump in 1999. See Note 3.
See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note 1. Significant Accounting Policies
     We employ accounting policies that are in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
          - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
          - the reported amounts of revenues and expenses during the reporting period.
     Ultimate results could differ from those estimates.
     Principles of consolidation. The consolidated financial statements include the accounts of our company and all of our subsidiaries in which we own greater than 50% interest or control. All material intercompany accounts and transactions are eliminated. Investments in companies in which we own 50% interest or less and have a significant influence are accounted for using the equity method and if we do not have significant influence we use the cost method. Prior year amounts have been reclassified to conform to the current year presentation.
     Revenues and income recognition. We recognize revenues as services are rendered or products are shipped. The distinction between services and product sales is based upon the overall activity of the particular business operation. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed. Progress is generally based upon physical progress, man-hours or costs incurred based upon the appropriate method for the type of job. All known or anticipated losses on contracts are provided for currently. Claims and change orders which are in the process of being negotiated with customers, for extra work or changes in the scope of work are, included in revenue when collection is deemed probable. Training and consulting service revenues are recognized as the services are performed. Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration.
     Research and development. Research and development expenses are charged to income as incurred. See Note 4 for research and development expense by business segment.
     Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $19 million in 2001, $7 million in 2000 and $12 million in 1999. Amortization expense of software development costs was $16 million for 2001, $12 million for 2000 and $15 million for 1999. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed five years.
     Income per share. Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 10 for a reconciliation of basic and diluted income per share.
     Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Receivables. Our receivables are generally not collateralized. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes in the next several months. The claims and change orders, included in unbilled receivables, amounted to $234 million at December 31, 2001 and $113 million at December 31, 2000. Included in notes and accounts receivable are notes with varying interest rates totaling $19 million at December 31, 2001 and $38 million at December 31, 2000.

     Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. The cost of most inventories is determined using either the first-in, first-out method or the average cost method, although the cost of some United States manufacturing and field service inventories is determined using the last-in, first-out method. Inventories of sales items owned by foreign subsidiaries and inventories of operating supplies and parts are generally valued at average cost. See Note 5.
     Property, plant and equipment. Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. We follow the successful efforts method of accounting for oil and gas properties. See Note 6.
     Maintenance and repairs. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. We use the accrue-in-advance method of accounting for major maintenance and repair costs of marine vessel dry docking expense and major aircraft overhauls and repairs. Under this method we anticipate the need for major maintenance and repairs and charge the estimated expense to operations before the actual work is performed. At the time the work is performed, the actual cost incurred is charged against the amounts that were previously accrued with any deficiency or excess charged or credited to operating expense.
     Goodwill. For acquisitions occurring prior to July 1, 2001, goodwill is amortized on a straight-line basis over periods not exceeding 40 years. Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations" which precludes amortization of goodwill on acquisitions completed subsequent to June 30, 2001. See Note 12 for discussion of this accounting change. Goodwill is continually monitored for potential impairment. When negative conditions such as significant current or projected operating losses exist, a review is performed to determine if the projected undiscounted future cash flows indicate that an impairment exists. If an impairment exists, goodwill, and, if appropriate, the associated assets are reduced to reflect the estimated discounted cash flows to be generated by the underlying business. This practice is consistent with methodologies in SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."
     Income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.
     Derivative instruments. We enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates, interest rates and commodity prices. We do not enter into derivative transactions for speculative or trading purposes. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." See Note 12. SFAS No. 133 requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected immediately through the results of operations. If the derivative is designated as a hedge under SFAS No. 133, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against:
          - the change in fair value of the hedged assets, liabilities, or firm commitments through earnings; or
          - recognized in other comprehensive income until the hedged item is recognized in earnings.
The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of income. Gains or losses on interest rate derivatives are included in interest expense and gains or losses on commodity derivatives are included in operating income. During the three years ended December 31, 2001, we did not enter into any significant transactions to hedge commodity prices. See Note 8 for discussion of interest rate swaps and
Note 16 for further discussion of foreign currency exchange derivatives.

     Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenues, and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity titled "Cumulative Translation Adjustment."
     Loss contingencies. We accrue for loss contingencies based upon our best estimates in accordance with SFAS No. 5, "Accounting for Contingencies." See
Note 9 for discussion of our significant loss contingencies.

Note 2. Acquisitions and Dispositions
     Magic Earth acquisition. In November 2001, we acquired Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data mining. Under the agreement, Halliburton issued
4.2 million shares of common stock from treasury stock valued at $100 million. Magic Earth became a wholly owned subsidiary and is reported within our Energy Services Group. We preliminarily recorded intangible assets of $19 million and goodwill of $71 million, all of which is nondeductible for tax purposes, subject to the final valuation of intangible assets and other costs. The intangible assets will be amortized based on a five year life.
     PGS Data Management acquisition. In March 2001 we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million. The agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We preliminarily recorded intangible assets of $16 million and goodwill of $148 million, $9 million of which is nondeductible for tax purposes, subject to the final valuation of intangible assets and other costs. The goodwill amortization for 2001 was based on a 15 year life and the intangible assets are being amortized based on a three year life.
     PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that will result in the issuance of up to 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. We issued 1 million shares in February 2001; 400,000 in June 2001; and the remaining 700,000 shares in February 2002 under these rights. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.
     During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture, WellDynamics. We received $39 million in cash as an equity equalization adjustment. The remaining assets and goodwill of PES relating to completions and well intervention products have been combined with our existing completions product service line. We own 50% of WellDynamics and account for this investment using the equity method.
     Other acquisitions. We acquired other businesses in 2001 for $56 million, as compared to businesses acquired in 2000 for $10 million and $13 million in 1999.
     2001 acquisitions. None of our 2001 acquisitions had a significant effect on revenues or earnings.
     Subsea joint venture. In October 2001, we signed a letter of intent to form a new company by combining our Halliburton Subsea operations with DSND Subsea ASA, a Norwegian-based company. The closing of the transaction is subject to the execution of a definitive agreement, regulatory approvals and approvals by the Board of Directors of each party. We will own 50% of the new company which will be accounted for on the equity method. The new company plans to begin operations by the end of the first quarter of 2002.
     European Marine Contractors Ltd. disposition. In October 2001, we signed an agreement to sell our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture in the Energy Services Group, to our joint venture partner, Saipem. The sale was finalized in January 2002 and we received $115 million in cash plus a contingent payment based on a formula linked to the Oil Service Index performance that was exercised in February 2002 for $19 million in cash. We expect to record a pretax gain of $108 million or $0.15 per diluted share after-tax in the first quarter of 2002.

     Dresser Equipment Group divestiture. Between October 1999 and April 2001, we disposed of all the businesses in the Dresser Equipment Group. See Note 3.
     LWD divestiture. In March 1999, in connection with the Dresser Industries, Inc. merger, we sold the majority of our pre-merger worldwide logging-while-drilling business and a portion of the pre-merger measurement-while-drilling business. The sale was in accordance with a consent decree with the United States Department of Justice. This business was previously part of the Energy Services Group. We continue to provide separate logging-while-drilling services through our Sperry-Sun Drilling Systems business line, which was acquired as part of the merger with Dresser Industries, Inc. and is now part of the Energy Services Group. In addition, we will continue to provide sonic logging-while-drilling services using technologies we had before the merger with Dresser Industries, Inc.

Note 3. Discontinued Operations
     In 1999, the Dresser Equipment Group was comprised of six operating divisions and two joint ventures that manufactured and marketed equipment used primarily in the energy, petrochemical, power and transportation industries. In October 1999, we announced the sales of our 49% interest in the Ingersoll-Dresser Pump joint venture and our 51% interest in the Dresser-Rand joint venture to Ingersoll-Rand. The sales were triggered by Ingersoll-Rand's exercise of its option under the joint venture agreements to cause us to either buy their interests or sell ours. Both joint ventures were part of the Dresser Equipment Group. Our Ingersoll-Dresser Pump interest was sold in December 1999 for approximately $515 million. We recorded a gain on disposition of discontinued operations of $253 million before tax, or $159 million after-tax, for a net gain of $0.36 per diluted share in 1999 from the sale of Ingersoll-Dresser Pump. Proceeds from the sale, after payment of our intercompany balance, were received in the form of a $377 million promissory note with an annual interest rate of 3.5% which was collected on January 14, 2000. On February 2, 2000, we completed the sale of our 51% interest in Dresser-Rand for a price of $579 million. Proceeds from the sale, net of intercompany amounts payable to the joint venture, were $536 million, resulting in a gain on disposition of discontinued operations of $356 million before tax, or $215 million after-tax, for a net gain of $0.48 per diluted share in the first quarter of 2000.
     These joint ventures represented nearly half of the group's revenues and operating profit in 1999. The sale of our interests in the segment's joint ventures prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that the remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group.
     We sold these businesses on April 10, 2001. As part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group, which has been renamed Dresser, Inc. In the second quarter of 2001, we recognized a pretax gain on the sale of discontinued operations of $498 million, or $299 million after-tax. Total value under the agreement was $1.55 billion, less assumed liabilities, and resulted in cash proceeds of $1.27 billion from the sale. In connection with the sale, we accrued disposition related costs, realized $68 million of noncurrent deferred income tax assets, and reduced employee compensation and benefit liabilities by $152 million for liabilities assumed by the purchaser. The employee compensation and benefit liabilities were previously included in "Employee compensation and benefits" in the consolidated balance sheets.
     The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements. During 2001, we recorded as expense to discontinued operations $99 million, net of anticipated insurance recoveries for asbestos claims. This expense primarily consisted of $91 million relating to Harbison-Walker asbestos claims arising after our divestiture of Harbison-Walker in 1992. See Note 9.

Income (loss) from Operations
of Discontinued Businesses               Years ended December 31
                                 -----------------------------------------
Millions of dollars                  2001        2000          1999
--------------------------------------------------------------------------
Revenues                            $  359      $ 1,400       $ 2,585
==========================================================================
Operating income                    $   37      $   158       $   249
Other income and expense                 -            -            (1)
Asbestos litigation claims,
    net of insurance recoveries        (99)           -             -
Tax benefit (expense)                   20          (60)          (98)
Minority interest                        -            -           (26)
--------------------------------------------------------------------------
Net income (loss)                   $  (42)     $    98       $   124
==========================================================================

     Gain on disposal of discontinued operations reflects the gain on the sale of the remaining businesses within the Dresser Equipment Group in the second quarter of 2001, the gain on the sale of Dresser-Rand in February 2000 and the gain on the sale of Ingersoll-Dresser Pump in December 1999.

Gain on Disposal of Discontinued Operations
Millions of dollars                                    2001          2000          1999
---------------------------------------------------------------------------------------------
Proceeds from sale, less intercompany settlement     $  1,267       $   536       $   377
Net assets disposed                                      (769)         (180)         (124)
---------------------------------------------------------------------------------------------
Gain before taxes                                         498           356           253
Income taxes                                             (199)         (141)          (94)
---------------------------------------------------------------------------------------------
Gain on disposal of discontinued operations          $    299       $   215       $   159
=============================================================================================

     Net assets of discontinued operations at December 31, 2001 are zero and at December 31, 2000 are composed of the following items:

Millions of dollars                                   2000
-----------------------------------------------------------------
Receivables                                          $  286
Inventories                                             255
Other current assets                                     22
Accounts payable                                       (104)
Other current liabilities                              (161)
-----------------------------------------------------------------
Net current assets of discontinued operations        $  298
=================================================================

Net property, plant and equipment                    $  219
Net goodwill                                            257
Other assets                                             30
Employee compensation and benefits                     (113)
Other liabilities                                        (2)
-----------------------------------------------------------------
Net noncurrent assets of discontinued operations     $  391
=================================================================

Note 4. Business Segment Information
     We have two business segments - Energy Services Group and Engineering and Construction Group. Dresser Equipment Group is presented as part of discontinued operations through March 31, 2001 as a result of the sale in April 2001 of the remaining businesses within Dresser Equipment Group. See Note 3. Our segments are organized around the products and services provided to our customers. During the fourth quarter of 2000, we announced restructuring plans to combine all engineering, construction, fabrication and project management operations into one company, Halliburton KBR, reporting as our Engineering and Construction Group. This restructuring resulted in some activities moving from the Energy

Services Group to the Engineering and Construction Group, effective January 1, 2001. Prior periods have been restated for this change.
     Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
          -   Halliburton  Energy  Services  provides  oilfield  services   and
              products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, integrated solutions, and reservoir description;
          - Landmark Graphics provides integrated exploration and production software information systems, data management services and professional services to the petroleum industry; and
          - Other product service lines provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipeline services for offshore customers; pipecoating services; feasibility, conceptual and front-end engineering and design, detailed engineering, procurement, construction site management, commissioning, start-up and debottlenecking of both onshore and offshore facilities; and
              large integrated engineering, procurement, and construction projects containing both surface and sub-surface components.
     Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as Halliburton KBR, includes the following five product lines:
          - Onshore operations comprises engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants;
          - Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
          - Government operations provides operations, maintenance and logistics activities for government facilities and installations;
          - Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications; and
          - Asia Pacific operations, based in Australia, provides civil engineering and consulting services.
     General corporate. General corporate represents assets not included in a business segment and is primarily composed of receivables, deferred tax assets and other shared assets, including the investment in an enterprise-wide information system.
     Intersegment revenues included in the revenues of the business segments and revenues between geographic areas are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.
     The tables below present information on our continuing operations business segments.

Operations by Business Segment
                                                           Years ended December 31
                                                 ------------------------------------------
Millions of dollars                                  2001          2000          1999
-------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                              $   8,722      $  6,776     $   5,921
Engineering and Construction Group                     4,324         5,168         6,392
-------------------------------------------------------------------------------------------
Total                                              $  13,046      $ 11,944     $  12,313
===========================================================================================
Operating income:
Energy Services Group                              $   1,015      $    582     $     250
Engineering and Construction Group                       143           (42)          175
Special credits                                            -             -            47
General corporate                                        (74)          (78)          (71)
-------------------------------------------------------------------------------------------
Total                                              $   1,084      $    462     $     401
===========================================================================================
Capital expenditures:
Energy Services Group                              $     705      $    494     $     413
Engineering and Construction Group                        47            33            35
General corporate and shared assets                       45            51            72
-------------------------------------------------------------------------------------------
Total                                              $     797      $    578     $     520
===========================================================================================
Depreciation, depletion and amortization:
Energy Services Group                              $     430      $    403     $     409
Engineering and Construction Group                        44            53            55
General corporate and shared assets                       57            47            47
-------------------------------------------------------------------------------------------
Total                                              $     531      $    503     $     511
===========================================================================================

Total assets:
Energy Services Group                              $   7,075      $  6,086     $   5,464
Engineering and Construction Group                     2,674         2,408         1,985
Net assets of discontinued operations                      -           690         1,103
General corporate and shared assets                    1,217         1,008         1,087
--------------------------------------------------------------------------------------------
Total                                              $  10,966      $ 10,192     $   9,639
============================================================================================
Research and development:
Energy Services Group                              $     226      $    224     $     207
Engineering and Construction Group                         7             7             4
--------------------------------------------------------------------------------------------
Total                                              $     233      $    231     $     211
============================================================================================
Special credits:
Energy Services Group                              $       -      $      -     $     (41)
Engineering and Construction Group                         -             -            (4)
General corporate                                          -             -            (2)
--------------------------------------------------------------------------------------------
Total                                              $       -      $      -     $     (47)
============================================================================================

Operations by Geographic Area
                                                          Years ended December 31
                                                  ------------------------------------------
Millions of dollars                                   2001          2000          1999
--------------------------------------------------------------------------------------------
Revenues:
United States                                       $   4,911      $  4,073     $   3,727
United Kingdom                                          1,800         1,512         1,656
Other areas (numerous countries)                        6,335         6,359         6,930
--------------------------------------------------------------------------------------------
Total                                               $  13,046      $ 11,944     $  12,313
============================================================================================
Long-lived assets:
United States                                       $   3,030      $  2,068     $   1,801
United Kingdom                                            617           525           684
Other areas (numerous countries)                          744           776           643
--------------------------------------------------------------------------------------------
Total                                               $   4,391      $  3,369     $   3,128
============================================================================================

Note 5. Inventories
     Inventories to support continuing operations at December 31, 2001 and 2000 are composed of the following:

Millions of dollars                2001          2000
------------------------------------------------------------
Finished products and parts       $  520         $  486
Raw materials and supplies           192            178
Work in process                       75             59
------------------------------------------------------------
Total                             $  787         $  723
============================================================

     Inventories on the last-in, first-out method were $54 million at December 31, 2001 and $66 million at December 31, 2000. If the average cost method had been used, total inventories would have been about $20 million higher than reported at December 31, 2001, and $28 million higher than reported at December 31, 2000.

Note 6. Property, Plant and Equipment
     Property, plant and equipment to support continuing operations at December 31, 2001 and 2000 are composed of the following:

Millions of dollars                          2001          2000
---------------------------------------------------------------------
Land                                       $     82      $     83
Buildings and property improvements             942           968
Machinery, equipment and other                4,926         4,509
---------------------------------------------------------------------
Total                                         5,950         5,560
Less accumulated depreciation                 3,281         3,150
---------------------------------------------------------------------
Net property, plant and equipment          $  2,669      $  2,410
=====================================================================

     At December 31, 2001 machinery, equipment and other property includes oil and gas investments of approximately $423 million and software developed for an information system of $233 million. At December 31, 2000 machinery, equipment and other property includes oil and gas investments of approximately $363 million and software developed for an information system of $223 million.

Note 7. Related Companies
     We conduct some of our operations through various joint ventures which are in partnership, corporate and other business forms, and are principally accounted for using the equity method. Information pertaining to related companies for our continuing operations is set out below.

     The larger unconsolidated entities include European Marine Contractors, Ltd., and Bredero-Shaw which are both part of the Energy Services Group. We sold our 50% interest in European Marine Contractors, Ltd., in January 2002. See Note
2. Bredero-Shaw, which is 50%-owned, specializes in pipecoating.
     Combined summarized financial information for all jointly owned operations which are not consolidated is as follows:

Combined Operating Results               Years ended December 31
                                 ------------------------------------------
Millions of dollars                  2001          2000          1999
---------------------------------------------------------------------------
Revenues                            $  1,987      $  3,098      $  3,215
===========================================================================
Operating income                    $    231      $    192      $    193
===========================================================================
Net income                          $    169      $    169      $    127
===========================================================================

Combined Financial Position               December 31
                                  -----------------------------
Millions of dollars                    2001          2000
---------------------------------------------------------------
Current assets                       $  1,818      $  1,604
Noncurrent assets                       1,672         1,307
---------------------------------------------------------------
Total                                $  3,490      $  2,911
===============================================================
Current liabilities                  $  1,522      $  1,238
Noncurrent liabilities                  1,272           947
Minority interests                          2             2
Shareholders' equity                      694           724
---------------------------------------------------------------
Total                                $  3,490      $  2,911
===============================================================

Note 8. Lines of Credit, Notes Payable and Long-Term Debt
     At December 31, 2001, we had committed lines of credit totaling $700 million, of which $350 million expires in 2002 and $350 million expires in 2006. There were no borrowings outstanding under these lines of credit. These lines are not available if our senior unsecured long-term debt is rated lower than BBB- by Standard & Poor's Ratings Service Group or lower than Baa3 by Moody's Investors' Services.
Fees for committed lines of credit were immaterial.
     Short-term debt consists primarily of $25 million in commercial paper with an effective interest rate of 2.9% and $19 million of other facilities with varying rates of interest.
     Long-term debt at the end of 2001 and 2000 consists of the following:

Millions of dollars                                         2001          2000
------------------------------------------------------------------------------------
7.6% debentures due August 2096                            $   300       $   300
8.75% debentures due February 2021                             200           200
8% senior notes due April 2003                                 139           139
Medium-term notes due 2002 through 2027                        825           400
Effect of interest rate swaps                                    3             -
Term loans at LIBOR (GBP) plus 0.75% payable in
    semiannual installments through March 2002                   4            11
Other notes with varying interest rates                         13             7
------------------------------------------------------------------------------------
Total long-term debt                                         1,484         1,057
Less current portion                                            81             8
------------------------------------------------------------------------------------
Noncurrent portion of long-term debt                       $ 1,403       $ 1,049
====================================================================================

     The 7.6% debentures due 2096, 8.75% debentures due 2021, and 8% senior notes due 2003 may not be redeemed prior to maturity and do not have sinking fund requirements.

     On July 12, 2001, we issued $425 million of two and five year notes under our medium-term note program. The notes consist of $275 million 6% fixed rate notes due August 2006 and $150 million LIBOR + 0.15% floating rate notes due July 2003. At December 31, 2001, we have outstanding notes under our medium-term note program as follows:

      Amount              Due             Rate      Issue Price
-----------------------------------------------------------------
  $  75 million         08/2002          6.30%          Par
  $ 150 million         07/2003        Floating%        Par
  $ 275 million         08/2006          6.00%         99.57%
  $ 150 million         12/2008          5.63%         99.97%
  $  50 million         05/2017          7.53%          Par
  $ 125 million         02/2027          6.75%         99.78%
-----------------------------------------------------------------

     Each holder of the 6.75% medium-term notes has the right to require us to repay the holder's notes in whole or in part, on February 1, 2007. We may redeem the 5.63% and 6.00% medium-term notes in whole or in part at any time. Other notes issued under the medium-term note program may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements.
     We manage our ratio of fixed variable rate debt and accordingly have entered into two interest rate swaps during the second half of 2001 on a portion of our newly issued 6% fixed rate medium-term notes and on our 8% senior notes. The interest rate swap agreements have notional amounts of $150 million and $139 million. The interest rate swaps have been designated as fair value hedges under SFAS No. 133. See Note 16. At December 31, 2001 the fair value of the interest rate swap on our 6% fixed rate medium-term notes was $3.4 million which has been classified in "Other assets." The fair value of the interest rate swap on our 8% senior notes at December 31, 2001 was a $0.2 million liability and has been classified in "Other liabilities." The hedged portion of the long-term debt is recorded at fair value. We account for these interest rate swaps using the short-cut method, as described in SFAS No. 133, and determined there was no ineffectiveness for the period ending December 31, 2001. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest expense. The interest rate swaps resulted in a decrease to interest expense of $2.6 million for the year ended December 31, 2001.
     Our debt matures as follows: $81 million in 2002; $291 million in 2003; $2 million in 2004 and 2005; $277 million in 2006; and $828 million thereafter.

Note 9. Commitments and Contingencies
     Leases. At year end 2001, we were obligated under noncancelable operating leases, expiring on various dates through 2021, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rentals charged to continuing operations, net of sublease rentals, for noncancelable leases in 2001, 2000, and 1999 were as follows:

Millions of dollars      2001          2000         1999
-------------------------------------------------------------
Rental expense          $ 172         $ 149        $ 139
=============================================================

     Future total rentals on noncancelable operating leases are as follows: $97 million in 2002; $83 million in 2003; $59 million in 2004; $43 million in 2005; $30 million in 2006; and $97 million thereafter.
     Asbestos litigation. Several of our subsidiaries, particularly Dresser Industries, Inc. and Kellogg Brown & Root, Inc., are defendants in a large number of asbestos related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of Dresser Industries, Inc. or in materials used in construction or maintenance projects of Kellogg Brown & Root, Inc. These claims are in three general categories:
          -   refractory claims;
          -   other Dresser Industries, Inc. claims; and
          -   construction claims.

     Refractory claims
     Asbestos was used in a small number of products manufactured or sold by the refractories business of Harbison-Walker Refractories Company, which Dresser Industries, Inc. acquired in 1967. Harbison-Walker was spun-off by Dresser Industries, Inc. in 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify Dresser Industries, Inc. from liability for those claims. Dresser Industries, Inc. retained responsibility for asbestos claims filed before the spin-off. After the spin-off, Dresser Industries, Inc. and Harbison-Walker entered into coverage-in-place agreements with a number of insurance companies. Those agreements provide both Dresser Industries, Inc. and Harbison-Walker access to the same insurance coverage to reimburse them for defense costs, settlements and court judgments they pay to resolve refractory claims.
     As of December 31, 2001 there were approximately 7,000 open and unresolved pre-spin-off refractory claims against Dresser Industries, Inc. In addition, there were approximately 125,000 post spin-off claims that name Dresser Industries, Inc. as a defendant. Dresser Industries, Inc. has taken up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies can access for these claims.
     Other Dresser Industries, Inc. claims
     As of December 31, 2001, there were approximately 110,000 open and unresolved claims alleging injuries from asbestos used in several other types of products formerly manufactured by Dresser Industries, Inc. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
     Construction claims
     Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root, Inc. As of December 31, 2001, there were approximately 32,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Less than 1,000 of these claims are asserted against The M.W. Kellogg Company. A prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root, Inc. a contractual indemnification for those claims.
     Harbison-Walker Chapter 11 bankruptcy
     Harbison-Walker was spun-off by Dresser Industries, Inc. in 1992. At that time Harbison-Walker agreed to assume liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify Dresser Industries, Inc. from liability for those claims. On February 14, 2002 Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States
Bankruptcy Code in the bankruptcy court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the bankruptcy code to propose and have confirmed a plan of reorganization that provides for distributions for all legitimate asbestos pending and future claims against it or for which it has agreed to indemnify and defend Dresser Industries, Inc. If a plan of reorganization is ultimately confirmed, all pending and future Harbison-Walker related asbestos claims against Harbison-Walker or Dresser Industries, Inc. could be channeled to a Section 524(g)/105 trust for resolution and payment. In order for a trust to be confirmed, at least a majority of the equity ownership of Harbison-Walker would have to be contributed to the trust. Creation of a trust would also require the approval of 75% of the asbestos claimant creditors of Harbison-Walker.
     In connection with the Chapter 11 filing by Harbison-Walker, the bankruptcy court issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against Dresser Industries, Inc. in numerous courts throughout the United States. On February 21, 2002, the bankruptcy court extended the time period of the stay until April 4, 2002, when the bankruptcy court will hold a hearing to decide if the stay will continue or be modified. The stayed asbestos claims are those covered by insurance that both Dresser Industries, Inc. and Harbison-Walker can access to pay defense costs, settlements and judgments attributable to asbestos claims. The stayed claims include approximately 132,000 post-1992 spin-off refractory claims, 7,000 pre-spin-off refractory claims and approximately 96,000 other types of asbestos claims pending against Dresser Industries, Inc. that are covered by the same shared insurance. Approximately 46,000 of the claims in the third category are claims made against Dresser Industries, Inc. based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and Dresser Industries, Inc. time to develop and propose a plan of reorganization.

     The stay issued on February 14, 2002, and extended on February 21, 2002, is temporary until the bankruptcy court completes a hearing currently scheduled for April 4, 2002. At the conclusion of that hearing, the bankruptcy court may issue a preliminary injunction continuing the stay or it may modify or dissolve the stay as it applies to Dresser Industries, Inc. It is also possible that the bankruptcy court will schedule future hearings while continuing or modifying the stay. At present, there is no assurance that a stay will remain in effect, that a plan of reorganization will ultimately be proposed or confirmed, or that any plan that is confirmed will provide relief to Dresser Industries, Inc. If a plan is not ultimately confirmed that provides relief to Dresser Industries, Inc., it will be required to defend all open claims in the courts in which they have been filed, possibly with reduced access to the insurance shared with Harbison-Walker.
     Dresser Industries, Inc. has agreed to provide $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding. On February 14, 2002, Dresser Industries, Inc. paid $40 million to Harbison-Walker's U.S. parent holding company, RHI Refractories Holding Company which we will charge to discontinued operations in the first quarter of 2002. The first payment was made on the filing of the bankruptcy petition. Dresser Industries, Inc. had to act to protect its insurance asset from dissipation by Harbison-Walker if there was going to be any potential to resolve the asbestos claims through the creation of a Section 524(g)/105 trust. The payment to RHI Refractories led RHI Refractories to forgive certain inter-company debt owed to it by Harbison-Walker, thus increasing the assets of Harbison-Walker. Dresser Industries, Inc. will pay another $35 million to RHI if a plan of reorganization acceptable to Dresser Industries, Inc. is proposed in the bankruptcy proceedings. A further $85 million will be paid to RHI if a plan acceptable to Dresser Industries, Inc. is approved by 75% of the Harbison-Walker asbestos claimant creditors and is confirmed by the bankruptcy court. Dresser Industries, Inc., Harbison-Walker and RHI and its affiliates have settled all litigation among them.
     Asbestos insurance coverage
     We have insurance coverage that reimburses us for a substantial portion of the costs we incur defending against asbestos claims. This coverage also reimburses us for a substantial portion of amounts we pay to settle claims and amounts awarded in court judgments. The coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for our subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance coverage available to us depends on the nature and time of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and other factors.
     Refractory claims insurance
     Dresser Industries, Inc. has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos claims of which over half is with Equitas. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Recently, however, Equitas and other London-based companies have imposed new restrictive documentation requirements on Dresser Industries, Inc. and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure. On August 7, 2001 Dresser Industries, Inc. filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting Dresser Industries, Inc.'s rights under existing coverage-in-place agreements. These agreements allow Dresser Industries, Inc. to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when we believe settlements are an effective claims management strategy. We believe that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies Dresser Industries, Inc. has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered. Also, they continue to pay previously agreed to amounts of defense costs Dresser Industries, Inc. incurs defending refractory asbestos claims. If a Section 524(g)/105 trust is confirmed as part of the Harbison-Walker bankruptcy proceedings, this insurance will be used to fund that trust.

     Other Dresser Industries, Inc. claims insurance
     Dresser Industries, Inc. has insurance that covers other open asbestos claims against it. Some of this insurance covers Dresser Industries, Inc. entities acquired prior to the 1986 asbestos exclusions. Many of the traditional Dresser Industries, Inc. product manufacturing companies or divisions are covered under these policies. Other coverage is provided by a number of different policies which Dresser Industries, Inc. acquired rights to access for coverage of asbestos claims when it acquired businesses from other companies. A significant portion of this insurance coverage is shared with Federal-Mogul Corporation, which is now in reorganization under Chapter 11 of the bankruptcy code. The effect of that bankruptcy on Dresser Industries, Inc.'s ability to continue to access this shared insurance is uncertain.
     On August 28, 2001, Dresser Industries, Inc. filed a separate lawsuit against Equitas and other London-based companies that provide some of this insurance. This lawsuit is similar to the lawsuit described under Refractory Claims Insurance above that seeks to prevent insurance companies from unilaterally modifying the terms of existing coverage-in-place agreements.
     Construction claims insurance
     Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. At present, Highlands is not paying any portion of the settlement or defense costs we incur for construction asbestos claims. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. Although we do not believe that a termination of this insurance occurred, in March 2001, the Chancery Court ruled that a termination did occur and that Highlands is not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. A three Justice panel of the Delaware Supreme Court heard oral arguments of our appeal of this decision on September 17, 2001. The appeal will be reargued before the entire Delaware Supreme Court on March 12, 2002. We believe the Chancery Court's decision is wrong and that the Delaware Supreme Court will reverse and return the case to the Chancery Court for a trial on the merits. We expect, based on an opinion from our outside legal counsel, to ultimately prevail in this litigation. We anticipate the Delaware Supreme Court's decision later this year.
     In addition, on April 24, 2000, we filed a lawsuit in Harris County, Texas, asserting that Highlands has breached its contractual obligations to provide coverage for asbestos claims under the policies it wrote for Brown & Root, Inc. This lawsuit is stayed pending resolution of the Delaware litigation. We are aware that Highland's financial condition has deteriorated since this litigation began. A.M. Best has reduced its rating for Highlands to "C-" (weak) and
Highlands has ceased all of its underwriting operations. However, we believe that once the Delaware litigation is successfully concluded in our favor as we expect, Highlands has the ability to reimburse us for a substantial portion of the defense, settlement and other costs we incur defending Brown & Root, Inc. open asbestos claims. If Highlands becomes unable to pay amounts owed to us for coverage of Brown & Root, Inc. open asbestos claims, we have the right to seek reimbursement from the Texas Property and Casualty Guaranty Association. This association consists of and is funded by all insurance companies permitted to write insurance in Texas. It provides protection to insured parties and claimants when an insurance company licensed in Texas becomes insolvent. This protection is limited and there are a number of issues that would need to be resolved if we seek to collect from the association if Highlands becomes insolvent.
     Significant asbestos judgments on appeal
     During  2001,   there  were  several  adverse   judgments  in  trial  court
proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the bankruptcy court, as described in the Harbison-Walker Chapter 11 bankruptcy section above, until at least April 4, 2002.
     On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against Dresser Industries, Inc. and another defendant. Dresser Industries, Inc. is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. We believe that during the trial the court committed numerous errors, including prohibiting Dresser Industries, Inc. from presenting evidence that the alleged illness of the plaintiffs was caused by products of other companies that had previously settled with the plaintiffs. We intend to appeal this judgment and believe that the Texas appellate courts will ultimately reverse this judgment.
     On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending Dresser Industries, Inc. pursuant to the agreement by which Harbison-Walker was spun-off by Dresser Industries, Inc. in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not Dresser Industries, Inc. Dresser Industries, Inc. intends to appeal these three judgments on the grounds that it was not a party to the settlement agreements and it did not authorize anyone to settle on its behalf. We believe that these judgments are contrary to applicable law and will be reversed.
     On  December  5, 2001,  a jury in the  Circuit  Court for  Baltimore  City,
Maryland,   returned  verdicts  against  Dresser  Industries,   Inc.  and  other
defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. Dresser Industries, Inc.'s portion of the verdicts was approximately $30 million. Dresser Industries, Inc. believes that the trial court committed numerous errors and that the trial evidence did not support the verdicts. The trial court has entered judgment on these verdicts. Dresser Industries, Inc. intends to appeal the judgment to the Maryland Supreme Court where we expect the judgment will be significantly reduced, if not totally reversed.
     On October 25, 2001, in the Circuit Court of Holmes County, Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. and two other companies. Dresser Industries, Inc.'s share of the verdict was $21.5 million. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. We believe there were serious errors during the trial and we intend to appeal this judgment to the Mississippi Supreme Court. We believe the judgment will ultimately be reversed because there was a total lack of evidence that the plaintiffs were exposed to a Harbison-Walker product or that they suffered compensatory damages. Also, there were procedural errors in the selection of the jury.
     Asbestos claims history. Since 1976, approximately 474,500 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the fourth quarter of 2001 we received approximately 14,000 new claims, compared to 16,000 new claims in the third quarter, 27,000 new claims in the second quarter and 18,000 new claims in the first quarter of 2001. Included in these numbers are new Harbison-Walker claims of approximately 4,000 in the fourth quarter and 3,000 in the third quarter. During the fourth quarter of 2001, we closed approximately 7,000 claims, resulting in approximately 36,000 closed claims during 2001. The number of open claims pending against us at the end of each quarter of 2001 and at the end of the two preceding years is as follows:

                               Total Open
      Period Ending              Claims
----------------------------------------------
December 31, 2001               274,000
September 30, 2001              146,000
June 30, 2001                   145,000
March 31, 2001                  129,000
December 31, 2000               117,000
December 31, 1999               107,700
==============================================

     The claims reported above at December 31, 2001 include approximately 125,000 Harbison-Walker refractory related claims that name Dresser Industries, Inc. as a defendant. These claims were added to the open claim total during the fourth quarter.

     We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When that is not possible, we contest claims in court. Since 1976 we have closed approximately 200,500 claims through settlements and court proceedings at a total cost of approximately $150 million. We have received or expect to receive from our insurers all but approximately $40 million of this cost, resulting in an average net cost per closed claim of less than $200.
     Reserves for asbestos claims. We have accrued reserves for our estimate of our liability for known open asbestos claims. We have not accrued reserves for unknown claims that may be filed against us in the future. Our estimate of the cost of resolving open claims is based on our historical litigation experience on closed claims, completed settlements and our estimate of amounts we will recover from insurance companies. Our estimate of recoveries from insurance companies with which we have coverage-in-place agreements is based on those agreements. In those instances in which agreements are still in negotiation or in litigation, our estimate is based on our expectation of our ultimate recovery from insurance companies. We believe that the insurance companies with which we have signed agreements will be able to meet their obligations under these agreements for the amounts due to us. A summary of our reserves for open claims and corresponding insurance recoveries is as follows:

                                                     December 31
                                             -----------------------------
Millions of dollars                               2001          2000
--------------------------------------------------------------------------
Asbestos litigation claims                      $    737      $     80
--------------------------------------------------------------------------
Estimated insurance recoveries:
    Highlands Insurance Company                      (45)          (39)
    Other insurance carriers                        (567)          (12)
--------------------------------------------------------------------------
Insurance for asbestos litigation claims            (612)          (51)

--------------------------------------------------------------------------
Net liability for known open asbestos claims    $    125      $     29
==========================================================================

     These insurance receivables and reserves are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims.
     In addition to these asbestos reserves, our accounts receivable include $35 million we expect to collect from Highlands Insurance Company for settlements and defense costs we have already incurred for construction asbestos claims. If we are ultimately unsuccessful in the Highlands litigation, we will be unable to collect this $35 million as well as the $45 million estimated recovery from Highlands included in our asbestos reserves summarized above. If this occurs, it may have a material adverse impact on the results of our operations and our financial position at that time.
     Accounts receivable for billings to other insurance companies for payments made on asbestos claims were $18 million at December 31, 200l and $13 million at December 31, 2000.
     We have not accrued reserves for unknown claims that may be asserted against us in the future. We have not had sufficient information to make a reasonable estimate of future claims. However, we recently retained a leading claim evaluation firm to assist us in making an estimate of our potential liability for asbestos claims that may be asserted against us in the future. When the evaluation firm's analysis is completed it is likely that we will accrue a material liability for future claims that may be asserted against us. We expect the analysis will be completed during the second quarter of 2002 and that we will accrue the liability at the end of the quarter. At the same time we will accrue a receivable for related insurance proceeds we expect to collect when future claims are actually paid.
     The uncertainties of asbestos claim litigation and resolution of the litigation with insurance companies described above make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse court rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims and our estimate of amounts we will recover from insurance, we believe that the open asbestos claims pending against us will be resolved without a material adverse effect on our financial position or the results of our operations.
     Fort Ord litigation. Brown & Root Services, now operating as Kellogg Brown & Root, has been a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. On February 8, 2002, this lawsuit and a related grand jury investigation were settled. Kellogg Brown & Root made a $2 million payment to the United States government and paid the former employee's legal expenses. Kellogg Brown & Root denied wrongdoing and did not admit liability. The United States agreed to suspend further investigation and forgo any further sanctions with regard to the Ft. Ord contract. Kellogg Brown & Root's ability to perform further work for the United States government has not been impaired.
     BJ Services patent litigation. On March 17, 2000, BJ Services Company filed a lawsuit against us in the United States District Court in Houston, Texas. The lawsuit alleges that a well fracturing fluid system used by Halliburton Energy Services infringes a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. A jury trial is scheduled for March 2002. We expect BJ will seek several hundred million dollars of damages and an injunction to prevent us from using one of our competing fracturing fluids. We also expect BJ to allege that we intentionally infringed its patent and to seek treble damages. We do not believe we have infringed BJ's patent and we have filed a counterclaim that the patent is invalid and unenforceable. We also believe that BJ's large damage claims are unsupportable. We believe that we have no liability for infringement of the BJ patent. However, if the patent is found to be enforceable and we are found to have infringed it, we could be held liable for damages in an amount that has a material adverse effect on our financial position and the results of our operations.
     Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
     We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations.
     During the second quarter of 2001, we accrued $15 million for environmental matters related to liabilities retained on properties included in the sale of Dresser Equipment Group. Our accrued liabilities for environmental matters were $49 million as of December 31, 2001 and $31 million as of December 31, 2000.
     Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.
     Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $241 million which relate to our joint ventures' operations. In addition, $320 million of these financial instruments include provisions that allow the banks to require cash collateralization if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Sevices and $149 million where banks may require cash collateralization if either debt rating falls below investment grade. These letters of credit and bank guarantees relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance. In the past, no significant claims have been made against these financial instruments. We do not anticipate material losses to occur as a result of these financial instruments.

Note 10. Income Per Share

Millions of dollars and shares
except per share data                                              2001          2000          1999
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
    change in accounting method, net                              $   551       $    188      $    174
==========================================================================================================

Basic weighted average shares                                         428            442           440
Effect of common stock equivalents                                      2              4             3
----------------------------------------------------------------------------------------------------------
Diluted weighted average shares                                       430            446           443
==========================================================================================================

Income per common share from continuing operations
    before change in accounting method, net:
Basic                                                             $  1.29       $   0.42      $   0.40
==========================================================================================================
Diluted                                                           $  1.28       $   0.42      $   0.39
==========================================================================================================

     Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Included in the computation of diluted income per share are rights we issued in connection with the PES acquisition for between 850,000 and 2.1 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 10 million shares of common stock in 2001, 1 million shares in 2000 and 2 million shares in 1999. These options were outstanding during these years, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 11. Engineering and Construction Reorganization
     The table below summarizes non-recurring charges of $36 million pretax recorded in the Engineering and Construction Group segment in December 2000 related to the reorganization of our engineering and construction businesses.

                                           Asset
                                          Related      Personnel
Millions of dollars                       Charges       Charges       Total
-------------------------------------------------------------------------------
2000 charges                             $   20         $   16       $   36
Utilized in 2000                            (20)             -          (20)
-------------------------------------------------------------------------------
Balance December 31, 2000                     -             16           16
Utilized in 2001                              -            (11)         (11)
Adjustments of estimate to actual             -             (4)          (4)
-------------------------------------------------------------------------------
Balance December 31, 2001                $    -         $    1       $    1
===============================================================================

     These charges were reflected in the following captions of the consolidated statements of income:

                                     Year ended
                                     December 31
                                 --------------------
Millions of dollars                     2000
-----------------------------------------------------
Cost of services                       $   30
General and administrative                  6
-----------------------------------------------------
Total                                  $   36
=====================================================

     Asset Related Charges
     As a result of the reorganization of the engineering and construction businesses, we took actions in the fourth quarter of 2000 to rationalize our cost structure including write-offs of equipment, engineering reference designs and capitalized software. Cost of services includes $20 million of charges for equipment, licenses and engineering reference designs related to specific projects that were discontinued as a result of the reorganization. Equipment and licenses with a net book value of $10 million were abandoned. Engineering reference designs specific to a project with a net book value of $4 million were written off. Software developed for internal use with a net book value of $6 million which we no longer plan to use due to standardization of systems was also written off.
     Personnel Charges
     Personnel charges of $16 million include severance and related costs incurred for the planned reduction of approximately 30 senior management positions. As of December 31, 2001, payments of $11 million had been made and the elimination of personnel was substantially complete. In January 2002, the last of the planned personnel actions was completed.

Note 12. Change in Accounting Method
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We have reviewed this new statement and have determined that our reporting units as defined under SFAS No. 142 will be the same as our reportable operating segments; Energy Services Group and Engineering and Construction Group. We have completed our step one goodwill impairment analysis as of January 1, 2002 to estimate the fair value of each of our reporting units and that analysis indicates that we do not have a goodwill impairment as a result of adopting SFAS No. 142. Amortization of goodwill for 2001 totaled $42 million pretax and $38 million after-tax.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138. This standard requires entities to recognize all derivatives on the statement of financial position as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values is specified in the standard depending on the intended use of the derivative and other criteria. We adopted SFAS No. 133 effective January 2001 and recorded a gain of $1 million after-tax for the cumulative effect of adopting the change in accounting method. We do not expect future measurements at fair value under the new accounting method to have a material effect on our financial condition or results of operations.
     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." This Statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted Statement of Position 98-5 effective January 1, 1999 and recorded expense of $30 million pretax or $19 million after-tax or $0.04 per diluted share. The components of the $30 million pretax cost, all contained within the Energy Services Group, that were previously deferred include:
          - $23 million for mobilization costs associated with specific contracts and for installation of offshore cementing equipment onto third party marine drilling rigs or vessels; and
          - $7 million for costs incurred opening a new manufacturing facility in the United Kingdom.

Note 13. Income Taxes
     The components of the (provision) benefit for income taxes are:

                                                        Years ended December 31
                                              -------------------------------------------
Millions of dollars                               2001          2000           1999
-----------------------------------------------------------------------------------------
Current income taxes:
Federal                                         $   (146)      $   (16)      $   137
Foreign                                             (157)         (114)          (64)
State                                                (20)           (5)           (2)
-----------------------------------------------------------------------------------------
Total                                               (323)         (135)           71
-----------------------------------------------------------------------------------------
Deferred income taxes:
Federal                                              (58)          (20)         (175)
Foreign and state                                     (3)           26           (12)
-----------------------------------------------------------------------------------------
Total                                                (61)            6          (187)
-----------------------------------------------------------------------------------------
Total continuing operations                     $   (384)      $  (129)      $  (116)
-----------------------------------------------------------------------------------------
Discontinued operations:
     Current income taxes                            (15)          (60)          (98)
     Deferred income taxes                            35             -             -
Disposal of discontinued operations                 (199)         (141)          (94)
Benefit for change in accounting method                -             -            11
-----------------------------------------------------------------------------------------
Total                                           $   (563)      $  (330)      $  (297)
=========================================================================================

     Included in the current (provision) benefit for income taxes are foreign tax credits of $106 million in 2001, $113 million in 2000 and $52 million in 1999. The United States and foreign components of income before income taxes, minority interests, discontinued operations, and change in accounting method are as follows:

                               Years ended December 31
                        ---------------------------------------
Millions of dollars         2001         2000         1999
---------------------------------------------------------------
United States             $    565      $  128       $  131
Foreign                        389         207          176
---------------------------------------------------------------
Total                     $    954      $  335       $  307
===============================================================

     The primary  components of our deferred tax assets and  liabilities and the
related  valuation   allowances,   including  federal  deferred  tax  assets  of
discontinued operations are as follows:

                                                            December 31
                                                  --------------------------------
Millions of dollars                                    2001            2000
----------------------------------------------------------------------------------
Gross deferred tax assets:
    Employee benefit plans                          $    214        $    265
    Capitalized research and experimentation              46              39
    Accrued liabilities                                  121             118
    Insurance accruals                                    82              99
    Construction contract accounting methods             100             117
    Inventory                                             53              43
    Asbestos                                              44              10
    Intercompany profit                                   54              44
    Net operating loss carryforwards                      44              35
    Intangibles                                           18              20
    Allowance for bad debt                                36              31
    All other                                             41              57
----------------------------------------------------------------------------------
      Total                                         $    853        $    878
----------------------------------------------------------------------------------
Gross deferred tax liabilities:
    Depreciation and amortization                   $    106        $    128
    Nonrepatriated foreign earnings                       36              36
    All other                                            101             103
----------------------------------------------------------------------------------
      Total                                         $    243        $    267
----------------------------------------------------------------------------------
Valuation allowances:
    Net operating loss carryforwards                $     38        $     28
    All other                                              8               8
----------------------------------------------------------------------------------
      Total                                               46              36
----------------------------------------------------------------------------------
Net deferred income tax asset                       $    564        $    575
==================================================================================

     We have accrued for the potential repatriation of undistributed earnings of our foreign subsidiaries and consider earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
     We have net operating loss carryforwards of $95 million which expire in 2002 through 2009. We also have net operating loss carryforwards of $25 million with indefinite expiration dates. Reconciliations between the actual provision for income taxes and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

                                                                    Years ended December 31
                                                             --------------------------------------
Millions of dollars                                             2001         2000         1999
---------------------------------------------------------------------------------------------------
Provision computed at statutory rate                           $  (334)     $  (117)     $  (107)
Reductions (increases) in taxes resulting from:
    Tax differentials on foreign earnings                          (32)         (14)         (14)
    State income taxes, net of federal income tax benefit          (13)          (3)          (1)
    Nondeductible goodwill                                         (11)         (11)         (10)
    Other items, net                                                 6           16           16
---------------------------------------------------------------------------------------------------
    Total continuing operations                                   (384)        (129)        (116)
Discontinued operations                                             20          (60)         (98)
Disposal of discontinued operations                               (199)        (141)         (94)
Benefit for change in accounting method                              -            -           11
---------------------------------------------------------------------------------------------------
    Total                                                      $  (563)     $  (330)     $  (297)
===================================================================================================

Note 14. Common Stock
     Our 1993 Stock and Long-Term Incentive Plan provides for the grant of any or all of the following types of awards:
          - stock options, including incentive stock options and non-qualified stock options;
          - stock appreciation rights, in tandem with stock options or freestanding;
          -   restricted stock;
          -   performance share awards; and
          -   stock value equivalent awards.
Under the terms of the 1993 Stock and Long-Term Incentive Plan as amended, 49 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 16 million shares can be awarded as restricted stock. At December 31, 2001, 22 million shares were available for future grants under the 1993 Stock and Long-Term Incentive Plan of which 11 million shares remain available for restricted stock awards.
     In connection with the acquisition of Dresser Industries, Inc. in 1998, we assumed the outstanding stock options under the stock option plans maintained by Dresser Industries, Inc. Stock option transactions summarized below include amounts for the 1993 Stock and Long-Term Incentive Plan and stock plans of Dresser Industries, Inc. and other acquired companies. No further awards are being made under the stock plans of acquired companies.

                                         Number of        Exercise        Weighted Average
                                          Shares          Price per        Exercise Price
Stock Options                          (in millions)        Share            per Share
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998             13.8      $  3.10 - 61.50       $  29.37
---------------------------------------------------------------------------------------------
    Granted                                   5.6        28.50 - 48.31          36.46
    Exercised                                (1.7)        3.10 - 54.50          24.51
    Forfeited                                (0.6)        8.28 - 54.50          35.61
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1999             17.1      $  3.10 - 61.50       $  32.03
---------------------------------------------------------------------------------------------
    Granted                                   1.7        34.75 - 54.00          41.61
    Exercised                                (3.6)        3.10 - 45.63          25.89
    Forfeited                                (0.5)       12.20 - 54.50          37.13
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2000             14.7      $  8.28 - 61.50       $  34.54
---------------------------------------------------------------------------------------------
    Granted                                   3.6        12.93 - 45.35          35.56
    Exercised                                (0.7)        8.93 - 40.81          25.34
    Forfeited                                (0.5)       12.32 - 54.50          36.83
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2001             17.1      $  8.28 - 61.50       $  35.10
=============================================================================================

     Options outstanding at December 31, 2001 are composed of the following:

                                          Outstanding                                 Exercisable
                         -----------------------------------------------    --------------------------------
                                             Weighted
                                             Average        Weighted                            Weighted
                            Number of       Remaining        Average          Number of         Average
       Range of              Shares        Contractual      Exercise            Shares          Exercise
    Exercise Prices       (in millions)        Life           Price          (in millions)       Price
------------------------------------------------------------------------------------------------------------
  $  8.28 - 29.06               4.9             5.7         $  25.11               4.0          $  24.97
    29.07 - 39.06               4.7             6.7            33.42               2.9             33.58
    39.07 - 39.55               5.3             8.0            39.51               2.2             39.50
    39.56 - 61.50               2.2             6.7            50.22               1.6             50.77
------------------------------------------------------------------------------------------------------------
  $  8.28 - 61.50              17.1             6.8         $  35.10              10.7          $  34.08
============================================================================================================

     There were 8.8 million options exercisable with a weighted average exercise price of $32.81 at December 31, 2000, and 9.5 million options exercisable with a weighted average exercise price of $28.96 at December 31, 1999.

     All stock options under the 1993 Stock and Long-Term Incentive Plan, including options granted to employees of Dresser Industries, Inc. since its acquisition, are granted at the fair market value of the common stock at the grant date.
     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                         Assumptions
           ---------------------------------------------------------------------  Weighted Average
              Risk-Free         Expected           Expected         Expected        Fair Value of
            Interest Rate    Dividend Yield    Life (in years)     Volatility      Options Granted
------------------------------------------------------------------------------------------------------
2001             4.5%             2.3%                5                58%              $ 19.11
2000             5.2%             1.3%                5                54%              $ 21.57
1999             5.8%             1.3%                5                56%              $ 19.77
======================================================================================================

     Stock options generally expire 10 years from the grant date. Stock options under the 1993 Stock and Long-Term Incentive Plan vest ratably over a three or four year period. Other plans have vesting periods ranging from three to 10 years. Options under the Non-Employee Directors' Plan vest after six months.
     We account for the option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards other than for restricted stock grants. Compensation cost for the stock option programs calculated consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," is set forth on a pro forma basis below:

Millions of dollars
except per share data                2001              2000             1999
-----------------------------------------------------------------------------------
Net income:
    As reported                     $   809          $   501           $   438
    Pro forma                           767              460               406
===================================================================================
Diluted earnings per share:
    As reported                     $  1.88          $  1.12           $  0.99
    Pro forma                          1.77             1.03              0.92
===================================================================================

     Restricted shares awarded under the 1993 Stock and Long-Term Incentive Plan were 1,484,034 in 2001, 695,692 in 2000 and 352,267 in 1999. The shares awarded are net of  forfeitures  of 170,050 in 2001,  69,402 in 2000 and 72,483 in 1999.
The weighted average fair market value per share at the date of grant of shares granted was $30.90 in 2001, $42.25 in 2000 and $43.41 in 1999.
     Our Restricted Stock Plan for Non-Employee Directors allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. We reserved 100,000 shares of common stock for issuance to non-employee directors. Under this plan we issued 4,800 restricted shares in 2001, 3,600 restricted shares in 2000 and 4,800 restricted shares in 1999. At December 31, 2001, 33,600 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted was $34.35 in 2001, $46.81 in 2000 and $46.13 in 1999.
     Our Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 2001, 153,050 shares (net of 42,350 shares forfeited) have been issued. Forfeitures were 800 in 2001, 6,450 in 2000 and 8,400 in 1999. No further grants are being made under this plan.
     Under the terms of our Career Executive Incentive Stock Plan, 15 million shares of our common stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 2001, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.

     Restricted shares issued under the 1993 Stock and Long-Term Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2001, the unamortized amount is $87 million. We recognized compensation costs of $23 million in 2001, $18 million in 2000 and $11 million in 1999.
     On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. We repurchased 1.2 million shares at a cost of $25 million in 2001 and 20.4 million shares at a cost of $759 million in 2000.

Note 15. Series A Junior Participating Preferred Stock
     We previously declared a dividend of one preferred stock purchase right on each outstanding share of common stock. The dividend is also applicable to each share of our common stock that was issued subsequent to adoption of the Rights Agreement entered into with Mellon Investor Services LLC. Each preferred stock purchase right entitles its holder to buy one two-hundredth of a share of our Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75. These preferred stock purchase rights are subject to anti-dilution adjustments, which are described in the Rights Agreement entered into with Mellon. The preferred stock purchase rights do not have any voting rights and are not entitled to dividends.
     The preferred stock purchase rights become exercisable in limited circumstances involving a potential business combination. After the preferred stock purchase rights become exercisable, each preferred stock purchase right will entitle its holder to an amount of our common stock, or in some circumstances, securities of the acquirer, having a total market value equal to two times the exercise price of the preferred stock purchase right. The preferred stock purchase rights are redeemable at our option at any time before they become exercisable. The preferred stock purchase rights expire on December 15, 2005. No event during 2001 made the preferred stock purchase rights exercisable.

Note 16. Financial Instruments and Risk Management
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138. This standard requires entities to recognize all derivatives on the balance sheet as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values are specified in the standard depending on the intended use of the derivative and other criteria. We adopted SFAS No. 133 effective January 2001 and recorded a $1 million after-tax credit for the cumulative effect of adopting the change in accounting method. We do not expect future measurements at fair value under the new accounting method to have a material effect on our financial condition or results of operations.
     Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flows resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.
     Foreign currency contracts are not utilized to manage exposures in some currencies due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.
     Assets, liabilities and forecasted cash flows denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to certain assets and liabilities, which are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. While we enter into these instruments to manage the foreign currency risk on these projects, we have chosen not to seek hedge accounting treatment for these contracts. The fair value of these contracts was immaterial as of the end of 2001 and 2000.
     Notional amounts and fair market values. The notional amounts of open forward contracts and options for continuing operations were $505 million at December 31, 2001 and $281 million at December 31, 2000. Amounts related to discontinued operations were $61 million at December 31, 2000. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.
     Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality securities with various investment institutions. We derive the majority of our revenues from sales and services, including engineering and construction, to the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.
     There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.
     Interest rate risk. We have several debt instruments outstanding which have both fixed and variable interest rates. We manage our ratio of fixed to variable-rate debt through the use of different types of debt instruments and derivative instruments.
     Fair market value of financial instruments. The estimated fair market value of long-term debt at year-end 2001 was $1.3 billion and in 2000 was $1.1 billion as compared to the carrying amount of $1.5 billion at year-end 2001 and $1.1 billion at year-end 2000. The fair market value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. See Note 8. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable and accounts payable, as reflected in the consolidated balance sheets approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third-party quotes. The fair market values of derivative instruments used for fair value hedging and cash flow hedging were immaterial.

Note 17. Retirement Plans
     Our company and subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $129 million in 2001 compared to $140 million in 2000 and $111 million in 1999. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation. Plan assets, expenses and obligations for retirement plans in the following tables include both continuing and discontinued operations.

                                                                2001                               2000
                                                  ---------------------------------------------------------------------
Millions of dollars                                United States    International     United States     International
-----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                $  288          $  1,670           $   413          $  1,781
Service cost                                                2                60                 4                57
Interest cost                                              13                89                20                87
Plan participants' contributions                            -                14                 -                13
Effect of business combinations                             -                 -                 -                32
Amendments                                                  -                 -                 5                 -
Divestitures                                             (111)              (90)             (138)              (61)
Settlements/curtailments                                  (46)                -                (8)                -
Currency fluctuations                                       -                15                 -              (168)
Actuarial gain/(loss)                                       8               270                13               (13)
Benefits paid                                             (14)              (60)              (21)              (58)
-----------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                      $  140          $  1,968           $   288          $  1,670
=======================================================================================================================

                                                                2001                               2000
                                                  ---------------------------------------------------------------------
Millions of dollars                                United States    International     United States     International
-----------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year         $  313          $  2,165           $   466          $  2,169
Actual return on plan assets                              (22)             (294)               18               266
Employer contribution                                       7                30                17                27
Settlements                                               (46)                -               (14)                -
Plan participants' contributions                            1                14                 -                13
Divestitures                                             (109)              (45)             (153)              (47)
Currency fluctuations                                       -                15                 -              (205)
Benefits paid                                             (14)              (58)              (21)              (58)
-----------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year               $  130          $  1,827           $   313          $  2,165
=======================================================================================================================

Funded status                                          $  (10)         $   (141)           $   25          $    495
Unrecognized transition obligation/(asset)                 (1)               (3)               (1)               17
Unrecognized actuarial (gain)/loss                         34               308                 4              (379)
Unrecognized prior service cost/(benefit)                  (2)              (96)               13               (83)
-----------------------------------------------------------------------------------------------------------------------
Net amount recognized                                  $   21          $     68           $    41          $     50
=======================================================================================================================

     We recognized an additional minimum pension liability for the underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.

                                                               2001                               2000
                                                 ---------------------------------------------------------------------
Millions of dollars                               United States    International     United States    International
----------------------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
    balance sheets
Prepaid benefit cost                                   $   7           $    85            $   54          $    93
Accrued benefit liability                                (10)              (36)              (28)             (49)
Intangible asset                                           1                 1                10               (2)
Deferred tax asset                                         8                 6                 1                -
Accumulated other comprehensive income,
    net of tax                                            15                12                 4                8
----------------------------------------------------------------------------------------------------------------------
Net amount recognized                                  $  21           $    68            $   41          $    50
======================================================================================================================

     Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

Weighted-average assumptions            2001             2000            1999
-------------------------------------------------------------------------------------
Expected return on plan assets:
   United States plans                  9.0%             9.0%            9.0%
   International plans              5.5% to 9.0%     3.5% to 9.0%    7.25% to 8.0%
Discount rate:
   United States plans                  7.25%            7.5%            7.5%
   International plans              5.0% to 8.0%     4.0% to 8.0%    2.5% to 7.5%
Rate of compensation increase:
   United States plans                  4.5%             4.5%        4.5% to 5.0%
   International plans              3.0% to 7.0%     3.0% to 7.6%    1.0% to 10.5%
-------------------------------------------------------------------------------------

                                                   2001                        2000                        1999
                                        -----------------------------------------------------------------------------------
                                          United                       United                     United
Millions of dollars                       States     International     States    International    States    International
-------------------------------------------------------------------------------- ------------------------------------------
Components of net periodic
    benefit cost
Service cost                               $   2         $    60        $  4         $    57      $    7         $   66
Interest cost                                 13              89          20              87          30             96
Expected return on plan assets               (18)            (95)        (26)            (99)        (33)          (110)
Transition amount                              -              (2)          -               -           1             (2)
Amortization of prior service cost            (2)             (6)         (1)             (6)         (2)            (7)
Settlements/curtailments                      16               -          10               -          14              -
Recognized actuarial gain                     (1)             (9)          -             (10)         (1)           (11)
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                  $  10         $    37       $   7         $    29     $    16         $   32
===========================================================================================================================

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2001 and 2000 are as follows:

Millions of dollars                   2001           2000
----------------------------------------------------------------
Projected benefit obligation        $   235         $   172
Accumulated benefit obligation      $   215         $   154
Fair value of plan assets           $   175         $    82
================================================================

     Postretirement medical plan. We offer postretirement medical plans to specific eligible employees. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution and participants' contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.
     Other postretirement medical plans are contributory but we generally absorb the majority of the costs. We may elect to adjust the amount of our contributions for these plans. As a result, the expected future health care cost inflation rate affects the accumulated postretirement benefit obligation amount. These plans have assumed health care trend rates (weighted based on the current year benefit obligation) for 2001 of 11% which are expected to decline to 5% by 2005.
     Obligations and expenses for postretirement medical plans in the following tables include both continuing and discontinued operations.

Millions of dollars                                   2001             2000
------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year              $   296           $  392
Service cost                                               2                3
Interest cost                                             15               20
Plan participants' contributions                          12               11
Acquisitions/divestitures, net                             -             (110)
Settlements/curtailments                                (144)               -
Actuarial gain                                             5               11
Benefits paid                                            (29)             (31)
------------------------------------------------------------------------------------
Benefit obligation at end of year                    $   157           $  296
====================================================================================
Change in plan assets
Fair value of plan assets at beginning of year       $     -           $    -
Employer contribution                                     17               20
Plan participants' contributions                          12               11
Benefits paid                                            (29)             (31)
------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $     -           $    -
====================================================================================

Funded status                                        $  (157)          $ (296)
Employer contribution                                      2                3
Unrecognized actuarial gain                              (14)             (20)
Unrecognized prior service cost                            3              (78)
------------------------------------------------------------------------------------
Net amount recognized                                $  (166)          $ (391)
====================================================================================

Millions of dollars                                   2001             2000
------------------------------------------------------------------------------------
Amounts recognized in the consolidated
   balance sheets
Accrued benefit liability                            $  (166)          $ (391)
------------------------------------------------------------------------------------
Net amount recognized                                $  (166)          $ (391)
====================================================================================

Weighted-average assumptions                      2001        2000        1999
------------------------------------------------------------------------------------
Discount rate                                    7.25%       7.50%        7.50%
------------------------------------------------------------------------------------

Millions of dollars                               2001         2000        1999
------------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                     $    2        $  3        $  5
Interest cost                                        15          20          28
Amortization of prior service cost                   (3)         (7)         (9)
Settlements/curtailments                           (221)          -          (2)
Recognized actuarial gain                            (1)         (1)         (5)
------------------------------------------------------------------------------------
Net periodic benefit cost                        $ (208)       $ 15        $ 17
====================================================================================

     Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          One-Percentage-Point
                                                      -----------------------------
Millions of dollars                                     Increase     (Decrease)
-----------------------------------------------------------------------------------
Effect on total of service and interest cost              $   1          $ (1)
components
Effect on the postretirement benefit obligation           $   8          $ (7)
===================================================================================

Note 18. Dresser Industries, Inc. Financial Information
     Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the United States Securities and Exchange Commission. Dresser Industries, Inc. 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of the legal reorganization associated with the merger, Halliburton Delaware, Inc., a first-tier holding company subsidiary, was merged into Dresser Industries, Inc. The majority of our operating assets and activities are included in Dresser Industries, Inc. and its subsidiaries. In August 2000, the United States Securities and Exchange Commission released a new rule governing the financial statements of guarantors and issuers of guaranteed securities registered with the SEC. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method and as if our current organizational structure were in place for all periods presented.

Condensed Consolidating Statements
    of Income                                 Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2001                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                $  13,046            $  596       $ 1,047         $(1,643)       $13,046
Cost of revenues                                 11,575                 -             -               -         11,575
General and administrative                          387                 -             -               -            387
Interest expense                                    (41)              (43)          (71)              8           (147)
Interest income                                      25                 1            57             (56)            27
Other, net                                           (3)              189            (5)           (191)           (10)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    taxes, minority interest and change
    in accounting method, net                     1,065               743         1,028          (1,882)           954
Benefit (provision) for income taxes               (387)              (17)           20               -           (384)
Minority interest in net income of
    subsidiaries                                    (19)                -             -               -            (19)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    change in accounting method, net                659               726         1,048          (1,882)           551
Income (loss) from discontinued operations          (64)              321             -               -            257
Cumulative effect of change in accounting
    method, net of tax benefit                        1                 -             -               -              1
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $     596            $1,047       $ 1,048         $(1,882)       $   809
=========================================================================================================================


Condensed Consolidating Statements
    of Income                                 Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2000                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                              $  11,944            $ 356        $  680         $(1,036)        $11,944
Cost of revenues                               11,218                -             -               -          11,218
General and administrative                        352                -             -               -             352
Gain on sale of marine vessels                    (88)               -             -               -             (88)
Interest expense                                  (47)             (45)          (69)             15            (146)
Interest income                                    21               18             1             (15)             25
Other, net                                          2              129            56            (193)             (6)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            438              458           668          (1,229)            335
Benefit (provision) for income taxes             (162)               7            26               -            (129)
Minority interest in net income of
    subsidiaries                                  (18)               -             -               -             (18)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 258              465           694          (1,229)            188
Income from discontinued operations                98                -             -               -              98
Gain on disposal of discontinued
    operations, net of tax                          -              215             -               -             215
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     356            $ 680        $  694         $(1,229)        $   501
=======================================================================================================================

Condensed Consolidating Statements
    of Income                                 Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 1999                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                              $  12,313            $ 555        $  637         $(1,192)        $12,313
Cost of revenues                               11,608                -             -               -          11,608
General and administrative                        351                -             -               -             351
Special credits                                   (47)               -             -               -             (47)
Interest expense                                  (50)             (50)          (70)             29            (141)
Interest income                                    77               26             -             (29)             74
Other, net                                        (29)             105           183            (286)            (27)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest, and
    change in accounting method, net              399              636           750          (1,478)            307
Benefit (provision) for income taxes              (91)               1           (26)              -            (116)
Minority interest in net income of
    subsidiaries                                  (17)               -             -               -             (17)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before change in
    accounting method, net                        291              637           724          (1,478)            174
Income from discontinued operations               124                -             -               -             124
Gain on disposal of discontinued
    operations, net of tax                        159                -             -               -             159
Cumulative effect of change in
    accounting method, net of
    tax benefit                                   (19)               -             -               -             (19)
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     555            $ 637        $  724         $(1,478)        $   438
=======================================================================================================================

Condensed Consolidating
    Balance Sheets                            Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2001                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     213           $     -       $    77       $      -         $   290
Receivables:
Notes and accounts receivable, net              3,002                13             -              -           3,015
Unbilled work on uncompleted contracts          1,080                 -             -              -           1,080
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               4,082                13             -              -           4,095
Inventories                                       787                 -             -              -             787
Other current assets                              323                71             7              -             401
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,405                84            84              -           5,573
Property, plant and equipment, net              2,669                 -             -              -           2,669
Equity in and advances to
    unconsolidated affiliates                     551                 -             -              -             551
Intercompany receivable from
    consolidated affiliates                    (1,089)                -         2,854         (1,765)              -
Equity in and advances to
    consolidated affiliates                         -             5,296         3,122         (8,418)              -
Goodwill, net                                     636                84             -              -             720
Insurance for asbestos litigation claims          612                 -             -              -             612
Other assets                                      793                27            21              -             841
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,577           $ 5,491       $ 6,081       $(10,183)        $10,966
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     808           $   129       $   105       $      -         $ 1,042
Other current liabilities                       1,791                20            55              -           1,866
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,599               149           160              -           2,908
Long-term debt                                    211               439           753              -           1,403
Intercompany payable from
    consolidated affiliates                         -             1,765             -         (1,765)              -
Asbestos litigation claims                        737                 -             -              -             737
Other liabilities                               1,016                16            93              -           1,125
Minority interest in consolidated
    subsidiaries                                   41                 -             -              -              41
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               4,604             2,369         1,006         (1,765)          6,214
Shareholders' equity:
Common shares                                     175                 -         1,138           (175)          1,138
Other shareholders' equity                      4,798             3,122         3,937         (8,243)          3,614
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      4,973             3,122         5,075         (8,418)          4,752
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,577           $ 5,491       $ 6,081       $(10,183)        $10,966
=======================================================================================================================

Condensed Consolidating
    Balance Sheets                            Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2000                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     227           $     -       $     4       $      -         $   231
Receivables:
Notes and accounts receivable, net              2,889                63             -              -           2,952
Unbilled work on uncompleted contracts            982                 -             -              -             982
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,871                63             -              -           3,934
Inventories                                       723                 -             -              -             723
Other current assets                              753                 1            15              -             769
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,574                64            19              -           5,657
Property, plant and equipment, net              2,410                 -             -              -           2,410
Equity in and advances to
    unconsolidated affiliates                     258               142             -              -             400
Intercompany receivable from
    consolidated affiliates                        66                 -         2,140         (2,206)              -
Equity in and advances to
    consolidated affiliates                         -             6,558         4,220        (10,778)              -
Goodwill, net                                     510                87             -              -             597
Insurance for asbestos litigation claims           51                 -             -              -              51
Other assets                                    1,058                 5            14              -           1,077
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $   9,927           $ 6,856       $ 6,393       $(12,984)        $10,192
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     767           $    53       $ 1,540       $      -         $ 2,360
Other current liabilities                       1,463                36            56              -           1,555
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,230                89         1,596              -           3,915
Long-term debt                                    205               444           400              -           1,049
Intercompany payable from
    consolidated affiliates                         -             2,206             -         (2,206)              -
Asbestos litigation claims                         80                 -             -              -              80
Other liabilities                               1,038                26           118              -           1,182
Minority interest in consolidated
    subsidiaries                                   38                 -             -              -              38
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               3,591             2,765         2,114         (2,206)          6,264
Shareholders' equity:
Common shares                                     391                 -         1,132           (391)          1,132
Other shareholders' equity                      5,945             4,091         3,147        (10,387)          2,796
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,336             4,091         4,279        (10,778)          3,928
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $   9,927           $ 6,856       $ 6,393       $(12,984)        $10,192
=======================================================================================================================

Condensed Consolidating Statements
    of Cash Flows                             Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2001                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $   1,021          $   (28)      $    36       $      -         $ 1,029
Capital expenditures                             (797)               -             -              -            (797)
Sales of property, plant and equipment            120                -             -              -             120
Other investing activities                       (281)               -         1,292         (1,192)           (181)
Borrowings of long-term debt                        -                -           425              -             425
Payments on long-term borrowings                   (8)              (5)            -              -             (13)
Net borrowings (repayments) of
    short-term debt                               (15)               -        (1,513)             -          (1,528)
Payments of dividends to shareholders               -                -          (215)             -            (215)
Proceeds from exercises of stock options            -                -            27              -              27
Payments to reacquire common stock                  -                -           (34)             -             (34)
Other financing activities                        (87)          (1,177)           55          1,192             (17)
Effect of exchange rate on cash                   (20)               -             -              -             (20)
Net cash flows from discontinued
    operations                                      -            1,263             -              -           1,263
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     (67)         $    53       $    73       $      -         $    59
======================================================================================================================



Condensed Consolidating Statements
    of Cash Flows                             Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 2000                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (268)         $   113       $    98       $      -          $   (57)
Capital expenditures                             (578)               -             -              -             (578)
Sales of property, plant and equipment            209                -             -              -              209
Other investing activities                        (42)               -            72            (72)             (42)
Payments on long-term borrowings                   (8)            (300)            -              -             (308)
Net borrowings (repayments) of
    short-term debt                                17                -           612              -              629
Payments of dividends to shareholders               -                -          (221)             -             (221)
Proceeds from exercises of stock options            -                -           105              -              105
Payments to reacquire common stock                  -                -          (769)             -             (769)
Other financing activities                       (235)             143             -             72              (20)
Effect of exchange rate on cash                    (9)               -             -              -               (9)
Net cash flows from discontinued
    operations                                    826                -             -              -              826
-------------------------------------------------------------------------------------------------------- --------------
Increase (decrease) in cash and
    equivalents                             $     (88)         $   (44)      $  (103)      $      -          $  (235)
=======================================================================================================================

Condensed Consolidating Statements
    of Cash Flows                             Non-issuer/        Dresser       Halliburton                  Consolidated
Year ended December 31, 1999                 Non-guarantor    Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                          Subsidiaries       (Issuer)       (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $    (219)         $    52       $   109       $      -          $   (58)
Capital expenditures                             (520)               -             -              -             (520)
Sales of property, plant and equipment            118                -             -              -              118
Other investing activities                        295                -          (248)           248              295
Payments on long-term borrowings                   (9)               -           (50)             -              (59)
Net borrowings (repayments) of
    short-term debt                               (27)               -           463              -              436
Payments of dividends to shareholders               -                -          (221)             -             (221)
Proceeds from exercises of stock options            -                -            49              -               49
Payments to reacquire common stock                  -                -           (10)             -              (10)
Other financing activities                        297              (55)            -           (248)              (6)
Effect of exchange rate on cash                     5                -             -              -                5
Net cash flows from discontinued
    operations                                    234                -             -              -              234
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                             $     174          $    (3)      $    92       $      -          $   263
=======================================================================================================================

                               Halliburton Company
                             Selected Financial Data
                                   (Unaudited)


                                                                           Years ended December 31
Millions of dollars and shares                    ----------------------------------------------------------------------
except per share and employee data                    2001          2000          1999           1998          1997
------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                           $  8,722      $  6,776     $    5,921     $  8,001      $    7,830
    Engineering and Construction Group                 4,324         5,168          6,392        6,503           5,668
------------------------------------------------------------------------------------------------------------------------
       Total revenues                               $ 13,046      $ 11,944     $   12,313     $ 14,504      $   13,498
========================================================================================================================
Operating income
    Energy Services Group                           $  1,015      $    582     $      250     $    981      $      983
    Engineering and Construction Group                   143           (42)           175          227             255
    Special charges and credits (1)                        -             -             47         (959)             11
    General corporate                                    (74)          (78)           (71)         (79)            (71)
------------------------------------------------------------------------------------------------------------------------
       Total operating income (1)                      1,084           462            401          170           1,178
Nonoperating income (expense), net (2)                  (130)         (127)           (94)        (115)            (82)
------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest            954           335            307           55           1,096
Provision for income taxes (3)                          (384)         (129)          (116)        (155)           (406)
Minority interest in net income of consolidated
    subsidiaries                                         (19)          (18)           (17)         (20)            (30)
------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $    551      $    188     $      174     $   (120)     $      660
========================================================================================================================
Income from discontinued operations                 $    257      $    313     $      283     $    105      $      112
========================================================================================================================
Net income (loss)                                   $    809      $    501     $      438     $    (15)     $      772
========================================================================================================================
Basic income (loss) per common share
    Continuing operations                           $   1.29      $   0.42     $     0.40     $   (0.27)    $     1.53
    Net income (loss)                                   1.89          1.13           1.00         (0.03)          1.79
Diluted income (loss) per common share
    Continuing operations                               1.28          0.42           0.39         (0.27)          1.51
    Net income (loss)                                   1.88          1.12           0.99         (0.03)          1.77
Cash dividends per share                                0.50          0.50           0.50          0.50           0.50
Return on average shareholders' equity                 18.64%        12.20%         10.49%        (0.35)%        19.16%
------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                 $  2,665      $  1,742     $    2,329     $  2,129      $    1,985
Total assets                                          10,966        10,192          9,639       10,072           9,657
Property, plant and equipment, net                     2,669         2,410          2,390        2,442           2,282
Long-term debt (including current maturities)          1,484         1,057          1,364        1,426           1,303
Shareholders' equity                                   4,752         3,928          4,287        4,061           4,317
Total capitalization                                   6,280         6,555          6,590        5,990           5,647
Shareholders' equity per share                         10.95          9.20           9.69         9.23            9.86
Average common shares outstanding (basic)                428           442            440          439             431
Average common shares outstanding (diluted)              430           446            443          439             436
------------------------------------------------------------------------------------------------------------------------
Other financial data
Capital expenditures                                $   (797)     $   (578)    $     (520)    $   (841)     $     (804)
Long-term borrowings (repayments), net                   412          (308)           (59)         122             285
Depreciation, depletion and amortization expense         531           503            511          500             465
Goodwill amortization included in depreciation,
    depletion and amortization expense:
       Energy Services Group                              27            22             16           25              23
       Engineering and Construction Group                 15            22             17           11               9
Payroll and employee benefits (4)                     (4,818)       (5,260)        (5,647)      (5,880)         (5,479)
Number of employees (4), (5)                          85,000        93,000        103,000      107,800         102,000
========================================================================================================================
(continued on next page)

                               Halliburton Company
                             Selected Financial Data
                                   (Unaudited)
                                   (continued)

                                                                           Years ended December 31
Millions of dollara and shares                   --------------------------------------------------------------------------
except per share and employee data                    1996          1995           1994           1993            1992
----------------------------------------------------------------------------------------------------------------------------
Operating results
Net revenues
    Energy Services Group                           $   5,936     $  4,902     $    4,548      $    5,061     $    4,535
    Engineering and Construction Group                  5,300        4,143          3,992           4,084          4,913
----------------------------------------------------------------------------------------------------------------------------
       Total revenues                               $  11,236     $  9,045     $    8,540      $    9,145     $    9,448
============================================================================================================================
Operating income
    Energy Services Group                           $     654     $    553     $      411      $      396     $      253
    Engineering and Construction Group                    178           88             66              94             82
    Special charges and credits (1)                       (86)          (8)           (19)           (419)          (294)
    General corporate                                     (72)         (71)           (56)            (63)           (58)
----------------------------------------------------------------------------------------------------------------------------
       Total operating income (1)                         674          562            402               8            (17)
Nonoperating income (expense), net (2)                    (70)         (34)           333             (61)           (63)
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and minority interest             604          528            735             (53)           (80)
Provision for income taxes (3)                           (158)        (167)          (275)            (18)           (30)
Minority interest in net income of consolidated
    subsidiaries                                            -           (1)           (14)            (24)            (9)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $     446     $    360     $      446      $      (95)    $     (119)
============================================================================================================================
Income from discontinued operations                 $     112     $     36     $       97      $       81     $       49
============================================================================================================================
Net income (loss)                                   $     558     $    381     $      543      $      (14)    $     (483)
============================================================================================================================
Basic income (loss) per common share
    Continuing operations                           $    1.04     $   0.83     $     1.04      $    (0.23)    $    (0.29)
    Net income (loss)                                    1.30         0.88           1.26           (0.04)         (1.18)
Diluted income (loss) per common share
    Continuing operations                                1.03         0.83           1.03           (0.23)         (0.29)
    Net income (loss)                                    1.29         0.88           1.26           (0.04)         (1.18)
Cash dividends per share                                 0.50         0.50           0.50            0.50           0.50
Return on average shareholders' equity                  15.25%       10.44%         15.47%          (0.43)%       (12.72)%
----------------------------------------------------------------------------------------------------------------------------
Financial position
Net working capital                                 $   1,501     $  1,477     $    2,197      $    1,563     $    1,423
Total assets                                            8,689        7,723          7,774           8,087          7,480
Property, plant and equipment, net                      2,047        1,865          1,631           1,747          1,741
Long-term debt (including current maturities)             957          667          1,119           1,129            872
Shareholders' equity                                    3,741        3,577          3,723           3,296          3,277
Total capitalization                                    4,828        4,378          4,905           4,746          4,179
Shareholders' equity per share                           8.78         8.29           8.63            7.70           7.99
Average common shares outstanding (basic)                 429          431            431             422            408
Average common shares outstanding (diluted)               432          432            432             422            408
----------------------------------------------------------------------------------------------------------------------------
Other financial data
Capital expenditures                                $    (612)    $   (474)    $     (358)     $     (373)    $     (405)
Long-term borrowings (repayments), net                    286         (481)          (120)            192           (187)
Depreciation, depletion and amortization expense          405          380            387             574            470
Goodwill amortization included in depreciation,
    depletion and amortization expense:
       Energy Services Group                               19           17             14              11              6
       Engineering and Construction Group                   7            7              7               7              8
Payroll and employee benefits (4)                      (4,674)      (4,188)        (4,222)         (4,429)        (4,590)
Number of employees (4), (5)                           93,000       89,800         86,500          90,500         96,400
============================================================================================================================
(continued on next page)


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

(4) Includes employees of Dresser Equipment Group which is accounted for as discontinued operations for the years 1992 through 2000.

(5)  Does not include employees of 50% or less owned affiliated companies.

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)
                                                                               Quarter
                                                       --------------------------------------------------------
Millions of dollars except per share data                  First         Second        Third         Fourth         Year
-----------------------------------------------------------------------------------------------------------------------------

2001
Revenues                                                $   3,144        $ 3,339       $ 3,391       $ 3,172       $13,046
Operating income                                              198            272           342           272         1,084
Income from continuing operations before
    change in accounting method, net                           86            143           181           141           551
Income (loss) from discontinued operations                     22            (60)           (2)           (2)          (42)
Gain on disposal of discontinued operations                     -            299             -             -           299
Cumulative effect of accounting change                          1              -             -             -             1
Net income                                                    109            382           179           139           809
Earnings per share:
    Basic income (loss) per common share:
       Income from continuing operations                     0.20           0.34          0.42          0.33          1.29
       Income (loss) from discontinued operations            0.05          (0.14)            -         (0.01)        (0.10)
       Gain on disposal of discontinued operations              -           0.70             -            -           0.70
       Net income                                            0.25           0.90          0.42          0.32          1.89
    Diluted income (loss) per common share:
       Income from continuing operations                     0.20           0.33          0.42          0.33          1.28
       Income (loss) from discontinued operations            0.05          (0.14)            -         (0.01)        (0.10)
       Gain on disposal of discontinued operations              -           0.70             -            -           0.70
       Net income                                            0.25           0.89          0.42          0.32          1.88
Cash dividends paid per share                               0.125          0.125         0.125         0.125          0.50
Common stock prices (2)
    High                                                    45.91          49.25         36.79         28.90         49.25
    Low                                                     34.81          32.20         19.35         10.94         10.94
=============================================================================================================================
2000
Revenues                                                $   2,859        $ 2,868       $ 3,024       $ 3,193       $11,944
Operating income (1)                                           81            126           248             7           462
Income (loss) from continuing operations                       27             52           130           (21)          188
Income from discontinued operations                            22             23            27            26            98
Gain on disposal of discontinued operations                   215              -             -             -           215
Net income                                                    264             75           157             5           501
Earnings per share:
    Basic income (loss) per common share:
       Income (loss) from continuing operations              0.06           0.12          0.29         (0.05)         0.42
       Income from discontinued operations                   0.05           0.05          0.06          0.06          0.22
       Gain on disposal of discontinued operations           0.49             -             -             -           0.49
       Net income                                            0.60           0.17          0.35          0.01          1.13
    Diluted income (loss) per common share:
       Income (loss) from continuing operations              0.06           0.12          0.29         (0.05)         0.42
       Income from discontinued operations                   0.05           0.05          0.06          0.06          0.22
       Gain on disposal of discontinued operations           0.48             -             -             -           0.48
       Net income                                            0.59           0.17          0.35          0.01          1.12
Cash dividends paid per share                               0.125          0.125         0.125         0.125          0.50
Common stock prices (2)
    High                                                    45.50          52.25         55.19         51.06         55.19
    Low                                                     33.44          37.50         41.19         32.25         32.25
=============================================================================================================================
(continued on next page)



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

(2) New York Stock Exchange - composite transactions high and low intraday price.

PART III

Item 10. Directors and Executive Officers of Registrant.
     The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 19, 2002, under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 9 and 10 of this annual report.

Item 11. Executive Compensation.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 19, 2002, under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Cumulative Total Return," "Summary Compensation Table," "Option Grants For Fiscal 2001," "Aggregated Option Exercises in Fiscal 2001 and December 31, 2001 Option Values,"
"Employment Contracts and Change-in-Control Arrangements" and "Directors' Compensation."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 19, 2002, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 19, 2002, under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
     Not applicable.

Item 13. Certain Relationships and Related Transactions.
     This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 19, 2002, under the caption "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.     Financial Statements:
             The report of Arthur Andersen LLP, Independent Public Accountants, and the financial statements of the Company as required by Part II,
             Item 8, are included on pages 28 through 68 and pages 72 and 73 of this annual report. See index on page 12.

      2.     Financial Statement Schedules:                           Page No.

             Report on supplemental schedule of Arthur Andersen LLP     83

             Schedule II - Valuation and qualifying accounts for the
                 three years ended December 31, 2001                    84

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

      4.11 Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $17 million in the aggregate at December 31, 2001, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

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

      4.16 Second Supplemental Indenture dated October 30, 1997 between Dresser and Texas Commerce Bank National
                      Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.19 to Halliburton's Form 10-K for the year ended December 31,
                      1998).

      4.17 Third Supplemental Indenture dated September 29, 1998 between Dresser, Halliburton, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.20 to Halliburton's Form 10-K for the year ended December 31,
                      1998).

      4.18 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9,
                      1996).

      4.19            Form of debt security of floating rate Notes due July 16,
                      2003   (incorporated  by  reference  to   Exhibit  4.1  to
                      Halliburton's Form 8-K dated January 8, 2002).

      4.20 Form of debt security of 6% Notes due August 1, 2006 (incorporated by reference to Exhibit 4.2 to Halliburton's Form 8-K dated January 8, 2002).

      10.1 Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Form 10-K for the year ended December 31, 1992).

      10.2 Retirement Plan for the Directors of Halliburton Company, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

      10.3 Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective February 1, 2001 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-K for the year ended December 31,
                      2000).

      10.4 Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30,
                      2000).

      10.5 Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993).

      10.6 Employment agreement (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995).

      10.7            Employment agreement (incorporated by reference to Exhibit
                      10.16 to Halliburton's Form 10-K for the year ended December 31, 1998).

      10.8            Employment agreement (incorporated by reference to Exhibit
                      10.19 to Halliburton's Form 10-K for the year ended December 31, 1998).

      10.9 Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton's Form 10-K for the year ended December 31,
                      2000).

      10.10 Dresser Industries, Inc. 1982 Stock Option Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 12, 1982, filed pursuant to Regulation 14A, File No. 1-4003).

      10.11 ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.12 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser's Form 10-K for the year ended October 31, 1995).

      10.13 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the year ended October 31,
                      1997).

      10.14 Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.15 Dresser Industries, Inc. Deferred Compensation Plan for Non-employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to Exhibit 4.5 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.16           Long-Term  Performance Plan for Selected  Employees of The
                      M. W. Kellogg Company, as amended and restated effective September 1, 1999 (incorporated by reference to Exhibit
                      10.23 to Halliburton's Form 10-K for the year ended December 31, 2000).

      10.17 Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, filed pursuant to Regulation 14A, File No. 1-4003).

      10.18 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, filed pursuant to Regulation 14A, File No. 1-4003).

      10.19 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit
                      10.25 to Dresser's Form 10-K for the year ended October 31, 1997).

      10.20 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the quarter ended April 30, 1998).

      10.21           Employment agreement (incorporated by reference to Exhibit
                      10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2000).

      10.22           Employment agreement (incorporated by reference to Exhibit
                      10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

      10.23 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to
                      Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended September 30, 2000).

      10.24           Employment agreement (incorporated by reference to Exhibit
                      10.39 to Halliburton's Form 10-K for the year ended December 31, 2000).

      10.25 Agreement and Plan of Recapitalization, as amended and restated effective April 10, 2001 (incorporated by reference to Halliburton's Form 8-K/A dated as of May 10,
                      2001).

      10.26 Halliburton Company Supplemental Executive Retirement Plan (formerly part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2001).

      10.27 Halliburton Company Benefit Restoration Plan (formerly part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30,
                      2001).

      10.28           Employment agreement (incorporated by reference to Exhibit
                      10.3 to Halliburton's Form 10-Q for the quarter ended June 30, 2001).

      10.29 Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2001).

      10.30 Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2001).

      10.31 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.1 to Halliburton's Registration Statement on Form S-8, Registration No. 333-73046 filed November 9, 2001).

*     10.32           Employment agreement.

*     10.33           Employment agreement.

*     21              Subsidiaries of the Registrant.

*     23              Consent of Arthur Andersen LLP.

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

      24.4 Powers of attorney for the following directors signed in May, 2001 (incorporated by reference to Exhibit 24.1 to Halliburton's Form 10-Q for the quarter ended June 30,
                      2001):

                      Kenneth T. Derr
                      Aylwin B. Lewis
                      Debra L. Reed

      24.5 Powers of attorney for Douglas L. Foshee, Robert R. Harl and Edgar J. Ortiz (incorporated by reference to Exhibit
                      24.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2001).

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

During the fourth quarter of 2001 (continued):

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

November 27, 2001        November 21, 2001      Item 5. Other Events for a press release announcing the
                                                acquisition of Magic Earth, Inc., a leading 3-D visualization and interpretation technology company.

December 4, 2001         November 29, 2001      Item 5.  Other Events for a press release announcing judgments against Halliburton's subsidiary, Dresser Industries, Inc., involving asbestos claims and Halliburton's intent to appeal.

December 7, 2001         December 5, 2001       Item 5. Other Events for a press release announcing returned verdicts against Halliburton's subsidiary, Dresser Industries,
                                                Inc., involving asbestos claims.

December 11, 2001        December 7, 2001       Item 5. Other Events for a press release announcing a telephone conference by Halliburton's management to discuss asbestos litigation.

December 12, 2001        December 11, 2001      Item 5. Other Events for a press release announcing Halliburton maintains Standard & Poor's Investment Grade Rating.

December 20, 2001        December 17, 2001      Item 5. Other Events for a press release announcing that
                                                Halliburton KBR Government Operations division has been awarded the U.S. Army Logistics Civil Augmentation Program (LOGCAP) III
                                                contract.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2002:

January 4, 2002          January 4, 2002        Item 5. Other Events for a press release denying rumors.

January 8, 2002          July 16, 2001          Item 5. Other Events for a press release detailing the terms of the $275 million fixed-rate note due August 1, 2006 and $150 million of floating notes due July 16, 2003.

January 28, 2002         January 23, 2002       Item 5. Other Events for a press release announcing 2001 fourth quarter earnings.

January 28, 2002         January 23, 2002       Item 5. Other Events for a press release announcing Moody's
                                                Investors' Services continued credit rating at investment grade.

February 1, 2002         January 30, 2002       Item 5. Other Events for a press release announcing A-/A2 credit ratings reaffirmed by Standard & Poor's.

February 13, 2002        February 7, 2002       Item 5. Other Events for a press release announcing that Kellogg
                                                Brown & Root, Inc. settled Qui Tam lawsuit.

February 15, 2002        February 13, 2002      Item 5. Other Events for a press release announcing the Board of
                                                Directors declared a 2002 first quarter dividend of 12.5 cents a share payable March 21, 2002 to shareholders of record at the close of business on February 28, 2002.  The annual meeting of shareholders was set for May 15, 2002 in Dallas, Texas.

February 15, 2002        February 14, 2002      Item 5. Other Events for a press release announcing that a U.S.
                                                Bankruptcy Court has issued a temporary restraining order staying certain pending asbestos claims.

February 27, 2002        February 22, 2002      Item 5. Other Events for a press release announcing that the U.S.
                                                Bankruptcy Court restraining order on staying certain pending asbestos claims has extended the time period of such stay until
                                                April 4, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors
Halliburton Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                         /s/ ARTHUR ANDERSEN LLP
                                        ------------------------
                                             ARTHUR ANDERSEN LLP
Dallas, Texas,
     January 23, 2002 (Except with respect to certain matters discussed in Note 9, as to which the date is February 21, 2002.)

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)

     The table below presents  valuation and qualifying  accounts for continuing operations.
                                                                            Additions
                                                                  ------------------------------
                                                     Balance at     Charged to      Charged to                     Balance at
                                                      Beginning      Costs and        Other                          End of
                   Descriptions                       of Period      Expenses        Accounts       Deductions       Period
------------------------------------------------------------------------------------------------ ------------------------------
Year ended December 31, 1999:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  66        $    49             $ -         $   (21) (a)      $   94
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  14        $     4             $ -         $    (3)          $   15
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $ 357        $     -             $ -         $  (288) (b)      $   69
===============================================================================================================================

Year ended December 31, 2000:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  94        $    39             $ -         $    (8) (a)      $  125
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  15        $     4             $ -         $    (5)          $   14
---------------------------------------------------------------------------------- --------------------------------------------
   Accrued special charges                            $  69        $     -             $ -         $   (63) (c)      $    6
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                     $   -        $    36             $ -         $   (20)          $   16
===============================================================================================================================

Year ended December 31, 2001:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                         $ 125        $    70             $ -         $   (64) (a)      $  131
-------------------------------------------------------------------------------------------------------------------------------
   Reserve for repairs and maintenance                $  14        $     4             $ -         $    (5)          $   13
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $   6        $     -             $ -         $    (6)          $    -
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                     $  16        $     -             $ -         $   (15) (d)      $    1
===============================================================================================================================

(a)    Receivable write-offs and reclassifications, net of recoveries.
(b)    Includes $47 million reversal of special charges taken in 1998 and $14 million for  items of a long-term nature reclassified to employee compensation and benefits in 1999.
(c)    Includes $9 million for items of a long-term nature reclassified to other liabilities in 2000.
(d)    Includes $4 million estimate to actual adjustment.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the
undersigned authorized individuals, on this            day of March, 2002.
                                            ----------

                                       HALLIBURTON COMPANY




                               By       /s/  David J. Lesar
                                 ----------------------------------------
                                             David J. Lesar
                                         Chairman of the Board,
                                  President and Chief Executive Officer

As required by the Securities  Exchange Act of 1934, this report has been signed
below by the following persons in the capacities indicated on this        day of
                                                                   ------
March, 2002.

Signature                                   Title
---------                                   -----




  /s/  David J. Lesar                       Chairman of the Board, President and
----------------------------------
       David J. Lesar                       Chief Executive Officer




  /s/  Douglas L. Foshee                    Executive Vice President and
----------------------------------
       Douglas L. Foshee                    Chief Financial Officer




  /s/  R. Charles Muchmore, Jr.             Vice President and Controller and
----------------------------------
       R. Charles Muchmore, Jr.             Principal Accounting Officer

Signature                                                     Title
---------                                                     -----

* LORD CLITHEROE                                              Director
----------------------------------
Lord Clitheroe

*ROBERT L. CRANDALL                                           Director
----------------------------------
Robert L. Crandall

* KENNETH T. DERR                                             Director
----------------------------------
Kenneth T. Derr

* CHARLES J. DIBONA                                           Director
----------------------------------
Charles J. DiBona

* LAWRENCE S. EAGLEBURGER                                     Director
----------------------------------
Lawrence S. Eagleburger

* W. R. HOWELL                                                Director
----------------------------------
W. R. Howell

* RAY L. HUNT                                                 Director
----------------------------------
Ray L. Hunt

* AYLWIN B. LEWIS                                             Director
----------------------------------
Aylwin B. Lewis

* J. LANDIS MARTIN                                            Director
----------------------------------
J. Landis Martin

* JAY A. PRECOURT                                             Director
----------------------------------
Jay A. Precourt

* DEBRA L. REED                                               Director
----------------------------------
Debra L. Reed

* C. J. SILAS                                                 Director
----------------------------------
C. J. Silas




* /s/  SUSAN S. KEITH
----------------------------------
        Susan S. Keith, Attorney-in-fact