Form 10-K/A
period 2001-12-31
HALLIBURTON CO
filed 2002-03-13
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                 Amendment No. 1

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to
                               ----    ----

Commission File Number 1-3492
                               HALLIBURTON COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                     75-2677995
    (State or other jurisdiction of                      (I.R.S.Employer
    incorporation of organization)                       Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates on February 28, 2002, determined using the per share closing price on the New York Stock Exchange Composite tape of $16.50 on that date was approximately $7,162,000,000.

As of February 28, 2002, there were 435,613,251 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 19, 2002, are incorporated by reference into Part III of this report.

SIGNATURES
As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the
undersigned authorized individuals, on this         day of March, 2002.
                                            -------

                                         HALLIBURTON COMPANY




                                   By  /s/  David J. Lesar
                                     ----------------------------------
                                            David J. Lesar
                                        Chairman of the Board,
                                  President and Chief Executive Officer

As required by the Securities  Exchange Act of 1934, this report has been signed
below by the following persons in the capacities indicated on this        day of
March, 2002.                                                       ------


Signature                                   Title
---------                                   -----



/s/  David J. Lesar                         Chairman of the Board, President and
----------------------------------          Chief Executive Officer
     David J. Lesar




/s/  Douglas L. Foshee                      Executive Vice President and
----------------------------------          Chief Financial Officer
     Douglas L. Foshee




/s/  R. Charles Muchmore, Jr.               Vice President and Controller and
----------------------------------          Principal Accounting Officer
     R. Charles Muchmore, Jr.

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

* J. LANDIS MARTIN                          Director
----------------------------------
J. Landis Martin

* JAY A. PRECOURT                           Director
----------------------------------
Jay A. Precourt

* DEBRA L. REED                             Director
----------------------------------
Debra L. Reed

* C. J. SILAS                               Director
----------------------------------
C. J. Silas




* /s/  SUSAN S. KEITH
----------------------------------------
        Susan S. Keith, Attorney-in-fact