Form 10-Q
period 2002-03-31
HALLIBURTON CO
filed 2002-05-08
CIK 45012

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

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

Common stock, par value $2.50 per share:
Outstanding at April 24, 2002 - 435,636,154

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                       -----------
PART I.         FINANCIAL INFORMATION                                                                      2-31

Item 1.         Financial Statements                                                                        2-4

                -     Condensed Consolidated Statements of Income                                             2
                -     Condensed Consolidated Balance Sheets                                                   3
                -     Condensed Consolidated Statements of Cash Flows                                         4
                -     Notes to Quarterly Financial Statements                                              5-21
                      1.   Management Representations                                                         5
                      2.   Business Segment Information                                                     5-6
                      3.   Acquisitions and Dispositions                                                    6-7
                      4.   Discontinued Operations                                                            7
                      5.   Restricted Cash                                                                    7
                      6.   Receivables                                                                        8
                      7.   Inventories                                                                        8
                      8.   Commitments and Contingencies                                                   8-14
                      9.   Income Per Share                                                                  15
                     10.   Comprehensive Income                                                              15
                     11.   Goodwill and Other Intangible Assets                                              16
                     12.   Dresser Financial Information                                                  16-20
                     13.   Subsequent Event                                                                  21

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     22-30

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   31

PART II.        OTHER INFORMATION                                                                         32-34

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               32-33

Signatures                                                                                                   34

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                               Three Months
                                                                              Ended March 31
                                                                       -----------------------------
                                                                           2002           2001
----------------------------------------------------------------------------------------------------
Revenues:
Services                                                                 $   2,529      $   2,643
Product sales                                                                  460            483
Equity in earnings of unconsolidated affiliates                                 18             18
----------------------------------------------------------------------------------------------------
Total revenues                                                               3,007          3,144
----------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                         $   2,530      $   2,433
Cost of sales                                                                  409            422
General and administrative                                                      53             91
Gain on sale of joint venture                                                 (108)             -
----------------------------------------------------------------------------------------------------
Total operating costs and expenses                                           2,884          2,946
----------------------------------------------------------------------------------------------------
Operating income                                                               123            198
Interest expense                                                               (32)           (47)
Interest income                                                                  4              4
Foreign currency losses, net                                                    (8)            (3)
Other, net                                                                       4              -
----------------------------------------------------------------------------------------------------
Income from continuing operations before taxes, minority
     interest, and change in accounting method, net                             91            152
Provision for income taxes                                                     (36)           (61)
Minority interest in net income of subsidiaries                                 (5)            (5)
----------------------------------------------------------------------------------------------------
Income from continuing operations before change
     in accounting method, net                                                  50             86
Income (loss) from discontinued operations, net of tax (provision)
     benefit of $15 and $(15)                                                  (28)            22
Cumulative effect of change in accounting method, net                            -              1
----------------------------------------------------------------------------------------------------
Net income                                                               $      22      $     109
====================================================================================================

Basic income per share:
Income from continuing operations before change in
     accounting method, net                                              $    0.12      $    0.20
Income (loss) from discontinued operations                                   (0.07)          0.05
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.05      $    0.25
====================================================================================================

Diluted income per share:
Income from continuing operations before change in
     accounting method, net                                              $    0.12      $    0.20
Income (loss) from discontinued operations                                   (0.07)          0.05
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.05      $    0.25
====================================================================================================

Cash dividends per share                                                 $   0.125      $   0.125

Basic average common shares outstanding                                        432            426
Diluted average common shares outstanding                                      433            430

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                   March 31           December 31
                                                                ---------------     ---------------
                                                                     2002                2001
---------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      266           $     290
Receivables:
Notes and accounts receivable, net                                     2,856               3,015
Unbilled work on uncompleted contracts                                 1,091               1,080
---------------------------------------------------------------------------------------------------
Total receivables                                                      3,947               4,095
Inventories                                                              814                 787
Current deferred income taxes                                            153                 154
Other current assets                                                     258                 247
---------------------------------------------------------------------------------------------------
Total current assets                                                   5,438               5,573
Property, plant and equipment after accumulated
     depreciation of $3,313 and $3,281                                 2,757               2,669
Equity in and advances to related companies                              524                 551
Goodwill, net                                                            720                 720
Noncurrent deferred income taxes                                         405                 410
Insurance for asbestos litigation claims                                 585                 612
Other assets                                                             451                 431
---------------------------------------------------------------------------------------------------
Total assets                                                      $   10,880           $  10,966
===================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $        6           $      44
Current maturities of long-term debt                                      81                  81
Accounts payable                                                       1,026                 917
Accrued employee compensation and benefits                               306                 357
Advanced billings on uncompleted contracts                               538                 611
Deferred revenues                                                         91                  99
Income taxes payable                                                     149                 194
Other current liabilities                                                513                 605
---------------------------------------------------------------------------------------------------
Total current liabilities                                              2,710               2,908
Long-term debt                                                         1,402               1,403
Employee compensation and benefits                                       562                 570
Asbestos litigation claims                                               753                 737
Other liabilities                                                        640                 555
Minority interest in consolidated subsidiaries                            46                  41
---------------------------------------------------------------------------------------------------
Total liabilities                                                      6,113               6,214
===================================================================================================
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 456 and 455 shares                             1,141               1,138
Paid-in capital in excess of par value                                   313                 298
Deferred compensation                                                    (86)                (87)
Accumulated other comprehensive income                                  (233)               (236)
Retained earnings                                                      4,294               4,327
---------------------------------------------------------------------------------------------------
                                                                       5,429               5,440
Less 21 shares of treasury stock, at cost for both periods               662                 688
---------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,767               4,752
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   10,880           $  10,966
===================================================================================================

See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                             Three Months
                                                                            Ended March 31
                                                                     ------------------------------
                                                                          2002           2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $     22     $       109
Adjustments to reconcile net income to net cash from operations:
Loss (income) from discontinued operations                                    28             (22)
Depreciation, depletion and amortization                                     132             134
Provision for deferred income taxes                                            7              13
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              27             (17)
Change in accounting method, net                                               -              (1)
Gain on sale of joint venture                                               (108)              -
Gain on option component of joint venture sale                                (3)              -
Other non-cash items                                                          18              19
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                       120               2
Inventories                                                                  (28)            (99)
Accounts payable                                                             109             (31)
Other working capital, net                                                  (247)             38
Other operating activities                                                    78              21
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                   155             166
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (235)           (145)
Sales of property, plant and equipment                                        28              21
Dispositions (acquisitions) of businesses, net                               134            (174)
Other investing activities                                                    (4)             (2)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                   (77)           (300)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                              (1)             (9)
Borrowings (repayments) of short-term debt, net                              (38)            269
Payments of dividends to shareholders                                        (54)            (54)
Proceeds from exercises of stock options                                       -              19
Payments to reacquire common stock                                            (1)             (4)
Other financing activities                                                     1              (2)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                   (93)            219
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (9)            (14)
Net cash flows from discontinued operations                                    -             (24)
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                  (24)             47
Cash and cash equivalents at beginning of period                             290             231
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    266     $       278
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     41     $        61
Income taxes                                                            $     46     $        58
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $      -     $        14
Liabilities disposed of in dispositions of businesses                   $      -     $         -


See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
         - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
         - the reported amounts of revenues and expenses during the reporting period.
 Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2001 Annual Report on Form 10-K. Prior year amounts have been reclassified to conform to the current year presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of March 31, 2002, the results of our operations for the three months ended March 31, 2002 and 2001 and our cash flows for the three months then ended. The results of operations for the three months ended March 31, 2002 and 2001 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         We have two business segments which are organized around the products and services provided to our customers - Energy Services Group and Engineering and Construction Group. Dresser Equipment Group is presented as discontinued operations through March 31, 2001 as a result of the sale in April 2001 of the remaining businesses within the Dresser Equipment Group. See Note 4.
         The table below presents revenues and operating income by business segment on a comparable basis.

                                                     Three Months
                                                    Ended March 31
                                            -----------------------------
Millions of dollars                             2002           2001
-------------------------------------------------------------------------
Revenues:
Energy Services Group                          $ 1,980        $ 2,031
Engineering and Construction Group               1,027          1,113
-------------------------------------------------------------------------
Total                                          $ 3,007        $ 3,144
=========================================================================

Operating income:
Energy Services Group                          $   162        $   200
Engineering and Construction Group                  31             18
General corporate                                  (70)           (20)
-------------------------------------------------------------------------
Total                                          $   123        $   198
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

         - Landmark Graphics provides integrated exploration and production software information systems, data management services and professional services to the petroleum industry; and
         - Other product service lines provide construction, installation and servicing of subsea facilities; flexible pipe for offshore applications; pipecoating services; feasibility, conceptual and front-end engineering and design, detailed engineering, procurement, construction site management, commissioning, start-up and debottlenecking of both onshore and offshore facilities; and large integrated engineering, procurement, and construction projects containing both surface and sub-surface components. We also offered pipeline services for offshore customers through European Marine Contractors Ltd., a 50% owned joint-venture, which we sold our interest in during January 2002. See Note 3.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas petrochemical refining and other industrial and governmental customers. The Engineering and Construction Group, operating as Halliburton KBR, includes the following five product lines:
         - Onshore operations comprises engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants;
         - Offshore operations includes specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
         - Government operations provides operations, maintenance and logistics activities for government facilities and installations;
         - Operations and maintenance provides services for private sector customers, primarily industrial, hydrocarbon and commercial applications; and
         - Infrastructure provides civil engineering, consulting and project management services.
         Intersegment revenues included in the revenues of the business segments are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.

Note 3.  Acquisitions and Dispositions
         Magic Earth acquisition. In November 2001, we acquired Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data mining. Under the agreement, Halliburton issued 4.2 million shares of common stock from treasury stock valued at $100 million. Magic Earth became a wholly owned subsidiary and is reported within our Energy Services Group. We recorded intangible assets of $19 million and goodwill of $71 million, all of which is nondeductible for tax purposes, subject to the final valuation of intangible assets and other costs. The intangible assets will be amortized based on a five year life.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million. The agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We recorded intangible assets of $14 million and goodwill of $149 million, $9 million of which is nondeductible for tax purposes.
         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock and rights that resulted in the issuance of 2.1 million additional shares of Halliburton common stock. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.
         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture, WellDynamics. We received $39 million in cash as an equity equalization adjustment. The remaining assets and goodwill of PES relating to completions and well intervention products have been combined with our existing completions product service line. We own 50% of WellDynamics and account for this investment using the equity method.

         Subsea joint venture. In October 2001, we signed a letter of intent to form a new company by combining our Halliburton Subsea operations with DSND Subsea ASA, a Norwegian-based company. The transaction is expected to close and the newly formed company will begin operating on a combined basis by the end of the second quarter of 2002. We will own 50% of the new company and will account for it on the equity method.
         European Marine Contractors Ltd. disposition. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture in the Energy Services Group, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to the Oil Service Index performance. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in other, net in the income statement as a result of the increase in value of this option. The total transaction resulted in an after-tax gain of $68 million, or $0.16 per diluted share.
         Dresser Equipment Group divestiture. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group. See Note 4.

Note 4.  Discontinued Operations
         In late 1999 and early 2000 we sold our interest in two joint ventures which were a significant portion of our Dresser Equipment Group. These sales prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that these remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group. We sold these businesses on April 10, 2001 and as part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group, which has been renamed Dresser, Inc. The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements.
         During the first quarter of 2002, we recorded as expense to discontinued operations $3 million for asbestos claims and defense costs related to previously disposed businesses, net of anticipated insurance recoveries for asbestos claims. We also recorded expense for a $40 million payment associated with the Harbison-Walker bankruptcy filing. See Note 8.

                                                    Three Months
Income (loss) from Operations                      Ended March 31
of Discontinued Businesses                     -----------------------
Millions of dollars                              2002         2001
----------------------------------------------------------------------
Revenues                                       $    -        $  359
Operating income                               $    -        $   37
Asbestos litigation claims, net of
     insurance recoveries                         (43)            -
Tax benefit (expense)                              15           (15)
----------------------------------------------------------------------
Net income (loss)                              $  (28)       $   22
======================================================================

Note 5.  Restricted Cash
         At March 31, 2002, we had restricted cash of $26 million included in other current assets. This cash is restricted in relation to cash collateral agreements for certain letters of credit we currently have outstanding.

Note 6.  Receivables
         Our receivables generally are not collateralized. See Note 13. With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable, and this work is usually billed during normal billing processes within the next several months or when certain milestones are achieved. The claims and change orders, included in unbilled work on uncompleted contracts and relating to approximately 7 projects, amounted to $169 million at March 31, 2002 and $137 million at December 31, 2001.

Note 7.  Inventories
         Inventories at March 31, 2002 and December 31, 2001 are composed of the following:

                                    March 31           December 31
                                 ----------------    ---------------
Millions of dollars                   2002                2001
--------------------------------------------------------------------
Finished products and parts          $  549              $   520
Raw materials and supplies              193                  192
Work in process                          72                   75
--------------------------------------------------------------------
Total                                $  814              $   787
====================================================================

         Included in the above are inventories on the last-in, first-out method of $55 million at March 31, 2002 and $54 million at December 31, 2001. If the average cost method had been used, total inventories would have been about $20 million higher than reported at March 31, 2002 and December 31, 2001.

Note 8.  Commitments and Contingencies
         Asbestos litigation. Several of our subsidiaries, particularly Dresser Industries, Inc. and Kellogg Brown & Root, Inc., are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of Dresser Industries, Inc. or in materials used in construction or maintenance projects of Kellogg Brown & Root, Inc. These claims are in three general categories:
         -    refractory claims;
         -    other Dresser Industries, Inc. claims; and
         -    construction claims.
         Refractory claims
         Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which Dresser Industries, Inc. acquired in 1967. Harbison-Walker was spun-off by Dresser Industries, Inc. in July, 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify Dresser Industries, Inc. from liability for those claims. Dresser Industries, Inc. retained responsibility for all asbestos claims pending as of the date of the spin-off. After the spin-off, Dresser Industries, Inc. and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies. Those agreements provide Dresser Industries, Inc. and Harbison-Walker access to the same insurance coverage to reimburse them for defense costs, settlements and court judgments they pay to resolve refractory asbestos claims.
         As of March 31, 2002, there were approximately 7,000 open and unresolved pre-spin-off refractory claims against Dresser Industries, Inc. In addition, there were approximately 133,000 post spin-off claims that name Dresser Industries, Inc. as a defendant. Dresser Industries, Inc. has taken up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         Other Dresser Industries, Inc. claims
         As of March 31, 2002, there were approximately 118,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by Dresser Industries, Inc. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.

         Construction claims
         Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root, Inc. As of March 31, 2002, there were approximately 34,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Less than 1,000 of these claims are asserted against The M.W. Kellogg Company. Kellogg Brown & Root has a good defense to these claims and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy
         On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and have confirmed a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against it or asserted against Dresser Industries, Inc. for which Harbison-Walker is required to indemnify and defend Dresser
Industries, Inc. If a plan of reorganization is confirmed, all pending and future refractory asbestos claims against Harbison-Walker or Dresser Industries, Inc. would be channeled to a Section 524(g)/105 trust for resolution and payment. In order for a trust to be confirmed at least a majority of the equity ownership of Harbison-Walker would have to be contributed to the trust. Creation of a trust would also require the approval of 75% of the asbestos claimant creditors of Harbison-Walker.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against Dresser Industries, Inc. in numerous courts throughout the United States. A number of claimants oppose that stay, and filed motions seeking to have the stay terminated. On April 4, 2002, the Bankruptcy Court heard argument on these motions and kept the stay in effect until at least 11 days after the Bankruptcy Court rules on the claimants' motions. When the Bankruptcy Court rules, it may issue a preliminary injunction continuing the stay or it may modify or dissolve the stay as it applies to Dresser Industries, Inc. It is also possible that the Bankruptcy Court will schedule future hearings while continuing or modifying the stay. At present, there is no assurance that a stay will remain in effect, that a plan of reorganization will be proposed or confirmed, or that any plan that is confirmed will provide relief to Dresser Industries, Inc. Dresser Industries, Inc. may make a contribution to a trust in order to achieve a confirmed plan. If a plan is not confirmed that provides relief to Dresser Industries, Inc., it will be required to defend all open claims in the courts in which they have been filed, possibly with reduced access to the insurance shared with Harbison-Walker.
         The stayed asbestos claims are those covered by insurance that Dresser Industries, Inc. and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 133,000 post-1992 spin-off refractory claims, 7,000 pre-spin-off refractory claims and approximately 99,000 other types of asbestos claims pending against Dresser Industries, Inc. Approximately 48,000 of the claims in the third category are claims made against Dresser Industries, Inc. based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and Dresser Industries, Inc. time to develop and propose a plan of reorganization.
         Dresser Industries, Inc. agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding of which $5 million had been advanced during the first quarter. On February 14, 2002, Dresser Industries, Inc. also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was made when Harbison-Walker filed its bankruptcy petition and was charged to discontinued operations in the first quarter of 2002. Harbison-Walker's failure to fulfill its indemnity obligations, and its excessive erosion of the insurance coverage, required Dresser Industries, Inc. to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. This insurance will be needed if a trust is to be worked out with the asbestos claimants. The payment to RHI Refractories led RHI Refractories to forgive intercompany debt owed to it by Harbison-Walker, thus increasing the assets of Harbison-Walker. Dresser Industries, Inc. will pay another $35 million to RHI Refractories if a plan of reorganization acceptable to Dresser Industries, Inc. is proposed in the bankruptcy proceedings. A further $85 million will be paid to RHI Refractories if a plan acceptable to Dresser Industries, Inc. is approved by 75% of the Harbison-Walker asbestos claimant creditors and confirmed by the Bankruptcy Court.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11
bankruptcy proceeding. This is substantially similar to Dresser Industries, Inc.'s lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of Dresser Industries, Inc. and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against certain insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although Dresser Industries, Inc. is a defendant in this lawsuit, it asserts its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance.
         Asbestos insurance coverage
         We have substantial insurance that reimburses us for portions of the costs we incur defending asbestos claims, as well as amounts we pay to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for our subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to us depends on the nature and time of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and other factors.
         Refractory claims insurance
         Dresser Industries, Inc. has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Recently, however, Equitas and other London-based companies have imposed new restrictive documentation requirements on Dresser Industries, Inc. and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, Dresser Industries, Inc. filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting Dresser Industries, Inc. rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow Dresser Industries, Inc. to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when we believe such settlements are an effective claims management strategy. We believe that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies Dresser Industries, Inc. has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered. Also, they continue to pay previously agreed to amounts of defense costs Dresser Industries, Inc. incurs defending refractory asbestos claims. All of the asbestos claims to which this insurance responds are currently stayed by the Harbison-Walker bankruptcy, and consequently the breach of the coverage-in-place agreements is currently having no impact upon Dresser Industries, Inc. Because of the lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that this case will proceed independently of the bankruptcy.
         Other Dresser Industries, Inc. claims insurance
         Dresser Industries, Inc. has substantial insurance to cover other non-refractory asbestos claims. One coverage-in-place agreement covers Dresser Industries, Inc. entities acquired prior to 1986 asbestos exclusions commonly found in general liability insurance policies. Several former Dresser Industries, Inc. product manufacturing subsidiaries and divisions are covered under the policies subject to this coverage-in-place agreement. Asbestos claims that would be covered by this agreement are currently stayed by the
Harbison-Walker bankruptcy because this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that Dresser Industries, Inc. acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against Dresser Industries, Inc. former Worthington pump division. There is also other substantial insurance coverage that has not yet been reduced to coverage-in-place agreements.
         On August 28, 2001, Dresser Industries, Inc. filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against certain London-based insuring entities that issued insurance policies that provide coverage to Dresser Industries, Inc. for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with Federal-Mogul, which in 2001 filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, Dresser Industries, Inc. filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Worthington Corporation and its successors for asbestos-related liabilities arising from Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of Dresser Industries, Inc. and Federal-Mogul, if any, to this insurance coverage.
         At the same time, Dresser Industries, Inc. filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against Dresser Industries, Inc. that are scheduled for trial within the six months following the filing of the motion. The stay that Dresser Industries, Inc. seeks, if granted, would remain in place until the competing rights of Dresser Industries, Inc. and Federal-Mogul are resolved. The Court has yet to schedule a hearing on Dresser Industries, Inc. motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with Dresser Industries, Inc. have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on Dresser Industries, Inc.'s rights to access this shared insurance is uncertain.
         Construction claims insurance
         Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we have written off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As a consequence of the Delaware Supreme Court's decision, Kellogg Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs defending asbestos claims from its historic construction operations. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal
         During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.

         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against Dresser Industries, Inc. and another defendant. Dresser Industries, Inc. is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. We believe that during the trial the court committed numerous errors, including prohibiting Dresser Industries, Inc. from presenting evidence that the alleged illness of the plaintiffs was caused by products of other companies that had previously settled with the plaintiffs. We intend to appeal this judgment and believe that the Texas appellate courts will ultimately reverse this judgment.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending Dresser Industries, Inc. pursuant to the agreement by which
Harbison-Walker was spun-off by Dresser Industries, Inc. in July 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not Dresser Industries, Inc. Dresser Industries, Inc. intends to appeal these three judgments on the grounds that it was not a party to the settlement agreements and it did not authorize anyone to settle on its behalf. We believe that these judgments are contrary to applicable law and will be reversed.
         On December 5, 2001, a jury in the Circuit Court for Baltimore City, Maryland, returned verdicts against Dresser Industries, Inc. and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. Dresser Industries, Inc. portion of the verdicts was approximately $30 million. Dresser Industries, Inc. believes that the trial court committed numerous errors and that the trial evidence did not support the verdicts. The trial court has entered judgment on these verdicts. Dresser Industries, Inc. intends to appeal the judgment to the Maryland Supreme Court where we expect the judgment will be significantly reduced, if not totally reversed.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. and two other companies. Dresser Industries, Inc. share of the verdict was $21.5 million. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. We believe there were serious errors during the trial and we intend to appeal this judgment to the Mississippi Supreme Court. We believe the judgment will ultimately be reversed because there was a total lack of evidence that the plaintiffs were exposed to a Harbison-Walker product or that they suffered compensatory damages. Also, there were procedural errors in the selection of the jury.
         Asbestos claims history. Since 1976, approximately 499,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the first quarter of 2002 we received approximately 25,000 new claims and we closed approximately 7,000 claims. The number of open claims pending against us at the end of the first quarter of 2002, at the end of each quarter of 2001 and at the end of the two preceding years is as follows:

                           Total Open
     Period Ending           Claims
-----------------------------------------
March 31, 2002               292,000
December 31, 2001            274,000
September 30, 2001           146,000
June 30, 2001                145,000
March 31, 2001               129,000
December 31, 2000            117,000
-----------------------------------------

         The claims include approximately 133,000 at March 31, 2002 and 125,000 at December 31, 2001 of post spin-off Harbison-Walker refractory related claims that name Dresser Industries, Inc. as a defendant.

         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 207,000 claims through settlements and court proceedings at a total cost of approximately $162 million. We have received or expect to receive from our insurers all but approximately $64 million of this cost, resulting in an average net cost per closed claim of about $309.
         Reserves for asbestos claims. We have accrued reserves for our estimate of our liability for known open asbestos claims. We have not accrued reserves for unknown claims that may be filed against us in the future. Our estimate of the cost of resolving open claims is based on our historical litigation experience on closed claims, completed settlements and our estimate of amounts we will recover from insurance companies. Our estimate of recoveries from insurance companies with which we have coverage-in-place agreements is based on those agreements. In those instances in which agreements are still in negotiation or in litigation, our estimate is based on our expectation of our ultimate recovery from insurance companies. We believe that the insurance companies with which we have signed agreements will be able to meet their obligations under these agreements for the amounts due to us. A summary of our reserves for open claims and corresponding insurance recoveries is as follows:

                                                  March 31      December 31
                                               ------------------------------
Millions of dollars                                 2002          2001
-----------------------------------------------------------------------------
Asbestos litigation claims                        $  753        $     737
-----------------------------------------------------------------------------
Estimated insurance recoveries:
     Highlands Insurance Company                       -              (45)
     Other insurance carriers                       (585)            (567)
-----------------------------------------------------------------------------
Insurance for asbestos litigation claims            (585)            (612)
-----------------------------------------------------------------------------
Net liability for known open asbestos claims      $  168        $     125
=============================================================================

         These insurance receivables and reserves are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims.
         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $24 million at March 31, 2002, and $18 million at December 31, 200l, excluding accounts receivable written off at the conclusion of the Highlands litigation.
         We have not accrued reserves for unknown claims that may be asserted against us in the future. We have not had sufficient information to make a reasonable estimate of future claims. However, we recently retained a leading claim evaluation firm to assist us in making an estimate of our potential liability for asbestos claims that may be asserted against us in the future. When the evaluation firm's analysis is completed it is likely that we will accrue a material liability for future claims that may be asserted against us. We expect the analysis will be completed during the second quarter of 2002 and that we will accrue the liability at the end of the quarter. At the same time we will accrue a receivable for related insurance proceeds we expect to collect when future claims are actually paid.
         The uncertainties of asbestos claim litigation and resolution of the litigation with insurance companies described above make it difficult to accurately predict the results of the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse court rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims and our estimate of amounts we will recover from insurance, we believe that the open asbestos claims currently pending against us will be resolved without a material adverse effect on our financial position or the results of our operations.
         Fort Ord litigation. Brown & Root Services, now operating as Kellogg Brown & Root, has been a defendant in civil litigation pending in federal court in Sacramento, California. The lawsuit alleges that Brown & Root Services violated provisions of the False Claims Act while performing work for the United States Army at Fort Ord in California. This lawsuit was filed by a former employee in 1997. On February 8, 2002, this lawsuit and a related grand jury investigation were settled. Kellogg Brown & Root made a $2 million payment to the United States government and paid the former employee's legal expenses. Kellogg Brown & Root denied wrongdoing and did not admit liability. The United States government agreed to suspend further investigation and forgo any further sanctions with regard to the Fort Ord contract. Kellogg Brown & Root's ability to perform further work for the United States government has not been impaired.
         Improper payments reported to the Securities and Exchange Commission. We have reported to the Securities and Exchange Commission that one of our foreign subsidiaries operating in Nigeria has made improper payments of approximately $2.4 million to a Nigerian national who held himself out as a tax consultant when, in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. They were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the Securities and Exchange Commission in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as an additional $3 million and was fully accrued as of March 31, 2002. The integrity of our Code of Business Conduct and our internal control procedures are essential to the way we conduct business.
         BJ Services patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in the patent infringement lawsuit brought by BJ Services. The lawsuit alleged that a well fracturing fluid system used by Halliburton Energy Services infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, less than one-quarter of BJ Services' claim at the beginning of the trial. The jury also found that there was no intentional infringement by Halliburton. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We plan to appeal this verdict to the Federal Circuit, which hears all appeals of patent cases. We believe that BJ's patent is invalid and unenforceable on a number of different grounds, and intend to pursue vigorously our rights to appeal. We have alternative products to use in our fracturing operations, and do not expect the loss to have a material adverse impact on our overall energy services business.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $49 million as of March 31, 2002 and December 31, 2001.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $223 million which relate to our joint ventures' operations. In addition, $328 million of these financial instruments include provisions that allow the banks to require cash collateralization if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services and $127 million where banks may require cash collateralization if either debt rating falls below investment grade. These letters of credit and bank guarantees relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance. In the past, no significant claims have been made against these financial instruments. We do not anticipate material losses to occur as a result of these financial instruments.
         Unasserted liquidated damages. At March 31, 2002 and December 31, 2001, we have not accrued $97 million of contractual obligations for schedule-related liquidated damages relating to two projects because we believe we have valid claims against the customer which would counter these liquidated damages, if asserted.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 9.  Income Per Share

                                                                  Three Months
                                                                 Ended March 31
Millions of dollars and shares                              -------------------------
except per share data                                          2002         2001
-------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting method, net                         $    50     $    86
=====================================================================================

Basic weighted average shares                                     432         426
Effect of common stock equivalents                                  1           4
-------------------------------------------------------------------------------------
Diluted weighted average shares                                   433         430
=====================================================================================

Income per common share from continuing  operations  before change in accounting method, net:
Basic                                                         $  0.12     $  0.20
=====================================================================================
Diluted                                                       $  0.12     $  0.20
=====================================================================================

         Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Included in the computation of diluted income per share at March 31, 2001 are rights we issued in connection with the PES acquisition for 1.1 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 17 million shares of common stock in 2002 and 2 million shares in 2001. These options were outstanding during these years, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 10.  Comprehensive Income
         The components of other comprehensive income adjustments to net income include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains or (losses) on investments and derivatives.

                                                                   Three Months
                                                                  Ended March 31
                                                              -----------------------
Millions of dollars                                              2002        2001
-------------------------------------------------------------------------------------
Net income                                                      $   22      $  109
Cumulative translation adjustment, net of tax                        3         (42)
Unrealized gains (losses) on investments and derivatives             -          (2)
-------------------------------------------------------------------------------------
Total comprehensive income                                      $   25      $   65
=====================================================================================

         Accumulated other comprehensive income at March 31, 2002 and December 31, 2001 consisted of the following:

                                                        March 31           December 31
                                                     ---------------     ---------------
Millions of dollars                                       2002                2001
----------------------------------------------------------------------------------------
Cumulative translation adjustment                       $   (202)           $   (205)
Pension liability adjustments                                (27)                (27)
Unrealized losses on investments and derivatives              (4)                 (4)
----------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $   (233)           $   (236)
----------------------------------------------------------------------------------------

Note 11. Goodwill and Other Intangible Assets
         Effective January 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets" and in accordance with the statement, amortization of goodwill has been discontinued. We have reviewed this new statement and determined that our reporting units as defined under SFAS No. 142 will be the same as our reportable operating segments: Energy Services Group and Engineering and Construction Group. We have completed the impairment tests of goodwill as of January 1, 2002 and determined that our goodwill for each reporting unit is not impaired. We also reevaluated our intangible assets and determined that their remaining useful life is appropriate. For the three months ended March 31, 2001, our reported net income was $109 million with basic and diluted earnings per share of $0.25. Adjusted for the non-amortization provisions of SFAS No. 142, our reported net income would have been $118 and our basic and diluted earnings per share would have been $0.27 resulting in an increase in net income of $9 million or $0.02 basic and diluted per share.

Note 12. Dresser Financial Information
         Since becoming a wholly owned subsidiary, Dresser Industries, Inc. has ceased filing periodic reports with the United States Securities and Exchange Commission. Dresser's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into Dresser Industries, Inc. The majority of our operating assets and activities are now included in Dresser Industries, Inc. and its subsidiaries. In August 2000, the United States Securities and Exchange Commission released a new rule governing the financial statements of guarantors and issuers of guaranteed securities registered with the United States Securities and Exchange Commission. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

Condensed Consolidating Statements
    of Income                                 Non-issuer/        Dresser      Halliburton                  Consolidated
Quarter ended March 31, 2002                 Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                $   3,007         $   36         $  30         $   (66)       $ 3,007
Cost of revenues                                  2,939              -             -               -          2,939
General and administrative                           53              -             -               -             53
Gain on sale of joint venture                      (108)             -             -               -           (108)
Interest expense                                    (12)            (8)          (12)              -            (32)
Interest income                                       4              -            13             (13)             4
Other, net                                           (4)             -             -               -             (4)
Income from continuing operations before
    taxes and minority interest                     111             28            31             (79)            91
Benefit (provision) for income taxes                (42)             2             4               -            (36)
Minority interest in net income of
    subsidiaries                                     (5)             -             -               -             (5)
Income from continuing operations                    64             30            35             (79)            50
Loss from discontinued operations                   (28)             -             -               -            (28)
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $      36         $   30         $  35         $   (79)       $    22
=========================================================================================================================







Condensed Consolidating Statements
    of Income                                 Non-issuer/        Dresser      Halliburton                  Consolidated
Quarter ended March 31, 2001                 Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                               $  3,144            $ 131        $  143         $  (274)        $ 3,144
Cost of revenues                                2,855                -             -               -           2,855
General and administrative                         91                -             -               -              91
Interest expense                                  (10)              (9)          (29)              1             (47)
Interest income                                     4                3             -              (3)              4
Other, net                                        (11)              21            13             (26)             (3)
Income from continuing operations
    before taxes, minority interest and
    change in accounting method, net              181              146           127            (302)            152
Benefit (provision) for income taxes              (68)              (3)           10               -             (61)
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
Income from continuing operations
    before change in accounting
    method, net                                   108              143           137            (302)             86
Income from discontinued operations                22                -             -               -              22
Cumulative effect of change in
    accounting method, net of tax benefit           1                -             -               -               1
-----------------------------------------------------------------------------------------------------------------------
Net income                                   $    131            $ 143        $  137         $  (302)        $   109
=======================================================================================================================

Condensed Consolidating
    Balance Sheets                            Non-issuer/        Dresser      Halliburton                  Consolidated
March 31, 2002                               Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                         $    161           $     -       $   105       $      -         $   266
Receivables:
Notes and accounts receivable, net              2,844                10             2              -           2,856
Unbilled work on uncompleted contracts          1,091                 -             -              -           1,091
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,935                10             2              -           3,947
Inventories                                       814                 -             -              -             814
Other current assets                              403                 -             8              -             411
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,313                10           115              -           5,438
Property, plant and equipment, net              2,757                 -             -              -           2,757
Equity in and advances to
    unconsolidated affiliates                     524                 -             -              -             524
Intercompany receivable from
    consolidated affiliates                         -             1,647          (872)          (775)              -
Equity in and advances to
    consolidated affiliates                         -             5,505         6,773        (12,278)              -
Goodwill, net                                     636                84             -              -             720
Insurance for asbestos litigation claims          585                 -             -              -             585
Other assets                                      790                28            38              -             856
-----------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 10,605           $ 7,274       $ 6,054       $(13,053)        $10,880
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                   $    995           $    43       $    75       $      -         $ 1,113
Other current liabilities                       1,563                 9            25              -           1,597
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,558                52           100              -           2,710
Long-term debt                                    212               439           751              -           1,402
Intercompany payable from
    consolidated affiliates                       775                 -             -           (775)              -
Asbestos litigation claims                        753                 -             -              -             753
Other liabilities                               1,075                10           117              -           1,202
Minority interest in consolidated
    subsidiaries                                   46                 -             -              -              46
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               5,419               501           968           (775)          6,113
Shareholders' equity:
Common shares                                     175                 -         1,141           (175)          1,141
Other shareholders' equity                      5,011             6,773         3,945        (12,103)          3,626
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,186             6,773         5,086        (12,278)          4,767
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $ 10,605           $ 7,274       $ 6,054       $(13,053)        $10,880
=======================================================================================================================

Condensed Consolidating
    Balance Sheets                            Non-issuer/        Dresser      Halliburton                  Consolidated
December 31, 2001                            Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
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
=======================================================================================================================

Condensed Consolidating Statements
    of Cash Flows                             Non-issuer/        Dresser      Halliburton                  Consolidated
Quarter ended March 31,2002                  Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $    162          $   (21)       $   14        $     -         $   155
Capital expenditures                             (235)               -             -              -            (235)
Sales of property, plant and equipment             28                -             -              -              28
Other investing activities                        130                -           105           (105)            130
Payments on long-term borrowings                   (1)               -             -              -              (1)
Borrowings (repayments) of
    short-term debt, net                          (13)               -           (25)             -             (38)
Payments of dividends to shareholders               -                -           (54)             -             (54)
Payments to reacquire common stock                  -                -            (1)             -              (1)
Other financing activities                       (114)              21           (11)           105               1
Effect of exchange rate on cash                    (9)               -             -              -              (9)
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                              $    (52)       $       -        $   28       $      -         $   (24)
======================================================================================================================







Condensed Consolidating Statements
    of Cash Flows                             Non-issuer/        Dresser      Halliburton                  Consolidated
Quarter ended March 31,2001                  Non-guarantor   Industries, Inc.   Company     Consolidating   Halliburton
Millions of dollars                           Subsidiaries       (Issuer)     (Guarantor)    Adjustments      Company
-------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $    123          $    23        $   20        $     -          $   166
Capital expenditures                             (145)               -             -              -             (145)
Sales of property, plant and equipment             21                -             -              -               21
Other investing activities                       (176)               -          (177)           177             (176)
Payments on long-term borrowings                   (4)              (5)            -              -               (9)
Borrowings (repayments) of
    short-term debt, net                          (15)               -           284              -              269
Payments of dividends to shareholders               -                -           (54)             -              (54)
Proceeds from exercises of stock options            -                -            19              -               19
Payments to reacquire common stock                  -                -            (4)             -               (4)
Other financing activities                        193              (18)            -           (177)              (2)
Effect of exchange rate on cash                   (14)               -             -              -              (14)
Net cash flows from discontinued
    operations                                    (24)               -             -              -              (24)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    equivalents                              $    (41)         $     -        $   88        $     -          $    47
=======================================================================================================================

Note 13. Subsequent Event
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary will sell an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions pursuant to another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws, and the assets of the funding subsidiary are not available to pay any creditors of Halliburton or of its subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains an interest in the pool of receivables that are not sold to the unaffiliated companies, and will be fully consolidated and reported in our financial statements.
         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible receivables in the pool at any given time and other factors. As of April 16, 2002, the funding subsidiary has initially sold a $150 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. We will continue to service, administer and collect the receivables on behalf of the purchaser. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies will be reflected as a reduction of accounts receivable in our consolidated balance sheet and in cash flows from operating activities in our consolidated statement of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -    factors and risks that impact our business;
         - why our earnings and expenses for the first quarter of 2002 differ from the first quarter of 2001;
         -    capital expenditures;
         -    factors that impacted our cash flows; and
         - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT

         Our business is organized around two business segments:
         -    Energy Services Group; and
         -    Engineering and Construction Group.
         The results of Dresser Equipment Group are reported as discontinued operations through March 31, 2001.
         We currently operate in almost 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry, and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities, to large oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration and development of oil and gas reserves through the refining and distribution process.
         The industries we serve are highly competitive with many substantial competitors for each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, acts of terrorism, expropriation or other governmental actions, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our two business segments are significantly impacted by the spending of large oil and gas companies on exploration and production programs and capital expenditures for refining and distribution facilities. High levels of worldwide drilling activity, particularly in the United States for gas drilling, occurred in the first half of 2001, but began to decline in the latter part of that year. The decline was partially due to general business conditions caused by global economic unrest and uncertainty which was accelerated by the terrorist attacks on September 11, 2001. The energy industry in the United States was further impacted by consecutive unseasonably warm winters which caused higher than normal gas storage levels creating an excess of supply. The increased gas storage levels contributed to the declining natural gas prices and reduced spending on gas drilling activities. Comparatively, quarterly average natural gas prices (Henry Hub - expressed in U.S. dollars per MCF) decreased from $6.55 in the 2001 first quarter, to $2.42 in the 2001 fourth quarter, and slightly increased to $2.47 during the 2002 first quarter. Natural gas prices are expected to steadily increase throughout the remainder of 2002 as excess inventories are utilized due to a combination of lower production levels and increasing demand.
         During the 2002 first quarter, crude oil prices (West Texas Intermediate - expressed in U.S. dollars per barrel) remained above $20.00 per barrel, which was above anticipated levels for the 2002 first quarter despite weak demand due to actions to control production by OPEC. Comparatively, quarterly average oil prices decreased from $28.89 in the 2001 first quarter, to $20.52 in the 2001 fourth quarter, and increased to $21.36 during the 2002 first quarter. For the remainder of 2002, oil prices are expected to average at or slightly above year end 2001 levels, but may be volatile due to the political tension in the Middle East.

         Rig count is another barometer of our business, particularly in the Energy Services Group. Comparatively, the quarterly average worldwide rig count decreased from 2,378 in the 2001 first quarter, to 2,030 in the 2001 fourth quarter, and further decreased to 1,932 during the 2002 first quarter. These rig count decreases were attributable to North America, although Canada's rig count has rebounded to some degree, from the fourth quarter of 2001, due to seasonality. The international rig count was relatively flat for the comparable periods. The rig count for the remainder of this year will be predicated on oil and gas prices and demand which will be driven by the United States and world economies.
         In the United States, our oilfield services are significantly impacted by gas drilling activity on land and our related pricing, which is more short-term focused based upon natural gas prices. In the short-term, opportunities will be provided by international long-term engineering and construction contracts and by large field development projects which are not as impacted as the United States land drilling activity. Drilling activity in the United States is expected to begin to improve in the second quarter and continue to improve through year-end. In the longer-term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities for us.
         Energy Services Group
         Low natural gas and crude oil drilling activity since the 2001 third quarter resulted in decreased demand for the services and products provided by the Energy Services Group. The United States rotary rig count averaged 818 rigs for the 2002 first quarter compared to 1,139 for the 2001 first quarter, a decrease of 28%. The United States rig count has decreased 19% in the 2002 first quarter from the 2001 fourth quarter; and has decreased by 34% from its peak in the 2001 second quarter. The international rotary rig count has remained relatively stable since the 2001 first quarter, with a quarterly average of 731 rigs during the 2002 first quarter compared to an average of 724 in the 2001 first quarter. This average is expected to continue relatively unchanged throughout the remainder of 2002.
         The decreased rig activity in the United States has increased pressure on the oilfield services product service line to discount prices. The price increases we implemented last year and our efforts to manage costs should partially offset the impacts of lower activity levels and additional discounting. As predicted, our production enhancement products in the pressure pumping product service line have been significantly impacted by the current economic slowdown due to its dependence on United States gas drilling. Our drilling systems product service line which has a large percentage of its business outside the United States and is heavily involved in deepwater oil and gas development, has remained strong despite the overall decline in the energy industry.
         Engineering and Construction Group
         Our engineering and construction projects are more long-term in nature and are not as impacted by short-term oil and gas price changes. The global economic slowdown is expected to reach its lowest level in the first half of 2002 and we may see a turnaround during the second half of 2002. Manufacturing activity has recently improved and has led to increased demand for ethylene and for other petrochemicals. However, project awards will continue to be delayed or their scope reduced due to excess capacity in petrochemical supplies. A number of large-scale gas and liquefied natural gas, gas-to-liquids, government and infrastructure projects are being awarded or actively considered. Growth opportunities also exist to provide additional security and defense support to government agencies in the United States and other countries. Demands for these services are expected to grow as governmental agencies seek to control costs and efficiencies by outsourcing these functions.
         Backlog
         Our backlog at March 31, 2002, was $9.8 billion, comprised of $7.7 billion for the Engineering and Construction Group and $2.1 billion for the Energy Services Group. Our total backlog at December 31, 2001, was $9.9 billion.
         Reorganization of Business Operations
         Based on our review of our businesses, we have concluded that the Energy Services Group and the Engineering and Construction Group would be better positioned as separate businesses, operating as two groups of wholly-owned subsidiaries. A more distinct separation of the two businesses will create two stronger, leaner, more competitive and cost efficient business organizations where each businesses risks and rewards will be consistent with its financial results. The reorganization will also result in reconfiguring our support functions into the two business groups. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.
         We expect the reorganization to be completed by mid-year. Most of the reorganization costs, principally severance costs, will be incurred in the 2002 second quarter. Before we announced the reorganization internally in the 2002 first quarter, we incurred and recorded approximately $7 million of after-tax severance cost relating to executives who were impacted by the reorganization. We expect that the cost savings generated by the reorganization will commence in the 2002 third quarter.

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

First Quarter of 2002 Compared with the First Quarter of 2001

                                               First Quarter
REVENUES                                  -----------------------      Increase
Millions of dollars                          2002        2001         (decrease)
----------------------------------------------------------------------------------
Energy Services Group                      $  1,980    $  2,031         $  (51)
Engineering and Construction Group            1,027       1,113            (86)
----------------------------------------------------------------------------------
Total revenues                             $  3,007    $  3,144         $ (137)
==================================================================================

         Consolidated revenues in the 2002 first quarter of $3.0 billion decreased $137 million compared to the 2001 first quarter. International revenues were 67% of total revenues for the 2002 first quarter and 62% in the 2001 first quarter, highlighting the reduction in business levels in the United States.
         Energy Services Group revenues were $2.0 billion for the 2002 first quarter, a decrease of 2% from the 2001 first quarter. International revenues were 65% of total revenues in the 2002 first quarter compared to 58% in the 2001 first quarter due to decreased United States drilling activity. Our oilfield services product service line revenues of $1.5 billion in the 2002 first quarter declined 5% from the 2001 first quarter, primarily due to reduced rig activity particularly in the United States and increased discounts. Revenues from pressure pumping, completion products, drilling fluids and drill bit product service lines declined between 6% and 8% in the 2002 first quarter from the 2001 first quarter. Logging revenues were down about 11% from the same period. Drilling services revenues increased 15% in the 2002 first quarter as compared to the 2001 first quarter due to a 7% increase in the United States, and a 19% increase internationally. Geographically, oilfield services North America revenues decreased 21%, reflecting market conditions and weak rig activity.
International revenues were strong in the 2002 first quarter, with a 11% increase over 2001. Europe/Africa revenues increased 28%. Asia Pacific revenue increased almost 20%. Middle East oilfield service revenues were up over 12%. Revenues were slightly lower in Latin America due to an oil workers strike in Venezuela and the impact of the Argentina economic crisis.
         Revenues for the balance of the segment increased $30 million for the 2002 first quarter as compared to the 2001 first quarter, with the largest increase attributable to a major project in Brazil. Integrated exploration and production information systems revenues experienced growth of 14%, primarily due to increased professional services as a result of the PGS Data Management acquisition. Increased revenues were partially offset by a decrease in
Surface/Subsea revenue, as many of the projects were completed in 2001 and delays in new project awards.
         Engineering and Construction Group revenues of $1 billion in the 2002 first quarter were 8% lower than the 2001 first quarter. The revenue decline is primarily caused by the weakened economy and completion of several major projects. Several major contracts were awarded in late 2001 and early 2002, but no significant revenue is expected from these projects until late 2002. Offshore operations were further impacted by the reduced activity in the Gulf of Mexico. Government operations were basically flat for the 2002 first quarter as compared to the 2001 first quarter, as the logistical support contract in the Balkans remains in the sustainment phase and activity at the Devonport shipyards was about the same as the previous year. International revenues were 71% for both the first quarter of 2002 and 2001. Revenue declined in all geographic regions other than Europe/Africa, which posted a moderate improvement.

                                                First Quarter
OPERATING INCOME                         --------------------------       Increase
Millions of dollars                          2002          2001          (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $   162      $   200          $   (38)
Engineering and Construction Group               31           18               13
General corporate                               (70)         (20)             (50)
-------------------------------------------------------------------------------------
Total operating income                      $   123      $   198          $   (75)
=====================================================================================

         Consolidated operating income of $123 million was 38% lower in the 2002 first quarter compared to the 2001 first quarter. In the 2002 first quarter, we incurred some nonrecurring items, which included:
         -    $108 million pretax gain in the Energy Services Group on the sale of our 50% interest in European Marine Contractors;
         -    $98 million pretax expense in the Energy Services Group related to the judgment in the BJ Services patent infringement case;
         -    $80 million write-off of billed and accrued receivables related to the Highlands Insurance Company litigation in General corporate;
         -    $11 million  pretax for severance  related  actions as part of our
              planned  reorganization  of  which   $5  million  related  to  the
              Energy  Services  Group, $4 million related to the Engineering and
              Construction Group and $2 related to General corporate; and
         -    $28 million pretax gain for the value of stock received from the demutalization of an insurance provider in General corporate.
In the 2001 first quarter, we incurred $11 million in goodwill amortization of which $7 million related to the Energy Services Group and $4 million related to the Engineering and Construction Group. Excluding these items, operating income decreased by 16%.
         Energy Services Group operating income for the 2002 first quarter decreased $38 million, or 19%, from the 2001 first quarter. Excluding the gain on the sale of our interest in European Marine Contractors Ltd., the accrued judgment associated with the BJ Services patent infringement case, severance charges, and goodwill amortized in the first quarter of 2001, operating income decreased by 24%. The declining results were significantly impacted by the slower United States economy, lower gas drilling activity primarily in the United States onshore operations and increased discount rates. Operating income for our oilfield services product service line decreased 71% for the 2002 first quarter as compared to the 2001 first quarter. Excluding the nonrecurring items, the decline was approximately 18%. Operating income for the pressure pumping product service line declined by approximately 28% and drilling fluids decreased by slightly over 30% in the 2002 first quarter, as compared to the 2001 first quarter. Increased activity in Europe/Africa contributed to higher operating income for the drilling systems and completion products product service lines. Drilling systems operating income almost tripled due to this increased activity and the revenues from Geo-Pilot (TM). Geographically, all international regions experienced significant improvements with the largest increase in Europe/Africa. Excluding the sale of our portion of a joint venture, operating income for the remainder of the segment decreased $8 million primarily due to revised profit estimates on a major project.
         Engineering and Construction Group operating income increased $13 million, or 72%, from the 2001 first quarter to the 2002 first quarter. Despite the decrease in revenue, our operating margin was almost 1.5% higher in the 2002 first quarter as compared to the 2001 first quarter, and only slightly below our average for 2001. Onshore operations were substantially higher due to technology sales that report higher margins and improved performance on several projects. The increase was partially offset by lower operating income in other product lines consistent with reduced revenues. Restructuring charges of $4 million pretax were incurred in the 2002 first quarter, as a result of the planned legal reorganization.
         General corporate expenses for the 2002 first quarter were $70 million compared to $20 million for the 2001 first quarter. During the 2002 first quarter, we have written off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries as we were unsuccessful in our appeal of the Highlands insurance litigation. In addition, we recorded a $28 million pretax gain on the value of stock received from the demutalization of an insurance provider.

NONOPERATING ITEMS

         Interest expense of $32 million for the 2002 first quarter, decreased $15 million compared to the 2001 first quarter. The decrease is due to lower average borrowings in 2002, partially offset by the $4 million in interest related to the BJ Services litigation.
         Interest income was $4 million in the first quarter of 2002 and 2001. Foreign exchange losses, net were $8 million in the current year quarter compared to $3 million in the first quarter of last year. The increase is due to the continuing economic and financial crisis in Argentina.
         Other, net of $4 million in the 2002 first quarter, includes $3 million pretax gain associated with the increase on the option component of the European Marine Contractors Ltd. sale.
         Provision for income taxes of $36 million resulted in an effective tax rate of 39.6%, down slightly from the 2001 first quarter rate of 40.1%.
         Income from continuing operations was $50 million in the 2002 first quarter, compared to $86 million in the 2001 first quarter.
         Income (loss) from discontinued operations was a $28 million loss, or $0.07 per diluted share, for the 2002 first quarter compared to income of $22 million, or $0.05 per diluted share, for the 2001 first quarter. The loss in the 2002 first quarter, includes a $26 million after-tax payment in connection with Harbison-Walker's bankruptcy filing. Income for the 2001 first quarter represents the results of Dresser Equipment Group.
         Cumulative effect of change in accounting method, net of $1 million in the 2001 first quarter, reflects the impact of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities".
         Net income for the 2002 first quarter was $22 million, or $0.05 per diluted share. Net income was $109 million, or $0.25 per diluted share for the 2001 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         We ended the first quarter of 2002 with cash and equivalents of $266 million, a decrease of $24 million from the end of 2001.
         Cash flows from operating activities provided $155 million in the first quarter of 2002 compared to $166 million in the first quarter of 2001. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $46 million of cash in the first quarter of 2002 compared to $90 million in the same period of 2001. Included in changes to other operating activities for the first quarter of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing. Included in other working capital, net and other operating activities are special charge usages for personnel reductions, facility closures, merger transaction costs, and integration costs of $10 million in the first quarter of 2001.
         Cash flows used in investing activities were $77 million in the first quarter of 2002 and $300 million in the same period of 2001. Capital expenditures of $235 million in the first quarter of 2002 were about 62% higher than in the first quarter of 2001. Capital spending in the first quarter of 2002 continued to be primarily directed to Halliburton Energy Services, for fracturing equipment and directional and logging-while-drilling tools. We also invested $60 million in integrated solutions projects. Dispositions of businesses in the first quarter of 2002 include $115 million collected from the sale of our European Marine Contractors Ltd. joint venture as well as a $19 million contingent payment. In the first quarter of 2001 we acquired PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash.
         Cash flows from financing activities used $93 million in the first quarter of 2002. In the first quarter of 2001, financing activities provided $219 million. Proceeds from exercises of stock options provided cash flows of $19 million in the first quarter of 2001. Dividends to shareholders used $54 million of cash in the first quarter of 2002 and 2001.
         Cash flows from discontinued operations used $24 million in the first quarter of 2001.

         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 24% of total capitalization at March 31, 2002 and December 31, 2001. We currently have $26 million in restricted cash included in other current assets. See Note 5. In addition, on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. See Note 13.
         Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2. The ratings were lowered due to the agencies' concerns about asbestos litigation and the general weakening in the oilfield services sector. Although the long-term ratings continue at investment grade levels and the short-term ratings allow participation in the commercial paper market, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Reduced ratings and concerns about asbestos litigation, along with recent changes in the banking and insurance markets, will also result in higher cost and more limited access to markets for other credit products including letters of credit and surety bonds. At this time, it is not possible to compute the increased costs of credit products we may need in the future but it is not expected to be material based upon the current forecast of our credit needs.
         We have $700 million of committed lines of credit from banks that are available if we maintain an investment grade rating. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services and we are currently above these levels. As of March 31, 2002, no amounts have been borrowed under these lines.

ENVIRONMENTAL MATTERS

         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.

CONVERSION TO THE EURO CURRENCY

         On  January  1, 1999,  some  member  countries  of the  European  Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). This was the first step towards transition from existing national currencies to the use of the euro as a common currency. Euro notes and coins were introduced on January 1, 2002 and the transition period for the introduction of the euro ended February 28, 2002. Issues resulting from the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending existing contracts and processing tax and accounting records. We addressed these issues before December 31, 2001. In addition, our operations in the eurozone countries began transacting most of their businesses in euros before December 31, 2001. Thus far in 2002, we have not experienced any major issues related to converting to the euro and do not anticipate any material impacts in the future.

ACCOUNTING CHANGES

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

         - the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions".
The new standard was effective for us beginning January 1, 2002, and we do not believe the effects of this standard will have a material effect on our future financial condition or operations.

FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and similar expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Legal
              - asbestos litigation including the recent judgments against us and related appeals;
              -    asbestos-related insurance litigation;
              - other litigation, including, for example, contract disputes, patent infringements and environmental matters;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
                      -    encourage   or   mandate   the   hiring   of    local
                           contractors; and
                      - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction; and
              - environmental laws, including, for example, those that require emission performance standards for facilities;
         Geopolitical
              - unsettled political conditions, war, the effects of terrorism, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
              - operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Argentina, Libya, Nigeria, Russia, and Venezuela; and
              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002;
         Liquidity
              - reductions in debt ratings by rating agencies such as our recent reductions by Standard & Poor's and Moody's Investors' Services;
              -   access to lines of credit and credit markets;
              -   ability to issue letters of credit; and
              -   ability to raise capital via the sale of stock;
         Weather related
              - the effects of severe weather conditions, including, for example, hurricanes and typhoons, on offshore operations and facilities; and
              - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;

         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in Bosnia;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers in the oil and gas industry such as the recent merger of Conoco and Phillips Petroleum; and
              - claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
         Industry
              - technological and structural changes in the industries that we serve;
              - changes that impact the demand for oil and gas such as the slowdown in the global economy following the terrorist attacks on the United States on September 11, 2001;
              -   changes in the price of oil and natural gas, resulting from:
                      - OPEC's ability to set and maintain production levels and prices for oil;
                      -    the level of oil production by non-OPEC countries;
                      - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
                      - the level of demand for oil and natural gas, especially natural gas in the United States where demand is currently below last years' usage; and
              - changes in the price or the availability of commodities that we use;
              - risks that result from entering into fixed fee engineering, procurement and construction projects, such as the Barracuda-Caratinga project in Brazil, where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins or incur a loss;
              - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
              - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                      - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                      - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Personnel and mergers/reorganizations/dispositions
              - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
              - integration of acquired businesses into Halliburton, such as our 2001 acquisitions of Magic Earth, Inc. and PGS Data Management, including:
                      - standardizing information systems or integrating data from multiple systems;
                      - maintaining uniform standards, controls, procedures and policies; and
                      - combining operations and personnel of acquired businesses with ours;
              - effectively restructuring operations and personnel within Halliburton such as the reorganization of our engineering and construction business in early 2001 and the recently announced segregation of our business into two separate legal entities;
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of planned dispositions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
         -    volatility of the currency  rates;
         -    time horizon of the derivative instruments;
         -    market cycles; and
         -    the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

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


                         Date of
Date Filed               Earliest Event         Description of Event
---------------------------------------------------------------------------------------------------------------------

March 14, 2002           March 14, 2002         Item 5. Other Events for a press release affirming the judgment of the Court of Chancery in the litigation with Highlands.

March 21, 2002           March 19, 2002         Item 5. Other Events for a press release announcing John Gibson as
                                                President of Halliburton Energy Services.

During the second quarter of 2002:

April 15, 2002           April 12, 2002         Item 5. Other Events for a press release announcing a verdict rendered against Halliburton in a patent infringement case by BJ
                                                Services Company.

April 18, 2002           April 17, 2002         Item 5. Other Events for a press release announcing KPMG LLP as independent auditors for the year ending December 31, 2002.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                         HALLIBURTON COMPANY




Date:    May 8, 2002                     By:  /s/   Douglas L. Foshee
     --------------------                    ----------------------------------
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