Form 10-Q
period 2002-06-30
HALLIBURTON CO
filed 2002-08-13
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

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

Common stock, par value $2.50 per share:
Outstanding at July 24, 2002 - 436,351,938

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                        --------
PART I.         FINANCIAL INFORMATION                                                                     2-28

Item 1.         Financial Statements                                                                       2-4

                -     Condensed Consolidated Statements of Income                                            2
                -     Condensed Consolidated Balance Sheets                                                  3
                -     Condensed Consolidated Statements of Cash Flows                                        4
                -     Notes to Quarterly Financial Statements                                             5-28
                      1.   Management Representations                                                        5
                      2.   Business Segment Information                                                    5-6
                      3.   Acquisitions and Dispositions                                                   6-7
                      4.   Restricted Cash                                                                   7
                      5.   Discontinued Operations                                                         7-8
                      6.   Receivables and Unapproved Claims                                                 8
                      7.   Inventories                                                                       9
                      8.   Commitments and Contingencies                                                  9-19
                      9.   Income (loss) Per Share                                                          19
                     10.   Comprehensive Income (loss)                                                   19-20
                     11.   Goodwill and Other Intangible Assets                                             20
                     12.   Accounts Receivable Securitization                                               21
                     13.   Reorganization of Business Operations                                            21
                     14.   Impairment of Equity Investment                                                  21
                     15.   Long-Term Debt and Financial Instruments                                         22
                     16.   DII Industries, LLC Financial Information                                     22-28

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                    29-43

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                  43

PART II.        OTHER INFORMATION                                                                        44-46

Item 4.         Submission of Matters to a Vote of Security Holders                                         44

Item 6.         Listing of Exhibits and Reports on Form 8-K                                              44-46

Signatures                                                                                                  47

Exhibits:       -     Halliburton Elective Deferral Plan as amended and restated
                      effective May 1, 2002
                -     Halliburton Company 2002 Employee Stock Purchase Plan
                -     Employment Agreement
                -     Employment Agreement
                -     Powers of Attorney for Directors
                -     Powers of Attorney for Executive Officers

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                     Three Months                 Six Months
                                                                    Ended June 30                Ended June 30
                                                               ----------------------------------------------------
                                                                  2002         2001            2002         2001
-------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                        $   2,750    $   2,812       $   5,279    $   5,455
Product sales                                                         457          498             917          981
Equity in earnings of unconsolidated affiliates                        28           29              46           47
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $   3,235    $   3,339       $   6,242    $   6,483
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                $   3,075    $   2,512       $   5,605    $   4,945
Cost of sales                                                         407          454             816          876
General and administrative                                             97          101             150          192
Gain on sale of joint venture                                           -            -            (108)           -
Impairment on equity investment                                        61            -              61            -
--------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                              $   3,640    $   3,067       $   6,524    $   6,013
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (405)         272            (282)         470
Interest expense                                                      (30)         (34)            (62)         (81)
Interest income                                                        12            6              16           10
Foreign currency losses, net                                           (5)          (1)            (13)          (4)
Other, net                                                             (2)           -               2            -
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
     taxes, minority interest, and change in accounting
     method, net                                                     (430)         243            (339)         395
(Provision) benefit for income taxes                                   77          (98)             41         (159)
Minority interest in net income of subsidiaries                        (5)          (2)            (10)          (7)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before change in
     accounting method, net                                          (358)         143            (308)         229
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from discontinued operations, net of tax
     benefit of $19, $32, $34, and $17                               (140)         (60)           (168)         (38)
Gain on disposal of discontinued operations, net of tax
     of $0, $199, $0, and $199                                          -          299               -          299
--------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                           (140)         239            (168)         261
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting method, net                   -            -               -            1
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    (498)   $     382       $    (476)   $     491
====================================================================================================================

Basic income (loss) per share:
Income (loss) from continuing operations before change in
     accounting method, net                                     $   (0.83)   $    0.34       $  (0.71)    $    0.54
Loss from discontinued operations                                   (0.32)       (0.14)         (0.39)        (0.09)
Gain on disposal of discontinued operations                             -         0.70              -          0.70
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $   (1.15)   $    0.90       $  (1.10)    $    1.15
====================================================================================================================

Diluted income (loss) per share:
Income (loss) from continuing operations before change in
     accounting method, net                                     $   (0.83)   $    0.33       $  (0.71)    $    0.53
Loss from discontinued operations                                   (0.32)       (0.14)         (0.39)        (0.09)
Gain on disposal of discontinued operations                             -         0.70              -          0.70
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $   (1.15)   $    0.89       $  (1.10)    $    1.14
====================================================================================================================

Cash dividends per share                                        $   0.125    $   0.125       $   0.25    $     0.25
Basic average common shares outstanding                               432          427            432           427
Diluted average common shares outstanding                             432          430            432           430

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                   June 30        December 31
                                                                     2002            2001
------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      383       $     290
Receivables:
Notes and accounts receivable, net                                     2,606           3,015
Unbilled work on uncompleted contracts                                 1,000           1,080
------------------------------------------------------------------------------------------------
Total receivables                                                      3,606           4,095
Inventories                                                              808             787
Current deferred income taxes                                            126             154
Other current assets                                                     253             247
------------------------------------------------------------------------------------------------
Total current assets                                                   5,176           5,573
Property, plant and equipment after accumulated
     depreciation of $3,329 and $3,281                                 2,692           2,669
Equity in and advances to related companies                              568             551
Goodwill, net                                                            725             720
Noncurrent deferred income taxes                                         512             410
Insurance for asbestos litigation claims                               1,594             612
Other assets                                                             720             431
------------------------------------------------------------------------------------------------
Total assets                                                      $   11,987       $  10,966
================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $       66       $      44
Current maturities of long-term debt                                     215              81
Accounts payable                                                       1,140             917
Accrued employee compensation and benefits                               254             357
Advanced billings on uncompleted contracts                               492             611
Deferred revenues                                                         88              99
Income taxes payable                                                      78             194
Reserves on uncompleted contracts                                        193             101
Other current liabilities                                                461             504
------------------------------------------------------------------------------------------------
Total current liabilities                                              2,987           2,908
Long-term debt                                                         1,264           1,403
Employee compensation and benefits                                       562             570
Asbestos litigation claims                                             2,196             737
Minority interest in consolidated subsidiaries                            51              41
Other liabilities                                                        672             555
------------------------------------------------------------------------------------------------
Total liabilities                                                      7,732           6,214
------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 456 and 455 shares                             1,141           1,138
Paid-in capital in excess of par value                                   296             298
Deferred compensation                                                    (88)            (87)
Accumulated other comprehensive income                                  (201)           (236)
Retained earnings                                                      3,742           4,327
------------------------------------------------------------------------------------------------
                                                                       4,890           5,440
Less 20 and 21 shares of treasury stock, at cost                         635             688
------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,255           4,752
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   11,987       $  10,966
================================================================================================

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                              Six Months
                                                                             Ended June 30
                                                                     ------------------------------
                                                                          2002           2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                       $   (476)       $    491
Adjustments to reconcile net income (loss) to net cash from
operations:
Loss (income) from discontinued operations                                   168            (261)
Depreciation, depletion and amortization                                     266             258
Provision (benefit) for deferred income taxes                                (73)             50
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              14              26
Change in accounting method, net                                               -              (1)
Gain on sale of joint venture                                               (108)              -
Gain on option component of joint venture sale                                (3)              -
Impairment on equity investment                                               61               -
Asbestos reserve, net                                                        477              95
Accrued special charges                                                        -              (6)
Other non-cash items                                                          72              20
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                       227            (346)
Sale of receivables                                                          200               -
Inventories                                                                  (24)           (145)
Accounts payable                                                             169              79
Other working capital, net                                                  (239)             42
Other operating activities                                                  (111)             42
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                   620             344
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                        (404)           (344)
Sales of property, plant and equipment                                        54              39
(Acquisitions) dispositions of businesses, net                               134            (139)
Investments - restricted cash                                               (188)              -
Other investing activities                                                   (10)             (8)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (414)           (452)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Payments on long-term borrowings                                              (4)             (9)
(Repayments) borrowings of short-term debt, net                               14            (854)
Payments of dividends to shareholders                                       (109)           (107)
Proceeds from exercises of stock options                                       -              24
Payments to reacquire common stock                                            (2)             (8)
Other financing activities                                                     -              (3)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (101)           (957)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      (12)            (12)
Net cash flows from discontinued operations                                    -           1,174
---------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                              93              97
Cash and equivalents at beginning of period                                  290             231
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    383        $    328
===================================================================================================
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     53        $     16
Income taxes                                                            $     98        $    145
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $      -        $     18
Liabilities disposed of in dispositions of businesses                   $      -        $    430

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
         - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2001 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Prior period amounts have been reclassified to be consistent with the current presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of June 30, 2002, the results of our operations for the three and six months ended June 30, 2002 and 2001 and our cash flows for the six months then ended. The results of operations for the three and six months ended June 30, 2002 and 2001 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         During the first quarter of 2002, we announced plans to restructure our businesses into two wholly-owned operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions which were previously shared were moved into the two business groups. We also decided that the operations of Major Projects, Granherne and Production Services were best managed by our Kellogg Brown & Root subsidiary, or KBR, in the current business environment. These businesses were moved for management and reporting purposes from the Energy Services Group segment to the Engineering and Construction Group segment during the second quarter. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations product line, Granherne is now reported in the Onshore product line and Production Services is now reported under the Operations and Maintenance product line.
         The tables below present information on our continuing operations business segments on a comparable basis.

                                                Three Months                 Six Months
                                               Ended June 30                Ended June 30
                                          -------------------------    ------------------------
Millions of dollars                          2002         2001            2002         2001
-----------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $  1,756     $  2,008        $  3,445     $   3,800
Engineering and Construction Group            1,479        1,331           2,797         2,683
-----------------------------------------------------------------------------------------------
Total                                      $  3,235     $  3,339        $  6,242     $   6,483
===============================================================================================

Operating income (loss):
Energy Services Group                      $     70     $    268        $    239     $     457
Engineering and Construction Group             (450)          21            (508)           48
General corporate                               (25)         (17)            (13)          (35)
-----------------------------------------------------------------------------------------------
Total                                      $   (405)    $    272        $   (282)    $     470
===============================================================================================

         Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
         - Halliburton Energy Services provides oilfield services and products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control, and integrated solutions;
         - Landmark Graphics provides integrated exploration and production software information systems, data management services, professional services to the petroleum industry and reservoir description; and
         - Other product service lines provide installation and servicing of subsea facilities and pipelines, manufacture of flexible pipe for offshore applications, and pipecoating services. In January 2002 we sold our interest in European Marine Contractors Ltd., a 50%-owned joint venture that provided pipeline services for offshore customers. See Note 3.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as KBR, includes the following five product lines:
         - Onshore operations comprise engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants;
         - Offshore operations include specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
         - Government operations provide operations, maintenance and logistics activities for government facilities and installations;
         - Operations and maintenance services include plant operations, maintenance and start up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
         - Infrastructure provides civil engineering, consulting and project management services.
         Intersegment revenues included in the revenues of the business segments are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.

Note 3.  Acquisitions and Dispositions
         Subsea 7. In May 2002, we contributed a portion of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We contributed assets with a carrying value of approximately $75 million. We own 50% of Subsea 7 and account for this investment using the equity method. The remaining 50% is owned by DSND Subsea ASA.
         Magic Earth acquisition. In November 2001, we acquired Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data interpretation. Under the agreement, Halliburton issued 4.2 million shares of common stock from treasury stock valued at $100 million. Magic Earth became a wholly-owned subsidiary and is reported within our Energy Services Group. We recorded intangible assets of $19 million and goodwill of $71 million, all of which is nondeductible for tax purposes. The intangible assets will be amortized based on a five year life.
         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own. PES had developed technology that complemented Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock and rights that resulted in the issuance of
2.1 million additional shares of Halliburton common stock. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.

         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture with Shell Technology Ventures B.V., WellDynamics. We received $39 million in cash as an equity equalization adjustment. The remaining assets and goodwill of PES relating to completions and well intervention products have been combined with our existing completions product service line. We own 50% of WellDynamics and account for this investment using the equity method.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million. The agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We recorded intangible assets of $14 million and goodwill of $149 million, $9 million of which is nondeductible for tax purposes.
         European Marine Contractors Ltd. disposition. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture in the Energy Services Group, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to the Oil Service Index performance. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in Other, net in the income statement as a result of the increase in value of this option. The total transaction resulted in an after-tax gain of $68 million, or $0.16 per diluted share.
         Dresser Equipment Group divestiture. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group. See Note 5.

Note 4.  Restricted Cash
         At June 30, 2002, we had restricted cash of $188 million included in Other assets. Restricted cash in Other assets mainly consists of a $106 million deposit that collateralizes an appeal bond for a patent infringement judgement on appeal and $56 million as collateral for potential future insurance claim reimbursements. Also included in restricted cash is $26 million primarily related to cash collateral agreements for outstanding letters of credit for various construction projects. In the 2002 first quarter, the $26 million was included as Other current assets on the balance sheet. As the projects are considered long-term in nature, we have reclassified this amount to Other assets on the balance sheet in the second quarter of 2002.

Note 5.  Discontinued Operations
         In late 1999 and early 2000 we sold our interest in two joint ventures which were a significant portion of our Dresser Equipment Group. These sales prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that these remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group. We sold these businesses on April 10, 2001. As part of the terms of the transaction, we retained a 5.1% equity interest in the Dresser Equipment Group, which has been renamed Dresser, Inc. In the second quarter of 2001, we recognized a pretax gain on this sale of $498 million ($299 million after-tax). The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements.
         During the second quarter of 2002, in connection with our asbestos econometric study, we recorded a pretax expense of $153 million, $123 million after-tax, to discontinued operations for existing and future asbestos claims and defense costs related to previously disposed businesses, net of anticipated insurance recoveries. See Note 8. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing. In addition, based upon the impact of certain second quarter items, we adjusted our 2002 estimated effective tax rate for discontinued operations by recording an $11 million tax provision in the second quarter of 2002.

                                               Three Months                  Six Months
                                               Ended June 30                Ended June 30
Loss from Discontinued                    -------------------------    ------------------------
Operations
Millions of dollars                          2002         2001            2002        2001
-----------------------------------------------------------------------------------------------
Revenues                                   $      -    $     -          $     -     $   359
===============================================================================================
Operating income                           $      -    $     -          $     -     $    37
Asbestos litigation claims, net of
   insurance recoveries                        (159)       (92)            (202)        (92)
Tax benefit                                      19         32               34          17
-----------------------------------------------------------------------------------------------
Net loss                                   $   (140)   $   (60)         $  (168)    $   (38)
===============================================================================================

Note 6.  Receivables and Unapproved Claims
         Our receivables are generally not collateralized. See Note 12. With the exception of claims and change orders that are in the process of being negotiated with customers, unbilled work on uncompleted contracts generally represents work currently billable or billable upon achievement of specific contractual milestones.
         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims; less costs incurred and estimated costs to complete. Losses on contracts are recorded in full in the period they are identified. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.
           When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certan Production-Type Contracts". In most cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not been incurred. The amounts included in determining the profit or loss on contracts, and the amount booked to unbilled work on uncompleted contracts for each period is as follows:

                                                  June 30           December 31
                                                 ---------        --------------
Millions of dollars                                2002                2001
--------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)       $   193             $   137
Unapproved claims in unbilled work on
    uncompleted contracts                         $   135             $   102
================================================================================

         The claims at June 30, 2002 listed in the above table relate to eight contracts most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customer in all but one case, and in that case we are initiating the arbitration process. The probable unapproved claim related to the arbitration process is $5 million. The largest claim included relates to an offshore field development contract in Brazil which is approximately 43% complete as of the end of the second quarter of 2002. The probable unapproved claims included in determining this contract's loss was $101 million at June 30, 2002 and $43 million at December 31, 2001. As the claim for this contract most likely will not be settled withn one year, amounts in unbilled work on uncompleted contracts of $44 million at June 30, 2002 and $10 million at December 31, 2001 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in Other assets on the balance sheet. All other claims included in the tabel above have been recorded to Unbilled work on uncompleted contracts included in the Total receivables amount on the balance sheet.
         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. As we account for these as equity investments, we only record our equity percentage of the net income from the unapproved claims. Amounts for unapproved claims from our related companies are included in equity in and advances to related companies and totaled $7 million at June 30, 2002 and $0.3 million at December 31, 2001.

Note 7.  Inventories
         Inventories at June 30, 2002 and December 31, 2001 are composed of the following:

                                     June 30           December 31
                                    ---------        ---------------
Millions of dollars                   2002                2001
--------------------------------------------------------------------
Finished products and parts          $  552              $   520
Raw materials and supplies              184                  192
Work in process                          72                   75
--------------------------------------------------------------------
Total                                $  808              $   787
====================================================================

         Included in the table above are inventories on the last-in, first-out method of $50 million at June 30, 2002 and $54 million at December 31, 2001. If the average cost method had been used, total inventories would have been about $20 million higher than reported at June 30, 2002 and December 31, 2001.

Note 8.  Commitments and Contingencies
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (See Note 13) and Kellogg Brown & Root, Inc., are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries, LLC or in materials used in construction or maintenance projects of Kellogg Brown & Root, Inc. These claims are in three general categories:
         -    refractory claims;
         -    other DII Industries, LLC claims; and
         -    construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII
Industries, LLC acquired in 1967. Harbison-Walker was spun-off by DII Industries, LLC in July, 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries, LLC from liability for those claims. DII Industries, LLC retained responsibility for all asbestos claims pending as of the date of the spin-off. After the spin-off, DII Industries, LLC and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies. Those agreements provide DII Industries, LLC and Harbison-Walker access to the same insurance coverage to reimburse them for defense costs, settlements and court judgments they pay to resolve refractory asbestos claims.
         As of June 30, 2002, there were approximately 7,000 open and unresolved pre-spin-off refractory claims against DII Industries, LLC. In addition, there were approximately 139,000 post spin-off claims that name DII Industries, LLC as a defendant. DII Industries, LLC has taken up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         Other DII Industries, LLC claims. As of June 30, 2002, there were approximately 128,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries, LLC. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root, Inc. As of June 30, 2002, there were approximately 38,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 1,000 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.

         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and have confirmed a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against it or asserted against DII Industries, LLC for which Harbison-Walker is required to indemnify and defend DII Industries, LLC. If such a plan of reorganization is confirmed, all pending and future refractory asbestos claims against Harbison-Walker or DII Industries, LLC would be channeled to a Section
524(g)/105 trust for resolution and payment. In order for a trust to be confirmed, at least a majority of the equity ownership of Harbison-Walker would have to be contributed to the trust. We also anticipate a significant financial contribution will also be required to obtain the necessary approvals for the trust. Creation of a trust would also require the approval of 75% of the asbestos claimant creditors of Harbison-Walker.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries, LLC in numerous courts throughout the United States. A number of claimants oppose that stay, and filed motions seeking to have the stay terminated. On April 4, 2002, the Bankruptcy Court heard argument on these motions and kept the stay in effect until at least 11 days after the Bankruptcy Court rules on the claimants' motions. When the Bankruptcy Court rules, it may issue a preliminary injunction continuing the stay or it may modify or dissolve the stay as it applies to DII Industries, LLC. It is also possible that the Bankruptcy Court will schedule future hearings while continuing or modifying the stay. At present, there is no assurance that a stay will remain in effect, that a plan of reorganization will be proposed or confirmed, or that any plan that is confirmed will provide relief to DII Industries, LLC. DII Industries, LLC may make a contribution to a trust in order to achieve a confirmed plan. If a plan is not confirmed that provides relief to DII Industries, LLC, it will be required to defend all open claims in the courts in which they have been filed, possibly with reduced access to the insurance shared with Harbison-Walker.
         The stayed asbestos claims are those covered by insurance that DII Industries, LLC and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 139,000 post-1992 spin-off refractory claims, 7,000 pre-spin-off refractory claims and approximately 110,000 other types of asbestos claims pending against DII Industries, LLC. Approximately 51,000 of the claims in the third category are claims made against DII Industries, LLC based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries, LLC time to develop and propose a plan of reorganization.
         DII Industries, LLC agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding of which $5 million was advanced during the first quarter of 2002. On February 14, 2002, DII Industries, LLC also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was made when Harbison-Walker filed its bankruptcy petition and was charged to discontinued operations in our financial statements in the first quarter of 2002. Harbison-Walker's failure to fulfill its indemnity obligations, and its excessive erosion of the insurance coverage, required DII Industries, LLC to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. This insurance will be needed if a trust is to be worked out with the asbestos claimants. The payment to RHI Refractories led RHI Refractories to forgive intercompany debt owed to it by Harbison-Walker, thus increasing the assets of Harbison-Walker. DII Industries, LLC will pay another $35 million to RHI Refractories if a plan of reorganization acceptable to DII Industries, LLC is proposed in the bankruptcy proceedings. A further $85 million will be paid to RHI Refractories if a plan acceptable to DII Industries, LLC is approved by 75% of the Harbison-Walker asbestos claimant creditors and confirmed by the Bankruptcy Court.
         As a result of DII Industries, LLC's continuing settlement negotiations with the Asbestos Claimants Committee, or ACC, which was formed as part of the Harbison-Walker bankruptcy, and certain law firms that represent a substantial percentage of the plaintiffs that have asserted Harbison-Walker-related claims against DII Industries, LLC, the temporary restraining order originally entered by the Bankruptcy Court on February 14, 2002 has been consensually extended until at least September 18, 2002. On September 18, 2002, DII Industries, LLC and the ACC will present a status report to the Bankruptcy Court. To the extent that the settlement negotiations continue to make progress, DII Industries, LLC anticipates that the ACC will consent to have the temporary restraining order extended for an additional period of time.
         DII Industries, LLC's settlement negotiations with the law firms that represent a substantial majority of plaintiffs that have asserted Harbison-Walker-related claims against DII Industries, LLC have not been limited to Harbison-Walker-related claims. Rather, DII Industries, LLC is exploring with these law firms the possibility of resolving, on a global basis, all of the refractory asbestos claims, all of the other DII Industries, LLC asbestos claims (including claims related to historic DII Industries, LLC manufacturing operations and Worthington Corporation) and all of the construction asbestos-related claims, including all future asbestos-related claims. These broader negotiations involve difficult and complex issues. At this time there is no assurance that DII Industries, LLC will be able to reach an acceptable agreement. We expect that these negotiations will continue for some time before we will even be able to make a judgment as to whether a global settlement is reasonably likely.
         Asbestos insurance coverage. DII Industries, LLC has substantial insurance that reimburses it for portions of the costs incurred defending asbestos claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, LLC, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries, LLC and its subsidiaries depends on the nature and time of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and other factors.
         Refractory claims insurance. DII Industries, LLC has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Recently, however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries, LLC and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries, LLC's lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries, LLC and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against certain insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries, LLC is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions are scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect, in September, October and November 2002. Given the early stages of these negotiations, DII Industries, LLC cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries, LLC filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries, LLC rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries, LLC to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries, LLC believes the settlements are an effective claims management strategy. DII Industries, LLC believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries, LLC has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered. Also, they continue to pay previously agreed to amounts of defense costs that DII Industries, LLC incurs defending refractory asbestos claims. All of the asbestos claims to which this insurance covers are currently stayed by the Harbison-Walker bankruptcy, and consequently the breach of the coverage-in-place agreements is currently having no impact upon DII Industries, LLC.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries, LLC's Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries, LLC has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries, LLC has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries, LLC's case will proceed independently of the bankruptcy.
         Other DII Industries, LLC claims insurance. DII Industries, LLC has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries, LLC for companies or operations that DII Industries, Inc., either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries, LLC acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries, LLC former Worthington pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.
         On August 28, 2001, DII Industries, LLC filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against certain London-based insuring entities that issued insurance policies that provide coverage to DII Industries, LLC for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate court denied the appeal and the case should now proceed to resolution in the trial court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries, LLC filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries, LLC and Federal-Mogul, if any, to this insurance coverage. DII Industries, LLC recently filed a second amended complaint in that lawsuit and the parties are now beginning the discovery process.
         At the same time, DII Industries, LLC filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries, LLC also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries, LLC that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries, LLC seeks, if granted, would remain in place until the competing rights of DII Industries, LLC and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries, LLC motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries, LLC have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries, LLC's rights to access this shared insurance is uncertain.

         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As a consequence of the Delaware Supreme Court's decision, Kellogg Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against DII Industries, LLC on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries, LLC and another defendant. DII Industries, LLC is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. We believe that during the trial the court committed numerous errors, including prohibiting DII Industries, LLC from presenting evidence that the alleged illness of the plaintiffs was caused by products of other companies that had previously settled with the plaintiffs. We intend to appeal this judgment and believe that the Texas appellate courts will ultimately reverse this judgment.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against DII Industries, LLC in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries, LLC pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries, LLC in July 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, LLC. DII Industries, LLC intends to appeal these three judgments on the grounds that it was not a party to the settlement agreements and it did not authorize anyone to settle on its behalf. We believe that these judgments are contrary to applicable law and will be reversed.
         On December 5, 2001, a jury in the Circuit Court for Baltimore City, Maryland, returned verdicts against DII Industries, LLC and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries, LLC portion of the verdicts was approximately $30 million. DII Industries, LLC believes that the trial court committed numerous errors and that the trial evidence did not support the verdicts. The trial court has entered judgment on these verdicts. DII Industries, LLC intends to appeal the judgment to the Maryland Supreme Court where we expect the judgment will be significantly reduced, if not totally reversed.

         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against DII Industries, LLC and two other companies. DII Industries, LLC share of the verdict was $21.3 million. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. We believe there were serious errors during the trial and we intend to appeal this judgment to the Mississippi Supreme Court. We believe the judgment will ultimately be reversed because there was a total lack of evidence that the plaintiffs were exposed to a Harbison-Walker product or that they suffered compensatory damages. Also, there were procedural errors in the selection of the jury.
         Asbestos claims history. Since 1976, approximately 525,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the second quarter of 2002, we received approximately 26,000 new claims and we closed approximately 7,000 claims. The number of open claims pending against us at the end of the second quarter of 2002, at the end of the first quarter of 2002, at the end of each quarter of 2001 and at the end of 2000 is as follows:

                           Total Open
Period Ending                Claims
-----------------------------------------
June 30, 2002                312,000
March 31, 2002               292,000
December 31, 2001            274,000
September 30, 2001           146,000
June 30, 2001                145,000
March 31, 2001               129,000
December 31, 2000            117,000
=========================================

         The claims include approximately 139,000 at June 30, 2002, 133,000 at March 31, 2002 and 125,000 at December 31, 2001 of post spin-off Harbison-Walker refractory related claims that name DII Industries, LLC as a defendant.
         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 214,000 claims through settlements and court proceedings at a total cost of approximately $173 million. We have received or expect to receive from our insurers all but approximately $72 million of this cost, resulting in an average net cost per closed claim of about $336.
         Asbestos study and the valuation of unresolved current and future asbestos claims, and related insurance receivables. DII Industries, LLC retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for two representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries over a 50 year period; provided, Dr. Rabinovitz indicated, that the basis for estimation in the later years were less certain.
         In the past, we have only provided for known outstanding claims as we did not have sufficient information to make a reasonable estimate of future asbestos claims liability. However, as a result of Dr. Rabinovitz's analysis, we are now in a position to accrue not only for known open claims, but also for the projected costs to resolve asbestos claims through 2017. In light of the uncertainties inherent in making long-term projections and as indicated in Dr. Rabinovitz's analysis, although Dr. Rabinovitz's analysis covers 50 years, we do not believe that we have a reasonable basis for estimating under Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies", or SFAS No. 5, asbestos claims, defense costs or probable insurance recoveries past 2017.

         The methodology utilized by Dr. Rabinovitz to project DII Industries, LLC's and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
         - an analysis of DII Industries, LLC's, Kellogg, Brown & Root, Inc.'s and Harbison-Walker Refractories Company's historical asbestos settlements and defense costs to develop average settlement values and average defense costs for specific asbestos-related diseases and for the specific business operation or entity allegedly responsible for the asbestos-related diseases;
         - an analysis of DII Industries, LLC's, Kellogg, Brown & Root, Inc.'s and Harbison-Walker Refractories Company's pending inventory of asbestos-related claims by specific asbestos-related diseases and by the specific business operation or entity allegedly responsible for the asbestos-related disease;
         - an analysis of the claims filing history for asbestos-related claims against DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker Refractories Company since January 1, 2000 (and alternatively since January 1997) by specific asbestos-related disease and by business operation or entity allegedly responsible for the asbestos-related disease;
         - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, LLC, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and
         - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries LLC, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects that would be likely to develop asbestos-related diseases.
         Dr. Rabinovitz's projections are based on historical data supplied by DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years, especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for 5 more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation Dr. Rabinovitz alternately assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years, but we used the two-year period in establishing reserves for our probable and reasonably estimable liabilities and defense costs as we determined it to be more appropriate and was also the more conservative approach.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
         - an assumption that there will be no legislative or other systemic changes to the tort system;
         - that the Company will continue to aggressively defend against asbestos claims made against the Company; and
         - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs.
         Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs. Through 2017, the period during which we believe we have a reasonable basis for estimating under SFAS No. 5, Dr. Rabinovitz estimated the current and future total undiscounted liability for asbestos claims, including defense costs would be
$2.2 billion (which includes payments related to the approximately 312,000 claims currently pending).
         Using Dr. Rabinovitz's projections, we then conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs through 2017. In conducting this analysis, we:
         - reviewed DII Industries, LLC's historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries, LLC's over 15 year litigation and settlement history;
         - reviewed the terms of DII Industries, LLC's prior and current coverage-in-place settlement agreements;

         - reviewed the status of DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
         -    engaged in discussions with our counsel; and
         - analyzed publicly-available information concerning the ability of the DII Industries, LLC's insurers to meet their obligations through 2017.
         Based on that review, analyses and discussions, we made judgements concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2017. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps, current and anticipated insolvencies of DII Industries, LLC's insurers, and various judicial determinations relevant to DII Industries, LLC's insurance programs.
         Based on Dr. Rabinovitz's projections and our analysis of the probable insurance recoveries, we established reserves for the probable and reasonably estimable liabilities and defense costs we believe we will pay through 2017 of $2.2 billion, and we have also recorded receivables for the insurance recoveries that are deemed probable through that same date of $1.6 billion. These reserves and insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million. Of this pretax charge, $330 million, $268 million after-tax, was recorded for claims related to Brown & Root construction and renovation projects and was recorded under the Engineering and Construction Group segment. The balance of $153 million, $123 million after-tax, related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2017, including the 312,000 current open claims, are approximately one million. A summary of our reserves for these claims and corresponding insurance recoveries is as follows:

                                                        June 30      December 31
                                                     ------------------------------
Millions of dollars                                       2002          2001
-----------------------------------------------------------------------------------
Asbestos litigation claims                              $   2,196       $   737
-----------------------------------------------------------------------------------
Estimated insurance recoveries:
     Highlands Insurance Company                                -           (45)
     Other insurance carriers                              (1,594)         (567)
-----------------------------------------------------------------------------------
Insurance for asbestos litigation claims                   (1,594)         (612)
-----------------------------------------------------------------------------------
Net liability for open and future (through 2017)
     asbestos claims                                    $     602       $   125
===================================================================================

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $30 million at June 30, 2002, and $18 million at December 31, 200l, excluding accounts receivable written off at the conclusion of the Highlands litigation.
         The insurance recoveries we have recorded do not assume any recovery from insolvent insurers or from any state insurance guaranty association and assume that all but one of our insurance companies that are currently solvent will remain solvent through 2017. However, there can be no assurances that these assumptions will be correct. The insurance receivables do not exhaust DII Industries, LLC's insurance coverage for asbestos-related liabilities and we believe that DII Industries, LLC has significant insurance coverage available to it for asbestos-related liabilities that it may incur after 2017.

         Projecting future events, such as the number of future asbestos-related lawsuits to be filed against DII Industries, LLC and Kellogg, Brown & Root, Inc., the average cost to resolve such future lawsuits, coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time, the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies, and the continuing solvency of various insurance companies is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked.
         Given the inherent uncertainty in making future projections, we plan to have the projections periodically reexamined, and update them based on our experience and other relevant factors such as changes in the tort system and the resolution of the bankruptcies of various asbestos defendants. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s various lawsuits against its insurance companies and other developments that may impact the probable insurance recoveries.
         Securities and Exchange Commission ("SEC") Preliminary Inquiry and Fortune 500 Review. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into certain of our accounting practices. On June 11, 2002, we received an additional letter requesting information regarding our accounting for cost overruns on construction projects and requesting our voluntary assistance. We responded to that request promptly and met with members of the SEC staff to discuss our response. We received a further request for voluntary assistance on July 11, 2002, which requested additional explanations and supporting documentation. We are in the process of collecting the requested documents and preparing responses to specific inquiries. We are fully cooperating and actively engaged in assisting in the SEC's review.
         The SEC's preliminary inquiry largely relates to our accruals of revenue from unapproved claims on engineering and construction contracts and whether we timely disclosed our accrual practice. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued unapproved claims in 1998, we first disclosed the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and satisfied the relevant criteria for accruing this revenue. The SEC may conclude otherwise.
         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. Accordingly, our 2001 Annual Report on Form 10-K is subject to special review by the SEC staff and we may receive comments from the SEC staff in addition to the matters described above. If so, we will promptly respond and attempt to resolve any questions raised by the Division of Corporation Finance.
         Securities litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, in excess of fifteen similar class actions were filed against us in that or other federal District Courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuit, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for unapproved claims on engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action has since been dismissed voluntarily, without prejudice, upon motion by the filing plaintiff.
         In addition to those class actions, two additional class actions have been filed against us and several of our present or former officers and directors alleging different causes of action based upon essentially the same facts and circumstances alleged in the federal securities fraud class actions. One such action, filed in the United States District Court for the Northern District of Texas, alleges violations of ERISA based on the purchase of our securities for our 401(k) retirement plan when we allegedly knew, or should have known, that our financial statements understated losses on certain construction contracts because of our accrual of revenues for as yet unresolved contract claims. The other, which joins Arthur Andersen as an additional defendant, alleges violations of Texas statutory and common law based on the same facts and circumstances as the other cases.

         The damages in all of these cases are unspecified. We believe that our actions in accruing revenue for unresolved construction contract claims and related disclosures were appropriate, and that the various class actions described above should be resolved in our favor. Therefore, we intend to deny any wrongdoing and to vigorously defend against these lawsuits. However, at this point all of these lawsuits are in a very preliminary stage, we have not been called upon to file responsive pleadings or dispositive motions, and discovery has not commenced. Although we believe that our position ultimately will be vindicated, it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments or settlements of these matters.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in the patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that a well fracturing fluid system used by Halliburton Energy Services infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, less than one-quarter of BJ's claim at the beginning of the trial. The jury also found that there was no intentional infringement by Halliburton Energy Services. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We have posted a supersedeas bond in the amount of approximately $106 million to cover the damage award, pre-judgment and post-judgment interest, and awardable costs. We have timely appealed this verdict to the Court of Appeals for the Federal Circuit, which hears all appeals of patent cases. We believe that BJ's patent is invalid and unenforceable on a number of grounds, and intend to pursue vigorously our appeal. We have alternative products to use in our fracturing operations, and do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business.
         Improper payments reported to the Securities and Exchange Commission. We have reported to the Securities and Exchange Commission that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the Securities and Exchange Commission in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as an additional $3 million and this amount was fully accrued as of March 31, 2002. The integrity of our Code of Business Conduct and our internal control procedures are essential to the way we conduct business.
         Environmental. We are subject to numerous environmental legal and regulatory requirements related to our operations worldwide. We take a proactive approach to evaluating and addressing the environmental impact of our operations. Each year we assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We also incur costs related to compliance with ever-changing environmental, legal and regulatory requirements in the jurisdictions where we operate. It is very difficult to quantify the potential liabilities. We do not expect these expenditures to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $48 million as of June 30, 2002 and $49 million as of December 31, 2001.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued, including $220 million which relate to our joint ventures' operations. Of these financial instruments, $260 million include provisions that allow the banks to require cash collateralization if our debt ratings fall below the investment grade ratings of BBB- by Standard & Poor's or Baa3 by Moody's Investors' Services. If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering another $127 million of letters of credit at June 30, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $85 million has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by
Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance. In the past, no significant claims have been made against these financial instruments. We do not anticipate material losses to occur as a result of these financial instruments.
         Liquidated damages. We have not accrued $280 million at June 30, 2002 and $97 million at December 31, 2001 of contractual obligations for schedule-related liquidated damages as we do not believe payment is probable. We believe we have valid claims for schedule extensions against the customers which would counter these liquidated damages. Of the total liquidated damages, $260 million at June 30, 2002 and $77 million at December 31, 2001 relate to unasserted liquidated damages for one project in Brazil. The estimated schedule impact of change orders requested by the customer is expected to cover approximately one-half of the $260 million exposure at June 30, 2002 and claims for schedule extension are expected to cover the remaining exposure.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 9.  Income (loss) Per Share

                                                             Three Months                     Six Months
                                                             Ended June 30                   Ended June 30
Millions of dollars and shares except                 ----------------------------    ----------------------------
per share data                                            2002           2001             2002          2001
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
     change in accounting method, net                  $   (358)      $    143         $   (308)     $    229
==================================================================================================================
Basic weighted average shares                               432            427              432           427
Effect of common stock equivalents                            -              3                -             3
------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares                             432            430              432           430
==================================================================================================================

Income (loss) per common share from continuing
     operations before change in accounting
     method, net:
Basic                                                  $  (0.83)      $   0.34         $  (0.71)     $   0.54
==================================================================================================================
Diluted                                                $  (0.83)      $   0.33         $  (0.71)     $   0.53
==================================================================================================================

         Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. For the second quarter 2002 and the six months ended June 30, 2002, we have used the basic weighted average shares in the calculation as the effect of the common stock equivalents would be anti-dilutive based upon the net loss from continuing operations. Included in the computation of diluted income per share at June 30, 2001 are rights we issued in connection with the PES acquisition for 0.7 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 1.9 million shares of common stock which were outstanding during the three months ended June 30, 2001 and options to purchase
2.1 million shares of common stock which were outstanding during the six months ended June 30, 2001. These options were outstanding during the applicable period, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 10.  Comprehensive Income (loss)
         The components of other comprehensive  income adjustments to net income
(loss) include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains on investments and derivatives.

                                                             Three Months                     Six Months
                                                             Ended June 30                   Ended June 30
                                                      ----------------------------    ----------------------------
Millions of dollars                                       2002           2001             2002          2001
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $   (498)      $    382         $   (476)     $    491
Cumulative translation adjustment, net of tax                 32             (4)              35           (46)
Less reclassification adjustment for gains
     included in net income                                    -            102                -           102
Net cumulative translation adjustment, net of tax             32             98               35            56
Adjustment to minimum pension liability                        -             12                -            12
Unrealized gains on investments and derivatives                -              4                -             2
------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                       $   (466)      $    496         $   (441)     $    561
==================================================================================================================

         Accumulated other comprehensive income at June 30, 2002 and December 31, 2001 consisted of the following:

                                                               June 30            December 31
                                                              ---------          --------------
    Millions of dollars                                         2002                 2001
    -------------------------------------------------------------------------------------------
    Cumulative translation adjustment                          $   (170)           $   (205)
    Pension liability adjustments                                   (27)                (27)
    Unrealized losses on investments and derivatives                 (4)                 (4)
    -------------------------------------------------------------------------------------------
    Total accumulated other comprehensive income               $   (201)           $   (236)
    ===========================================================================================

Note 11.  Goodwill and Other Intangible Assets
         Effective January 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets", and in accordance with the statement, amortization of goodwill has been discontinued. We have reviewed this new statement and determined that our reporting units as defined under SFAS No. 142 will be the same as our reportable operating segments: Energy Services Group and Engineering and Construction Group. We have completed the impairment tests of goodwill as of January 1, 2002 and determined that our goodwill for each reporting unit is not impaired. We also reevaluated our intangible assets and determined that their remaining useful life is appropriate.
         Had we been accounting for our goodwill under SFAS No. 142 for all periods presented, our net income (loss) and earnings (loss) per share would have been as follows.

                                                Three Months                 Six Months
                                               Ended June 30                Ended June 30
                                          -------------------------    ------------------------
Millions of dollars                          2002         2001            2002        2001
-----------------------------------------------------------------------------------------------
Reported net income (loss)                 $   (498)   $   382          $  (476)    $   491
Goodwill amortization, net of tax                 -         10                -          19
-----------------------------------------------------------------------------------------------
Adjusted net income (loss)                 $   (498)   $   392          $  (476)    $   510
===============================================================================================

Basic earnings (loss) per share:
    Reported net income (loss)             $  (1.15)   $  0.90          $ (1.10)    $  1.15
    Goodwill amortization, net of tax             -       0.02                -        0.04
-----------------------------------------------------------------------------------------------
    Adjusted net income (loss)             $  (1.15)   $  0.92          $ (1.10)    $  1.19
===============================================================================================

Diluted earnings (loss) per share:
    Reported net income (loss)             $  (1.15)   $  0.89          $ (1.10)    $  1.14
    Goodwill amortization, net of tax             -       0.02                -        0.04
-----------------------------------------------------------------------------------------------
    Adjusted net income (loss)             $  (1.15)   $  0.91          $ (1.10)    $  1.18
===============================================================================================

Note 12.  Accounts Receivable Securitization
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws, and the assets of the funding subsidiary are not available to pay any creditors of Halliburton or of its subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies, and is fully consolidated and reported in our financial statements.
         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible receivables in the pool at any given time and other factors. As of June 30, 2002, the funding subsidiary sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. We continue to service, administer and collect the receivables on behalf of the purchaser. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheet and as an increase in cash flows from operating activities in our consolidated statement of cash flows.

Note 13.  Reorganization of Business Operations
         On March 18, 2002 we announced plans to restructure our businesses into two wholly owned operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the quarter and was renamed DII Industries, LLC. The reorganization of business operations will facilitate the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions which were previously shared were moved into the two business groups. As a result, we took actions in the first and second quarter of 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group. In the 2002 second quarter, we incurred approximately $56 million, for a total of $67 million for the year, of personnel reduction costs and asset related write-offs. Of this amount, $15 million remains in accruals for severance arrangements. We expect these remaining payments will be made during the second half of 2002. Reorganization charges for the year consisted of $44 million in personnel related expense, $13 million of asset related write-downs, $7 million in professional fees related to the restructuring, and $3 million related to contract terminations. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.

Note 14.  Impairment of Equity Investment
         On July 22, 2002, we signed a letter of intent to sell our 50% interest in the Bredero-Shaw joint venture to our partner, ShawCor Ltd. (SCL.A/TSE). The purchase price of $150 million will be paid $50 million in cash and $100 million in stock and notes. The transaction is subject to approval by each of our Boards of Directors, execution of definitive agreements, and regulatory approvals. During the second quarter of 2002 we recorded a pretax charge of $61 million, or $0.14 per diluted share after-tax in our Energy Services Group, to reflect the impairment of our investment in Bredero-Shaw as a result of the pending transaction.

Note 15.  Long-Term Debt and Financial Instruments
         On June 26, 2002 we terminated our interest rate swap agreement on our 8% senior note. The notional amount of the swap agreement was $139 million. This interest rate swap was designated as a fair value hedge under SFAS No. 133. Upon termination, the fair value of the interest rate swap was $0.5 million, and had previously been classified in Other assets on the balance sheet. The fair value adjustment to the debt instrument that was hedged will remain and be amortized as a reduction in interest expense using the "Effective Yield Method" over the remaining life of the note.

Note 16.  DII Industries, LLC Financial Information
         Dresser  Industries,   Inc.  was  converted  into  a  Delaware  limited
liability company during the second quarter of 2002 and its name was changed to DII Industries, LLC. Since becoming a wholly owned subsidiary, DII Industries, LLC has ceased filing periodic reports with the Securities and Exchange Commission. DII Industries, LLC's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into DII Industries, LLC. The majority of our operating assets and activities are now included in DII Industries, LLC and its subsidiaries. In August 2000, the Securities and Exchange Commission released revised rules governing the financial statements of guarantors and issuers of guaranteed registered securities. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

                  Condensed Consolidating Statements of Income
                           Quarter ended June 30, 2002
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,235            $(483)       $ (487)        $   970         $ 3,235
Cost of revenues                               (3,543)               -             -                          (3,543)
General and administrative                        (97)               -             -               -             (97)
Interest expense                                  (10)              (8)          (12)                            (30)
Interest income                                    11                4            15             (18)             12
Other, net                                         (4)              (3)            -               -              (7)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest           (408)            (490)         (484)            952            (430)
Provision for income taxes                         70                3             4               -              77
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                (343)            (487)         (480)            952            (358)
Income from discontinued operations              (140)               -             -               -            (140)
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $    (483)           $(487)       $ (480)        $   952         $  (498)
=======================================================================================================================









                  Condensed Consolidating Statements of Income
                           Quarter ended June 30, 2001
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
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
=======================================================================================================================

                                      Condensed Consolidating Statements of Income
                                             Six Months ended June 30, 2002
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                $  6,242            $ (447)      $   (457)        $  904       $  6,242
Cost of revenues                                (6,374)                -              -              -         (6,374)
General and administrative                        (150)                -              -              -           (150)
Interest expense                                   (22)              (16)           (24)             -            (62)
Interest income                                     15                 4             28            (31)            16
Other, net                                          (8)               (3)             -              -            (11)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest and
    accounting change                             (297)             (462)          (453)           873           (339)
Provision for income taxes                          28                 5              8              -             41
Minority interest in net income of
    subsidiaries                                   (10)                -              -              -            (10)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before accounting change                      (279)             (457)          (445)           873           (308)
Income from discontinued operations               (168)                -              -              -           (168)
Cumulative effect of accounting change,              -                 -              -              -              -
net
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $   (447)           $ (457)      $   (445)        $  873       $   (476)
=========================================================================================================================









                                      Condensed Consolidating Statements of Income
                                             Six Months ended June 30, 2001
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                $   6,483            $ 306        $  673          $  (979)       $ 6,483
Cost of revenues                                 (5,821)               -             -                -         (5,821)
General and administrative                         (192)               -             -                -           (192)
Interest expense                                    (21)             (17)          (44)               1            (81)
Interest income                                       9                6            29              (34)            10
Other, net                                           (1)             146            (4)            (145)            (4)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest              457              441           654           (1,157)           395
Provision for income taxes                         (167)              (7)           15                -           (159)
Minority interest in net income of
    subsidiaries                                     (7)               -             -                -             (7)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before accounting change                        283              434           669           (1,157)           229
Income from discontinued operations                  22              239             -                -            261
Cumulative effect of accounting change,               1                -             -                -              1
net
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $     306            $ 673        $  669          $(1,157)       $   491
=========================================================================================================================

                     Condensed Consolidating Balance Sheets
                                  June 30, 2002
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     232           $     -       $   151       $      -         $   383
Receivables:
Notes and accounts receivable, net              2,604                 2             -              -           2,606
Unbilled work on uncompleted contracts            999                 -             1              -           1,000
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,603                 2             1              -           3,606
Inventories                                       808                 -             -              -             808
Other current assets                              366                 1            12              -             379
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,009                 3           164              -           5,176
Property, plant and equipment, net              2,692                 -             -              -           2,692
Equity in and advances to
    unconsolidated affiliates                     568                 -             -              -             568
Intercompany receivable from
    consolidated affiliates                         -                 -         1,983         (1,983)              -
Equity in and advances to
    consolidated affiliates                         -             5,657         3,614         (9,271)              -
Goodwill, net                                     641                84             -              -             725
Insurance for asbestos litigation claims        1,594                 -             -              -           1,594
Other assets                                    1,178                29            25              -           1,232
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $  11,682           $ 5,773       $ 5,786       $(11,254)        $11,987
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $   1,192           $   154       $    75       $      -         $ 1,421
Other current liabilities                       1,511                13            42              -           1,566
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,703               167           117              -           2,987
Long-term debt                                    206               300           758              -           1,264
Intercompany payable to
    consolidated affiliates                        31             1,682             -         (1,713)              -
Asbestos litigation claims                      2,196                 -             -              -           2,196
Other liabilities                               1,127                10            97              -           1,234
Minority interest in consolidated
    subsidiaries                                   51                 -             -              -              51
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               6,314             2,159           972         (1,713)          7,732
Shareholders' equity:
Common shares                                     175                 -         1,141           (175)          1,141
Other shareholders' equity                      5,193             3,614         3,673         (9,366)          3,114
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,368             3,614         4,814         (9,541)          4,255
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $  11,682           $ 5,773       $ 5,786       $(11,254)        $11,987
=======================================================================================================================

                     Condensed Consolidating Balance Sheets
                                December 31, 2001
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     213           $     -       $    77       $      -         $   290
Receivables:
Notes and accounts receivable, net              3,002                13             -              -           3,015
Unbilled work on uncompleted contracts          1,080                 -             -              -           1,080
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               4,082                13             -              -           4,095
Inventories                                       787                 -             -              -             787
Other current assets                              323                71             7              -             401
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,405                84            84              -           5,573
Property, plant and equipment, net              2,669                 -             -              -           2,669
Equity in and advances to
    unconsolidated affiliates                     551                 -             -              -             551
Intercompany receivable from
    consolidated affiliates                       198                -          1,805         (2,003)              -
Equity in and advances to
    consolidated affiliates                         -             6,583         4,409        (10,992)              -
Goodwill, net                                     636                84             -              -             720
Insurance for asbestos litigation claims          612                 -             -              -             612
Other assets                                      793                27            21              -             841
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $  10,864           $ 6,778       $ 6,319       $(12,995)        $10,966
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     808           $   129       $   105       $      -         $ 1,042
Other current liabilities                       1,791                20            55              -           1,866
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,599               149           160              -           2,908
Long-term debt                                    211               439           753              -           1,403
Intercompany payable to
    consolidated affiliates                         -             1,765             -         (1,765)              -
Asbestos litigation claims                        737                 -             -              -             737
Other liabilities                               1,016                16            93              -           1,125
Minority interest in consolidated
    subsidiaries                                   41                 -             -              -              41
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               4,604             2,369         1,006         (1,765)          6,214
Shareholders' equity:
Common shares                                     175                 -         1,138           (175)          1,138
Other shareholders' equity                      6,085             4,409         4,175        (11,055)          3,614
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,260             4,409         5,313        (11,230)          4,752
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $  10,864           $ 6,778       $ 6,319       $(12,995)        $10,966
=======================================================================================================================

                Condensed Consolidating Statements of Cash Flows
                         Six Months ended June 30, 2002
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                   Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     607          $   (15)      $    28       $      -          $   620
Capital expenditures                              (404)               -             -              -             (404)
Sales of property, plant and equipment              54                -             -              -               54
Other investing activities                         (64)               -           192           (192)             (64)
Payments on long-term borrowings                    (4)               -             -              -               (4)
Borrowings (repayments) of
    short-term debt, net                            39                -           (25)             -               14
Payments of dividends to shareholders                -                -          (109)             -             (109)
Proceeds from exercises of stock options             -                -             -              -                -
Payments to reacquire common stock                   -                -            (2)             -               (2)
Other financing activities                        (197)              15           (10)           192                -
Effect of exchange rate on cash                    (12)               -             -              -              (12)
Net cash flows from discontinued
    operations                                       -                -             -              -                -
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents  $      19          $     -       $    74       $      -          $    93
========================================================================================================================









                Condensed Consolidating Statements of Cash Flows
                         Six Months ended June 30, 2001
                                                                 DII
                                            Non-issuer/      Industries,    Halliburton                    Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities    $     251          $    46       $    47       $      -          $   344
Capital expenditures                             (344)               -             -              -             (344)
Sales of property, plant and equipment             39                -             -              -               39
Other investing activities                       (147)               -         1,032         (1,032)            (147)
Payments on long-term borrowings                   (4)              (5)            -              -               (9)
Borrowings (repayments) of
    short-term debt, net                          (18)               -          (836)             -             (854)
Payments of dividends to shareholders               -                -          (107)             -             (107)
Proceeds from exercises of stock options            -                -            24              -               24
Payments to reacquire common stock                  -                -            (8)             -               (8)
Other financing activities                        185           (1,220)            -          1,032               (3)
Effect of exchange rate on cash                   (12)               -             -              -              (12)
Net cash flows from discontinued
    operations                                      -            1,174             -              -            1,174
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents $     (50)         $    (5)      $   152       $      -          $    97
=======================================================================================================================

         During the second quarter 2002, we identified an error contained in the information set forth in the December 31, 2001 Condensed Consolidating Balance Sheets which were previously disclosed in our periodic reports filed with the SEC. The error has been corrected in the December 31, 2001 Condensed
Consolidating Balance Sheets presented in this footnote. The line items and amounts as originally reported and as corrected are as follows:

                                     Non-issuer/                                     Halliburton
Asset (Liability)                   Non-guarantor        DII Industries, LLC           Company
                                     Subsidiaries              (Issuer)              (Guarantor)
-------------------------------------------------------------------------------------------------------
                                Originally  Corrected   Originally  Corrected   Originally  Corrected
                                 Reported    Amounts     Reported    Amounts     Reported    Amounts
-------------------------------------------------------------------------------------------------------
Intercompany receivable
   from consolidated affiliates  $       0    $   198     $    0      $     0     $2,854      $ 1,805
-------------------------------------------------------------------------------------------------------
Intercompany payable to
   consolidated affiliates          (1,089)         0     (1,765)      (1,765)         0            0
-------------------------------------------------------------------------------------------------------
Equity in and advances to
   consolidated affiliates               0          0      5,296        6,583      3,122        4,409
-------------------------------------------------------------------------------------------------------
Other shareholders' equity          (4,798)    (6,085)    (3,122)      (4,409)    (3,937)      (4,175)
-------------------------------------------------------------------------------------------------------
   Net                              (5,887)    (5,887)       409          409      2,039        2,039
-------------------------------------------------------------------------------------------------------

         The error had no impact on the information in the Condensed Consolidating Statements of Income or the Condensed Consolidating Statements of Cash Flow for the year ending December 31, 2001. The error also had no impact on the Condensed Consolidated Financial Statements of Halliburton Company or any other footnote disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
         -    factors and risks that impact our business;
         -    results of our quarterly and year-to-date operating results;
         -    factors that impacted our cash flows and our liquidity; and
         - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
         Our business is organized around two business segments:
         -    Energy Services Group; and
         -    Engineering and Construction Group.
         The results of Dresser Equipment Group are reported as discontinued operations through March 31, 2001.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry, and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities, to large integrated oil and gas companies as well as national oil companies. These services and products are used throughout the energy industry, from the earliest phases of exploration, development, and production of oil and gas resources through refining and processing.
         The industries we serve are highly competitive with many substantial competitors within each segment. No country other than the United States or the United Kingdom accounts for more than 10% of our operations. Unsettled political conditions, acts of terrorism, expropriation or other governmental actions, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our two business segments are significantly impacted by the spending of large integrated oil and gas companies and national oil companies on exploration, development, and production programs, capital expenditures for refining and processing facilities and the level of government spending. Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical and investment in infrastructure projects. High levels of worldwide drilling activity, particularly in the United States for gas drilling, occurred in the first half of 2001, but began to decline in the latter part of that year. The decline was partially due to general business conditions caused by global economic unrest and uncertainty which was accelerated by the terrorist attacks on September 11, 2001. The energy industry in the United States was further impacted by consecutive unseasonably warm winters in 2000 and 2001 which caused higher than normal gas storage levels and resultant excess supply as previously reported by the American Gas Association and currently by the Energy Information Administration. The increased gas storage levels contributed to the declining natural gas prices during the second half of 2001 and reduced spending on gas drilling activities. Quarterly average natural gas prices (Henry Hub - expressed in United States dollars per MCF) decreased from $4.48 in the 2001 second quarter, to $2.47 in the 2002 first quarter, then increased to $3.40 during the 2002 second quarter. We expect that the current surplus of gas in storage will keep downward pressure on natural gas prices until well into the winter heating season. We expect natural gas prices to decline during the third quarter and then to firm up as we move into the peak winter demand season in the 2002 fourth quarter and 2003 first quarter assuming an average or colder than average winter.
         During the 2002 second quarter and despite weak demand, crude oil prices (West Texas Intermediate - expressed in U.S. dollars per barrel) remained above anticipated levels of less than $20.00 per barrel, due to actions to control production by OPEC. Quarterly average oil prices decreased from $27.93 in the 2001 second quarter, to $21.36 in the 2002 first quarter, and increased to $25.75 during the 2002 second quarter. For the remainder of 2002, oil prices are expected to remain at current levels, but may be volatile due to the political tension in the Middle East, the ability of OPEC to manage member OPEC country production quota levels, and increased production by non-OPEC countries, namely, Norway, Russia and the former Soviet Union countries of the Commonwealth of Independent States.

         Energy Services Group
         Lower natural gas and crude oil drilling activity since the 2001 third quarter resulted in decreased demand for the services and products provided by the Energy Services Group. The quarterly average worldwide rig count based on published rig count information, decreased from 2,240 in the 2001 second quarter, to 1,932 in the 2002 first quarter, and further decreased to 1,678 during the 2002 second quarter. These rig count decreases were attributable primarily to North America due to lower gas prices brought on by decreased gas drilling demand resulting from a weaker United States economy and higher than normal levels of gas in storage due to an unseasonably warmer winter. The Canadian rig count averaged 147 during the 2002 second quarter compared to 252 in the 2001 second quarter and 383 in the 2002 first quarter. The decrease was a result of a longer than normal spring thaw season preventing drilling activity. The international rig count was relatively flat for the comparable periods. The rig count for the remainder of this year will be predicated on oil and gas prices and demand which will be driven by the United States and world economies and in particular gas demand and gas available in underground storage in the United States to meet winter seasonal requirements.
         In addition, the decreased rig activity in the United States has increased pressure on the oilfield services product service lines to discount prices. The price increases we implemented last year and our efforts to manage costs in particular through our 2002 restructuring efforts should partially offset the impacts of lower activity levels and additional discounting. As predicted, our pressure pumping product service line has been significantly impacted by the current economic slowdown due to its dependence on United States gas drilling. Deepwater activity has not been as adversely impacted as land activity by the downturn in the industry, due to the level of investment and the long term nature of contracts. Our drilling systems product service line, which has a large percentage of its business outside the United States and is heavily involved in deepwater oil and gas exploration and development drilling and longer term contracts, has remained strong despite the overall decline in the energy industry.
         Drilling activity in the United States and Canada is expected to gradually improve in the second half of the year as compared to the first half of the year. International drilling activity during the second half of 2002 is expected to be flat to down slightly. In the longer term, we expect increased global demand for oil and natural gas products, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities for us.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature and are not as impacted by short-term fluctuations in oil and gas prices. The global economic slowdown continued through the first half of 2002, however, we may see a turnaround during the second half of 2002. Manufacturing activity has recently improved and has led to increased demand for ethylene and for other petrochemical products. However, project awards will continue to be delayed or their scope reduced due to excess capacity in petrochemical supplies. A number of large-scale gas and liquefied natural gas, gas-to-liquids, government and infrastructure projects are being awarded or actively considered. Growth opportunities also exist to provide additional security and defense support to government agencies in the United States and other countries. Demands for these services are expected to grow as governmental agencies seek to control costs and efficiencies by outsourcing these functions and due to new demands created by increased efforts to combat terrorism.
         After careful consideration, we have decided to no longer pursue lump sum engineering, procurement, installation and commissioning (EPIC) contracts for the offshore oil and gas industry. An important aspect of our reorganization process was to look closely at each of our businesses to insure that they are self-sufficient including their use of capital and liquidity. In that process, we found that the EPIC offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that segment is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry which we will continue to service through a variety of other contracting forms. We have seven fixed price EPIC offshore projects underway and we are fully committed to successful completion of these projects, most of which are substantially complete. We plan to retain our excellent offshore engineering and services capabilities.

         Backlog
         Our total backlog at June 30, 2002, was $9.8 billion, comprised of $9.4 billion for the Engineering and Construction Group and $0.4 billion for the Energy Services Group. As a result of the 2002 corporate reorganization and movement of our Major Projects, Production Services and Granherne businesses to the Engineering and Construction Group from the Energy Services Group, approximately $1.7 billion of backlog is now reported under the Engineering and Construction Group that was previously reported under the Energy Services Group.
         Reorganization of Business Operations
         Based on our review, we announced plans to restructure our businesses into two wholly owned operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the quarter and was renamed DII Industries, LLC. The reorganization of business operations will facilitate the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions which were previously shared were moved into the two business groups. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.
         The corporate reorganization is largely complete and is expected to be concluded by the end of the year. In the second quarter of 2002 we have incurred pretax restructuring charges of $56 million, which brings the year-to-date restructuring cost to $67 million. The year-to-date charges include $44 million in personnel related costs, $13 million in asset write-downs, $7 million in professional fees related to the restructuring and $3 million in contract terminations. We expect to incur additional charges in the second half of this year totaling approximately $20 million. We anticipate that the cost savings will increase so that in 2003 they will result in annualized cost savings of $200 million compared to costs prior to the corporate reorganization.
         As a part of the reorganization, we decided that the operations of Major Projects, Granherne and Production Services were best managed by KBR in the current business environment and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations product line, Granherne is now reported in the Onshore product line and Production Services is now reported under the Operations and Maintenance product line.
         Asbestos
         During the quarter, we received an asbestos econometric report from Hamilton, Rabinovitz & Alschuler, Inc. Based upon this report we accrued an additional asbestos pretax charge of $483 million and increased our net asbestos liability to $602 million. Of this pretax charge, $330 million was recorded under the Engineering and Construction Group segment and $153 million was recorded as discontinued operations. At June 30, 2002 our gross liability for asbestos litigation claims increased by $1.5 billion to $2.2 billion, and estimated insurance recoveries increased by $1 billion to a total of $1.6 billion. These amounts include a reserve for estimated incurred but not reported claims to be filed through 2017, as well as all existing claims. See Note 8.

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

Second Quarter of 2002 Compared with the Second Quarter of 2001

                                              Second Quarter
REVENUES                                  -----------------------      Increase
Millions of dollars                          2002        2001         (decrease)
----------------------------------------------------------------------------------
Energy Services Group                      $  1,756    $  2,008         $ (252)
Engineering and Construction Group            1,479       1,331            148
----------------------------------------------------------------------------------
Total revenues                             $  3,235    $  3,339         $ (104)
==================================================================================

         Consolidated revenues in the 2002 second quarter of $3.2 billion decreased $104 million compared to the 2001 second quarter. International revenues were 67% of total revenues for the 2002 second quarter and 60% in the 2001 second quarter, highlighting the reduction in business levels in the United States.
         Energy Services Group revenues were $1.8 billion for the 2002 second quarter, a decrease of 13% from the 2001 second quarter. International revenues were 60% of total revenues in the 2002 second quarter compared to 52% in the 2001 second quarter due to decreased United States drilling activity. Our oilfield services product service line revenues of over $1.5 billion in the 2002 second quarter declined 13% from the 2001 second quarter, primarily due to reduced rig activity, particularly in the United States, and increased discounts. Revenues from logging, completion products, drilling fluids and drill bit product service lines declined between 10% and 13% in the 2002 second quarter from the 2001 second quarter. Pressure pumping revenues were down about 18% from the same period. Drilling systems revenues increased 2% in the 2002 second quarter as compared to the 2001 second quarter due to introduction of new technologies and increased capacity. International revenues were slightly higher in the 2002 second quarter, with a 3% increase over the 2001 second quarter. Geographically, oilfield services North America revenues decreased 29%, reflecting market conditions and weak rig activity in the United States and Canada. Europe/Africa revenues increased 8%. Asia Pacific revenues increased almost 21%. Middle East revenues were up over 12%. Revenues were 4% lower in Latin America due to political instability and an oil workers strike in Venezuela, and the impact of the Argentina economic crisis.
         Revenues for the balance of the segment decreased $26 million for the 2002 second quarter as compared to the 2001 second quarter, primarily due to the formation of Subsea 7 on May 23, 2002. We are accounting for our 50% ownership interest in Subsea 7 on the equity method of accounting versus full consolidation of the Halliburton Subsea revenue in the 2001 second quarter. Had it not been for the change in accounting method in connection with the transaction, revenues for the balance of the segment would have increased slightly for the 2002 second quarter. Integrated exploration and production information systems revenues experienced growth of 7%, primarily due to increased professional services as a result of the Magic Earth acquisition.
         Engineering and Construction Group revenues of $1.5 billion in the 2002 second quarter were 11% higher than the 2001 second quarter. Revenue in our offshore operations increased 49% in the 2002 second quarter versus the 2001 second quarter, primarily due to progress on a major project in Latin America during 2002. In addition, we had a 10% increase in onshore operations due to the progress on several large projects. Infrastructure revenue increased 8% primarily due to additional revenue from an Australian rail line project which started during second quarter of 2001. Government operations revenue declined 9% in the 2002 second quarter as compared to the 2001 second quarter, as the logistical support contract in the Balkans experienced lower task order volumes. Operations and maintenance revenue declined 5% due to decreased domestic maintenance revenues. International revenues were 76% for the second quarter of 2002 and 73% for the second quarter of 2001. Revenue increased in all geographic regions with the largest increase in Latin America due to progress on a major project.

                                               Second Quarter
OPERATING INCOME                          --------------------------      Increase
Millions of dollars                          2002          2001          (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $    70      $   268          $  (198)
Engineering and Construction Group             (450)          21             (471)
General corporate                               (25)         (17)              (8)
-------------------------------------------------------------------------------------
Total operating income                      $  (405)     $   272          $  (677)
=====================================================================================

         We had a consolidated operating loss of $405 million in the 2002 second quarter compared to $272 million of operating income in the 2001 second quarter. In the 2002 second quarter, we incurred certain charges, which included:
         - $56 million in pretax expense related to restructuring charges, of which $37 million related to the Energy Services Group, $10 million related to the Engineering and Construction Group and $9 million related to General corporate;
         - $119 million pretax loss in the Engineering and Construction Group on a lump sum fixed price offshore EPIC project in Brazil;

         -    $330 million pretax loss in the Engineering and Construction Group related to asbestos exposures; and
         -    $61  million pretax  loss  in  the  Energy  Services  Group on the impairment of our  50% equity investment in the Bredero-Shaw joint venture.
         In the 2001 second quarter, we incurred $12 million in goodwill amortization of which $7 million related to the Energy Services Group and $5 million related to the Engineering and Construction Group.
         Energy  Services  Group  operating  income for the 2002 second  quarter decreased $198 million, or 74%, from the 2001 second quarter. Excluding the impairment of our 50% investment in Bredero-Shaw, restructuring charges, and goodwill amortized in the second quarter of 2001, operating income decreased by 39%. The results were significantly impacted by the slower United States economy, lower gas drilling activity primarily in the United States onshore operations and increased discount rates for our services in the United States. Operating income for our oilfield services product service line decreased 52% for the 2002 second quarter as compared to the 2001 second quarter. Excluding the noted items, the decline was approximately 41%. Operating income for the pressure pumping product service line declined by approximately 37%, logging by 50%, and drilling fluids decreased by just under 41% in the 2002 second quarter, as compared to the 2001 second quarter. Our drilling systems product line continue to do well with a 10% increase in operating income due mainly to the new SlickBore (TM) and Geo-Pilot (TM) tools. Geographically, all international regions experienced significant improvements except for Asia Pacific, with the largest increase in the Middle East. Increased activity in the Middle East contributed to higher operating income for the pressure pumping, drilling systems, logging and drilling bit product service lines for that region. Middle East pressure pumping operating income nearly tripled due to this increased activity while drilling systems was up 50%. Operating income in Latin America benefited from retroactive price adjustments in Brazil and Argentina totaling $10 million. Asia Pacific operating income declined primarily related to a $27 million loss on an integrated solutions project in Indonesia and the impact of mobilization of equipment and start-up costs on a project on Sakhalin Island.
         Excluding the impairment of our 50% interest in the Bredero-Shaw joint venture, 2002 restructuring charges and goodwill amortization in the 2001 second quarter, operating income for the remainder of the segment increased about $4 million. Increased income at integrated exploration and product information systems and Bredero-Shaw offset lower results within Subsea and the impact of selling EMC earlier this year.
         Engineering and Construction Group operating income decreased $471 million, from the 2001 second quarter to the 2002 second quarter. Operating income declined $17 million, excluding the impact of the 2002 restructuring costs, the loss on a major Brazilian project, accrued liabilities associated with asbestos exposure, and goodwill amortization in the 2001 second quarter. This decline occurred primarily in offshore operations where operating income decreased due to a loss on a project in the Philippines of $17 million. As we noted above, we have recorded a $119 million job loss related to a major Brazilian project. In calculating the loss to accrue on this job, we used $101 million in unapproved claims as we believe collection of those claims is probable. This compares to $66 million in unapproved claims used in the 2002 first quarter calculation for this project. In addition, we used $92 million in unapproved claims in calculating the accrued loss on other jobs in the second quarter 2002 and $134 million in unapproved claims used for the accrued loss calculation for several projects in the second quarter 2001. Operating income in onshore operations declined due to several jobs being at or near their completion stages. These decreases were partially offset by higher operating income in government operations, infrastructure and operations and maintenance.
         General corporate expenses for the 2002 second quarter were $25 million compared to $17 million for the 2001 second quarter. Excluding 2002 restructuring costs, general corporate expenses were $16 million or a decrease of 6% compared to the 2001 second quarter.

NONOPERATING ITEMS
         Interest expense of $30 million for the 2002 second quarter, decreased $4 million compared to the 2001 second quarter. The decrease is due to lower average borrowings in 2002.
         Interest income was $12 million in the second quarter of 2002 and $6 million in the second quarter of 2001. The increased interest income is for interest on a note receivable from a customer which had been deferred until collection.

         Foreign exchange losses, net were $5 million in the current year quarter compared to $1 million in the second quarter of last year. The increase is due to the continuing economic and financial crisis in Argentina.
         Other, net had a $2 million loss in the 2002 second quarter related to financing activities.
         Benefit for income taxes of $77 million in the 2002 second quarter resulted in an effective tax benefit of 18%, versus a provision for income taxes in the 2001 second quarter rate of 40%. Excluding the impact of the impairment loss on Bredero-Shaw and charges associated with our asbestos exposure, our effective tax benefit was 39%. The asbestos accrual generates a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections and thus we have recorded a partial valuation allowance. The Bredero-Shaw loss created a capital loss for which we have no capital gains to offset and therefore no tax benefit was booked for the loss as future realization of the benefit was questionable.
         Loss from continuing operations was $358 million in the 2002 second quarter, compared to income from continuing operations of $143 million in the 2001 second quarter.
         Income (loss) from discontinued operations was a $159 million pretax loss, $140 million after-tax or $0.32 per diluted share, for the 2002 second quarter compared to a pretax loss of $92 million, $60 million after-tax or $0.14 per diluted share, for the 2001 second quarter. The loss in 2002 was due primarily to charges of $153 million pretax, $123 million after-tax booked on asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing. In addition, based upon the impact of certain second quarter items, we adjusted our 2002 estimated effective tax rate for discontinued operations by recording an $11 million tax provision in the second quarter of 2002. The loss in 2001 was due to asbestos exposures primarily from Harbison-Walker.
         Net loss for the 2002 second quarter was $498 million, or $1.15 per diluted share. Net income was $382 million, or $0.89 per diluted share for the 2001 second quarter.

First Six Months of 2002 Compared with the First Six Months of 2001

                                                 First Six Months
REVENUES                                    --------------------------            Increase
Millions of dollars                            2002             2001             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $  3,445         $  3,800             $   (355)
Engineering and Construction Group             2,797            2,683                  114
----------------------------------------------------------------------------------------------
Total revenues                              $  6,242         $  6,483             $   (241)
==============================================================================================

         Consolidated revenues in the first six months of 2002 of $6.2 billion decreased 4% compared to the first six months of 2001. International revenues were 67% of total revenues for the first half of 2002 and 61% in the first half of 2001 as activity levels remained more stable internationally versus in the United States where rig activity declined putting pressure on pricing and discounting.
         Energy Services Group revenues were lower by $355 million in the first half of 2002, a decrease of 9% from the first half of 2001. International revenues were 60% of total revenues for the first six months of 2002 as compared to 52% for the first six months of 2001. Revenues decreased primarily in North America as well as a slight decrease in Latin America, while Europe/Africa, Middle East and Asia Pacific had increases between 8% and 14% as compared to the first six months of 2001. Revenues from our oilfield services product service lines were $3.0 billion for the first six months of 2002 compared to $3.4 billion for the first six months of 2001. Our pressure pumping business experienced a year-over-year decline of 13% while other businesses within the oilfield services product service lines had decreased revenues of 8% to 10% except for drilling systems which increased by 8%. The decline in revenue is attributable to lower levels of activity primarily in North America, which also put pressure on pricing and discounting of work in the United States.
Geographically, our oilfield services product service lines declined 25% in North America due to lower rig activity and 3% in Latin America primarily in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market conditions. Offsetting these declines were increased revenues in Europe/Africa, Middle East and Asia Pacific primarily in Russia, the Commonwealth of Independent States, West Africa, Saudi Arabia, Egypt, Indonesia and China. Revenues for the remainder of the segment decreased $48 million year-over-year primarily in our Surface/Subsea business reflecting lower vessel utilization and a change in accounting for an unconsolidated investment. On May 23, 2002 Halliburton Subsea and DSND Subsea ASA concluded the formation of Subsea 7 with Halliburton accounting for their 50% ownership interest prospectively on the equity method of accounting versus full consolidation of the results of operations in the first half of 2001. This was partially offset by a 10% increase in revenues in integrated exploration and production information systems compared to the first half of 2001.
         Engineering and Construction Group revenues increased $114 million, or 4%, in the first six months of 2002 compared to the first six months of 2001. Year-over-year revenues were 5% lower in North America while increasing 7% outside North America. The increase in all other regions is mainly attributable to a large offshore project in Brazil attaining 43% completion and increased offshore engineering activity. Infrastructure revenues were higher by 11% due to increased progress on the Alice Springs to Darwin Rail Line project in Australia. Government operations product line revenues were 5% lower due to the contract in the Balkans experiencing lower task order volumes. Operations and maintenance revenue declined 9% primarily due to reduced downstream maintenance activity.

                                                 First Six Months
OPERATING INCOME                            ---------------------------           Increase
Millions of dollars                            2002             2001             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $   239          $    457              $  (218)
Engineering and Construction Group             (508)               48                 (556)
General corporate                              (13)               (35)                  22
----------------------------------------------------------------------------------------------
Total operating income                      $  (282)         $    470              $  (752)
==============================================================================================

         The first half of 2002 resulted in a consolidated operating loss of $282 million compared to $470 million of operating income in the first half of 2001. In the 2002 first half, we incurred gains and losses, which included:
         - $67 million in pretax expense related to restructuring, charges of which $42 million related to the Energy Services Group, $14 million related to the Engineering and Construction Group and $11 million related to General corporate;
         - $119 million pretax loss in the Engineering and Construction Group on a lump sum fixed price Brazil project;
         - $330 million pretax loss in the Engineering and Construction Group related to asbestos exposures;
         - $61 million pretax loss in the Energy Services Group on the impairment of our 50% equity investment in the Bredero-Shaw joint venture;
         - $108 million pretax gain in the Energy Services Group on the sale of our 50% interest in European Marine Contractors;
         - $98 million pretax expense in the Energy Services Group related to the judgment in a patent infringement case;
         - $80 million pretax write-off of billed and accrued receivables related to the Highlands Insurance Company litigation in the Engineering and Construction Group, formerly reported in General corporate; and
         -    $28 million  pretax gain for the value of stock  received from the demutualization of an insurance provider in General corporate.
         In the  first  half  of  2001  we  incurred  $23  million  in  goodwill amortization of which $13 million related to the Energy Services Group and $10 million related to the Engineering and Construction Group.
         Energy Services Group operating income for the first half of 2002 declined $218 million, or 48%, as compared to the first half of 2001. Excluding $61 million impairment of our 50% interest in the Bredero-Shaw joint venture, $108 million gain on the sale of our interest in European Marine Contractors, $98 million related to the BJ Services judgment, $42 million in restructuring charges, and 2001 goodwill amortization, operating income declined 29%. Operating income in our oilfield services product service line declined $278 million or 60% reflecting lower rig activity primarily in North America. Pressure pumping operating income decreased 33%, being adversely impacted by reduced gas drilling in North America. Our logging and drilling fluids product services lines were also affected by the rig count decline with operating income declining 61% in logging and 37% in drilling fluids. Offsetting the declines were significantly improved results in the drilling systems product services line with operating income increasing 61% in the first half of 2002 compared to the first half of 2001 benefiting from improved international market activity and the introduction of our new SlickBore (TM) and Geo-Pilot (TM) tools. Our completion products and services product service line had a 37% increase in operating income in the first half of 2002 compared to the first half of 2001. International oilfield services operating income remained strong despite lower international rig activity. All international regions registered over 40% increase in operating income except for Asia Pacific. Operating income for the remainder of the segment increased $60 million. Excluding the impairment of our 50% interest in the Bredero-Shaw joint venture, $108 million gain on the sale of our interest in European Marine Contractors, $7 million in restructuring charges, and 2001 second quarter goodwill amortization, operating income for the remainder of the segment increased $12 million in the first half of 2002 compared to the first half of 2001.
         Engineering and Construction Group operating income declined by $556 million compared to the first half of 2001. Excluding the $119 million loss on unapproved claims for a major project in Latin America, $410 million accrued expenses related to net asbestos liability, $14 million in restructuring costs, and goodwill amortization in the 2001 second quarter, operating income declined $23 million. This decline occurred primarily in Offshore operations where operating income decreased $33 million due to a loss on a project in the Philippines. This was partially offset by higher margin technology sales in our Onshore operations. As we noted above, we have recorded a $119 million job loss related to a major Brazilian project. In calculating the loss to accrue for this project, we used $101 million in unapproved claims as we believe collection of those claims is probable. In addition, we used $92 million in unapproved claims in calculating the accrued loss on other jobs in 2002 and $134 million in unapproved claims used for the accrued loss calculation for several projects in the second quarter of 2001.
         General corporate expenses for the first half of 2002 were $13 million compared to $35 million in the first half of 2001. Excluding restructuring charges and gain from the value of stock received from demutualization of an insurance provider, expenses would have been $30 million.

NONOPERATING ITEMS
         Interest expense of $62 million for the first six months of 2002 decreased $19 million compared to the first six months of 2001. The decrease is due to lower average borrowings in 2002, partially offset by the $4 million in interest related to the patent infringement litigation.
         Interest income was $16 million in the first six months of 2002 compared to $10 million in the first six months of 2001. The increased interest income is for interest on a note receivable from a customer which had been deferred until collection.
         Foreign exchange losses, net were $13 million in the first six months of 2002 compared to $4 million in the first six months of 2001. The increase is due to the continuing economic and financial crisis in Argentina.
         Other, net of $2 million in the first six months of 2002, includes $3 million pretax gain associated with the increase on the option component of the European Marine Contractors Ltd. sale.
         Benefit for income taxes was $41 million in the first half of 2002 compared to a provision for income taxes of $159 million in the first half of 2001 reflecting an effective tax rate of 12% for the first six months of 2002 compared to 40% for the first six months of 2001. Excluding the impact of impairment loss on Bredero-Shaw and charges associated with our asbestos exposure, our effective tax rate was 39%. The asbestos accrual generates a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections. As a result we have recorded a partial valuation allowance. The Bredero-Shaw loss created a capital loss for which we have no capital gains to offset and therefore no tax benefit was booked for the loss.
         Loss from continuing operations was $308 million in the first six months of 2002 compared to income from continuing operations of $229 million in the first six months of 2001.
         Loss from discontinued operations was $202 million pretax, $168 million after-tax or $0.39 per diluted share in the first six months of 2002 compared to a loss of $55 million pretax, $38 million after-tax or $0.09 per diluted share. The loss in 2002 was due primarily to charges recorded for asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing. In addition, based upon the impact of certain second quarter items, we adjusted our 2002 estimated effective tax rate for discontinued operations by recording an $11 million tax provision in the second quarter of 2002. The net loss for 2001 represents the results of Dresser Equipment Group through March 31, 2001 and an asbestos accrual primarily related to Harbison-Walker.
         Gain on disposal of discontinued operations of $299 million after-tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001.

         Cumulative effect of accounting change, net in 2001 of $1 million reflects the impact of adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net loss for the first six months of 2002 was $476 million, or $1.10 per diluted share. Net income for the first six months of 2001 was $491 million, or $1.14 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the second quarter of 2002 with cash and equivalents of $383 million, an increase of $93 million from the end of 2001.
         Cash flows from operating activities provided $620 million in the first six months of 2002 compared to $344 million in the first half of 2001. Working capital items, which include receivables, sales of receivables, inventories, accounts payable and other working capital, net, provided $333 million of cash in the first six months of 2002 compared to using $370 million in the same period of 2001. Included in changes to other operating activities for the first half of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing. The 2002 change in sales of receivables relates to the sales of $200 million of undivided ownership interest to unaffiliated companies by the funding subsidiary under the account receivable securitization agreement. See Note 12 for further discussion.
         Cash flows from investing activities were $414 million in the first six months of 2002 and $452 million in the first half of 2001. Capital expenditures in the first six months of 2002 were $404 million as compared to $344 million for the first six months of 2001. Capital spending in the first half of 2002 continued to be primarily directed to Halliburton Energy Services, for fracturing equipment and directional and logging-while-drilling tools. We invested $60 million in an integrated solutions project. Dispositions of businesses in the first half of 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture. Included in the change in restricted cash for the first half of 2002 is a $106 million deposit that collateralizes an appeal bond for a patent infringement judgment on appeal and $56 million as collateral for potential future insurance claim reimbursements. Also included in changes in restricted cash is $26 million primarily related to cash collateral agreements for letters of credit we currently have outstanding for various construction projects. In the first quarter the $26 million was included as Other current assets on the balance sheet and as an operating cash outflow. As the projects are considered long term in nature and we receive the interest on this cash, we have reclassified this amount to Other assets on the balance sheet and investing activities on the cash flow. In March 2001, we acquired PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash.
         Cash flows from financing activities used $101 million in the first six months of 2002 as compared to $957 million for the first six months of 2001. We paid dividends of $109 million to our shareholders in the first six months of 2002 compared to $107 million in the first six months of 2001. Proceeds from exercises of stock options provided cash flows of $24 million in the first quarter of 2001. With the proceeds from the sale of the Dresser Equipment Group in April 2001 we repaid our short-term debt in 2001.
         Cash flows from discontinued operations provided $1.2 billion in the first six months of 2001. Discontinued operations cash flows for 2001 include the proceeds from the sale of the Dresser Equipment Group.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 27% of total capitalization at June 30, 2002 and 24% at December 31, 2001. At June 30, 2002, we have $188 million in restricted cash included in Other assets. See Note
5. In addition, on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. See Note 12.
         Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2. The ratings were lowered due to the agencies' concerns about asbestos litigation and the general weakening in the oilfield services sector. Although our long-term ratings continue at investment grade levels the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Reduced ratings and concerns about asbestos litigation, along with recent changes in the banking and insurance markets, will also result in higher cost and more limited access to markets for other credit products including letters of credit and surety bonds. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are three levels above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $700 million of committed lines of credit from banks that are available if we maintain an investment grade rating. In August 2002 $350 million of our $700 million in unused and undrawn bank lines will expire. We do not expect to replace the expiring bank lines at this time. The remaining $350 million facility expires on August 16, 2006. As of June 30, 2002, no amounts have been borrowed under these lines.
         In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued, including $220 million which relate to our joint ventures' operations. Of these financial instruments, $260 million include provisions that allow the banks to require cash collateralization if our debt ratings fall below the investment grade ratings of BBB- by Standard & Poor's or Baa3 by Moody's
Investors' Services. If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering another $127 million of letters of credit at June 30, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $85 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's, three downgrades from our current rating or Baa2 by Moody's Investors' Services, one downgrade from our current rating. In the event the ratings of our debt by either agency falls, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates. These letters of credit and bank guarantees relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance. In the past, no significant claims have been made against these financial instruments. We do not anticipate material losses to occur as a result of these financial instruments.
         Our Halliburton Elective Deferral Plan has a provision that if the Standard & Poor's rating falls below BBB the amounts credited to the participants accounts will be paid to the participants in a lump-sum within 45 days. At June 30, 2002 this was approximately $50 million.
         On July 12, 2001 we issued $425 million of two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were used to reduce short-term debt in 2001. In addition, we have a $75 million medium-term note due August 2002. Currently we do not expect to issue new debt to replace the medium-term note.

CRITICAL ACCOUNTING POLICIES
         The preparation of financial statements requires the use of judgments and estimates. During the quarter, we reevaluated our critical accounting policies and related disclosures. Based upon this review and certain changes in our business, the following critical accounting policies have been updated or added:
         - forecasting our effective tax rate including, our ability to utilize foreign tax credits and the realizability of deferred tax assets; and
         -    loss contingencies, related to asbestos litigation.
         This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our Form 10-K for the year ended December 31, 2001 filed with the SEC.
         Tax Accounting
          We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We apply the following basic principles in accounting for our income taxes at the date of the financial statements:
         - a current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year;
         - a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards;

         - the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and
         - the value of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
         We determine deferred taxes separately for each tax-paying component (an entity or a group of entities that is consolidated for tax purposes) in each tax jurisdiction. That determination includes the following procedures:
         -    identify the types and amounts of existing temporary differences;
         - measure the total deferred tax liability for taxable temporary differences using the applicable tax rate;
         - measure the total deferred tax asset for deductible temporary differences and operating loss carryforwards using the applicable tax rate;
         - measure the deferred tax assets for each type of tax credit carryforward; and
         - reduce the deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized due to expiration before we are able to realize their benefit, or that future deductibility is uncertain.
         This methodology requires a significant amount of judgment regarding assumptions and the use of estimates, which can create significant variances between actual results and estimates. Examples include the forecasting of our effective tax rate and the potential realization of deferred tax assets in the future, such as utilization of foreign tax credits. This process involves making forecasts of current and future years' United States taxable income, foreign taxable income and related taxes in order to estimate the foreign tax credits. Unforeseen events, such as the timing of asbestos settlements, and other tax timing issues may significantly affect these estimates. These factors can affect the accuracy of our tax account balances and impact our future reported earnings.
         Loss Contingencies
         Asbestos. In the past, we have only provided for known outstanding claims as we did not have sufficient information to make a reasonable estimate of future asbestos claims liability. DII Industries, LLC retained Dr. Francine
F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries. As a result of Dr. Rabinovitz's analysis, we were able to accrue not only for known open claims, but also for the projected costs to resolve asbestos claims through 2017 during the second quarter of 2002. In light of the uncertainties inherent in making long-term projections, however, although Dr. Rabinovitz's analysis covers 50 years, we do not believe that we have a reasonable basis for estimating, under Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies", or SFAS No. 5, asbestos claims, defense costs or probable insurance recoveries past 2017.
         The methodology utilized by Dr. Rabinovitz to project DII Industries, LLC's and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
         -    an analysis of historical asbestos settlements and defense costs;
         -    an analysis of the pending inventory of asbestos-related;
         - an analysis of the claims filing history for asbestos-related claims since January 1, 2000 (and alternatively since January
              1997);
         - an analysis of the population likely to have been exposed or claim exposure to certain products or construction and renovation projects; and
         - epidemiological studies to estimate the number of people who might allege exposure to products.
         Dr. Rabinovitz's projections are based on historical data supplied by DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years, especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for 5 more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation Dr. Rabinovitz alternately assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years, but we used the more conservative two-year period in establishing reserves for our probable and reasonably estimable liabilities and defense costs.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
         - an assumption that there will be no legislative or other systemic changes to the tort system;
         - that the Company will continue to aggressively defend against asbestos claims made against the Company; and
         - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs.
         Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs. Through 2017, the period during which we believe we have a reasonable basis for estimating under SFAS No. 5, Dr. Rabinovitz estimated the current and future total undiscounted liability for asbestos claims, including defense costs would be
$2.2 billion (which includes payments related to the approximately 312,000 claims currently pending).
         Using Dr. Rabinovitz's projections, we then conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs through 2017. In conducting this analysis, we:
         - reviewed DII Industries, LLC's historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries, LLC's over 15 year litigation and settlement history;
         - reviewed the terms of DII Industries, LLC's prior and current coverage-in-place settlement agreements;
         - reviewed the status of DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
         -    engaged in discussions with our counsel; and
         - analyzed publicly-available information concerning the ability of the DII Industries, LLC's insurers to meet their obligations through 2017.
         Based on that review, analyses and discussions, we made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2017. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps, current and anticipated insolvencies of DII Industries, LLC's insurers, and various judicial determinations relevant to DII Industries, LLC's insurance programs.
         Based on Dr. Rabinovitz's projections and our analysis of the probable insurance recoveries, we established reserves for the probable and reasonably estimable liabilities and defense costs we believe we will pay through 2017 of $2.2 billion, and we have also recorded receivables for the insurance recoveries that are deemed probable through that same date of $1.6 billion.
         The insurance receivables we have recorded do not assume any recovery from insolvent insurers or from any state insurance guaranty association and assume that all but one of our insurance companies that are currently solvent will remain solvent through 2017. However, there can be no assurances that these assumptions will be correct. The insurance receivables do not exhaust DII Industries, LLC's insurance coverage for asbestos-related liabilities and we believe that DII Industries, LLC has significant insurance coverage available to it for asbestos-related liabilities that it may incur after 2017.
         Projecting future events, such as the number of future asbestos-related lawsuits to be filed against DII Industries, LLC and Kellogg, Brown & Root, Inc., the average cost to resolve such future lawsuits, coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time, the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies, and the continuing solvency of various insurance companies is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked.

         Given the inherent uncertainty in making future projections, we plan to have the projections periodically reexamined, and update them based on our experience and other relevant factors such as changes in the tort system and the resolution of the bankruptcies of various asbestos defendants. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s various lawsuits against its insurance companies and other developments that may impact the probable insurance recoveries.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. As a result of those obligations, we are involved in environmental litigation and claims, the clean-up of properties we own or have operated, and efforts to meet or correct compliance-related matters.

ACCOUNTING CHANGES
         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. The new standard will be effective for us beginning January 1, 2003, and we are currently reviewing and evaluating the effects this standard will have on our future financial condition, results of operations, and accounting policies and practices.
         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", the amendment to SFAS No. 4, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not believe the effects of this new standard will have a material effect on our future financial condition or operations.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and similar expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Legal
              - asbestos litigation including the judgments against us in late 2001 and their related appeals;
              - the ability of our insurers for our asbestos exposures to pay claims in the future;
              -    future asbestos claims settlement and defense costs;
              -    number of future asbestos claims;
              - other litigation, including, for example, class action shareholder lawsuits, contract disputes, patent infringements and environmental matters;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - changes in governmental regulations in the numerous countries in which we operate including, for example, regulations that:
                        - encourage or mandate the hiring of local contractors; and
                        - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;

              - potentially adverse customer reaction, and time and expense responding to the increased scrutiny of Halliburton by the media and others;
              - environmental laws and regulations, including, for example, those that:
                        - require emission performance standards for facilities; and
                        - the potential regulation of hydraulic fracturing as underground injection;
              - any unexpected adverse outcome of the SEC's current inquiries into Halliburton's accounting policies, practices and procedures; and
              - adverse results of increased review and scrutiny of Halliburton by regulatory authorities, media and others;
         Geopolitical
              - unsettled political conditions, war, the effects of terrorism, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
              - operations in countries with significant amounts of political risk, including, for example, Algeria, Angola, Argentina, Colombia, Indonesia, Libya, Nigeria, Russia, and Venezuela; and
              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002;
         Liquidity
              - reductions in debt ratings by rating agencies including, for example, our recent reductions by Standard & Poor's and Moody's Investors' Services in late 2001 and early 2002;
              - access to lines of credit, credit markets and credit from suppliers under acceptable terms;
              - availability of financing from the United States Export/Import Bank;
              -    borrowing costs in the future;
              -    ability to issue letters of credit and surety bonds; and
              -    ability to raise capital via the sale of stock;
         Weather related
              - the effects of severe weather conditions, including, for example, hurricanes and typhoons, on offshore operations and facilities; and
              - the impact of prolonged severe or mild weather conditions on the demand for and price of oil and natural gas;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in Bosnia;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers in the oil and gas industry including, for example, the proposed merger of Conoco and Phillips Petroleum; and
              - claim negotiations with engineering and construction customers on cost variances and change orders on major projects, including, for example, the Barracuda-Caratinga project in Brazil;
              - ability of our customers to timely pay the amounts due us; Industry
              - technological and structural changes in the industries that we serve;
              - changes that impact the demand for oil and gas including, for example, the slowdown in the global economy following the terrorist attacks on the United States on September 11, 2001;
              -    changes in the price of oil and natural gas, resulting from:
                        - OPEC's ability to set and maintain production levels and prices for oil;
                        -    the level of oil production by non-OPEC countries;
                        - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
                        - the level of demand for oil and natural gas, especially natural gas in the United States where demand is currently below last years' usage; and
              - changes in the price or the availability of commodities that we use or of key insurance coverages;

              -    risks  that result  from entering into  fixed  fee  projects, where failure to meet schedules, cost estimates or performance targets could result in non-reimbursable costs which cause the project not to meet our expected profit margins or incur a loss;
              - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
              - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                        -    adverse   movements  in  foreign   exchange  rates,
                             interest rates, or commodity prices; or
                        -    the value and time period of the  derivative  being
                             different  than the  exposures  or cash flows being
                             hedged;
         Systems
              - the successful deployment of SAP throughout our remaining Energy Services Group businesses, principally Baroid and Sperry Sun; and
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              - increased competition in the hiring and retention of employees in specific areas, including, for example, energy services operations, accounting and finance;
              - integration of acquired businesses into Halliburton, including, for example, our 2001 acquisitions of Magic Earth, Inc. and PGS Data Management, including:
                        -    standardizing  information  systems  or integrating
                             data from multiple systems;
                        -    maintaining uniform standards, controls, procedures
                             and policies; and
                        -    combining  operations  and  personnel  of  acquired
                             businesses with ours;
              - effectively restructuring operations and personnel within Halliburton including, for example, the reorganization of our engineering and construction business in early 2001 and the recent segregation of our business into two separate entities under Halliburton;
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -    successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q, 8-K and 10-K to the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
         -    volatility of the currency rates and commodity prices;
         -    time horizon of the derivative instruments;
         -    market cycles; and
         -    the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At  our  Annual  Meeting  of   Stockholders   held  on  May  15,  2002,
stockholders were asked to consider and act upon:

         (1)    the election of Directors for the ensuing year,
         (2) a proposal to approve the Halliburton Company 2002 Employee Stock Purchase Plan; and
         (3)    a stockholder proposal on auditor services.

         The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

         (1)    Election of Directors:

                Name of Nominee                           Votes For                   Votes Withheld

                Robert L. Crandall                        357,240,074                   9,002,829
                Kenneth T. Derr                           357,667,297                   8,575,606
                Charles J. DiBona                         359,038,088                   7,204,815
                Lawrence S. Eagleburger                   312,919,052                  53,323,851
                William R. Howell                         357,412,938                   8,829,965
                Ray L. Hunt                               357,694,176                   8,548,727
                David J. Lesar                            359,140,702                   7,102,201
                Aylwin B. Lewis                           359,290,693                   6,952,210
                J. Landis Martin                          358,721,972                   7,520,931
                Jay A. Precourt                           359,435,705                   6,807,098
                Debra L. Reed                             359,355,282                   6,887,621
                C. J. Silas                               357,542,983                   8,699,920

         (2)    Proposal to approve the 2002 Employee Stock Purchase Plan:

                Number of Votes For                        334,839,586
                Number of Votes Against                     28,255,615
                Number of Votes Abstain                      3,147,702
                Number of Broker Non-Votes                           0

         (3)    Shareholder proposal on auditor services:

                Number of Votes For                         31,871,260
                Number of Votes Against                    227,511,245
                Number of Votes Abstain                      5,204,576
                Number of Broker Non-Votes                 101,655,822

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

   *  10.1      Halliburton Elective  Deferral  Plan  as  amended  and  restated
                effective May 1, 2002.

   *  10.2      Halliburton Company 2002 Employee Stock Purchase Plan.

   *  10.3      Employment Agreement (Albert O. Cornelison).

   *  10.4      Employment Agreement (Weldon J. Mire).

   *  24.1      Powers of attorney for the following directors:

                Robert L. Crandall
                Kenneth T. Derr
                Charles J. DiBona
                Lawrence S. Eagleburger
                W. R. Howell
                Ray L. Hunt
                David J. Lesar
                Aylwin B. Lewis
                J. Landis Martin
                Jay A. Precourt
                Debra L. Reed
                C. J. Silas

   *  24.2      Powers of attorney for the following executive officers:

                Jerry H. Blurton
                Lester L. Coleman
                Albert O. Cornelison
                Douglas L. Foshee
                Robert R. Harl
                Arthur D. Huffman
                Weldon J. Mire
                R. Charles Muchmore, Jr.
                Edgar Ortiz
                David R. Smith


                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
During the second quarter of 2002:

April 15, 2002                 April 12, 2002              Item 5. Other Events for a press release announcing a
                                                           Federal court has rendered a verdict in a patent
                                                           infringement case.

April 18, 2002                 April 17, 2002              Item 4. Changes in Registrant's Certifying Accountant
                                                           for a press release announcing the dismissal of Arthur
                                                           Andersen LLP as independent auditors and the appointment
                                                           of KPMG LLP.

May 8, 2002                    May 7, 2002                 Item 5. Other Events for a press release announcing 2002
                                                           first quarter earnings.


Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
During the second quarter of 2002 (cont'd):

May 13, 2002                   May 9, 2002                 Item 5. Other Events for a press release announcing the
                                                           annual meeting of shareholders.

May 15, 2002                   May 15, 2002                Item 5. Other Events for a press release announcing 2002
                                                           second quarter dividend.

May 21, 2002                   May 20, 2002                Item 5. Other Events for a press release announcing
                                                           asbestos plaintiffs agree to extend current stay on
                                                           asbestos claims until June 4, 2002.

May 29, 2002                   May 28, 2002                Item 5. Other Events for a press release announcing the
                                                           settlement of thirty asbestos claims.

May 29, 2002                   May 28, 2002                Item 5. Other Events for a press release announcing that
                                                           the Securities and Exchange Commission has initiated a
                                                           preliminary investigation of accounting treatment of
                                                           cost overruns on construction jobs.

June 4, 2002                   June 4, 2002                Item 5. Other Events for a press release announcing
                                                           asbestos plaintiffs agree to extend current stay on
                                                           asbestos claims until July 16, 2002.

During the third quarter of 2002:

July 11, 2002                  July 10, 2002               Item 5. Other Events for a press release announcing the
                                                           response to the news of Judicial Watch Lawsuit.

July 24, 2002                  July 16, 2002               Item 5. Other Events for a press release announcing that
                                                           an agreement has been reached with Harbison-Walker
                                                           Refractories Company and the Official Committee of
                                                           Asbestos Creditors to consensually extend the period of
                                                           the stay contained in the Bankruptcy Court's temporary
                                                           restraining order until September 18, 2002.

July 24, 2002                  July 22, 2002               Item 5. Other Events for a press release announcing
                                                           second quarter asbestos charges.

July 29, 2002                  July 22, 2002               Item 5. Other Events for a press release announcing that
                                                           a letter of intent has been signed to sell 50% interest
                                                           in Bredero-Shaw to ShawCor Ltd.

July 30, 2002                  July 24, 2002               Item 5. Other Events for a press release announcing
                                                           second quarter results.

August 7, 2002                 August 1, 2002              Item 5. Other Events for a press release announcing
                                                           response to a false statement by Citizensworks.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                       HALLIBURTON COMPANY




Date:                                  By: /s/  Douglas L. Foshee
     ------------------                   ----------------------------------
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