Form 10-Q
period 2002-09-30
HALLIBURTON CO
filed 2002-11-12
CIK 45012

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____



                          Commission File Number 1-3492


                               HALLIBURTON COMPANY

                            (a Delaware Corporation)
                                   75-2677995

                               4100 Clinton Drive
                                Houston, TX 77020
                   Telephone Number - Area Code (713) 676-3011

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

Common stock, par value $2.50 per share:
Outstanding at October 24, 2002 - 436,400,337

                               HALLIBURTON COMPANY

                                      Index

                                                                                                   Page No.
                                                                                                   --------
PART I.         FINANCIAL INFORMATION                                                                2-30

Item 1.         Financial Statements                                                                  2-4

                -     Condensed Consolidated Statements of Operations                                   2
                -     Condensed Consolidated Balance Sheets                                             3
                -     Condensed Consolidated Statements of Cash Flows                                   4
                -     Notes to Quarterly Financial Statements                                        5-30
                      1.   Management Representations                                                   5
                      2.   Business Segment Information                                               5-6
                      3.   Acquisitions and Dispositions                                              6-7
                      4.   Restricted Cash                                                              7
                      5.   Discontinued Operations                                                      8
                      6.   Unapproved Claims and Long-Term Construction Contracts                    8-10
                      7.   Inventories                                                                 10
                      8.   Commitments and Contingencies                                            10-22
                      9.   Income (loss) Per Share                                                     22
                     10.   Comprehensive Income (loss)                                              22-23
                     11.   Goodwill and Other Intangible Assets                                        23
                     12.   Accounts Receivable                                                         24
                     13.   Reorganization of Business Operations                                       24
                     14.   DII Industries, LLC Financial Information                                24-30

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               31-46

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                             46

Item 4.         Controls and Procedures                                                                47

PART II.        OTHER INFORMATION                                                                   47-48

Item 6.         Listing of Exhibits and Reports on Form 8-K                                         47-48

Signatures                                                                                             49

Section 302     Certification - David J. Lesar                                                      50-51

Section 302     Certification - Douglas L. Foshee                                                   52-53

Exhibits:       -    Halliburton Company Directors' Deferred Compensation Plan
                     as amended and restated effective October 22, 2002
                -    Powers of Attorney for Directors
                -    Powers of Attorney for Executive Officers

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                     Three Months                 Nine Months
                                                                  Ended September 30          Ended September 30
                                                               -----------------------------------------------------
                                                                  2002         2001            2002         2001
--------------------------------------------------------------------------------------------------------------------
Revenues:
Services                                                        $   2,510    $   2,840       $   7,789    $   8,295
Product sales                                                         455          525           1,372        1,506
Equity in earnings of unconsolidated affiliates                        17           26              63           73
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $   2,982    $   3,391       $   9,224    $   9,874
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                $   2,287    $   2,506       $   7,892    $   7,451
Cost of sales                                                         398          449           1,214        1,325
General and administrative                                             89           94             239          286
(Gain) loss on sale of business assets                                 17            -             (30)           -
--------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                              $   2,791    $   3,049       $   9,315    $   9,062
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                               191          342             (91)         812
Interest expense                                                      (29)         (34)            (91)        (115)
Interest income                                                         8            8              24           18
Foreign currency gains (losses), net                                    1           (2)            (12)          (6)
Other, net                                                              -            -               2            -
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
     taxes, minority interest, and change in accounting
     method, net                                                      171          314            (168)         709
Provision for income taxes                                            (72)        (126)            (31)        (285)
Minority interest in net income of subsidiaries                        (5)          (7)            (15)         (14)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before change in
     accounting method, net                                            94          181            (214)         410
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
Loss from discontinued operations, net of tax
     benefit of $0, $1, $34, and $18                                    -           (2)           (168)         (40)
Gain on disposal of discontinued operations, net of tax
provision
     of $0, $0, $0, and $199                                            -            -               -          299
--------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                              -           (2)           (168)         259
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting method, net                   -            -               -            1
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $      94    $     179       $    (382)   $     670
====================================================================================================================

Basic income (loss) per share:
Income (loss) from continuing operations before change in
     accounting method, net                                     $    0.22    $    0.42       $   (0.49)    $   0.96
Loss from discontinued operations                                       -            -           (0.39)       (0.09)
Gain on disposal of discontinued operations                             -            -               -         0.70
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    0.22    $    0.42       $   (0.88)    $   1.57
====================================================================================================================

Diluted income (loss) per share:
Income (loss) from continuing operations before change in
     accounting method, net                                     $     0.22   $    0.42       $   (0.49)    $   0.95
Loss from discontinued operations                                        -           -           (0.39)       (0.09)
Gain on disposal of discontinued operations                              -           -               -         0.70
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $     0.22   $    0.42       $   (0.88)    $   1.56
====================================================================================================================

Cash dividends per share                                        $    0.125   $   0.125       $   0.375    $   0.375
Basic average common shares outstanding                                432         428             432          427
Diluted average common shares outstanding                              434         429             432          430

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                 September 30     December 31
                                                                     2002            2001
------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      586       $     290
Receivables:
Notes and accounts receivable, net                                     2,494           3,015
Unbilled work on uncompleted contracts                                   905           1,080
------------------------------------------------------------------------------------------------
Total receivables                                                      3,399           4,095
Inventories                                                              769             787
Current deferred income taxes                                            170             154
Other current assets                                                     256             247
------------------------------------------------------------------------------------------------
Total current assets                                                   5,180           5,573
Property, plant and equipment after accumulated
     depreciation of $3,305 and $3,281                                 2,591           2,669
Equity in and advances to related companies                              416             551
Goodwill, net                                                            719             720
Noncurrent deferred income taxes                                         391             410
Insurance for asbestos related liabilities                             1,588             612
Other assets                                                             826             431
------------------------------------------------------------------------------------------------
Total assets                                                      $   11,711       $  10,966
================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $       29       $      44
Current maturities of long-term debt                                     290              81
Accounts payable                                                       1,046             917
Accrued employee compensation and benefits                               276             357
Advanced billings on uncompleted contracts                               582             611
Deferred revenues                                                         66              99
Income taxes payable                                                       -             194
Other current liabilities                                                564             605
------------------------------------------------------------------------------------------------
Total current liabilities                                              2,853           2,908
Long-term debt                                                         1,120           1,403
Employee compensation and benefits                                       571             570
Asbestos related liabilities                                           2,173             737
Minority interest in consolidated subsidiaries                            51              41
Other liabilities                                                        622             555
------------------------------------------------------------------------------------------------
Total liabilities                                                      7,390           6,214
------------------------------------------------------------------------------------------------
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 456 and 455 shares                             1,141           1,138
Paid-in capital in excess of par value                                   295             298
Deferred compensation                                                    (83)            (87)
Accumulated other comprehensive income                                  (179)           (236)
Retained earnings                                                      3,781           4,327
------------------------------------------------------------------------------------------------
                                                                       4,955           5,440
Less 20 and 21 shares of treasury stock, at cost                         634             688
------------------------------------------------------------------------------------------------
Total shareholders' equity                                             4,321           4,752
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   11,711       $  10,966
================================================================================================

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                               Nine Months
                                                                           Ended September 30
                                                                     ------------------------------
                                                                          2002           2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                       $   (382)       $    670
Adjustments to reconcile net income (loss) to net cash from operations:
Loss (income) from discontinued operations                                   168            (259)
Depreciation, depletion and amortization                                     402             390
Provision (benefit) for deferred income taxes                                  3              23
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                               8              39
Change in accounting method, net                                               -              (1)
(Gain) loss on sale of business assets                                       (30)              -
Gain on option component of joint venture sale                                (3)              -
Asbestos reserve, net                                                        460              96
Accrued special charges                                                        -              (6)
Other non-cash items                                                          53              18
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                       492            (354)
Sale of receivables                                                          200               -
Inventories                                                                   16            (135)
Accounts payable                                                              54             116
Other working capital, net                                                  (361)           (121)
Other operating activities                                                   (80)             80
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                 1,000             556
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                        (564)           (568)
Sales of property, plant and equipment                                       217              77
(Acquisitions) dispositions of businesses, net                               132            (115)
Investments - restricted cash                                               (192)              -
Other investing activities                                                   (10)            (14)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                  (417)           (620)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term borrowings                                             -             425
Payments on long-term borrowings                                             (79)            (13)
(Repayments) borrowings of short-term debt, net                              (22)         (1,359)
Payments of dividends to shareholders                                       (164)           (161)
Proceeds from exercises of stock options                                       -              25
Payments to reacquire common stock                                            (3)            (33)
Other financing activities                                                    (4)             (6)
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                  (272)         (1,122)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                      (15)            (19)
Net cash flows from discontinued operations                                    -           1,201
---------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                             296              (4)
Cash and equivalents at beginning of period                                  290             231
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    586        $    227
===================================================================================================
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     90        $    118
Income taxes                                                            $    163        $    276
Non-cash investing and financing activities:
Liabilities assumed in acquisitions of businesses                       $      -        $     40
Liabilities disposed of in dispositions of businesses                   $      -        $    496

  See notes to quarterly financial statements.

                               HALLIBURTON COMPANY
                     Notes to Quarterly Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         We employ accounting policies that are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
         - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
         - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2001 Annual Report on Form 10-K. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Prior period amounts have been reclassified to be consistent with the current presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of September 30, 2002, the results of our operations for the three and nine months ended September 30, 2002 and 2001 and our cash flows for the nine months then ended. The results of operations for the three and nine months ended September 30, 2002 and 2001 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         During the first quarter of 2002, we announced plans to restructure our businesses into two operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions which were previously shared were moved into the two business groups. We also decided that the operations of Major Projects, Granherne and Production Services better aligned with our Kellogg Brown & Root subsidiary, or KBR, in the current business environment. These businesses were moved for management and reporting purposes from the Energy Services Group segment to the Engineering and Construction Group segment during the second quarter. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations product line, Granherne is now reported in the Onshore product line and Production Services is now reported under the Operations and Maintenance product line.
         The tables below present information on our continuing operations business segments on a comparable basis.

                                                Three Months                Nine Months
                                             Ended September 30          Ended September 30
                                          -------------------------    ------------------------
Millions of dollars                          2002         2001            2002         2001
-----------------------------------------------------------------------------------------------
Revenues:
Energy Services Group                      $  1,677     $  2,098        $  5,122     $   5,898
Engineering and Construction Group            1,305        1,293           4,102         3,976
-----------------------------------------------------------------------------------------------
Total                                      $  2,982     $  3,391        $  9,224     $   9,874
===============================================================================================

Operating income (loss):
Energy Services Group                      $    200     $    321        $    439     $     778
Engineering and Construction Group               12           36            (496)           84
General corporate                               (21)         (15)            (34)          (50)
-----------------------------------------------------------------------------------------------
Total                                      $    191     $    342        $    (91)    $     812
===============================================================================================

         Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:
         - Halliburton Energy Services provides oilfield services and products including discrete products and services and integrated solutions for oil and gas exploration, development and production throughout the world. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion, and production equipment and services, well control, and integrated solutions;
         - Landmark Graphics provides integrated exploration and production software information systems, data management services, professional services to the petroleum industry and reservoir description; and
         - Other product service lines provide installation and servicing of subsea facilities and pipelines, and manufacture of flexible pipe for offshore applications. In January 2002, we sold to Saipem, our joint venture partner, our 50% interest in European Marine Contractors Ltd., a joint venture that provided pipeline services for offshore customers. In May 2002, we contributed substantially all of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We own 50% of Subsea 7, Inc. and DSND Subsea ASA owns the other 50%. In September 2002, we sold our 50% interest in Bredero-Shaw, a pipecoating joint venture, to our partner ShawCor Ltd. See Note 3.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, program management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as KBR, includes the following five product lines:
         - Onshore operations comprise engineering and construction activities, including liquefied natural gas, ammonia, crude oil refineries, and natural gas plants;
         - Offshore operations include specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
         - Government operations provide operations, maintenance and logistics activities for government facilities and installations;
         - Operations and maintenance services include plant operations, maintenance and start up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
         - Infrastructure provides civil engineering, consulting and project management services.
         Intersegment revenues included in the revenues of the business segments are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.

Note 3.  Acquisitions and Dispositions
         Magic Earth acquisition. We signed a definitive agreement to purchase Magic Earth, Inc., a leading 3-D visualization and interpretation technology company with broad applications in the area of data interpretation for $100 million in April 2001. At the consummation date of the transaction (November 19, 2001), shares with a value of $100 million were issued to complete the purchase. We issued 4.2 million shares, valued at $23.93 per share, which was based on the average closing stock price for the 30-day period preceding November 19, 2001. Magic Earth became a wholly-owned subsidiary and is reported within our Energy Services Group. We recorded intangible assets of $19 million and goodwill of $71 million, all of which is nondeductible for tax purposes. The intangible assets will be amortized based on a five year life.
         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own for a value of $126.7 million based on 3.3 million shares of Halliburton common stock valued at $37.75 per share which was the closing stock price on January 12, 2000. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real-time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock. We also issued rights that resulted in the issuance of 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. We issued 1 million shares in February 2001; 400,000 in June 2001; and the remaining 700,000 shares in February 2002 under these rights. These shares were included in the cost of the acquisition as a contingent liability. We recorded $115 million of goodwill in connection with acquiring the remaining 74%.
         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture with Shell Technology Ventures BV, WellDynamics. We received $39 million in cash as an equity equalization adjustment, which we recorded as a reduction in our investment in the joint venture. We own 50% of WellDynamics and account for this investment using the equity method. The formation of WellDynamics resulted in a difference of $90 million between the carrying amount of our investment and our equity in the underlying net assets of the joint venture, which has been recorded as goodwill under "Equity in and advances to related companies". The remaining assets and goodwill of PES relating to completions and well intervention products have been combined with our existing completions product service line.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million. The agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years. We recorded intangible assets of $14 million and goodwill of $149 million, $9 million of which is nondeductible for tax purposes.
         European Marine Contractors Ltd. disposition. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture in the Energy Services Group, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to the Oil Service Index performance. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in Other, net in the income statement as a result of the increase in value of this option. The total transaction resulted in an after-tax gain of $68 million, or $0.16 per diluted share.
         Subsea 7 formation. In May 2002, we contributed substantially all of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We contributed assets with a book value of approximately $82 million. The contributed assets were recorded by the new company at a fair value of approximately $94 million. The $12 million difference is being amortized over ten years representing the average remaining useful life of the assets contributed. We own 50% of Subsea 7 and account for this investment using the equity method. The remaining 50% is owned by DSND Inc.
         Bredero-Shaw disposition. On September 30, 2002 we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The purchase price of $149 million is comprised of $53 million in cash, a short-term note due January 2003 for $25 million and 7.7 million of ShawCor Class A Subordinate shares. Of the $53 million in cash approximately $15 million was received on September 30, 2002. The remaining cash will be received by the end of November. In addition to our second quarter impairment charge of $61 million ($0.14 per diluted share after-tax) related to the pending sale of Bredero-Shaw, we recorded a third quarter pretax charge of $18 million, or $0.04 per diluted share. Included in this charge was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw.
         Dresser Equipment Group disposition. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group. See Note 5.

Note 4.  Restricted Cash
         At September 30, 2002, we had restricted cash of $192 million included in Other assets. Restricted cash consists of:
         - $107 million deposit that collateralizes a bond for a patent infringement judgment on appeal;
         - $56 million as collateral for potential future insurance claim reimbursements; and
         - $29 million primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.

Note 5.  Discontinued Operations
         In late 1999 and early 2000 we sold our interest in two joint ventures which were a significant portion of our Dresser Equipment Group. These sales prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that these remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group. We sold these businesses on April 10, 2001 and we recognized a pretax gain of $498 million ($299 million after-tax) during the second quarter of 2001. The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements. As part of the terms of the transaction, we retained a 5.1% equity interest of Class A Common stock in the Dresser Equipment Group, which has been renamed Dresser, Inc. In July 2002, Dresser Inc. announced a reorganization and we have been asked to exchange our shares for shares of Dresser Ltd. Our equity interest is accounted for under the cost method.
         For the nine months ended September 30, 2002, we recorded a $202 million pretax charge in discontinued operations. Included in this charge was $153 million taken in the second quarter 2002, in connection with our asbestos econometric study, for existing and future asbestos claims and defense costs related to previously disposed businesses, net of anticipated insurance recoveries. The $153 million charge was comprised of $1,176 million related to the gross exposure on our asbestos claims, which was offset by $1,023 million in amounts to be received from our insurance carriers related to asbestos claims. Also included in the $202 million is a $40 million payment associated with the Harbison-Walker bankruptcy filing recorded in the first quarter. Due to the recording of our best estimate of current and future asbestos claims in the second quarter of 2002, there were no additional discontinued operations expenses for asbestos exposures in the third quarter of 2002. During the second and third quarters of 2001, we recorded a $95 million pretax expense to discontinued operations. This amount was comprised of a $632 million charge related to the gross exposure on our asbestos claims, which was offset by $537 million in amounts to be received from our insurance carriers related to asbestos claims. See Note 8.

                                                Three Months                 Nine Months
Loss from Discontinued                       Ended September 30          Ended September 30
Operations                                -------------------------    ------------------------
Millions of dollars                          2002         2001            2002        2001
-----------------------------------------------------------------------------------------------
Revenues                                   $      -    $     -          $     -     $   359
===============================================================================================
Operating income                           $      -    $     -          $     -     $    37
Asbestos litigation claims, net of
   insurance recoveries                           -         (3)            (202)        (95)
Tax benefit                                       -          1               34          18
-----------------------------------------------------------------------------------------------
Net loss                                   $      -    $    (2)         $  (168)    $   (40)
===============================================================================================

Note 6.  Unapproved Claims and Long-Term Construction Contracts
         Billing  practices  for  engineering  and  construction   projects  are
governed by the contract terms of each project based upon costs incurred, achievement of milestones, or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage of completion method of accounting. Billings in excess of recognized revenues are recorded in "Advance billings on uncompleted contracts". When billings are less than recognized revenues, the difference is recorded in "Unbilled work on uncompleted contracts". With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.
         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims; less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they are identified. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.
           When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants' Statement of Position

81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Including unapproved claims in this calculation increases the operating income that would otherwise be recorded without consideration of the probable unapproved claims. Unapproved claims are recorded to the extent of costs incurred and include no profit. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts, and the amount booked to unbilled work on uncompleted contracts for each period is as follows:

                                               September 30        December 31
                                              ----------------    ---------------
Millions of dollars                                2002                2001
---------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)       $   199             $   137
Unapproved claims in unbilled work on
    uncompleted contracts                         $   153             $   102
=================================================================================

         The claims at September 30, 2002 listed in the above table relate to eight contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customer in all but one case, and in that case we have initiated the arbitration process. The probable unapproved claim in arbitration is $5 million. The largest claim relates to the Barracuda-Caratinga contract which is approximately 54% complete at the end of the third quarter of 2002. The probable unapproved claims included in determining this contract's loss were $101 million at September 30, 2002 and $43 million at December 31, 2001 based on the project's percentage completion. As the claim for this contract most likely will not be settled within one year, amounts in unbilled work on uncompleted contracts of $55 million at September 30, 2002 and $10 million at December 31, 2001 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in Other assets on the balance sheet. All other claims included in the table above have been recorded to Unbilled work on uncompleted contracts included in the Total receivables amount on the balance sheet.
         A summary of unapproved claims activity for the three and nine months ended September 30, 2002 is as follows:

                                        Total Probable Unapproved         Probable Unapproved Claim
                                                 Claims                        Accrued Revenue
                                     -------------------------------------------------- ----------------
                                      Three Months     Nine Months      Three Months      Nine Months
Millions of dollars                       Ended           Ended            Ended             Ended
--------------------------------------------------------------------------------------------------------
Beginning balance                       $ 193             $137            $135             $102
    Additions                               7               87               7               51
    Costs incurred during period            -                -              12               25
    Approved claim                         (1)              (6)             (1)              (6)
    Write-offs                              -               (3)              -               (3)
    Other   *                               -              (16)              -              (16)
--------------------------------------------------------------------------------------------------------
Ending balance                          $ 199             $199            $153             $153
========================================================================================================

* Other primarily relates to claims which the customer has agreed to a change order relating to the scope of work.

         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Our "Equity in earnings of unconsolidated affiliates" includes our equity percentage of unapproved claims related to unconsolidated projects. Amounts for unapproved claims from our related companies are included in equity in and advances to related companies and totaled $9 million at September 30, 2002 and $0.3 million at December 31, 2001.

Note 7.  Inventories
         Inventories are stated at the lower of cost or market. Some United States manufacturing and field service finished products and parts inventories for drill bits, completion products, and bulk materials are recorded using the LIFO method. Included in the table below are inventories on the last-in, first-out method of $50 million at September 30, 2002 and $54 million at December 31, 2001. If the average cost method had been used, total inventories would have been about $20 million higher than reported at September 30, 2002 and December 31, 2001.
         Over 90% of remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out (FIFO) method.
         Inventories at September 30, 2002 and December 31, 2001 are composed of the following:

                                   September 30        December 31
                                 ----------------    ---------------
Millions of dollars                   2002                2001
--------------------------------------------------------------------
Finished products and parts          $  521              $   520
Raw materials and supplies              180                  192
Work in process                          68                   75
--------------------------------------------------------------------
Total                                $  769              $   787
====================================================================

Note 8.  Commitments and Contingencies
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (See Note 14) and Kellogg Brown & Root, Inc., are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries, LLC or in materials used in construction or maintenance projects of Kellogg Brown & Root, Inc. These claims are in three general categories:
         -    refractory claims;
         -    other DII Industries, LLC claims; and
         -    construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries, LLC acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries, LLC (then named Dresser Industries, Inc.) until those operations were transferred to another then existing subsidiary of DII Industries, LLC in preparation for a spin-off. Harbison-Walker was spun-off by DII Industries, LLC in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries, LLC from liability for those claims, although DII Industries, LLC continues to have direct liability to tort claimants for all post spin-off refractory claims. DII Industries, LLC retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries, LLC's historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries, LLC and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries, LLC and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.

         As Harbison-Walker's financial condition worsened in late 2000 and 2001, Harbison-Walker began agreeing to pay more in settlement of the post spin-off refractory claims than it historically had paid. These increased settlement amounts led to Harbison-Walker making greater demands on the shared insurance asset. By July 2001, DII Industries, LLC determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries, LLC and that Harbison-Walker probably would not be able to fulfill its indemnification obligation to DII Industries, LLC. Accordingly, DII Industries, LLC took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         As of September 30, 2002, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries, LLC. In addition, there were approximately 142,000 post spin-off claims that name DII Industries, LLC as a defendant.
         Other DII Industries, LLC claims. As of September 30, 2002, there were approximately 136,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries, LLC. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root, Inc. As of September 30, 2002, there were approximately 45,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 1,500 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and have confirmed a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against it or asserted against DII Industries, LLC for which Harbison-Walker is required to indemnify and defend DII Industries, LLC. However, Harbison-Walker has not yet submitted a proposed plan of reorganization to the Bankruptcy Court. If such a plan of reorganization is submitted and confirmed, all pending and future refractory asbestos claims against Harbison-Walker or DII Industries, LLC would be channeled to a Section 524(g)/105 trust for resolution and payment. In order for a trust to be confirmed, at least a majority of the equity ownership of Harbison-Walker would have to be contributed to the trust. Creation of a trust would also require the approval of 75% of the asbestos claimant creditors of Harbison-Walker.
         We also anticipate a significant financial contribution would also be required from DII Industries, LLC to obtain the necessary approvals for such trust. However, we are not able to quantify the amount of such contribution in light of numerous unresolved issues such as the amount of Harbison-Walker assets available to satisfy its asbestos and trade creditors and the negotiations that must be completed among Harbison-Walker, the asbestos claims committee under its Chapter 11 proceeding, a legal representative for future asbestos claimants (which has not yet been appointed by the Bankruptcy Court), DII Industries, LLC and the relevant insurance companies. In establishing our reserve for asbestos liability, we have included all post spin-off claims against Harbison-Walker that name DII Industries, LLC as a defendant.
         Harbison-Walker's failure to fulfill its indemnity obligations, and its excessive erosion of the insurance coverage, required DII Industries, LLC to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. This insurance will be needed if a trust is to be worked out with the asbestos claimants. As a result, DII Industries, LLC agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding, of which $5 million was advanced during the first quarter of 2002. On February 14, 2002, DII Industries, LLC also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was made when Harbison-Walker filed its bankruptcy petition and was charged to discontinued operations in our financial statements in the first quarter of 2002. The payment to RHI Refractories led RHI Refractories to forgive intercompany debt owed to it by Harbison-Walker, thus increasing the assets of Harbison-Walker. DII Industries, LLC will pay another $35 million to RHI Refractories if a plan of reorganization acceptable to DII Industries, LLC is proposed in the bankruptcy proceedings. A further $85 million will be paid to RHI Refractories if a plan acceptable to DII Industries, LLC is approved by 75% of the Harbison-Walker asbestos claimant creditors and confirmed by the Bankruptcy Court.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries, LLC in numerous courts throughout the United States. As a result of DII Industries, LLC's continuing settlement negotiations with the Asbestos Claimants Committee, or ACC, which was formed as part of the Harbison-Walker bankruptcy, and certain law firms that represent a substantial percentage of the plaintiffs that have asserted Harbison-Walker-related claims against DII Industries, LLC, the temporary restraining order originally entered by the Bankruptcy Court on February 14, 2002 has been consensually extended until at least December 11, 2002. To the extent that the settlement negotiations continue to make progress, DII Industries, LLC anticipates that the ACC will consent to have the temporary restraining order extended for an additional period of time. Currently, there is no assurance that a stay will remain in effect beyond a short period of time, that a plan of reorganization will be proposed or confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries, LLC. If a plan is not confirmed that provides relief to DII Industries, LLC or if the stay is terminated, DII Industries, LLC will be required to defend all open claims in the courts in which they have been filed, possibly with reduced access to the insurance shared with Harbison-Walker.
         The stayed asbestos claims are those covered by insurance that DII Industries, LLC and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 142,000 post-1992 spin-off refractory claims, 6,000 pre-spin-off refractory claims and approximately 135,000 other types of asbestos claims pending against DII Industries, LLC. Approximately 51,000 of the claims in the third category are claims made against DII Industries, LLC based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries, LLC time to develop and propose a plan of reorganization.
         Asbestos insurance coverage. DII Industries, LLC has substantial insurance that reimburses it for portions of the costs incurred defending asbestos claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, LLC, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries, LLC and its subsidiaries depends on the nature and time of the alleged exposure to asbestos, the specific subsidiary against which an asbestos claim is asserted and other factors.
         Refractory claims insurance. DII Industries, LLC has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. Recently, however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries, LLC and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries, LLC's lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries, LLC and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against certain insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries, LLC is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions have since taken place and further sessions are scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect, in November 2002. Given the early stages of these negotiations, DII Industries, LLC cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries, LLC filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries, LLC rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries, LLC to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries, LLC believes the settlements are an effective claims management strategy. DII Industries, LLC believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries, LLC has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered. Also, they continue to pay previously agreed to amounts of defense costs that DII Industries, LLC incurs defending refractory asbestos claims.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries, LLC's Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries, LLC has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries, LLC has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries, LLC's case will proceed independently of the bankruptcy.
         Other DII Industries, LLC claims insurance. DII Industries, LLC has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries, LLC for companies or operations that DII Industries, LLC, either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries, LLC acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries, LLC's former Worthington Pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.

         On August 28, 2001, DII Industries, LLC filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against certain London-based insuring entities that issued insurance policies that provide coverage to DII Industries, LLC for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate courts denied the appeal and, most recently, the London-based insuring entities have removed the case from the state court to the federal court. DII Industries, LLC has moved to remand the case back to the state court, but that motion has not yet been ruled upon.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries, LLC filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries, LLC and Federal-Mogul, if any, to this insurance  coverage.  DII  Industries,  LLC  recently  filed  a  second  amended complaint  in that  lawsuit  and the  parties are now  beginning  the  discovery process.
         At the same time, DII Industries, LLC filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries, LLC also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries, LLC that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries, LLC seeks, if granted, would remain in place until the competing rights of DII Industries, LLC and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries, LLC motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries, LLC have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries, LLC's rights to access this shared insurance is uncertain.
         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As noted in our 2001 Form 10-K, the amount of the billed insurance receivable related to Highlands Insurance Company included in accounts receivable was $35 million.
         As a consequence of the Delaware Supreme Court's decision, Kellogg Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against DII Industries, LLC on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries, LLC and another defendant. DII Industries, LLC is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. We believe that during the trial the court committed numerous errors, including prohibiting DII Industries, LLC from presenting evidence that the alleged illness of the plaintiffs was caused by products of other companies that had previously settled with the plaintiffs. We intend to appeal this judgment and believe that the Texas appellate courts will ultimately reverse this judgment.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against DII Industries, LLC in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries, LLC pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries, LLC in July 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, LLC. DII Industries, LLC intends to appeal these three judgments on the grounds that it was not a party to the settlement agreements and it did not authorize anyone to settle on its behalf. We believe that these judgments are contrary to applicable law and will be reversed.
         On December 5, 2001, a jury in the Circuit Court for Baltimore City, Maryland, returned verdicts against DII Industries, LLC and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries, LLC portion of the verdicts was approximately $30 million. DII Industries, LLC believes that the trial court committed numerous errors and that the trial evidence did not support the verdicts. The trial court has entered judgment on these verdicts. DII Industries, LLC intends to appeal the judgment to the Maryland Supreme Court where we expect the judgment will be significantly reduced, if not totally reversed.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against DII Industries, LLC and two other companies. DII Industries, LLC share of the verdict was $21.3 million. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. We believe there were serious errors during the trial and we intend to appeal this judgment to the Mississippi Supreme Court. We believe the judgment will ultimately be reversed because there was a total lack of evidence that the plaintiffs were exposed to a Harbison-Walker product or that they suffered compensatory damages. Also, there were procedural errors in the selection of the jury.
         Asbestos claims history. Since 1976, approximately 546,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the third quarter of 2002, we received approximately 21,000 new claims and we closed approximately 5,000 claims. The number of open claims pending against us is as follows:

                               Total Open
       Period Ending             Claims
--------------------------------------------
September 30, 2002               328,000
June 30, 2002                    312,000
March 31, 2002                   292,000
December 31, 2001                274,000
September 30, 2001               146,000
June 30, 2001                    145,000
March 31, 2001                   129,000
December 31, 2000                117,000
============================================

         The claims include approximately 142,000 at September 30, 2002, 139,000 at June 30, 2002, 133,000 at March 31, 2002 and 125,000 at December 31, 2001 of
post spin-off Harbison-Walker refractory related claims that name DII Industries, LLC as a defendant. All such claims have been factored into the calculation of our asbestos liability.
         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 218,000 claims through settlements and court proceedings at a total cost of approximately $189 million. We have received or expect to receive from our insurers all but approximately $82 million of this cost, resulting in an average net cost per closed claim of about $376.
         Asbestos study and the valuation of unresolved current and future asbestos claims, and related insurance receivables. DII Industries, LLC retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for two representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries over a 50 year period, although Dr. Rabinovitz also indicated that the bases for estimation in the later years were less certain.
         In light of the uncertainties inherent in making long-term projections and as indicated in Dr. Rabinovitz's analysis, although Dr. Rabinovitz's analysis covers 50 years, we do not believe that we have a reasonable basis for estimating asbestos claims, defense costs or probable insurance recoveries past 2017 under Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies".
         The methodology utilized by Dr. Rabinovitz to project DII Industries, LLC's and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
         -    an  analysis  of DII  Industries,  LLC's,  Kellogg,  Brown & Root,
              Inc.'s  and  Harbison-Walker   Refractories  Company's  historical
              asbestos   settlements   and  defense  costs  to  develop  average
              settlement   values  and  average   defense   costs  for  specific
              asbestos-related  diseases and for the specific business operation or entity allegedly responsible for the asbestos-related diseases;
         -    an  analysis  of DII  Industries,  LLC's,  Kellogg,  Brown & Root,
              Inc.'s  and   Harbison-Walker   Refractories   Company's   pending
              inventory of asbestos-related claims by specific  asbestos-related
              diseases  and  by  the  specific  business   operation  or  entity
              allegedly responsible for the asbestos-related disease;
         -    an analysis  of the claims  filing  history  for  asbestos-related claims against DII Industries,  LLC,  Kellogg,  Brown & Root, Inc.
              and  Harbison-Walker  Refractories  Company  since January 1, 2000
              (and    alternatively    since    January    1997)   by   specific
              asbestos-related disease and by business operation or entity allegedly responsible for the asbestos-related disease;

         - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, LLC, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and
         - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries LLC, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects that would be likely to develop asbestos-related diseases.
         Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years, especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for 5 more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation Dr. Rabinovitz alternately assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years, but we used the two-year period in establishing reserves for our probable and reasonably estimable liabilities and defense costs as we determined it to be more appropriate and was also the more conservative approach.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
         - an assumption that there will be no legislative or other systemic changes to the tort system;
         - that the Company will continue to aggressively defend against asbestos claims made against the Company; and
         - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs.
         Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs. Through 2017, the period during which we believe we have a reasonable basis for estimating under SFAS No. 5, Dr. Rabinovitz estimated the current and future total undiscounted liability for asbestos claims, including defense costs would be
$2.2 billion (which includes payments related to the approximately 328,000 claims currently pending). Based on that estimate, we accrued asbestos claims liability and defense costs for both known outstanding and future refractory, other DII Industries, LLC, and construction asbestos claims through 2017 of $2.2 billion. Using Dr. Rabinovitz's projections, we then conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs through 2017. In conducting this analysis, we:
         - reviewed DII Industries, LLC's historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries, LLC's over 15 year litigation and settlement history;
         - reviewed the terms of DII Industries, LLC's prior and current coverage-in-place settlement agreements;
         - reviewed the status of DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
         -    engaged in discussions with our counsel; and
         - analyzed publicly-available information concerning the ability of the DII Industries, LLC's insurers to meet their obligations through 2017.

         Based on that review, analyses and discussions, we made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2017. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and current insolvencies of DII Industries, LLC's insurers, and various judicial determinations relevant to DII Industries, LLC's insurance programs. Based on our analysis of the probable insurance recoveries, we recorded receivables for the insurance recoveries that are deemed probable through 2017 of $1.6 billion.
         The reserve of $2.2 billion for probable and reasonably estimable liabilities for current and future asbestos claims and the $1.6 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million. Of this pretax charge, $330 million, $268 million after-tax, was recorded for claims related to Brown & Root construction and renovation projects and was recorded under the Engineering and Construction Group segment. The balance of $153 million, $123 million after-tax, related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2017, including the 328,000 current open claims, are approximately one million. A summary of our reserves for these claims and corresponding insurance recoveries is as follows:

                                                                          September 30, 2002
                                                               -----------------------------------------
                                                                 Three Months           Nine Months
Millions of dollars                                                 Ended                  Ended
--------------------------------------------------------------------------------------------------------
Gross asbestos litigation claims - beginning balance              $ 2,196                $    737
--------------------------------------------------------------------------------------------------------
     Accrued reserves                                                   -                   1,542
     Payments on claims                                               (23)                   (106)
--------------------------------------------------------------------------------------------------------
Gross asbestos litigation claims - ending balance                 $ 2,173                $  2,173
--------------------------------------------------------------------------------------------------------

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance              $     -                $    (45)
         Write-off of receivable                                        -                      45
--------------------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance                       -                       -
--------------------------------------------------------------------------------------------------------

     Other insurance carriers - beginning balance                 $(1,594)               $   (567)
         Accrued insurance recoveries                                   -                  (1,051)
         Insurance billings                                             6                      30
--------------------------------------------------------------------------------------------------------
     Other insurance carriers - ending balance                    $(1,588)               $ (1,588)
--------------------------------------------------------------------------------------------------------
Total estimated insurance recoveries                              $(1,588)               $ (1,588)
--------------------------------------------------------------------------------------------------------
Net liability for known asbestos claims                           $   585                $    585
========================================================================================================

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $35 million at September 30, 2002, and $18 million at December 31, 200l, excluding $35 million in accounts receivable written off at the conclusion of the Highlands litigation.
         The insurance recoveries we have recorded do not assume any recovery from insolvent insurers or from any state insurance guaranty association and assume that all but one of our insurance companies that are currently solvent will remain solvent through 2017. However, there can be no assurances that these assumptions will be correct. The insurance receivables do not exhaust DII Industries, LLC's insurance coverage for asbestos-related liabilities and we believe that DII Industries, LLC has significant insurance coverage available to it for asbestos-related liabilities that it may incur after 2017.
         Projecting future events is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked such as:

         - the number of future asbestos-related lawsuits to be filed against DII Industries, LLC and Kellogg Brown & Root, Inc.;
         -    the average cost to resolve such future lawsuits;
         - coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time;
         - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies; and
         -    the continuing solvency of various insurance companies.
         Given the inherent uncertainty in making future projections, we plan to have the projections periodically reexamined, and update them based on our experience and other relevant factors such as changes in the tort system and the resolution of the bankruptcies of various asbestos defendants. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries, LLC's and Kellogg, Brown & Root, Inc.'s various lawsuits against its insurance companies and other developments that may impact the probable insurance recoveries.
         Global settlement negotiations. DII Industries, LLC is continuing settlement negotiations with the law firms that represent a substantial majority of plaintiffs that have asserted Harbison-Walker-related claims against DII
Industries, LLC. These negotiations have not been limited to Harbison-Walker-related claims. Rather, DII Industries, LLC is exploring with these law firms the possibility of resolving, on a global basis, all of the refractory asbestos claims, all of the other DII Industries, LLC asbestos claims (including claims related to historic DII Industries, LLC manufacturing operations and Worthington Corporation) and all of the construction asbestos-related claims, including all future asbestos-related claims. These broader negotiations involve difficult and complex issues. At this time there is no assurance that DII Industries, LLC will be able to reach an acceptable agreement.
         Securities and Exchange Commission ("SEC") Preliminary Inquiry and Fortune 500 Review. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into certain of our accounting practices. On June 11, 2002, we received an additional letter requesting information regarding our accounting for cost overruns on construction projects and requesting our voluntary assistance. We responded to that request promptly and met with members of the SEC staff to discuss our response. We received a further request for voluntary assistance on July 11, 2002, which requested additional explanations and supporting documentation. Since then, we have communicated and corresponded regularly with the SEC and, to date, have produced approximately 200,000 documents to the SEC. We continue to fully cooperate and actively engage in assisting in the SEC's review.
         The SEC's preliminary inquiry largely relates to our accruals of revenue from unapproved claims on engineering and construction contracts and whether we timely disclosed our accrual practice. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued unapproved claims in 1998, we first disclosed the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and satisfied the relevant criteria for accruing this revenue. The SEC may conclude otherwise.
         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's comments in letter form dated September 20, 2002 and have since responded. We are confident that our responses adequately addressed each of the SEC's comments.
         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, in excess of fifteen similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP

("Arthur Andersen"), our independent accountants for the period covered by the lawsuit, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for unapproved claims on engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action has since been dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the U.S. District
Court for the Northern District of Texas and are in the process of being consolidated before the Honorable Judge David Godbey.
         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24, 2002 as required by the court's scheduling order on the bases of lack of federal subject matter jurisdiction and failure to plead with that degree of particularity required by the rules of procedure.
         In addition to the securities class actions, one additional class action, alleging violations of ERISA in connection with the Company's Benefits Committee's purchase of the Company's stock for the accounts of participants in our 401 (k) retirement plan during the period we allegedly knew or should have known that our revenue was overstated as a result of the accrual of revenue in connection with unapproved claims, was filed and subsequently voluntarily dismissed.
         Finally, on October 11, 2002, a shareholder derivative action against present and former directors and our former CFO was filed alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We believe the action is without merit and we intend to aggressively contest it.
         The damages in all of these cases are unspecified. We believe that our actions in accruing revenue for unresolved construction contract claims and related disclosures were appropriate, and that the various lawsuits described above should be resolved in our favor. Therefore, we intend to deny any wrongdoing and to vigorously defend against these lawsuits. However, at this point all of these lawsuits are in a very preliminary stage, we have not been called upon to file responsive pleadings or, except as specifically noted above, dispositive motions, and discovery has not commenced. Although we believe that our position ultimately will be vindicated, it is not possible to estimate the amount of loss or range of possible loss that might result from adverse judgments or settlements of these matters.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in the patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that a well fracturing fluid system used by Halliburton Energy Services infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, less than one-quarter of BJ's claim at the beginning of the trial. A total of $102 million was accrued in the first quarter which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. The jury also found that there was no intentional infringement by Halliburton Energy Services. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We have posted a supersedeas bond in the amount of approximately $106 million to cover the damage award, pre-judgment and post-judgment interest, and awardable costs. We have timely appealed this verdict and filed our brief in the Court of Appeals for the Federal Circuit, which hears all appeals of patent cases. We believe that BJ's patent is invalid and unenforceable on a number of grounds, and intend to pursue vigorously our appeal. We have alternative products to use in our fracturing operations, and do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business.
         Improper payments reported to the Securities and Exchange Commission. We have reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to an entity owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as an additional $3 million, which amount was fully accrued as of March 31, 2002. The integrity of our Code of Business Conduct and our internal control procedures are essential to the way we conduct business.
         Environmental. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resources Conservation and Recovery Act (RCRA), the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide. We take an active approach evaluating and addressing the environmental impact of our operations. We assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $50 million as of September 30, 2002 and $49 million as of December 31, 2001. The reserve covers numerous properties and no individual property accounts for more than 10% of the current reserve balance. In certain instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees have been issued, including $218 million which relate to our joint ventures' operations. Subsequent to quarter end, we amended an agreement with banks under which $260 million of letters of credit have been issued. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain certain ratios of debt (the definition of debt includes our asbestos liability) to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense.
         If our debt ratings fall below investment grade, we would be in technical breach of a bank agreement covering another $176 million of letters of credit at September 30, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $103 million has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.
         Liquidated damages. Most of our contracts have certain milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to delivery of parts to a project or specified activities within a project by a set contractual date, and many times are linked to a certain level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are never asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We have not accrued a liability for $288 million at September 30, 2002 and $97 million at December 31, 2001 of possible liquidated damages as we believe payment is remote. We believe we have valid claims for schedule extensions against the customers which would eliminate any liability for liquidated damages. Of the total liquidated damages, $260 million at September 30, 2002 and $77 million at December 31, 2001 relate to unasserted liquidated damages for the Barracuda-Caratinga project. The estimated schedule impact of change orders requested by the customer is expected to cover approximately one-half of the $260 million exposure at September 30, 2002 and claims for schedule extension are expected to cover the remaining exposure.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 9.  Income (loss) Per Share

                                                             Three Months                     Nine Months
                                                          Ended September 30              Ended September 30
Millions of dollars and shares except                 ----------------------------    ----------------------------
per share data                                            2002           2001             2002          2001
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
     change in accounting method, net                  $     94       $    181         $   (214)     $    410
==================================================================================================================
Basic weighted average shares                               432            428              432           427
Effect of common stock equivalents                            2              1                -             3
Diluted weighted average shares                             434            429              432           430
==================================================================================================================

Income (loss) per common share from continuing
     operations before change in
     accounting method, net:
Basic                                                  $   0.22      $    0.42         $  (0.49)     $   0.96
==================================================================================================================
Diluted                                                $   0.22      $    0.42         $  (0.49)     $   0.95
==================================================================================================================

         Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. For the nine months ended September 30, 2002, we have used the basic weighted average shares in the calculation as the effect of the common stock equivalents would be anti-dilutive based upon the net loss from continuing operations. Included in the computation of diluted income per share at September 30, 2001 are rights we issued in connection with the PES acquisition for 0.7 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 17.1 million shares of common stock which were outstanding during the three months ended September 30, 2002, options to purchase 10.6 million shares which were outstanding during the three months ended September 30, 2001 and options to purchase 8.1 million shares which were outstanding during the nine months ended September 30, 2001. These options were outstanding during the applicable period, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 10.  Comprehensive Income (loss)
         The components of other comprehensive  income adjustments to net income
(loss) include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized gains on investments and derivatives.

                                                              Three Months                     Nine Months
                                                           Ended September 30              Ended September 30
                                                      ----------------------------    ----------------------------
Millions of dollars                                       2002           2001             2002          2001
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $     94       $    179         $   (382)     $    670
Cumulative translation adjustment                              9             20               44           (26)
Realization of losses included in net income                  15              -               15           102
------------------------------------------------------------------------------------------------------------------
Net cumulative translation adjustment                         24             20               59            76
Adjustment to minimum pension liability                        -              -                -            12
Unrealized gains (losses) on investments
   and derivatives                                            (2)            (2)              (2)            -
------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                       $    116       $    197         $   (325)     $    758
==================================================================================================================

         Accumulated other comprehensive income at September 30, 2002 and December 31, 2001 consisted of the following:

                                                             September 30         December 31
                                                            ---------------     ---------------
    Millions of dollars                                          2002                2001
    -------------------------------------------------------------------------------------------
    Cumulative translation adjustment                          $   (146)           $   (205)
    Pension liability adjustments                                   (27)                (27)
    Unrealized losses on investments and derivatives                 (6)                 (4)
    -------------------------------------------------------------------------------------------
    Total accumulated other comprehensive income               $   (179)           $   (236)
    ===========================================================================================

Note 11.  Goodwill and Other Intangible Assets
         Effective January 1, 2002, we adopted the Financial Accounting Standards Board SFAS No. 142 "Goodwill and Other Intangible Assets", and in accordance with the statement, amortization of goodwill has been discontinued. We have reviewed this new statement and determined that our reporting units as defined under SFAS No. 142 will be the same as our reportable operating segments: Energy Services Group and Engineering and Construction Group. We have completed the impairment tests of goodwill as of January 1, 2002 and determined that our goodwill for each reporting unit is not impaired. We also reevaluated our intangible assets and determined that their remaining useful life is appropriate.
         Had we been accounting for our goodwill under SFAS No. 142 for all periods presented, our net income (loss) and earnings (loss) per share would have been as follows:

                                               Three Months                 Nine Months
                                             Ended September 30          Ended September 30
                                          -------------------------    ------------------------
Millions of dollars                          2002         2001            2002        2001
-----------------------------------------------------------------------------------------------
Reported net income (loss)                 $     94    $   179          $  (382)    $   670
Goodwill amortization, net of tax                 -          7                -          26
-----------------------------------------------------------------------------------------------
Adjusted net income (loss)                 $     94    $   186          $  (382)    $   696
===============================================================================================

Basic earnings (loss) per share:
    Reported net income (loss)             $    0.22   $  0.42          $ (0.88)    $  1.57
    Goodwill amortization, net of tax              -      0.02                -        0.06
-----------------------------------------------------------------------------------------------
    Adjusted net income (loss)             $    0.22   $  0.44          $ (0.88)    $  1.63
===============================================================================================

Diluted earnings (loss) per share:
    Reported net income (loss)             $    0.22   $  0.42          $ (0.88)    $  1.56
    Goodwill amortization, net of tax              -      0.02                -        0.06
-----------------------------------------------------------------------------------------------
    Adjusted net income (loss)             $    0.22   $  0.44          $ (0.88)    $  1.62
===============================================================================================

Note 12.  Accounts Receivable
         Our receivables are generally not collateralized.
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws, and the assets of the funding subsidiary are not available to pay any creditors of Halliburton or of its subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies, and is fully consolidated and reported in our financial statements.
         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. As of June 30, 2002 and September 30, 2002, the funding subsidiary had sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. We continue to service, administer and collect the receivables on behalf of the purchaser. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheet and as an increase in cash flows from operating activities in our consolidated statement of cash flows.

Note 13.  Reorganization of Business Operations
         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of business operations will facilitate the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions which were previously shared were moved into the two business groups. As a result, we took actions in the first nine months of 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group. In the 2002 third quarter, we incurred approximately $11 million, for a total of $78 million for the year, of personnel reduction costs and asset related write-offs. Of this amount, $6 million remains in accruals for severance arrangements. We expect these remaining payments will be made during the fourth quarter of 2002. Reorganization charges for the year consisted of $47 million in personnel related expense, $16 million of asset related write-downs, $11 million in professional fees related to the restructuring, and $4 million related to contract terminations. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.

Note 14.  DII Industries, LLC Financial Information
         Dresser Industries, Inc. was converted into a Delaware limited liability company during the second quarter of 2002 and its name was changed to DII Industries, LLC. Since becoming a wholly-owned subsidiary, DII Industries, LLC has ceased filing periodic reports with the Securities and Exchange Commission. DII Industries, LLC's 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. In January 1999, as part of a legal reorganization associated with the 1998 merger, Halliburton Delaware, Inc., our first tier holding company subsidiary, was merged into DII Industries, LLC. The majority of our operating assets and activities are now included in DII Industries, LLC and its subsidiaries. In August 2000, the Securities and Exchange Commission released revised rules governing the financial statements of guarantors and issuers of guaranteed registered securities. The following condensed consolidating financial information presents Halliburton and our subsidiaries on a stand-alone basis using the equity method of accounting for our interest in our subsidiaries.

                                     Condensed Consolidating Statements of Income
                                           Quarter ended September 30, 2002
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   2,982            $ 102        $  101         $  (203)        $ 2,982
Cost of revenues                               (2,702)               -             -               -          (2,702)
General and administrative                        (89)               -             -               -             (89)
Interest expense                                  (12)              (6)          (11)              -             (29)
Interest income                                     6                2            15             (15)              8
Other, net                                          2               (1)            -               -               1
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            187               97           105            (218)            171
Benefit (provision) for income taxes              (80)               4             4               -             (72)
Minority interest in net income of
    subsidiaries                                   (5)               -             -               -              (5)
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     102            $ 101        $  109         $  (218)        $    94
=======================================================================================================================










                                     Condensed Consolidating Statements of Income
                                           Quarter ended September 30, 2001
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Total revenues                              $   3,391            $ 209        $  197         $  (406)        $ 3,391
Cost of revenues                               (2,955)               -             -              -           (2,955)
General and administrative                        (94)               -             -               -             (94)
Interest expense                                   (9)             (10)          (15)              -             (34)
Interest income                                     7                4            14             (17)              8
Other, net                                          5               (4)           (2)             (1)             (2)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes and minority interest            345              199           194            (424)            314
Benefit (provision) for income taxes             (129)               -             3               -            (126)
Minority interest in net income of
    subsidiaries                                   (7)               -             -               -              (7)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 209              199           197            (424)            181
Loss from discontinued operations                   -               (2)            -               -              (2)
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $     209            $ 197        $  197         $  (424)        $   179
=======================================================================================================================

                                    Condensed Consolidating Statements of Operations
                                          Nine Months ended September 30, 2002
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                $  9,224            $ (345)      $   (356)        $  701       $  9,224
Cost of revenues                                (9,076)                -              -              -         (9,076)
General and administrative                        (239)                -              -              -           (239)
Interest expense                                   (34)              (22)           (35)             -            (91)
Interest income                                     21                 6             43            (46)            24
Other, net                                          (6)               (4)             -              -            (10)
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
    before taxes and minority interest            (110)             (365)          (348)           655           (168)
Benefit (provision) for income taxes               (52)                9             12              -            (31)
Minority interest in net income of
    subsidiaries                                   (15)                -              -              -            (15)
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                   (177)             (356)          (336)           655           (214)
Loss from discontinued operations                 (168)                -              -              -           (168)
----------------------------------------------------------------------------- -------------------------------------------
Net loss                                      $   (345)           $ (356)      $   (336)        $  655       $   (382)
=========================================================================================================================











                                      Condensed Consolidating Statements of Income
                                          Nine Months ended September 30, 2001
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                $   9,874            $ 515        $  870          $(1,385)       $ 9,874
Cost of revenues                                 (8,776)               -             -                -         (8,776)
General and administrative                         (286)               -             -                -           (286)
Interest expense                                    (30)             (27)          (59)               1           (115)
Interest income                                      16               10            43              (51)            18
Other, net                                            4              142            (6)            (146)            (6)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before taxes, minority interest and
    change in accounting method, net                802              640           848           (1,581)           709
Benefit (provision) for income taxes               (296)              (7)           18                -           (285)
Minority interest in net income of
    subsidiaries                                    (14)               -             -                -            (14)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    change in accounting method, net                492              633           866           (1,581)           410
Income from discontinued operations                  22              237             -                -            259
Cumulative effect of accounting change,               1                -             -                -              1
net
-------------------------------------------------------------------------------------------------------------------------
Net income                                    $     515            $ 870        $  866          $(1,581)       $   670
=========================================================================================================================

                                        Condensed Consolidating Balance Sheets
                                                  September 30, 2002
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     272           $     8       $   306       $      -         $   586
Receivables:
Notes and accounts receivable, net              2,491                 2             1              -           2,494
Unbilled work on uncompleted contracts            903                 -             2              -             905
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               3,394                 2             3              -           3,399
Inventories                                       769                 -             -              -             769
Other current assets                              413                 1            12              -             426
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            4,848                11           321              -           5,180
Property, plant and equipment, net              2,591                 -             -              -           2,591
Equity in and advances to
    unconsolidated affiliates                     416                 -             -              -             416
Intercompany receivable from
    consolidated affiliates                         -                 -         1,640         (1,640)              -
Equity in and advances to
    consolidated affiliates                         -             5,317         3,709         (9,026)              -
Goodwill, net                                     719                 -             -              -             719
Insurance for asbestos related liabilities      1,588                 -             -              -           1,588
Other assets                                    1,109                22            86              -           1,217
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $  11,271           $ 5,350       $ 5,756       $(10,666)        $11,711
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $   1,074           $   141       $   150       $      -         $ 1,365
Other current liabilities                       1,453                 -            35              -           1,488
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,527               141           185              -           2,853
Long-term debt                                    207               300           613              -           1,120
Intercompany payable to
    consolidated affiliates                       166             1,190             -         (1,356)              -
Asbestos related liabilities                    2,173                 -             -              -           2,173
Other liabilities                               1,092                10            91              -           1,193
Minority interest in consolidated
    subsidiaries                                   51                 -             -              -              51
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               6,216             1,641           889         (1,356)          7,390
Shareholders' equity:
Common shares                                     175                 -         1,141           (175)          1,141
Other shareholders' equity                      4,880             3,709         3,726         (9,135)          3,180
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      5,055             3,709         4,867         (9,310)          4,321
-------------------------------------------------------------------------------------------------------- --------------
Total liabilities and shareholders' equity  $  11,271           $ 5,350       $ 5,756       $(10,666)        $11,711
=======================================================================================================================

                                        Condensed Consolidating Balance Sheets
                                                  December 31, 2001
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
                 Assets
Current assets:
Cash and equivalents                        $     213           $     -       $    77       $      -         $   290
Receivables:
Notes and accounts receivable, net              3,002                13             -              -           3,015
Unbilled work on uncompleted contracts          1,080                 -             -              -           1,080
-----------------------------------------------------------------------------------------------------------------------
Total receivables                               4,082                13             -              -           4,095
Inventories                                       787                 -             -              -             787
Other current assets                              323                71             7              -             401
-----------------------------------------------------------------------------------------------------------------------
Total current assets                            5,405                84            84              -           5,573
Property, plant and equipment, net              2,669                 -             -              -           2,669
Equity in and advances to
    unconsolidated affiliates                     551                 -             -              -             551
Intercompany receivable from
    consolidated affiliates                       198                 -         1,805         (2,003)              -
Equity in and advances to
    consolidated affiliates                         -             6,583         4,409        (10,992)              -
Goodwill, net                                     636                84             -              -             720
Insurance for asbestos related liabilities        612                 -             -              -             612
Other assets                                      793                27            21              -             841
-----------------------------------------------------------------------------------------------------------------------
Total assets                                $  10,864           $ 6,778       $ 6,319       $(12,995)        $10,966
=======================================================================================================================

  Liabilities and Shareholders' Equity
Current liabilities:
Accounts and notes payable                  $     808           $   129       $   105       $      -         $ 1,042
Other current liabilities                       1,791                20            55              -           1,866
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                       2,599               149           160              -           2,908
Long-term debt                                    211               439           753              -           1,403
Intercompany payable to
    consolidated affiliates                         -             1,765             -         (1,765)              -
Asbestos related liabilities                      737                 -             -              -             737
Other liabilities                               1,016                16            93              -           1,125
Minority interest in consolidated
    subsidiaries                                   41                 -             -              -              41
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               4,604             2,369         1,006         (1,765)          6,214
Shareholders' equity:
Common shares                                     175                 -         1,138           (175)          1,138
Other shareholders' equity                      6,085             4,409         4,175        (11,055)          3,614
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                      6,260             4,409         5,313        (11,230)          4,752
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity  $  10,864           $ 6,778       $ 6,319       $(12,995)        $10,966
=======================================================================================================================

                                   Condensed Consolidating Statements of Cash Flows
                                         Nine Months ended September 30, 2002
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     986          $    (9)      $    23       $      -          $ 1,000
Capital expenditures                              (564)               -             -              -             (564)
Sales of property, plant and equipment             217                -             -              -              217
Other investing activities                         (13)               -           451           (508)             (70)
Payments on long-term borrowings                    (4)               -           (75)             -              (79)
Borrowings (repayments) of
    short-term debt, net                             3                -           (25)             -              (22)
Payments of dividends to shareholders                -                -          (164)             -             (164)
Payments to reacquire common stock                   -                -            (3)             -               (3)
Other financing activities                        (551)              17            22            508               (4)
Effect of exchange rate on cash                    (15)               -             -              -              (15)
------------------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents             $      59          $     8       $   229       $      -          $   296
========================================================================================================================









                                   Condensed Consolidating Statements of Cash Flows
                                         Nine Months ended September 30, 2001
                                            Non-issuer/     DII Industries, Halliburton                  Consolidated
                                           Non-guarantor         LLC          Company    Consolidating    Halliburton
Millions of dollars                         Subsidiaries       (Issuer)     (Guarantor)   Adjustments       Company
-----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities     $     561          $   (25)      $    20       $      -         $   556
Capital expenditures                              (568)               -             -              -            (568)
Sales of property, plant and equipment              77                -             -              -              77
Other investing activities                        (129)               -         1,096         (1,096)           (129)
Proceeds from long-term borrowings                   -                -           425              -             425
Payments on long-term borrowings                    (8)              (5)            -              -             (13)
Borrowings (repayments) of
    short-term debt, net                             -                -        (1,359)             -          (1,359)
Payments of dividends to shareholders                -                -          (161)             -            (161)
Proceeds from exercises of stock options             -                -            25              -              25
Payments to reacquire common stock                   -                -           (33)             -             (33)
Other financing activities                          42           (1,182)           38          1,096              (6)
Effect of exchange rate on cash                    (19)               -             -              -             (19)
Net cash flows from discontinued
    operations                                       -            1,201             -              -           1,201
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents  $     (44)         $   (11)      $    51       $      -         $    (4)
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

BUSINESS ENVIRONMENT
         Our business is organized around two business segments:
         -    Energy Services Group; and
         -    Engineering and Construction Group.
         The results of Dresser Equipment Group are reported as discontinued operations through March 31, 2001.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry, and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities, to major, national and independent oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration, development, and production of oil and gas resources through refining and processing.
         The industries we serve are highly competitive with many substantial competitors within each segment. The United States represents 33% of our total revenue for the first nine months of 2002 and the United Kingdom represents 12%. No other country accounts for more than 10% of our revenues. Unsettled political conditions, acts of terrorism, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our two business segments are significantly impacted by the following:
         - spending on exploration, development and production programs by major, national and independent oil and gas companies;
         -    capital expenditures  for refining and  processing facilities; and
         -    government spending levels.
Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.
         One of the more significant barometers of current and future spending levels of oil and gas companies is worldwide drilling activity. High levels of worldwide drilling activity during the first half of 2001 (as measured by the Baker Hughes Incorporated rig count), particularly in the United States for gas drilling, began to decline in the latter part of that year reaching a low in April 2002. The decline was partially due to general business conditions caused by global economic unrest and uncertainty which was accelerated by the terrorist attacks on September 11, 2001.
         Quarterly average natural gas price at Henry Hub increased from $2.84 per million cubic feet (mcf) in the 2001 third quarter to $3.40 per mcf in the 2002 second quarter and decreased to $3.19 per mcf during the 2002 third quarter. Based upon data from Cambridge Energy Research Associates, the gas price at Henry Hub is expected to average slightly above $3.00 per mcf for the 2002 fourth quarter and 2003 first quarter.
         While gas prices in the United States have historically varied somewhat geographically, this year we have seen significantly higher fluctuations in regional gas prices in the United States. For example, while the price was $3.19 per mcf at Henry Hub, it was less than a $1.00 per mcf in various parts of the Western United States during the third quarter. This is resulting in significant variation in gas drilling activity by region in the United States and much lower drilling and stimulation activity in gas basins of the Western United States.

         During the 2002 third quarter, crude oil prices (West Texas Intermediate - expressed in United States dollars per barrel) remained above $25.00 per barrel. Quarterly average WTI decreased from $26.74 in the 2001 third quarter, to $25.75 in the 2002 second quarter and increased to $28.23 during the 2002 third quarter. We believe that current oil prices reflect a war premium due to the risk of supply disruption in the event of hostilities in the Middle East. Prices for the remainder of the year will be impacted by the ability of OPEC to manage country production quotas, political tensions in the Middle East and level of production by major non-OPEC countries, namely, Norway, Russia and former Soviet Union countries of the Commonwealth of Independent States as well as global demand.
          Energy Services Group
         Lower natural gas and crude oil drilling activity since the 2001 third quarter resulted in decreased demand for the services and products provided by the Energy Services Group. The quarterly average rig count based on the Baker Hughes Incorporated rig count information is as follows:

                                       Third Quarter     Second Quarter     Third Quarter
Average rig counts                         2002               2002              2001
------------------------------------------------------------------------------------------
United States                               853                 806            1,241
Canada                                      250                 147              320
International (excluding Canada)            718                 725              757
------------------------------------------------------------------------------------------
Worldwide total                           1,821               1,678            2,318
==========================================================================================

         The decrease in the 2002 third quarter worldwide rig count as compared to the third quarter of 2001 was primarily due to the decrease in rig count in North America. In the past, there has generally been a good correlation between the price of oil and gas in the United States and rig activity. However, this was not the case in recent months where the rig count has declined as compared to the third quarter 2001, while WTI oil and Henry Hub gas prices have increased. We believe this is due to the uncertainty, which we expect to continue into at least the next quarter or two, created by the following:
         -    oil prices include a premium for war risk;
         -    differences in gas prices geographically in the United States;
         -    less   spending   due   to   current   uncertain  global  economic
              environment;
         -    risk of war in the Middle East;
         -    budgetary constraints of our customers;
         - weather in the upcoming winter months and its impact on United States gas consumption; and
         - higher level of gas storage in the Northeast (as reported by Energy Information Administration) as compared to the 5-year average.
         The worldwide rig count increase from the second quarter 2002 to the third quarter 2002 was attributable to increased Canadian rig counts resulting from seasonal variations as the second quarter is historically lower due to reduced drilling activity during the spring thaw season, and increased gas drilling activity in the United States prior to the winter heating season.
         The decreased rig activity in the third quarter 2002 from the third quarter 2001 in the United States has increased pressure on the oilfield services product service lines to discount prices. The price increases we implemented last year have mostly been eroded by additional pricing pressures and discounts. Our operations have also been impacted by political and economic instability in Latin America, primarily in Venezuela and Argentina, as well as disruptions due to Tropical Storm Isidore and Hurricane Lili in the Gulf of Mexico. Our pressure pumping product service line has been significantly impacted by the current economic slowdown due to its dependence on United States gas drilling. Deepwater activity has not been as adversely impacted as land activity by the downturn in the industry, due to the level of investment and the long term nature of contracts. Our drilling systems product service line, which has a large percentage of its business outside the United States and is heavily involved in deepwater oil and gas exploration and development drilling and longer term contracts, has remained relatively strong despite the overall decline in the energy industry.

         Based upon data from Spears and Associates, drilling activity in the United States and Canada is expected to remain constant for the rest of the year as compared to the third quarter 2002. This is lower than earlier projections because oil and gas producers appear to continue to take a cautionary attitude on new investments due to lack of confidence in sustainability of current oil and gas prices and have an increased focus on reducing debt. International drilling activity is expected to decline slightly in the fourth quarter 2002. Until economic, political and weather related uncertainties impeding customer spending become clearer, we expect oilfield services activity to be essentially flat in the short term. In the longer term, we expect increased global demand for oil and natural gas demand, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature and are not as impacted by short-term fluctuations in oil and gas prices. The global economy's fragile recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery and a continuing excess capacity in petrochemical supplies, customers have continued to delay project awards or reduce the scope of projects involving hydrocarbons and manufacturing. A number of large-scale gas and liquefied natural gas development, offshore deepwater, government, and infrastructure projects are being awarded or actively considered. However, in light of terrorist threats, increasing instability in the Middle East and the modest growth of the global economy, many customers could delay some of their capital commitments and international investment.
         Growth opportunities also exist to provide additional security and defense support to government agencies in the United States and other countries. Demands for these services are expected to grow as governmental agencies seek to control costs and efficiencies by outsourcing these functions and due to new demands created by increased efforts to combat terrorism.
         Engineering and construction contracts can be broadly categorized as fixed-price (sometimes referred to as lump sum) or cost reimbursable contracts. Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount.
         Fixed-price contracts are for a fixed fee to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us, as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise from having to judge the technical aspects and effort involved to accomplish the work within the contract schedule, labor availability and productivity, supplier and subcontractor pricing and performance, and other risks. Fixed-price EPC/EPIC (i.e., engineering, procurement, installation and construction/commissioning) involve even greater risks including:
         - bidding a fixed-price and completion date before detailed engineering work has been performed;
         - bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
         - bidding a fixed-price and completion date before finalizing subcontractors terms and conditions;
         - the risk of subcontractors' individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
         -    contracts covering longer periods of time;
         -    contract values generally for much greater amounts; and
         -    contracts with significant liquidated damages provisions.
Cost reimbursable contracts are generally less risky as the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor as the owners pay a premium to transfer the risks to the contractor. Some contracts can involve both fixed-price and cost reimbursable elements.
         After careful consideration, we have decided to no longer pursue lump sum engineering, procurement, installation and commissioning (EPIC) contracts for the offshore oil and gas industry where we are required to make lump sum, fixed price commitments. An important aspect of our reorganization process was to look closely at each of our businesses to insure that they are self-sufficient including their use of capital and liquidity. In that process, we found that the EPIC offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that segment is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry which we will continue to service through a variety of other contracting forms. We have seven fixed price EPIC offshore projects underway and we are fully committed to successful completion of these projects, several of which are substantially complete.
We plan to retain our offshore engineering and services capabilities.
         Backlog
         Our total backlog at September 30, 2002, was $10 billion, comprised of $9.8 billion for the Engineering and Construction Group and $0.2 billion for the Energy Services Group. Approximately 34% of our backlog is for fixed-price contracts. About 46% of backlog is estimated to be performed in the next 12 months. Backlog relating to EPIC contracts for the offshore oil and gas industry totaled $1.1 billion.
         Reorganization of Business Operations
         Earlier this year we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the second quarter and was renamed DII Industries, LLC. The reorganization of business operations will facilitate the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions which were previously shared were moved into the two business groups. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.
         The corporate reorganization is largely complete and is expected to be concluded by the end of the year. In the third quarter of 2002 we have incurred pretax restructuring charges of $11 million, which brings the year-to-date restructuring costs to $78 million. The year-to-date charges include $47 million in personnel related costs, $16 million in asset write-downs, $11 million primarily in professional fees related to the restructuring and $4 million in contract terminations. We expect to incur additional charges in the fourth quarter of approximately $12 million. We anticipate that the cost savings will increase so that in 2003 they will result in annualized cost savings of $200 million compared to costs prior to the corporate reorganization.
         As a part of the reorganization, we decided that the operations of Major Projects, Granherne and Production Services were better aligned with KBR in the current business environment and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations product line, Granherne is now reported in the Onshore product line and Production Services is now reported under the Operations and Maintenance product line.
         Asbestos
         Due to the recording of our best estimate of current and future asbestos claims in the second quarter of 2002, there were no additional charges for asbestos exposures in the third quarter of 2002.

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

Third Quarter of 2002 Compared with the Third Quarter of 2001

                                                Third Quarter
REVENUES                                  -----------------------      Increase
Millions of dollars                          2002        2001         (decrease)
----------------------------------------------------------------------------------
Energy Services Group                      $  1,677    $  2,098         $ (421)
Engineering and Construction Group            1,305       1,293             12
----------------------------------------------------------------------------------
Total revenues                             $  2,982    $  3,391         $ (409)
==================================================================================

         Consolidated revenues in the 2002 third quarter of $3 billion decreased $0.4 billion compared to the 2001 third quarter. International revenues were 66% of total revenues for the 2002 third quarter and 61% in the 2001 third quarter, highlighting the reduction in business levels in the United States.
         Energy Services Group revenues were $1.7 billion for the 2002 third quarter, a decrease of 20% from the 2001 third quarter. International revenues were 58% of total revenues in the 2002 third quarter compared to 52% in the 2001 third quarter due to decreased United States drilling activity.
         Our oilfield services product service line revenues of over $1.5 billion in the 2002 third quarter declined 15% from the 2001 third quarter, primarily due to reduced rig activity, particularly in the United States, and increased discounts. The change in revenues in oilfield services is broken out by product service line as follows:
         -    pressure pumping was down 20%;
         -    logging was down 18%;
         -    completion products was down 11%;
         -    drilling fluids was down 15%;
         -    drill bits was down 8%; partially offset by
         - drilling systems which was up 4% due to increased international activity, especially in Thailand and Saudi Arabia, offsetting lower activity levels in the United States.
         On a geographic basis:
         - North America decreased 28%, reflecting lower drilling activity in both the United States and Canada;
         -    Latin America  decreased  14%  due  to  political  instability  in
              Venezuela, and the impact of the Argentina economic crisis;
         -    Europe/Africa  increased  3%  and the Middle  East increased  over
              17% due to increased activity in Algeria, Nigeria, Russia, Saudi Arabia, and Oman; and
         -    Asia Pacific increased 2%.
         Revenues for the balance of the segment decreased $144 million for the 2002 third quarter as compared to the 2001 third quarter, primarily due to the formation of Subsea 7 on May 23, 2002. We account for our 50% ownership interest in Subsea 7 on the equity method of accounting versus full consolidation of the Halliburton Subsea revenue in the 2001 third quarter. Had it not been for the change to the equity method of accounting in connection with the transaction, revenues for the balance of the segment would have been flat for the 2002 third quarter as compared to the 2001 third quarter. Integrated exploration and production information systems revenues experienced growth of 7%, primarily due to increased data management services at Landmark Graphics Corporation.
         Engineering and Construction Group revenues of $1.3 billion in the 2002 third quarter were 1% higher than the 2001 third quarter. Our revenue comparison of the 2002 third quarter versus the 2001 third quarter by product line is as follows:
         - revenue in our Offshore operations increased 24% due to progress on the Barracuda-Caratinga project during 2002;
         - we had a 16% increase in Onshore operations due to the start-up of new projects and progress on several existing large projects;

         - Infrastructure revenue increased 13% due to additional revenue from the Alice Springs to Darwin rail line project in Australia which started during third quarter of 2001;
         - Government operations revenue declined 32%, due to completion of a major project at our shipyard in the United Kingdom and lower volumes in our logistical support contract in the Balkans. The initial phase of the contract involved extensive procurement and construction related to building facilities to support the US Army in the Balkans. We have now moved out of the initial phase of the contract and are providing ongoing support at these facilities; and
         - Operations and Maintenance revenue declined 5% due to decreased maintenance revenues on three international projects.
         International revenues were 76% for the third quarter of 2002 and 75% for the third quarter of 2001. On a geographic basis, our revenues changed between the 2002 third quarter and the 2001 third quarter as follows:
         -    North America increased 3%;
         -    Latin    America    increased    41%    due    to    progress   on
              Barracuda-Caratinga;
         - Europe/Africa declined 11% due to the lower activity levels in the project at our United Kingdom shipyard and in our Balkans logistical support contract;
         -    Middle East declined 16% due to project completions; and
         -    Asia Pacific declined 2%.

                                                Third Quarter
OPERATING INCOME                          --------------------------      Increase
Millions of dollars                          2002          2001          (decrease)
-------------------------------------------------------------------------------------
Energy Services Group                       $   200      $   321          $  (121)
Engineering and Construction Group               12           36              (24)
General corporate                               (21)         (15)              (6)
-------------------------------------------------------------------------------------
Total operating income                      $   191      $   342          $  (151)
=====================================================================================

         We had a consolidated operating income of $191 million in the 2002 third quarter compared to $342 million of operating income in the 2001 third quarter. In the 2002 third quarter, we incurred certain charges, which included:
         - $11 million in pretax expense related to restructuring charges, of which $5 million related to the Energy Services Group, $2 million related to the Engineering and Construction Group and $4 million related to General corporate; and
         - $18 million pretax loss in the Energy Services Group on the sale of our 50% equity investment in the Bredero-Shaw joint venture, of which $15 million related to cumulative translation adjustment losses which were realized on the disposition of our investment.
         In the 2001 third quarter, we incurred $9 million in goodwill amortization, of which $7 million related to the Energy Services Group and $2 million related to the Engineering and Construction Group.
         Energy Services Group operating income for the 2002 third quarter decreased $121 million, or 38%, from the 2001 third quarter. Excluding the loss on the sale of our 50% investment in Bredero-Shaw and restructuring charges in the third quarter 2002, and goodwill amortized in the third quarter 2001, operating income decreased by 32%. On the same basis, operating margin for the 2002 third quarter was 13% compared to 16% for the 2001 third quarter. The results were significantly impacted by the slower United States economy, lower gas drilling activity primarily in the United States onshore operations and increased discount rates for our services in the United States. The political and economic instability in Latin America, and tropical storms in the Gulf of Mexico also negatively impacted our operations. Results were positively impacted by net pretax income of $21 million on integrated solutions projects. The $21 million was made up of a sale of investments in integrated solutions projects in the United States for $130 million in cash with a pretax gain of $48 million, offset by $27 million in pretax losses in other investments in integrated solution projects in Indonesia, Colombia and the United States.
         Operating income for our oilfield services product service line decreased 36% for the 2002 third quarter as compared to the 2001 third quarter. Excluding the above noted items, the decline was approximately 35%. Over 85% of the decline related to pressure pumping activities in the United States.

         Geographically, approximately 70% of the decline was in the United States. Operating income in Latin America declined 17% due to lower activity resulting from political and economic instability in Venezuela and Argentina.
         Excluding the loss on the sale of our 50% interest in the Bredero-Shaw joint venture and restructuring charges in the 2002 third quarter, and goodwill amortization in the 2001 third quarter, operating income for the remainder of the segment increased about $3 million. Increased income at integrated exploration and product information systems, Subsea, and Wellstream offset operating income reduction due to the sale of our interests in Bredero-Shaw and EMC during 2002.
         Engineering and Construction Group operating income decreased $24 million, from the 2001 third quarter to the 2002 third quarter. Operating income declined $27 million, excluding the impact of the third quarter 2002 restructuring costs and the third quarter 2001 goodwill amortization and asbestos charge. On the same basis, operating margin for the 2002 third quarter was 1% as compared to 3% in the 2001 third quarter. Operating income decreases by product line are as follows:
         -    Offshore operations declined due to lower activity on a project in
              Nigeria,  as well  as  projects  in  the  Philippines  and  Brazil
              (Barracuda-Caratinga) for which no project income was recorded;
         -    Onshore operations declined due to several  jobs  being at or near their completion stages;
         -    Government  operations  declined due to lower income on the Balkan
              Support Contract; and
         -    these decreases were  partially offset by  higher operating income in Infrastructure and Operations and Maintenance.
The effect on operating income from additional unapproved claims during the quarter was $7 million.
         General corporate expenses for the 2002 third quarter were $21 million compared to $15 million for the 2001 third quarter. Excluding 2002 restructuring costs, general corporate expenses were $17 million or an increase of 13% compared to the 2001 third quarter.

NONOPERATING ITEMS
         Interest expense of $29 million for the 2002 third quarter, decreased $5 million compared to the 2001 third quarter. The decrease is due to lower average borrowings in 2002.
         Interest income was $8 million in the third quarter of 2002 and $8 million in the third quarter of 2001.
         Foreign currency gains, net were $1 million in the third quarter 2002 compared to a $2 million loss in the third quarter of last year.
         Provision for income taxes of $72 million in the 2002 third quarter resulted in an effective tax rate of 42%, versus a rate of 40% in the 2001 third quarter. Excluding the impact of the loss on the sale of our interest in Bredero-Shaw, our effective tax rate was approximately 39%. The Bredero-Shaw sale did not create a significant tax loss as the tax basis was substantially lower than the book basis. In addition, the tax loss created is a capital loss which would only free up foreign tax credits and future realization of those credits is uncertain. Therefore, no tax benefit was recorded for the loss.
         Income from continuing operations was $94 million in the 2002 third quarter, compared to income from continuing operations of $181 million in the 2001 third quarter.
         Loss from discontinued operations was $2 million, or less than one-half of one cent per diluted share, for the 2001 third quarter.
         Net income for the 2002 third quarter was $94 million, or $0.22 per diluted share. Net income was $179 million, or $0.42 per diluted share for the 2001 third quarter.

First Nine Months of 2002 Compared with the First Nine Months of 2001

                                                 First Nine Months
REVENUES                                  ---------------------------------       Increase
Millions of dollars                            2002             2001             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $  5,122         $  5,898             $   (776)
Engineering and Construction Group             4,102            3,976                  126
----------------------------------------------------------------------------------------------
Total revenues                              $  9,224         $  9,874             $   (650)
==============================================================================================

         Consolidated revenues in the first nine months of 2002 of $9.2 billion decreased 7% compared to the first nine months of 2001. International revenues were 67% of total revenues for the first nine months of 2002 and 61% in the first nine months of 2001. International revenues increased $123 million partially offsetting a $773 million revenue decline in the United States where oilfield services drilling activity declined 32%, putting pressure on pricing and discounting.
         Energy Services Group revenues declined 13% or $776 million in the first nine months of 2002. International revenues were 59% of total revenues for the first nine months of 2002 as compared to 52% for the first nine months of 2001.
         Revenues from our oilfield services product service lines were $4.6 billion for the first nine months of 2002 compared to $5.2 billion for the first nine months of 2001. The decline in revenue is attributable to lower levels of activity primarily in North America, which also put pressure on pricing and discounting of work in the United States. The change in revenues in oilfield services is broken out by product service line as follows:
         -    pressure pumping declined 16%;
         -    logging was down 13%;
         -    completion products was down 10%;
         -    drilling fluids was down 12%;
         -    drill bits was down 10%; partially offset by
         -    drilling systems  which was  up 7%  due to  increased activity  in
              Saudi Arabia, Thailand, Brazil, and the United Arab Emirates.
         On a geographic basis, our decrease in oilfield services revenues is as follows:
         -    North America decreased 26%, due to lower rig activity;
         - Latin America decreased 7% primarily in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions; and
         - partially offsetting these declines were increased revenues in Europe/Africa, the Middle East and Asia Pacific, where our activity increased in Saudi Arabia, Algeria, Nigeria, Angola, Russia, and the former Commonwealth of Independent States.
         Revenues for the remainder of the segment decreased $193 million year-over-year. We account for our 50% ownership interest in Subsea 7, which began operations in May 2002, on the equity method of accounting versus full consolidation of the Halliburton Subsea revenue prior to the formation of Subsea
7. Had it not been for the change to the equity method of accounting in connection with the transaction, revenues for the balance of the segment would have been up $16 million for the first nine months of 2002 as compared to the first nine months of 2001. Integrated exploration and production information systems revenues increased 9% compared to the first nine months of 2001.
         Engineering and Construction Group revenues increased $126 million, or 3%, in the first nine months of 2002 compared to the first nine months of 2001. Year-over-year revenues were 3% lower in North America while increasing 5% outside North America. Our revenue comparison by product line is as follows:
         - Offshore revenues increased 27% due to progress on the Barracuda-Caratinga project in Brazil;
         - Infrastructure revenues were higher by 12% due to increased progress on the Alice Springs to Darwin Rail Line project in Australia;
         - Onshore revenues increased by 5% primarily due to progress on several new projects in 2002 including gas and LNG projects in Algeria, Nigeria and Egypt;
         - Government operations product line revenues were 14% lower due to completion of a major project at our shipyard in the United Kingdom and lower volumes of logistical support in the Balkans; and
         - Operations and Maintenance revenue declined 7% primarily due to reduced downstream maintenance activity.

                                                  First Nine Months
OPERATING INCOME                          ---------------------------------       Increase
Millions of dollars                            2002             2001             (decrease)
----------------------------------------------------------------------------------------------
Energy Services Group                       $   439          $    778              $  (339)
Engineering and Construction Group             (496)               84                 (580)
General corporate                               (34)              (50)                  16
----------------------------------------------------------------------------------------------
Total operating income                      $   (91)         $    812              $  (903)
==============================================================================================

         The first nine months of 2002 resulted in a consolidated operating loss of $91 million compared to $812 million of operating income in the first nine months of 2001. In the 2002 first nine months, we incurred gains and losses, which included:
         - $78 million in pretax expense related to restructuring charges, of which $47 million related to the Energy Services Group, $16 million related to the Engineering and Construction Group and $15 million related to General corporate;
         - $119 million pretax loss in the Engineering and Construction Group on the Barracuda-Caratinga project in Brazil;
         - $330 million pretax loss in the Engineering and Construction Group related to asbestos exposures;
         -    $79 million pretax loss  in the Energy  Services Group on the sale of our 50% equity investment in the Bredero-Shaw joint venture;
         -    $108 million pretax gain in the Energy  Services Group on the sale of our 50% interest in European Marine Contractors;
         - $98 million pretax expense in the Energy Services Group related to a patent infringement case;
         - $80 million pretax write-off of billed and accrued receivables related to the Highlands Insurance Company litigation in the Engineering and Construction Group, formerly reported in General corporate; and
         -    $28 million  pretax gain for the value  of stock received from the demutualization of an insurance provider in General corporate.
         In the first nine  months of 2001 we  incurred  $32 million in goodwill amortization of which $19 million related to the Energy Services Group and $13 million related to the Engineering and Construction Group.
         Energy Services Group operating income for the first nine months of 2002 declined $339 million, or 44%, as compared to the first nine months of 2001. Excluding a $79 million loss on the sale of our 50% interest in the Bredero-Shaw joint venture, a $108 million gain on the sale of our interest in European Marine Contractors, $98 million related to the BJ Services judgment and $47 million in restructuring charges in 2002, and 2001 goodwill amortization of $19 million, operating income declined 30%. On the same basis, operating margin for the first nine months 2002 was 11% compared to 14% for the first nine months of 2001.
         Operating income in our oilfield services product service line declined $386 million or 50%. Excluding the above noted items, the decline was $256 million or 33%, reflecting lower rig activity primarily in North America and net pretax losses of $11 million on integrated solutions projects. The change in operating income in oilfield services is broken out by product service line as follows:
         - pressure pumping operating income decreased 39%, which has been adversely impacted by reduced oil and gas drilling in North America;
         - our logging and drilling fluids product services lines were also affected by the rig count decline with operating income declining 66% in logging and 32% in drilling fluids;
         - offsetting the declines were improved results in the drilling systems product service line with operating income increasing 27% benefiting from improved international activity; and
         - our completion products and services product service line had a 30% increase in operating income.
Operating income in the United States for our oilfield services product service line decreased $402 million due to lower activity levels and pricing pressures while international operating income increased $16 million.

         Operating income for the remainder of the segment increased $47 million in the first nine months of 2002 compared to the first nine months of 2001. Excluding the $79 million loss on the sale of our 50% interest in the Bredero-Shaw joint venture, $108 million gain on the sale of our interest in European Marine Contractors and $9 million in restructuring charges in 2002, and goodwill amortization for the first nine months of 2001 of $13 million, operating income for the remainder of the segment increased $14 million due to improved profitability of software sales and professional services at Landmark Graphics Corporation.
         Engineering and Construction Group operating income declined by $580 million compared to the first nine months of 2001. Excluding the $119 million loss on unapproved claims for the Barracuda-Caratinga project in Brazil, $410 million accrued expenses related to net asbestos liability, $16 million in restructuring costs, goodwill amortization for the first nine months of 2001 of $13 million, and asbestos charges for the first nine months of 2001 of $8 million, operating income declined $56 million. On the same basis, operating margin for the first nine months of 2002 was 1% as compared to 3% for the first nine months in 2001. This decline occurred in Offshore operations where operating income decreased $54 million primarily due to a $33 million loss on a project in the Philippines.
         The effect on operating income from additional unapproved claims during the first nine months of 2002 was a reduction of approximately $87 million in losses that would have otherwise been recorded.
         General corporate expenses for the first nine months of 2002 were $34 million compared to $50 million in the first nine months of 2001. Excluding restructuring charges and gain from the value of stock received from demutualization of an insurance provider, expenses would have been $47 million.

NONOPERATING ITEMS
         Interest expense of $91 million for the first nine months of 2002 decreased $24 million compared to the first nine months of 2001. The decrease is due to lower average borrowings in 2002, partially offset by the $4 million in interest related to the patent infringement judgment which we are appealing.
         Interest income was $24 million in the first nine months of 2002 compared to $18 million in the first nine months of 2001. The increased interest income is for interest on a note receivable from a customer which had been deferred until collection.
         Foreign currency losses, net were $12 million in the first nine months of 2002 compared to $6 million in the first nine months of 2001. The increase is due to the continuing economic and financial crisis in Argentina.
         Other, net of $2 million in the first nine months of 2002, includes $3 million pretax gain associated with the realized gain on the option component of the European Marine Contractors Ltd. sale.
         Provision for income taxes was $31 million in the first nine months of 2002 compared to a provision for income taxes of $285 million in the first nine months of 2001. Excluding the tax impact of the loss on the sale of our interest in Bredero-Shaw and charges associated with our asbestos exposure, our effective tax rate was approximately 39%, compared to 40% for the first nine months of 2001. The asbestos accrual generates a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections. As a result we have recorded a partial valuation allowance. The Bredero-Shaw sale did not create a significant tax loss as the tax basis was substantially lower than the book basis. In addition, the tax loss created is a capital loss which would only free up foreign tax credits and future realization of those credits is uncertain. Therefore, no tax benefit was recorded for the loss.
         Loss from continuing operations was $214 million in the first nine months of 2002 compared to income from continuing operations of $410 million in the first nine months of 2001.
         Loss from discontinued operations was $202 million pretax, $168 million after-tax, or $0.39 per diluted share in the first nine months of 2002 compared to a loss of $58 million pretax, $40 million after-tax, or $0.09 per diluted share in the first nine months of 2001. The loss in 2002 was due primarily to charges recorded for asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing. The pretax loss for 2001 represents operating income of $37 million from Dresser Equipment Group through March 31, 2001 offset by a $95 million pretax asbestos accrual primarily related to Harbison-Walker.

         Gain on disposal of discontinued operations of $299 million after-tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001.
         Cumulative effect of accounting change, net in 2001 of $1 million reflects the impact of adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net loss for the first nine months of 2002 was $382 million, or $0.88 per diluted share. Net income for the first nine months of 2001 was $670 million, or $1.56 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES
         We ended the third quarter of 2002 with cash and equivalents of $586 million, an increase of $296 million from the end of 2001.
         Cash flows from operating activities provided $1 billion in the first nine months of 2002 compared to $556 million in the first nine months of 2001. Working capital items, which include receivables, sales of receivables, inventories, accounts payable and other working capital, net, provided $401 million of cash in the first nine months of 2002 compared to using $494 million in the same period of 2001. Included in changes to other operating activities for the first nine months of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing. The 2002 change in sales of receivables relates to the sale of $200 million of undivided ownership interest to unaffiliated companies by the funding subsidiary under the account receivable securitization agreement. See Note 12.
         Cash flows from investing activities used $417 million in the first nine months of 2002 and $620 million in the first nine months of 2001. Capital expenditures in the first nine months of 2002 were $564 million as compared to $568 million for the first nine months of 2001. Capital spending in the first nine months of 2002 continued to be primarily directed to Halliburton Energy Services, for fracturing equipment and directional and logging-while-drilling tools. In addition, we invested $60 million in an integrated solutions project. Currently, we expect capital expenditures in 2002 to be about $700 million. Included in sales of property, plant and equipment is $130 million collected from the sale of Integrated Solutions projects. Dispositions of businesses in the first nine months of 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture. Included in the change in restricted cash for the first nine months of 2002 is a $107 million deposit that collateralizes an appeal bond for a patent infringement judgment on appeal and $56 million as collateral for potential future insurance claim reimbursements. Also included in changes in restricted cash is $29 million primarily related to cash collateral agreements for letters of credit we currently have outstanding for various construction projects. In March 2001, we acquired PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash.
         Cash flows from financing activities used $272 million in the first nine months of 2002 as compared to $1.1 billion for the first nine months of 2001. We paid dividends of $164 million to our shareholders in the first nine months of 2002 compared to $161 million in the first nine months of 2001. We repaid a $75 million medium-term note during the third quarter 2002. Proceeds from exercises of stock options provided cash flows of $25 million in the first nine months of 2001. We used the proceeds from the sale of the Dresser Equipment Group in April 2001 to repay short-term debt in 2001.
         Cash flows from discontinued operations provided $1.2 billion in the first nine months of 2001. Discontinued operations cash flows for 2001 include the proceeds from the sale of the Dresser Equipment Group.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 25% of total capitalization at September 30, 2002 and 24% at December 31, 2001. At September 30, 2002, we have $192 million in restricted cash included in Other assets. See Note 4. In addition, on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. See Note 12.

         Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2. The ratings were lowered due to the agencies' concerns about asbestos litigation and the general weakening in the oilfield services sector. Although our long-term ratings continue at investment grade levels, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Reduced ratings and concerns about asbestos litigation, along with recent changes in the banking and insurance markets, will also result in higher cost and more limited access to markets for other credit products including letters of credit and surety bonds. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are three levels above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of September 30, 2002, no amounts have been borrowed under these lines.
         In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $218 million which relate to our joint ventures' operations. During the quarter we amended an agreement with banks under which $260 million of letters of credit have been issued. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain certain ratios of debt (the definition of debt includes our asbestos liability) to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense.
         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering another $176 million of letters of credit at September 30, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $103 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's, three downgrades from our current rating or Baa2 by Moody's Investors' Services, one downgrade from our current rating.
         In the event the ratings of our debt by either agency falls, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates. These letters of credit and bank guarantees relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.
         Our Halliburton Elective Deferral Plan has a provision that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At September 30, 2002 this was approximately $47 million.
         On July 12, 2001 we issued $425 million of two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were used to reduce short-term debt in 2001.

ENVIRONMENTAL MATTERS
         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resources Conservation and Recovery Act (RCRA), the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide. We take an active approach to evaluating and addressing the environmental impact of our operations. We assess and remediate contaminated properties in order to avoid future liabilities and comply with legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the clean-up of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these requirements to have a material adverse effect on our consolidated financial position or our results of operations. In certain instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases we do not believe we have any material liability.

ACCOUNTING CHANGES
         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. We currently account for liabilities associated with asset retirement obligations under existing accounting standards, such as SFAS 19, SFAS 5, SOP 96-1, and EITF 89-30, which does not require the asset retirement obligations to be recorded at fair value and in some instances does not require the costs to be recognized in the carrying amount of the related asset. The new standard will be effective for us beginning January 1, 2003, and we are currently reviewing and evaluating the effects this standard will have on our future financial condition, results of operations, and accounting policies and practices.
         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", the amendment to
SFAS No. 4, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This new standard will not have a material effect on our future financial condition or operations.
         In July 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when the liabilities are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and some employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

FORWARD-LOOKING INFORMATION
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.

         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:
         Asbestos
              - asbestos litigation including the judgments against us in late 2001 and their related appeals;
              - the ability of our insurers for our asbestos exposures to pay claims in the future;
              - the ability to access insurance policies shared with Harbison-Walker Refractories Company and Federal-Mogul Products, Inc.;
              - future asbestos claims settlement and defense costs including current negotiations on a possible global settlement;
              - continuation of the temporary restraining order in the Harbison-Walker bankruptcy court; and
              -   number and type of future asbestos claims;
         Legal
              - litigation, including, for example, class action shareholder and derivative lawsuits, contract disputes, patent infringements, and environmental matters;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - restrictions on our ability to provide products and services to Iran, Iraq and Libya, all of which are significant producers of oil and gas;
              - many of the countries that we operate in are developing economies which have protective governmental regulations including, for example, regulations that:
                       -     encourage   or   mandate   the   hiring   of  local
                             contractors; and
                       -     require foreign  contractors to employ citizens of,
                             or    purchase   supplies   from,    a   particular
                             jurisdiction;
              - potentially adverse customer reaction, and time and expense responding to, the increased scrutiny of Halliburton by the media and others;
              - environmental laws and regulations, including, for example, those that:
                       -     require    emission   performance   standards   for
                             facilities; and
                       -     the  potential  regulation in  the United States of
                             our Energy  Services Group's  hydraulic  fracturing
                             services and products as underground injection;
              - the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations would negatively impact our Energy Services Group operating income;
              - any unexpected adverse outcome of the SEC's current inquiries into Halliburton's accounting policies, practices and procedures; and
              - adverse results of increased review and scrutiny of Halliburton by regulatory authorities, media and others;
         Geopolitical
              - due to the unsettled political conditions in many oil producing countries and countries in which we provide governmental logistical support our revenues and profit are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Countries where we operate which have significant amounts of political risk include: Algeria,
                  Angola, Argentina, Colombia, Indonesia, Libya, Nigeria, Russia, and Venezuela. For example, recent strikes by offshore workers in Norway and general strikes in Venezuela as well as seizures of offshore oil rigs by protestors in Nigeria have disrupted our Energy Services Group's ability to provide services and products to our customers in these countries;
              - any changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002. For example, the changes in Argentina exchange rates in late 2001 and early 2002 were detrimental to results of our Energy Services Group operations in Argentina. Continued economic unrest in Argentina has reduced the demand for our services and products in Argentina; and
              -   potential military action in the Middle East could:

                       -     impact the demand and pricing for oil and gas;
                       -     disrupt   our   operations   in   the   region  and
                             elsewhere; and
                       -     increase our costs for security worldwide;
         Liquidity
              - additional reductions in debt ratings by rating agencies impacting:
                       - access to lines of credit, credit markets and credit from suppliers under acceptable terms;
                       -     borrowing costs in the future;
                       - ability to issue letters of credit and surety bonds with or without cash collateral; and
                       -     debt and letter of credit covenants;
              -   volatility in the surety bond market;
              - availability of financing from the United States Export/Import Bank; and
              -   ability to raise capital via the sale of stock;
         Weather related
              - our business is impacted by severe weather, particularly in the Gulf of Mexico where we have significant operations. Impacts may include:
                       -     evacuation   of   personnel   and   curtailment  of
                             services;
                       - weather related damage to offshore drilling rigs resulting in suspension of operations;
                       -     weather related damage to our facilities;
                       - inability to deliver materials to jobsites in accordance with contract schedules; and
                       -     loss of productivity;
              - demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business. As a result, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers. Conversely, colder than normal winters in the United States result in increased demand for our services to gas producers;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in the Balkans;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers including, for example, the merger of Conoco and Phillips Petroleum, has caused customers to reduce their capital spending which has negatively impacted the demand for our services and products;
              - customer personnel changes due to mergers and consolidation which impacts the timing of contract negotiations and settlements of claims;
              - claim negotiations with engineering and construction customers on cost variances and change orders on major projects, including, for example, the Barracuda-Caratinga project in Brazil; and
              - ability of our customers to timely pay the amounts due us; Industry
              - our operations are tied to the price of oil and natural gas. Changes in oil and gas prices resulting from:
                       - OPEC's ability to set and maintain production levels and prices for oil;
                       -     the level of oil  production by non-OPEC countries;
                       - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves;
                       - the level of demand for oil and natural gas, especially natural gas in the United States where demand is currently below last years' usage;
              - obsolescence of our proprietary technologies, equipment and facilities, or work processes;

              - changes in the price or the availability of commodities that we use;
              -   ability to obtain key insurance coverage at acceptable prices;
              - nonperformance, default or bankruptcy of joint venture partners, key suppliers or subcontractors;
              - risks that result from performing fixed-price projects, where failure to meet schedules, cost estimates or performance targets could result in reduced profit margins or losses;
              - risks that result from entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
              - the risk inherent in the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                       - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                       - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Systems
              - the successful deployment of SAP throughout our remaining Energy Services Group businesses, principally Sperry-Sun; and
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              -   integration   of   acquired   businesses   into   Halliburton,
                  including:
                       - standardizing information systems or integrating data from multiple systems;
                       - maintaining uniform standards, controls, procedures, and policies; and
                       - combining operations and personnel of acquired businesses with ours;
              - effectively restructuring operations and personnel within Halliburton including, for example, the segregation of our business into two separate entities under Halliburton;
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q, 8-K and 10-K to the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

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

Item 4.  Controls and Procedures
--------------------------------

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
            Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

   *  10.1      Halliburton Company  Directors' Deferred  Compensation  Plan  as
                amended and restated effective as of October 22, 2002.

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

                Jerry H. Blurton
                Lester L. Coleman
                Albert O. Cornelison, Jr.
                Douglas L. Foshee
                Robert R. Harl
                Arthur D. Huffman
                Weldon J. Mire
                R. Charles Muchmore, Jr.
                Edgar Ortiz
                David R. Smith
                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

Date Filed                     Date of Earliest Event      Description of Event
---------------------------    ------------------------    ----------------------------------------------------------
During the third quarter of 2002:

July 11, 2002                  July 10, 2002               Item 5. Other Events for a press release announcing the
                                                           response to the news of the Judicial Watch Lawsuit.

July 24, 2002                  July 16, 2002               Item 5. Other Events for a press release announcing that
                                                           asbestos plaintiffs agree to extend current stay on
                                                           asbestos claims until September 18, 2002.

July 24, 2002                  July 22, 2002               Item 5. Other Events for a press release announcing
                                                           second quarter charges.

July 29, 2002                  July 22, 2002               Item 5. Other Events for a press release announcing that
                                                           a letter of intent has been signed to sell interest in
                                                           Bredero-Shaw to ShawCor Ltd.

July 30, 2002                  July 24, 2002               Item 5. Other Events for a press release announcing
                                                           second quarter results.

August 7, 2002                 August 1, 2002              Item 5. Other Events for a press release announcing a
                                                           response to false statements by Citizensworks.

August 13, 2002                August 13, 2002             Item 9. Regulation FD Disclosure for the filing of
                                                           certificates pertaining to facts and circumstances
                                                           relating to Exchange Act filings.

August 14, 2002                August 13, 2002             Item 9. Regulation FD Disclosure for the filing of
                                                           statements pertaining to the Sarbanes-Oxley Act.

August 23, 2002                August 23, 2002             Item 5. Other Events for a press release announcing the
                                                           dividend.

September 18, 2002             September 18, 2002          Item 5. Other Events for a press release announcing
                                                           asbestos plaintiffs agree to extend current stay on
                                                           asbestos claims until November 7, 2002.

October 1, 2002                September 30, 2002          Item 5. Other Events for a press release announcing the
                                                           selling of our interest in Bredero-Shaw to ShawCor Ltd.

During the fourth quarter of 2002:

October 2, 2002                October 1, 2002             Item 5. Other Events for a press release announcing a
                                                           conference call to discuss third quarter financial
                                                           results.

November 5, 2002               November 4, 2002            Item 9. Regulation FD Disclosure for a press release
                                                           announcing the revision of credit rating agreements.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                               HALLIBURTON COMPANY




Date: November 12, 2002            By: /s/  Douglas L. Foshee
     --------------------             ----------------------------------
                                            Douglas L. Foshee
                                       Executive Vice President and
                                         Chief Financial Officer






                                       /s/   R. Charles Muchmore, Jr.
                                       ---------------------------------
                                             R. Charles Muchmore, Jr.
                                        Vice President and Controller and
                                           Principal Accounting Officer

                                     *****


FORM 10-Q


CERTIFICATIONS*


I, David J. Lesar, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Halliburton Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


                             /s/ David J. Lesar
                            ------------------------
                                 David J. Lesar
                            Chief Executive Officer








* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

CERTIFICATION


I, Douglas L. Foshee, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Halliburton Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002


                            /s/ Douglas L. Foshee
                           ---------------------------
                                Douglas L. Foshee
                          Executive Vice President and
                             Chief Financial Officer