Form 10-K
period 2002-12-31
HALLIBURTON CO
filed 2003-03-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                    4100 Clinton Drive, Houston, Texas 77020
                    (Address of principal executive offices)
                   Telephone Number - Area code (713) 676-3011

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X    No
     -----    ----

The aggregate market value of Common Stock held by nonaffiliates on June 28, 2002, determined using the per share closing price on the New York Stock Exchange Composite tape of $15.94 on that date was approximately $6,928,000,000.

As of February 28, 2003, there were 437,160,510 shares of Halliburton Company Common Stock $2.50 par value per share outstanding.

Portions of the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
         General description of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers.
           We operate in two business segments:
              -   Energy Services Group; and
              -   Engineering and Construction Group.
         Dresser Equipment Group is presented as discontinued operations through March 31, 2001 as a result of the sale in April 2001 of this business unit. See
Note 4 to the financial statements for financial information about our business segments.
         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, LLC (DII Industries), Kellogg, Brown & Root, Inc. (Kellogg, Brown & Root) and their current and former subsidiaries.
         The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made.
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Proposed global settlement" and Note 12 to the financial statements.
         Description of services and products. We offer a broad suite of products and services through the two business segments. The following summarizes our services and products for each business segment.
         ENERGY SERVICES GROUP
         The Energy Services Group segment consists of Halliburton Energy Services, Landmark Graphics and various other product service lines. This segment provides a wide range of discrete services and products, as well as integrated solutions to customers for the exploration, development and production of oil and gas. The segment serves major, national and independent oil and gas companies throughout the world.
         Halliburton Energy Services provides discrete services and products and integrated solutions ranging from the initial evaluation of producing formations to drilling, completion, production and well maintenance. Major product and service line offerings include:

              -   pressure pumping, including:
                  -   cementing,
                  -   production enhancement (fracturing and acidizing), and
                  -   tools and testing;
              -   drilling and formation evaluation, including:
                  -   drilling systems and services,
                  -   drill bits, and
                  -   logging and perforating;
              -   drilling fluids systems;
              -   completion products; and
              -   integrated solutions.
         Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. This is accomplished by pumping cement and chemical additives to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment and services.
         Production enhancement optimizes oil and gas reservoirs through a variety of pressure pumping services, including fracturing and acidizing, sand control, coiled tubing, well control, nitrogen services and specialty services. These services are used to clean out a formation or to fracture formations to allow increased oil and gas production.
         Tools and testing includes tubing-conveyed perforating products and services, drill stem and other well testing tools, data acquisition services and production applications.
         Sperry-Sun provides drilling systems and services. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and related completion systems, and rig site information systems. Our drilling systems feature bit stability, directional control, borehole quality, low vibration and high rates of penetration while drilling directional wells.
         Drill bits, offered by Security DBS, include roller cone rock bits, fixed cutter bits, coring equipment and services and other downhole tools used to drill wells.
         Logging products and services include our Magnetic Resonance Imaging Logging (MRIL(R)), high-temperature logging, as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
         Baroid provides drilling fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid sells products to a wide variety of industrial customers. Drilling fluids usually contain bentonite or barite in a water or oil base. Drilling fluids primarily improve wellbore stability and facilitate the transportation of cuttings from the bottom of a wellbore to the surface. The fluids also help cool the drill bit, seal porous well formations and assist in pressure control within a wellbore. Fluids are often customized by onsite engineers for optimum stability and enhanced oil production.
         Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, well control services and slickline equipment and services.
         Integrated solutions provides value-added oilfield project management and solutions to independent, integrated and national oil companies. Integrated solutions enhance field deliverability and maximize a customer's return on investment. These services leverage all Halliburton Energy Services' product service lines and technologies, as well as project management capabilities.
          Landmark Graphics is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark's software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs to achieve optimal business and technical decisions in exploration, development and production activities. Landmark's broad range of professional services enables our worldwide customers to optimize technical, business and decision processes. Data management services provides efficient storage, browsing and retrieval of large volumes of exploration and petroleum data. The products and services offered by Landmark integrate data workflows and operational processes across disciplines including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
         Other product service lines provide installation and servicing of subsea facilities and pipelines.
         ENGINEERING AND CONSTRUCTION GROUP
         The Engineering and Construction Group segment, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide.
         KBR offers the following five product lines:
              -   Onshore  operations  consist of engineering  and  construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              -   Offshore   operations  include  specialty  offshore  deepwater
                  engineering and marine technology and worldwide fabrication capabilities;
              -   Government   operations  provide   operations,   construction,
                  maintenance and logistics activities for government facilities and installations;
              -   Operations and maintenance  services include plant operations, maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              -   Infrastructure  provides  civil  engineering,  consulting  and project management services.
         Dispositions in 2002. During 2002, we disposed of non-core businesses in our Energy Services Group listed below:
              -   in January 2002,  we sold our 50% interest in European  Marine
                  Contractors Limited, which provided offshore pipeline services, to our joint venture partner, Saipem;
              -   in   August  2002,   we  sold   several  Integrated  Solutions
                  properties that were located in the United States; and
              -   in September 2002, we sold our 50% interest in Bredero-Shaw, a pipecoating joint venture, to our partner ShawCor Ltd.
         These dispositions will have an immaterial impact on our future operations. In addition, in May 2002, we contributed substantially all of our Halliburton Subsea assets for 50% of the ownership in a newly formed company, Subsea 7, Inc.
         See Note 2 to the financial statements for additional information related to 2002 dispositions and the creation of Subsea 7.
         Business strategy. Our business strategy is to maintain global leadership in providing energy services and products and engineering and construction services. We provide these services and products to our customers as discrete services and products and, when combined with project management services, as integrated solutions. Our ability to be a global leader depends on meeting four key goals:
              -   establishing and maintaining technological leadership;
              -   achieving and continuing operational excellence;
              -   creating and continuing innovative business relationships; and
              -   preserving a dynamic workforce.
         Markets and competition. We are one of the world's largest diversified energy services and engineering and construction services companies. We believe that our future success will depend in large part upon our ability to offer a wide array of services and products on a global scale. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include: price, service delivery (including the ability to deliver services and products on an "as needed, where needed" basis), service quality, product quality, warranty and technical proficiency. While we provide a wide range of discrete services and products, a number of customers have indicated a preference for integrated services and solutions. In the case of the Energy Services Group, integrated services and solutions relate to all phases of exploration, development and production of oil, natural gas and natural gas liquids. In the case of the Engineering and Construction Group, integrated services and solutions relate to all phases of design, procurement, construction, project management and maintenance of facilities primarily for energy and government customers.

         We conduct business worldwide in over 100 countries. For 2002, the United States represented 33% of our total revenue and the United Kingdom represented 12%. No other country accounted for more than 10% of our total revenue. Since the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the total number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Substantially all of our services and products are marketed through our servicing and sales organizations.
         Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, expropriation or other governmental actions and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. While Venezuela accounted for less than two percent of our 2002 revenues, the current economic and political instability in Venezuela will negatively impact our operations until resolved. In addition, as a result of the breadth of our businesses and the inherently unpredictable impact of the armed conflict in the Middle East, we are unable to predict their impact on our results of operations. Moreover, due to rising levels of civil disturbance, a number of our customers has ceased operations in the Nigerian Delta region. Energy services operations in Nigeria accounted for approximately 2% of our revenues in 2002, and these developments could negatively impact our operations in 2003. Information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instrument Market Risk" and in Note 19 to the financial statements.
         Customers and backlog. Our revenues from continuing operations during the past three years were mainly derived from the sale of services and products to the energy industry. Sales of services and products to the energy industry in 2002 represented 86% of revenues from continuing operations compared to 85% in 2001 and 84% in 2000.
         The following schedule summarizes the backlog from continuing operations of engineering and construction projects at December 31, 2002 and 2001:

 Millions of dollars                                 2002          2001
-----------------------------------------------------------------------------
   Firm orders                                     $  8,704      $  8,118
   Government orders firm but not yet funded,
   letters of intent and contracts awarded but
   not signed                                         1,330         1,794
-----------------------------------------------------------------------------
 Total                                             $ 10,034      $  9,912
=============================================================================

         Of the total backlog at December 31, 2002, $9,776 million relates to KBR operations with the remainder arising from our Energy Services Group. We estimate that 43% of the total backlog existing at December 31, 2002 will be completed during 2003. Approximately 37% of total backlog relates to fixed-price contracts with the remaining 63% relating to cost reimbursable contracts. In addition, backlog relating to engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry totaled $904 million at December 31, 2002. For contracts that are not for a specific amount, backlog is estimated as follows:
              - operations and maintenance contracts that cover multiple years are included in backlog based upon an estimate of the work to be provided over the next twelve months; and
              - government contracts that cover a broad scope of work up to a maximum value are included in backlog at the estimated amount of work to be completed under the contract based upon periodic consultation with the customer.
         For projects where we act as project manager, we only include our scope of each project in backlog. For projects related to unconsolidated joint ventures, we only include our percentage ownership of each joint venture's backlog. Our backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark. Backlog is not indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
         Raw materials. Raw materials essential to our business are normally readily available. Where we rely on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in supply.
         Research and development costs. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and development activities totaled $233 million in both 2002 and 2001 and $231 million in 2000. Further information relating to our expenditures for research and development is included in Note 1 and Note 4 to the financial statements.
         Patents. We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed to utilize patents owned by others. Included in "Other assets" are patents, net of accumulated amortization, totaling $58 million as of December 31, 2002 and $49 million as of December 31, 2001. We do not consider any particular patent or group of patents to be material to our business operations.
         Seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographical locations of our operations serve to mitigate those effects. Examples of how weather can impact our business include:
              - the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;
              - the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
              -   typhoons and hurricanes can disrupt offshore operations; and
              - severe weather during the winter months normally results in reduced activity levels in the North Sea.
         Employees. At December 31, 2002, we employed approximately 83,000 people worldwide compared to 85,000 at December 31, 2001. At December 31, 2002, approximately five percent of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
         Environmental regulation. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations with which we must abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established a liability. As of December 31, 2002, those ten sites accounted for $8 million of our total $48 million liability. See Note 12 to the financial statements.
         Website access. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on the Company's internet website at www.halliburton.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

Item 2. Properties.
         We own or lease numerous properties in domestic and foreign locations. The following locations represent our major facilities:

                                        Owned/
Location                                Leased     Sq. Footage  Description
----------------------------------------------------------------------------------------------------------------------
Energy Services Group
North America
Duncan, Oklahoma                        Owned      1,275,000    Four locations which include manufacturing capacity
                                                                totaling 655,000 square feet.  The manufacturing
                                                                facility is the main manufacturing site for the
                                                                cementing, fracturing and acidizing equipment used
                                                                by our pressure pumping product service line.  The
                                                                Duncan facilities also include a technology and
                                                                research center, training facility, administrative
                                                                offices and warehousing.

Houston, Texas                          Owned        690,000    Two suburban campus locations.  One campus is on 89
                                                                acres consisting of office, training, test well,
                                                                warehouse, manufacturing and laboratory facilities.
                                                                The manufacturing facility, which occupies 115,000
                                                                square feet, produces highly specialized downhole
                                                                equipment for our logging and drilling systems
                                                                product service lines.  The other campus is a
                                                                manufacturing facility with limited office,
                                                                laboratory and warehouse space that primarily
                                                                produces fixed cutter drill bits.

Houston, Texas                          Owned        593,000    A campus facility that is the home office for the
                                                                Energy Services Group.

Carrollton, Texas                       Owned        792,000    Manufacturing facility including warehouses,
                                                                engineering and sales, testing, training and
                                                                research.  The manufacturing plant produces
                                                                equipment for the completion products product
                                                                service line, including surface and subsurface
                                                                safety valves and packer assemblies.

Dallas, Texas                           Owned        352,000    Manufacturing facility includes office, laboratory
                                                                and warehouse space that primarily produces roller
                                                                cone drill bits.  In 2002, we announced plans to
                                                                move production from this facility to a new facility
                                                                in The Woodlands, Texas.  The planned move is
                                                                expected in 2003.

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



                                        Owned/
Location                                Leased     Sq. Footage  Description
----------------------------------------------------------------------------------------------------------------------

Europe/Africa
Arbroath, United Kingdom                Owned        119,000    Manufacturing site that produces equipment for the
                                                                completions products product service line.

Aberdeen, United Kingdom                Owned      1,216,000    A total of 26 sites including 866,000 square feet
                                        Leased       365,000    of  manufacturing capacity used by various product
                                                                service lines.

Montrose, United Kingdom                Owned        213,000    Service operation center for CPS equipment set on a
                                                                7.5 acre site including office, workshop, warehouse,
                                                                and yard used as open storage.  Also accommodates a
                                                                development center with two training wells.

Tananger, Norway                        Leased       319,000    Service center with workshops, testing facilities,
                                                                warehousing and office facilities supporting the
                                                                Norwegian North Sea operations.

Engineering and Construction Group
North America
Houston, Texas                          Leased       851,000    Engineering and project support center which
                                                                occupies 33 full floors in 2 office buildings.  One
                                                                of these buildings is owned by a joint venture in
                                                                which we have a 50% ownership.  The remaining 50% of
                                                                the joint venture is owned by a subsidiary of Trizec
                                                                Properties Inc. (NYSE: TRZ).  Trizec is not
                                                                affiliated with Halliburton Company or any of its
                                                                directors or executive officers.

Houston, Texas                          Owned      1,017,000    A campus facility occupying 135 acres utilized
                                                                primarily for administrative and support personnel.
                                                                Approximately 221,000 square feet is dedicated to
                                                                maintenance and warehousing of construction
                                                                equipment.  This campus also serves as office
                                                                facilities for KBR's headquarters and our temporary
                                                                corporate headquarters.

Europe/Africa
Leatherhead, United Kingdom             Owned        226,000    Engineering and project support center on 55 acres
                                                                in suburban London.

         In 2002, we closed our Dallas corporate office and temporarily relocated it to the Houston facility that also serves as headquarters for KBR. In 2003, the corporate headquarters will be moved from this location to offices in downtown Houston which are currently being completed.
         In addition, we have 181 international and 108 domestic field camps from which Halliburton Energy Services delivers its products and services. We also have numerous small facilities that include sales offices, project offices and bulk storage facilities throughout the world. We own or lease marine fabrication facilities covering approximately 761 acres in Texas, England and Scotland which are used by the Engineering and Construction Group.

         We have mineral rights to proven and probable reserves of barite and bentonite. These rights include leaseholds, mining claims and owned property. We process barite and bentonite for supply to many industrial markets worldwide in addition to using it in our drilling fluids operations. Based on the number of tons of bentonite consumed in fiscal year 2002, we estimate our 22 million tons of proven reserves in areas of active mining are sufficient to fulfill our internal and external needs for the next 15 years. We estimate that our 750,000 tons of proven reserves of barite in areas of active mining equate to a 27 year supply based on current rates of production. These estimates are subject to change based on periodic updates to reserve estimates and to the extent future consumption differs from current levels of consumption.
         We believe all properties that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings.
         Information relating to various commitments and contingencies is described in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant.

         The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2003, along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Jerry H. Blurton          Vice President and Treasurer of Halliburton Company, since July 1996
     (Age 58)

     Cedric W. Burgher         Vice President - Investor Relations of Halliburton Company, since September 2001
     (Age 42)                  Vice President of Enron Corp. and Enron Oil & Gas Company, March 1996 to
                                 September 2001
                               Assistant Treasurer of Baker Hughes, Inc., March 1993 to March 1996

     Margaret E. Carriere      Vice President, Secretary and Corporate Counsel of Halliburton Company, since
     (Age 51)                    September 2002
                               Vice President and Corporate Counsel of Halliburton Company,
                                 May 2002 to September 2002
                               Vice President - Human Resources of Halliburton Company, August 2000 to May
                                 2002
                               Vice President - Legal and Secretary of Halliburton Energy Services, Inc.,
                                 February 2000 to August 2000
                               Law Department Manager of Integration & Development of Halliburton
                                  Energy Services, Inc., October 1998 to February 2000
                               Region Chief Counsel (London) Europe/Africa Law Department of Halliburton
                                  Energy Services, Inc., May 1994 to September 1998

*    Albert O. Cornelison, Jr. Executive Vice President and General Counsel of Halliburton Company, since
     (Age 53)                    December 2002
                               Vice President and General Counsel of Halliburton Company, May 2002 to
                                 December 2002
                               Vice President and Associate General Counsel of Halliburton Company, October
                                 1998 to May 2002
                               Staff Vice President and Associate General Counsel of Dresser Industries, Inc.,
                                 February 1994 to September 1998

     Charles E. Dominy         Vice President - Government Affairs of Halliburton Company, since December 2000
     (Age 62)                  Vice President, Business Development of Kellogg Brown & Root, Inc., September
                                 1995 to December 2000

*    Douglas L. Foshee         Executive Vice President and Chief Financial Officer of Halliburton Company, since
     (Age 43)                    August 2001
                               Chairman, President and CEO of Nuevo Energy Company, July 1997 to May 2001
                               President and Chief Executive Officer of Torch Energy Advisors, Inc., May 1995 to
                                 July 1997

*    John W. Gibson, Jr.       Chief Executive Officer of Energy Services Group, since January 2003
     (Age 45)                  President of Halliburton Energy Services, March 2002 to December 2002
                               President and Chief Executive Officer of Landmark, May 2000 to February 2002
                               Chief Operating Officer of Landmark, July 1999 to April 2000
                               Executive Vice President of Integrated Products Group, February 1996 to June 1999


Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office
*    Robert R. Harl            Chief Executive Officer of Kellogg Brown & Root, Inc., since March 2001
     (Age 52)                  President of Kellogg Brown & Root, Inc., since October 2000
                               Vice President of Kellogg Brown & Root, Inc., March 1999 to October 2000
                               Chief Executive Officer and President of Brown & Root Energy Services Division
                                 of Kellogg Brown & Root, Inc., April 2000 to February 2001
                               Chief Executive Officer of Brown & Root Services Division of Kellogg Brown &
                                 Root, Inc., January 1999 to April 2000
                               Chief Executive Officer and President of Brown & Root Services Corporation,
                                 November 1996 to January 1999
                               Vice President of Brown & Root, Inc., July 1989 to July 1998

     Arthur D. Huffman         Vice President and Chief Information Officer of Halliburton Company, since August
     (Age 50)                    2000
                               Chief Information Officer of Group Air Liquide, 1997 to August 2000
                               Vice President - Information Technology of Air Liquide America Corporation,
                                 1995 to 1997

*    David J. Lesar            Chairman of the Board, President and Chief Executive Officer of Halliburton
     (Age 49)                    Company, since August 2000
                               Director of Halliburton Company, since August 2000
                               President and Chief Operating Officer of Halliburton Company, May 1997 to
                                 August 2000
                               Executive Vice President and Chief Financial Officer of Halliburton Company,
                                 August 1995 to May 1997
                               Chairman of the Board of Kellogg Brown & Root, Inc., January 1999 to August 2000
                               President and Chief Executive Officer of Brown & Root, Inc., September 1996 to
                                    December 1998

     Weldon J. Mire            Vice President - Human Resources of Halliburton Company, since May 2002
     (Age 55)                  Division Vice President of Halliburton Energy Services, January 2001 to May 2002
                               Asia Pacific Sales Manager of Halliburton Energy Services, November 1999 to
                                 January 2001
                               Director of Business Development, September 1999 to November 1999
                               Global Director of Strategic Business Development, January 1999 to November
                                 1999
                               Senior Shared Service Manager Houston, November 1998 to January 1999
                               IS Project Manager III - Venezuela,  May 1998 to November 1998
                               Tools and Testing and TCP Product Manager, July 1997 to May 1998

  R. Charles Muchmore, Jr.    Vice President and Controller of Halliburton Company, since August 1996
  (Age 49)


Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office

     David R. Smith            Vice President - Tax of Halliburton Company, since May 2002
     (Age 56)                  Vice President - Tax of Halliburton Energy Services, Inc., September 1998 to May
                                 2002
                               Vice President - Tax of Dresser Industries, Inc., 1993 to September 1998




* Members of the Policy Committee of the registrant.
There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

PART II

Item 5. Market  for  the  Registrant's  Common  Stock  and  Related  Stockholder
        Matters.
         Halliburton Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to the high and low market prices of common stock and quarterly dividend payment is included under the caption "Quarterly Data and Market Price Information" on pages 99 and 100 of this annual report. Cash dividends on common stock for 2002 and 2001 were paid in March, June, September, and December of each year. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend upon, among other things:
              -   future earnings;
              -   general financial condition and liquidity;
              -   success in business activities;
              -   capital requirements; and
              -   general business conditions.
         At December 31, 2002, there were approximately 25,027 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
         Information relating to selected financial data is included on pages 96 through 98 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 15 through 46 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in Management's
Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Instrument Market Risk" on page 39 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                               Page No.
                                                                                                               --------
Responsibility for Financial Reporting                                                                             47
Independent Auditor's Report                                                                                    48-49
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                         50
Consolidated Balance Sheets at December 31, 2002 and 2001                                                          51
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000            52-53
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                      54-55
Notes to Annual Financial Statements                                                                            56-95
  1.     Significant Accounting Policies                                                                        59-60
  2.     Acquisitions and Dispositions                                                                          55-56
  3.     Discontinued Operations                                                                                60-61
  4.     Business Segment Information                                                                           61-63
  5.     Restricted Cash                                                                                           63
  6.     Receivables                                                                                               64
  7.     Inventories                                                                                               64
  8.     Unapproved Claims and Long-Term Construction Contracts                                                 64-66
  9.     Property, Plant and Equipment                                                                             66
 10.     Related Companies                                                                                         66
 11.     Lines of Credit, Notes Payable and Long-Term Debt                                                      67-68
 12.     Commitments and Contingencies                                                                          68-83
 13.     Income (loss) Per Share                                                                                   83
 14.     Reorganization of Business Operations                                                                  83-84
 15.     Change in Accounting Method                                                                               84
 16.     Income Taxes                                                                                           85-87
 17.     Common Stock                                                                                           87-89
 18.     Series A Junior Participating Preferred Stock                                                             89
 19.     Financial Instruments and Risk Management                                                              89-91
 20.     Retirement Plans                                                                                       91-95
 21.     Dresser Industries, Inc. Financial Information                                                            95
 22.     Goodwill and Other Intangible Assets                                                                      95
Selected Financial Data (Unaudited)                                                                             96-98
Quarterly Data and Market Price Information (Unaudited)                                                         99-100

         The related financial  statement  schedules are included under Part IV,
Item 15 of this annual report.

Item 9. Changes  in  and   Disagreements  with  Accountants  on  Accounting  and
        Financial Disclosure.
        None.

                               HALLIBURTON COMPANY
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

         In this section, we discuss the business environment, operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
              -   factors and risks that impact our business;
              - why our earnings and expenses for the year 2002 vary from 2001 and why our earnings and expenses for 2001 vary from 2000;
              -   capital expenditures;
              -   factors that impacted our cash flows; and
              - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT

         Our  business is organized in the  following two business  segments:
              -   Energy Services Group; and
              -   Engineering and Construction Group.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities to major, national and independent oil and gas companies. These services and products are used throughout the energy industry from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing.
          The industries we serve are highly competitive with many substantial competitors for each segment. In 2002, the United States represented 33% of our total revenue and the United Kingdom represented 12%. No other country accounted for more than 10% of our operations. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our two business segments are significantly impacted by the following:
              - spending on upstream exploration, development and production programs by major, national and independent oil and gas companies;
              - capital expenditures for downstream refining, processing, petrochemical and marketing facilities by major, national and independent oil and gas companies; and
              -   government spending levels.
Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.
         Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production drilling prospects, the world economy and global stability which together drive worldwide drilling activity. As measured by rig count, high levels of worldwide drilling activity during the first half of 2001 began to decline in the latter part of that year. Drilling levels reached a low, particularly in the United States for gas drilling, in April 2002. The decline was partially due to general business conditions caused by global economic uncertainty which was accelerated by the terrorist attacks on September 11, 2001. An abnormally warm 2001/2002 winter season in the United States also resulted in increased working gas in storage. The high level of gas in storage put pressure on gas prices, which resulted in reduced gas drilling activity particularly in the Western portion of the United States.
         For the year 2002, natural gas prices at Henry Hub averaged $3.33 per million cubic feet, commonly referred to as mcf, compared to $4.07 per mcf in 2001. Gas prices continued to decline during the first two months of 2002 and then steadily increased throughout the year ending at an average of $4.65 per mcf in December. Based upon data from a leading research association at the end of 2002, the gas price at Henry Hub was expected to average slightly above $3.73 per mcf for all of 2003 and $4.00 per mcf for the 2003 first quarter. However, actual prices have been significantly higher averaging $6.33 per mcf during January and February. These higher gas prices have not translated into significantly increased gas drilling rig activity as of the end of February.
         Natural gas prices have been impacted by an abnormally cold 2002/2003 winter season thus far in the United States, resulting in reduced gas storage levels. As of January 31, 2003, working gas in storage was 1,521 billion cubic feet, commonly referred to as bcf, according to Energy Information Administration estimates. These stocks were 811 bcf less than last year at this time and 287 bcf below the 5-year average of 1,808 bcf. At 1,521 bcf, total working gas in storage is within the 5-year historical range. While gas prices in the United States have historically varied somewhat geographically, this winter we have seen significantly higher fluctuations in regional gas prices in the United States. For example, while the price averaged $4.27 per mcf in the fourth quarter at Henry Hub, it was less than $2.00 per mcf in various parts of the Western United States. This is resulting in significant variation in gas drilling activity by region in the United States and much lower drilling and stimulation activity in the gas basins of the Western United States.
         Crude oil prices for West Texas Intermediate, commonly referred to as WTI, averaged $25.92 per barrel for all of 2002 compared to $26.02 per barrel for 2001. Oil prices have continued to trend upward since the beginning of 2002. Quarterly average WTI increased from $20.52 in the 2001 fourth quarter, to $28.23 in the 2002 third quarter and increased slightly to $28.34 during the 2002 fourth quarter. We believe that current oil prices reflect the disruption of supplies from Venezuela due to political unrest related to the national strike and a war premium due to the risk of supply disruption as a result of the armed conflict in the Middle East. OPEC, on January 12, 2003, agreed to raise its output ceiling by 1.5 million barrels per day or 6.5% to 24.5 million barrels per day. Prices for the first and second quarters of 2003 will be impacted by the length of disruption of Venezuelan crude oil supplies, the ability of OPEC to manage country production quotas, political tensions in the Middle East, global demand and the level of production by major non-OPEC countries, including Norway, Russia and other members of the former Soviet Union.
         Energy Services Group
         Lower natural gas and crude oil drilling activity since the 2001 third quarter has resulted in decreased demand for the services and products provided by the Energy Services Group. The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts                          2002            2001            2000
--------------------------------------------------------------------------------------
United States                                 831          1,155              916
Canada                                        266            342              344
International (excluding Canada)              732            745              652
--------------------------------------------------------------------------------------
Worldwide Total                             1,829          2,242            1,912
======================================================================================

                                Fourth       Third         Second         First        Fourth        Third
                               Quarter      Quarter        Quarter       Quarter       Quarter      Quarter
Average Rig Counts               2002         2002          2002           2002         2001         2001
--------------------------------------------------------------------------------------------------------------
United States                    847          853           806            818         1,004        1,241
Canada                           283          250           147            383           278          320
International
    (excluding Canada)           753          718           725            731           748          757
--------------------------------------------------------------------------------------------------------------

Worldwide Total                1,883        1,821         1,678          1,932         2,030        2,318
==============================================================================================================

         Worldwide rig activity started to decline in the latter part of the third quarter 2001 and averaged 1,829 rigs in 2002 as compared to 2,242 in 2001. The decline in rig activity was most severe in North America, particularly the United States, where the rig count dropped 28% from an average of 1,155 in 2001 to 831 in 2002, with the majority of this decline due to reduced gas drilling. In the past, there has generally been a good correlation between the price of oil and gas in the United States and rig activity. However, this has not been the case in recent months where the rig count has declined as compared to the fourth quarter 2001, while WTI oil and Henry Hub gas prices have increased. We believe this is due to economic uncertainty, which we expect to continue into at least the next quarter or two, created by the following:
              -   volatility of oil and gas prices;
              -   disruption of oil supplies from Venezuela;
              -   differences in gas prices geographically in the United States;
              - less spending due to current uncertain global economic environment;
              -   the armed conflict in the Middle East;
              -   budgetary constraints of some of our customers;
              -   focus on debt reduction by some of our customers;
              - lack of quality drilling prospects by exploration and production companies; and
              - level of United States working gas in storage during the winter heating season.
         It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services and conversely during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services.
         During 2000 and 2001, we implemented several price book increases. In July 2000, as a result of increased consumable materials costs and a tight labor market causing higher labor costs, we increased prices in the United States for most product and service lines on average between 2% and 12%. In January 2001, as a result of continued labor shortages and increased labor and materials costs, we increased prices in the United States on average between 5% and 12%. In July 2001, as a result of continuing personnel and consumable material cost increases, we increased prices on average between 6% and 15%.
         The decreased rig activity in 2002 from 2001 in the United States has increased pressure on the oilfield services product service lines to discount prices. The price increases we implemented last year have mostly been eroded by additional discounts. Our pressure pumping product service line has been significantly impacted by the current economic slowdown due to its dependence on United States gas drilling.
         Our deepwater activity has not been as adversely impacted as land activity by the downturn in the energy industry, due to the level of investment and the long-term nature of contracts. Our drilling systems product service line, which currently has a large percentage of its business outside the United States and is currently heavily involved in deepwater oil and gas exploration and development drilling and longer term contracts, has remained relatively strong despite the overall decline in the energy industry. Our operations have also been impacted by political and economic instability in Indonesia and in Latin America. In Latin America, the impact was primarily in Argentina in the earlier part of 2002 and then in Venezuela toward the end of 2002, due to political unrest related to the national strike. We also experienced disruptions due to Tropical Storm Isidore and Hurricane Lili in the Gulf of Mexico.
         Based upon data from Spears and Associates, drilling activity in the United States and Canada in 2003 is expected to increase compared to overall 2002 levels and compared to the fourth quarter 2002. This reflects the current level of oil and gas prices and tight supplies. International drilling activity is expected to remain constant with fourth quarter 2002 levels.
         At the end of 2002, two brokerage firms released exploration and production expenditure surveys for 2003. Salomon Smith Barney reported that worldwide exploration and production spending is expected to increase 3.8% in 2003. North America spending was forecasted to rise 1.5%. The report also noted that a lack of quality drilling prospects and uncertainty over Iraq have also contributed to a weaker initial spending forecast. Lehman Brothers made similar predictions. They are projecting a 4.2% increase in worldwide exploration and production expenditures for 2003, but a slight decrease in United States spending. Canadian exploration and production spending is estimated to increase 7.2%. International exploration and production expenditures are estimated to grow 5.5% in 2003, led by natinoal oil companies and European majors. According to the Lehman report, exploration and production company budgets were based upon an average oil price estimate of $23.22 per barrel (WTI) and $3.42 per mcf for natural gas (Henry Hub).

         Until economic and political uncertainties impacting customer spending become clearer, we expect oilfield services activity to be essentially flat in the short-term and improve in the second half of 2003. The armed conflict in the Middle East could disrupt our operations in the region and elsewhere for the duration of the conflict. In the longer-term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature than our energy services projects and are not significantly impacted by short-term fluctuations in oil and gas prices. We believe that the global economy's recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery and continuing excess capacity in petrochemical supplies, customers have continued to delay project awards or reduce the scope of projects involving hydrocarbons and manufacturing. A number of large-scale gas and liquefied natural gas development, offshore deepwater, government and infrastructure projects are being awarded or actively considered. However, in light of terrorist threats, the armed conflict and increasing instability in the Middle East and the modest growth of the global economy, many customers are delaying some of their capital commitments and international investments.
         We expect growth opportunities to exist for additional security and defense support to government agencies in the United States and other countries. Demand for these services is expected to grow as a result of the armed conflict in the Middle East and as governmental agencies seek to control costs and promote efficiencies by outsourcing these functions. We also expect growth due to new demands created by increased efforts to combat terrorism and enhance homeland security.
         Engineering and construction contracts can be broadly categorized as fixed-price, sometimes referred to as lump sum, or cost reimbursable contracts. Some contracts can involve both fixed-price and cost reimbursable elements.
         Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise, among other things, from:
              - having to judge the technical aspects and effort involved to accomplish the work within the contract schedule;
              -   labor availability and productivity; and
              - supplier and subcontractor pricing and performance. Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
              - bidding a fixed-price and completion date before detailed engineering work has been performed;
              - bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
              - bidding a fixed-price and completion date before finalizing subcontractors terms and conditions;
              - subcontractors individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
              -   contracts covering long periods of time;
              -   contract values generally for large amounts; and
              -   contracts    containing    significant    liquidated   damages
                  provisions.
         Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.
         After careful consideration, we have decided no longer to pursue riskier fixed-price engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry. An important aspect of our 2002 reorganization was to look closely at each of our businesses to ensure that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation and commissioning offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that segment is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry, which we will continue to service through a variety of other contracting forms. We have seven fixed-price engineering, procurement, installation and commissioning offshore projects underway and we are fully committed to successful completion of these projects, several of which are substantially complete. We plan to retain our offshore engineering and services capabilities.
         The approximate percentages of revenues attributable to fixed-price and cost reimbursable engineering and construction segment contracts are as follows:

                                   Cost
               Fixed-Price     Reimbursable
----------------------------------------------
2002                47%              53%
2001                41%              59%
2000                47%              53%
==============================================

         Reorganization of Business Operations
         We have substantially completed a corporate reorganization commenced in 2002 intended to restructure our businesses into two operating subsidiary groups, the Energy Services Group and KBR, representing the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of business operations facilitated the separation, organizationally, financially and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions that were previously shared were moved into the two business groups. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.
         We expect only a minimal amount of restructuring costs to be incurred in 2003. In 2002, we incurred approximately $107 million in restructuring charges consisting of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20 million in professional fees related to the restructuring;
                  and
              -   $6 million related to contract terminations.
         We anticipate annualized cost savings of $200 million compared to costs prior to the corporate reorganization.
         As a part of the reorganization, we decided that the operations of Major Projects, Granherne and Production Services were better aligned with KBR in the current business environment and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore operations product line, Granherne is now reported in the Onshore operations product line, and Production Services is now reported under the Operations and Maintenance product line.
         Asbestos and Silica
         On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims. The agreement in principle covers all current and future personal injury asbestos claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries, as well as all current silica claims asserted presently or in the future. We revised our best estimate of our asbestos and silica liability based on information obtained while negotiating the agreement in principle, and adjusted our asbestos and silica liability to $3.425 billion, recorded additional probable insurance recoveries resulting in a total of $2.1 billion as of December 31, 2002 and recorded a net pretax charge of $799 million ($675 million after-tax) in the fourth quarter of 2002.
         Should the proposed global settlement become probable under Statement of Financial Accounting Standards No. 5, we would adjust our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims. The settlement amount initially would be up to $4.0 billion, consisting of up to $2.775 billion in cash, 59.5 million Halliburton shares of common stock and notes with a net present value expected to be less than $100 million. Assuming the revised liability would be $4.0 billion, we would also increase our probable insurance recoveries to $2.3 billion. The impact on our income statement would be an additional pretax charge of $322 million ($288 million after-tax). This accrual (which values our stock to be contributed at $1.1 billion using our stock price at December 31, 2002 of $18.71) would then be adjusted periodically based on changes in the market price of our common stock until the common stock was contributed to a trust for the benefit of the claimants.

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

REVENUES

                                                                  Increase/
Millions of dollars                        2002        2001      (Decrease)
-------------------------------------------------------------------------------
Energy Services Group                     $  6,836    $  7,811    $   (975)
Engineering and Construction Group           5,736       5,235         501
-------------------------------------------------------------------------------
Total revenues                            $ 12,572    $ 13,046    $   (474)
===============================================================================

         Consolidated revenues for 2002 were $12.6 billion, a decrease of 4% compared to 2001. International revenues comprised 67% of total revenues in 2002 and 62% in 2001. International revenues increased $298 million in 2002 partially offsetting a $772 million decline in the United States where oilfield services drilling activity declined 28%, putting pressure on pricing.
         Energy Services Group revenues declined 12%, or $975 million, in 2002 from 2001. International revenues were 60% of total revenues for 2002 as compared to 54% for 2001.
         Revenues from our oilfield services product service lines were $6.2 billion for 2002 compared to $6.8 billion for 2001. The decline in revenue is attributable to lower levels of activity in North America across all product service lines, putting pressure on pricing of work in the United States. The decrease in North America revenue was offset by 8% higher international revenue. The change in revenues in oilfield services is shown by product service line as follows:
              - pressure pumping revenue declined 13% due to reduced rig counts and activity in North America, partially offset by increased activity in Algeria, Nigeria, Mexico, Brazil, Saudi Arabia, Oman, Egypt and China;
              - logging revenue was down 13% due to lower North American activity, partially offset by increased activity in Nigeria, Mexico, Saudi Arabia and China;
              - completion products revenue was down 10% due to lower North American activity, partially offset by increased activity in the UK, Nigeria, Indonesia and Malaysia;
              -   drilling  fluids  revenue was down 10%,  principally  in North
                  America, partially offset by increased sales in Nigeria, Angola, Mexico, Saudi Arabia and Indonesia;
              - drill bits revenue was down 12% principally due to lower North American activity, partially offset by increased sales in Algeria, UK, Angola, Mexico, Brazil, Saudi Arabia and Indonesia; and
              - drilling systems revenue was up 8% due to increased activity in Saudi Arabia, Thailand, Mexico, Brazil and the United Arab Emirates, offset by lower North American activity.

         On a geographic basis, our oilfield services revenues were as follows:
              - North American revenue decreased 24% across all product service lines due to lower rig activity;
              - Latin American revenue decreased 8% primarily as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions and the national strike; and
              - revenues increased in Europe/Africa, the Middle East, and Asia Pacific due to increased activity.
         Revenues for the remainder of the segment decreased $308 million year-over-year. We account for our 50% ownership interest in Subsea 7, which began operations in May 2002, on the equity method of accounting. Prior to the formation of Subsea 7, the revenue of our subsea operations was included in our consolidated results. Had it not been for the change to the equity method of accounting in connection with the transaction, revenues for the balance of the segment would have decreased $79 million for 2002 as compared to 2001 due to lower subsea activity. Partially offsetting the lower subsea activity, Landmark revenues increased 12% compared to 2001 due to increased software and professional services revenues.
         Engineering and Construction Group revenues increased $501 million, or 10%, in 2002 compared to 2001. Year-over-year revenues were 10% higher in North America and 9% higher outside North America. Our revenue comparison by product line is as follows:
              - Offshore revenues increased 26% due to progress on the Barracuda-Caratinga project in Brazil and the Belenak project in Indonesia;
              - Infrastructure revenues increased by 22% due to increased progress on the Alice Springs to Darwin Rail Line project in Australia and revenues from Europe/Africa;
              - Onshore revenues increased by 25% primarily due to progress on several new projects in 2002 including gas and LNG projects in Algeria, Nigeria, Chad, Cameroon and Egypt;
              - Government Operations revenues were 15% lower due to completion of a major project at our shipyard in the United Kingdom and lower volumes of logistical support in the Balkans; and
              - Operations and Maintenance revenue declined 3% primarily due to reduced downstream maintenance activity.

OPERATING INCOME

                                                                        Increase/
Millions of dollars                        2002            2001        (Decrease)
-------------------------------------------------------------------------------------
Energy Services Group                     $    638       $ 1,036         $   (398)
Engineering and Construction Group            (685)          111             (796)
General corporate                              (65)          (63)              (2)
-------------------------------------------------------------------------------------
Operating income (loss)                   $   (112)      $ 1,084         $ (1,196)
=====================================================================================

         Consolidated operating loss was $112 million for 2002 compared to operating income of $1.1 billion in 2001. In 2002, our results of operations included:
              - $107 million in pretax expense related to restructuring charges, of which $64 million related to the Energy Services Group, $18 million related to the Engineering and Construction Group and $25 million related to General corporate;
              - $117 million pretax loss in the Engineering and Construction Group on the Barracuda-Caratinga project in Brazil;
              - $564 million pretax expense in the Engineering and Construction Group related to asbestos and silica liabilities;
              - $79 million pretax loss in the Energy Services Group on the sale of our 50% equity investment in the Bredero-Shaw joint venture;
              -   $108  million pretax  gain in the Energy Services Group on the sale of our 50% interest in European Marine Contractors;
              -   $98  million  pretax expense  in  the  Energy  Services  Group related to patent infringement litigation;

              - $80 million pretax expense resulting from the write-off of billed and accrued receivables related to the Highlands
                  Insurance Company litigation in the Engineering and Construction Group, formerly reported in General corporate; and
              - $29 million pretax gain for the value of stock received from the demutualization of an insurance provider in General corporate.
         In 2002, we recorded no amortization of goodwill due to the adoption of SFAS No. 142. For the year ended 2001, we recorded $42 million in goodwill amortization, of which $24 million related to the Energy Services Group and $18 million related to the Engineering and Construction Group.
         Energy Services Group operating income for 2002 declined $398 million, or 38%, as compared to 2001. Excluding a $79 million loss on the sale of our 50% interest in the Bredero-Shaw joint venture, a $108 million gain on the sale of our interest in European Marine Contractors, a $98 million accrual related to the BJ Services litigation and $64 million in restructuring charges in 2002, and goodwill amortization of $24 million in 2001, operating income declined 27%. On the same basis, operating margin for 2002 was 11% compared to 14% for 2001.
         Operating income in our oilfield services product service line declined $469 million or 46% compared to 2001. Excluding the above-noted items, the decline was $323 million, or 32%, reflecting lower rig activity primarily in North America and net pretax losses of $51 million on integrated solutions properties. The change in operating income in oilfield services is detailed by product service line as follows:
              - pressure pumping operating income decreased 35%, as a result of reduced oil and gas drilling in North America, offset by increased international activity;
              - our logging, drilling fluids and drill bits product services lines were also affected by the reduced oil and gas drilling in North America with operating income declining 64% in logging, 42% in drilling fluids and 30% in drill bits;
              - our drilling systems product service line operating income increased 19%, benefiting from improved international activity; and
              - our completion products and services product service line had a 6% increase in operating income.
         We also recorded impairments of $66 million on integrated solutions properties primarily in the United States, Indonesia and Colombia, net of gains of $45 million on disposals of integrated solutions properties in the United States.
         Operating income in the United States for our oilfield services product service line decreased $459 million due to lower activity levels and pricing pressures. International operating income decreased $10 million where losses on integrated solutions properties of $37 million offset improved operating results of Sperry-Sun, pressure pumping and completion products and services.
         Operating income for the remainder of the segment increased $71 million in 2002 compared to 2001. Excluding the $79 million loss on the sale of our 50% interest in the Bredero-Shaw joint venture, a $108 million gain on the sale of our interest in European Marine Contractors and $9 million in restructuring charges in 2002, and goodwill amortization of $17 million in 2001, operating income for the remainder of the segment increased $34 million due to improved profitability in software sales and professional services at Landmark and in our subsea operations.
         Engineering and Construction Group operating income declined by $796 million compared to 2001. Excluding the $117 million loss on the Barracuda-Caratinga project in Brazil, $644 million of expenses related to net asbestos and silica liabilities, $18 million in restructuring costs, goodwill amortization in 2001 of $18 million and asbestos charges for 2001 of $11 million, operating income declined $46 million. On the same basis, operating margin for 2002 was 2% as compared to 3% for 2001. Operating income in Offshore operations decreased $40 million in 2002 compared to 2001 primarily due to a $36 million loss on a project in the Philippines. Operating income decreased in Onshore operations by $30 million in 2002 compared to 2001 due to lower results in the construction segment and completion of a project in Algeria. Offsetting the declines was increased operating income of $21 million in Infrastructure primarily due to the Alice Springs to Darwin Rail Line project, and in Government operations where operating income increased $22 million due to improved results from projects in Asia Pacific, Europe/Africa and in the Americas.
         Recognizing income due to an increase in our total probable unapproved claims during 2002 reduced reported losses by approximately $158 million.

         General corporate expenses were $65 million for 2002 as compared to $63 million in 2001. Excluding restructuring charges and gain from the value of stock received from demutualization of an insurance provider, expenses would have been $69 million.

NONOPERATING ITEMS

         Interest expense of $113 million for 2002 decreased $34 million compared to 2001. The decrease is due to repayment of debt and lower average borrowings in 2002, partially offset by the $5 million in interest related to the patent infringement judgment which we are appealing.
         Interest income was $32 million in 2002 compared to $27 million in 2001. The increased interest income is for interest on a note receivable from a customer which had been deferred until collection.
         Foreign currency losses, net were $25 million in 2002 compared to $10 million in 2001. The increase is due to negative developments in Brazil, Argentina and Venezuela.
         Other, net was a loss of $10 million in 2002, which includes a $9.1 million loss on the sale of ShawCor Ltd. common stock acquired in the sale of our 50% interest in Bredero-Shaw.
         Provision for income taxes was $80 million in 2002 compared to a provision for income taxes of $384 million in 2001. Exclusive of the tax effect on the asbestos and silica accrual (net of insurance recoveries) and the loss on sale of Bredero-Shaw, our 2002 effective tax rate from continuing operations was 38.9% for 2002 compared to 40.3% in 2001. The asbestos and silica accrual generates a United States Federal deferred tax asset which was not fully benefited because we anticipate that a portion of the asbestos and silica deduction will displace foreign tax credits and those credits will expire unutilized. As a result, we have recorded a $114 million valuation allowance in continuing operations and $119 million in discontinued operations associated with the asbestos and silica accrual, net of insurance recoveries. In addition, continuing operations has recorded a valuation allowance of $49 million related to potential excess foreign tax credit carryovers. Further, our impairment loss on Bredero-Shaw cannot be fully benefited for tax purposes due to book and tax basis differences in that investment and the limited benefit generated by a capital loss carryback. Settlement of unrealized prior period tax exposures had a favorable impact to the overall tax rate.
         Minority interest in net income of subsidiaries in 2002 was $38 million as compared to $19 million in 2001. The increase was primarily due to increased activity in Devonport Management Limited.
         Loss from continuing operations was $346 million in 2002 compared to income from continuing operations of $551 million in 2001.
         Loss from discontinued operations was $806 million pretax, $652 million after-tax, or $1.51 per diluted share in 2002 compared to a loss of $62 million pretax, $42 million after-tax, or $0.10 per diluted share in 2001. The loss in 2002 was due primarily to charges recorded for asbestos and silica liabilities. The pretax loss for 2001 represents operating income of $37 million from Dresser Equipment Group through March 31, 2001 offset by a $99 million pretax asbestos accrual primarily related to Harbison-Walker.
         Gain on disposal of discontinued operations of $299 million after-tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001.
         Cumulative effect of accounting change, net in 2001 of $1 million reflects the impact of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net loss for 2002 was $998 million, or $2.31 per diluted share. Net income for 2001 was $809 million, or $1.88 per diluted share.

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000

REVENUES

                                                                  Increase/
Millions of dollars                        2001        2000      (Decrease)
-------------------------------------------------------------------------------
Energy Services Group                     $  7,811    $  6,233    $  1,578
Engineering and Construction Group           5,235       5,711        (476)
-------------------------------------------------------------------------------
Total revenues                            $ 13,046    $ 11,944    $  1,102
===============================================================================

         Consolidated revenues for 2001 were $13.0 billion, an increase of 9% compared to 2000. International revenues comprised 62% of total revenues in 2001 and 66% in 2000 as activity and pricing increased in our Energy Services Group more rapidly in the United States than internationally particularly in the first half of 2001. Our Engineering and Construction Group revenues, which did not benefit from the positive factors contributing to the growth of the Energy Services Group, decreased 8%. Engineering and construction projects are long-term in nature and customers continued to delay major projects with the slowdown in the economy occurring in the latter part of 2001.
         Energy Services Group revenues increased by $1.6 billion, or 25%, in 2001 from 2000. International revenues were 54% of the total segment revenues in 2001 compared to 59% in 2000. Revenues in 2001 from our oilfield services product service lines were $6.8 billion. Our oilfield services product service lines experienced revenue growth of 29% despite a 14% decline in oil prices and a 3% decrease in natural gas prices between December 2000 and December 2001. The revenue increase was primarily due to higher drilling activity, as measured by the annual average oil and gas rig counts, and pricing improvements, particularly in the United States. Revenues increased across all product service lines in 2001 compared to 2000 as follows:
              - pressure pumping product service lines experienced growth of 34% in 2001;
              - logging, drilling services and drilling fluids revenues increased approximately 28%;
              -   drill bit revenues were 19% higher in 2001; and
              -   completion products revenues increased 13%.
         Logging and drilling services revenues increases occurred primarily in the United States, as the product service lines benefited from higher prices and increased drilling activity. Geo-Pilot(TM) and other new products introduced in the drilling services product service line improved revenue in 2001 by approximately $50 million. We design and assemble the Geo-Pilot(TM) tool from parts manufactured to our specifications by third parties. Drilling fluid revenues increased in 2001 with higher activity levels in the Gulf of Mexico.
         Geographically, all regions within the oilfield services product service lines prospered with North America revenues increasing 37% from 2000 to 2001 as follows:
              -   pressure pumping revenues  in North America were 48% higher in
                  2001 primarily due to higher levels of drilling activity;
              -   revenues  from Latin  America increased  27% with  significant increases in Venezuela and Brazil; and
              -   Europe/Africa  and Middle East  revenues were about 20% higher in 2001 than 2000, arising primarily in Russia and Egypt.
           Revenues for the  remainder of the segment of $980 million  increased by $58 million, or 6%, primarily due to Landmark. Landmark revenues were higher by 19% partially due to the acquisition of PGS Data Management as well as growth in software sales and professional services.
         Engineering and Construction Group revenues decreased $476 million, or 8%, from 2000 to 2001. The decline was primarily due to the completion of several large international onshore and offshore projects which had not yet been fully replaced with new project awards and delays in the awards of new projects. International revenues were approximately 75% in 2001 as compared to 73% in 2000. Revenues for the Asia/Pacific region were down nearly 40% due to the effects of completing two major projects, partially offset by a new liquefied natural gas project and the start-up of construction on the Alice Springs to Darwin Rail Line project. In Europe/Africa, revenues were down 6%. The decline was primarily due to the completion of a major project in Norway and lower activity on the logistical support contract in the Balkans which moved to the sustainment phase, which involved providing support at the facilities which were constructed during the initial phase of the contract. The decline was partially offset by increases in activities at our shipyard in the United Kingdom of approximately $67 million which related to a contract with the United Kingdom Ministry of Defense. North American revenues declined in 2001 partially due to the completion of highway and paving construction jobs and the baseball stadium in Houston. These declines in North America were partially offset by a slight increase in operations and maintenance revenues as our customers focused on maintaining current facilities and plant operations rather than adding new facilities. These declines were partially offset by increases in revenue in Latin America due to the Barracuda-Caratinga project in Brazil which began in the third quarter of 2000.

OPERATING INCOME

                                                                        Increase/
Millions of dollars                        2001            2000        (Decrease)
-------------------------------------------------------------------------------------
Energy Services Group                     $  1,036       $   589          $  447
Engineering and Construction Group             111           (54)            165
General corporate                              (63)          (73)             10
-------------------------------------------------------------------------------------
Operating income                          $  1,084       $   462          $  622
-------------------------------------------------------------------------------------

         Consolidated operating income increased $622 million, or 135%, from 2000 to 2001. In 2000 our results of operations include two significant items: an $88 million pretax gain on the sale of marine vessels and a pretax charge of $36 million related to the restructuring of the engineering and construction businesses. Excluding these items, operating income increased by more than 160%.
         Energy Services Group operating income increased $447 million, or 76%, in 2001 over 2000. Excluding the sale of marine vessels, operating income increased more than 100% compared to 2000. Increased operating income reflects increased activity levels, higher equipment utilization and improved pricing, particularly in the United States in the first nine months of 2001. Our oilfield services product service lines operating income in 2001 exceeded $1 billion, more than double from 2000. Operating margins for our oilfield services product service lines increased from 8.6% in 2000 to 14.8% in 2001, resulting in an incremental margin of 37%. Incremental margins are calculated by taking the change in operating income over the applicable periods and dividing by the change in revenues over the same period. Operating income was higher in 2001 as compared to 2000 in all product service lines and geographic regions. The largest increase was in pressure pumping in North America, which rose by over 130%. Substantial increases in operating income were also made in the logging, drill bits and drilling services product service lines. Operating income in North America was higher by 72% in 2001 as compared to 2000. International regions, particularly Latin America and Europe/Africa, made significant improvements in operating income. Excluding the sale of marine vessels in 2000, operating income for the remainder of the segment decreased $27 million, primarily due to lower operating margins in our Surface/Subsea product service line.
         Engineering and Construction Group operating income increased $165 million from 2000 to 2001. Operating margins improved to 2.1% in 2001. This increase was primarily due to the $167 million recorded in the fourth quarter of 2000 as a result of higher than estimated costs on specific jobs and unfavorable claims negotiations on other jobs. We also recorded a restructuring charge of $36 million in the fourth quarter of 2000 related to the reorganization of the engineering and construction businesses under Kellogg, Brown & Root. Excluding these fourth quarter 2000 charges, operating income decreased $38 million, or 26%, consistent with the decline in revenues and due to a revised profit estimate on the Barracuda-Caratinga project.
         General corporate expenses were $63 million for 2001 as compared to $73 million in 2000. In 2000 general corporate expenses included $9 million of costs related to the early retirement of our previous chairman and chief executive officer, which was recorded in the third quarter of 2000.

NONOPERATING ITEMS

         Interest expense of $147 million in 2001 was $1 million higher than in 2000. Our outstanding short-term debt was substantially higher in the first part of 2001 due to repurchases of our common stock in the fourth quarter of 2000 under our repurchase program and borrowings associated with the acquisition of PGS Data Management in March 2001. Cash proceeds of $1.27 billion received in April 2001 from the sale of the remaining businesses within the Dresser Equipment Group were used to repay our short-term borrowings; however, our average borrowings for 2001 were slightly higher than in 2000. The impact of higher average borrowings was mostly offset by lower interest rates on short-term borrowings.
         Interest income was $27 million in 2001, an increase of $2 million from 2000.
         Foreign currency losses, net were $10 million in 2001 as compared to $5 million in 2000. Argentina's financial crisis accounted for $4 million of the $5 million increase.
         Other, net was a loss of $1 million in 2000 and less than a $1 million gain in 2001.
         Provision for income taxes was $384 million for an effective tax rate of 40.3% in 2001 compared to 38.5% in 2000.
         Minority interest in net income of subsidiaries in 2001 was $19 million as compared to $18 million in 2000.
         Income (loss) from discontinued operations in 2001 was a $42 million loss, or $0.10 per diluted share, due to accrued expenses associated with asbestos claims of disposed businesses. See Note 3. The loss was partially offset by net income for the first quarter of 2001 from Dresser Equipment Group of $0.05 per diluted share. Income from discontinued operations of $98 million, or $0.22 per diluted share, represents the net income of Dresser Equipment Group for the full year of 2000.
         Gain on disposal of discontinued operations in 2001 was $299 million after-tax, or $0.70 per diluted share. The 2001 gain resulted from the sale of our remaining businesses within the Dresser Equipment Group in April 2001. The gain of $215 million after-tax, or $0.48 per diluted share, in 2000 resulted from the sale of our 51% interest in Dresser-Rand, formerly a part of Dresser Equipment Group, in January 2000.
         Cumulative effect of accounting change, net of $1 million reflects the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001.
         Net income for 2001 was $809 million, or $1.88 per diluted share, as compared to net income of $501 million, or $1.12 per diluted share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We ended 2002 with cash and cash equivalents of $1.1 billion compared with $290 million at the end of 2001 and $231 million at the end of 2000.
         Cash flows from operating activities provided $1.6 billion for 2002 compared to providing $1.0 billion in 2001 and using $57 million in 2000. The net loss in 2002 was due to an after-tax asbestos and silica charge of $1.1 billion which has no effect on 2002 cash flows. Some factors which accounted for cash flows from operations for 2002 were as follows:
              -   we collected  large milestone  payments  on several  long-term contracts;
              -   we  collected several  large  receivables  during  2002 in our
                  Energy Services Group;
              -   we  sold  an  undivided  ownership  interest  to  unaffiliated
                  companies  under  the   accounts   receivable   securitization
                  agreement for a net cash inflow of $180 million (see Note 6 to the financial statements); and
              -   we managed inventory at lower levels during 2002.
         Cash flows from investing activities used $473 million for 2002, $858 million for 2001 and $411 million for 2000. Capital expenditures of $764 million in 2002 were about 4% lower than in 2001 and about 32% higher than in 2000. Capital spending in 2002 continued to be primarily directed to Halliburton Energy Services, for fracturing equipment and directional and logging-while-drilling equipment. In addition, we invested $60 million in an integrated solutions project. Included in sales of property, plant and equipment is $130 million collected from the sale of integrated solutions properties and cash collected from other asset sales. Dispositions of businesses in 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture. Proceeds from the sale of securities of $62 million was for the sale of ShawCor shares. Included in the restricted cash balance for 2002 are the following:
              -   $107 million deposit that  collateralizes  a bond for a patent infringement  judgment  and  interest,  which  judgment  is on appeal;
              -   $57 million as collateral for potential future insurance claim reimbursements; and
              -   $26 million  primarily related  to  cash collateral agreements for outstanding  letters  of credit  for  several construction projects.
         In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash. In addition we spent $56 million for various other acquisitions in 2001.
         Cash flows from financing activities used $248 million in 2002, $1.4 billion in 2001 and $584 million in 2000. Proceeds from exercises of stock options provided cash flows of less than $1 million in 2002, $27 million in 2001 and $105 million in 2000. We paid dividends of $219 million to our shareholders in 2002, $215 million in 2001 and $221 million in 2000.
         Included in payments on long-term borrowings of $81 million in 2002 is a repayment of a $75 million medium-term note. In the fourth quarter of 2002, our 51% owned and consolidated subsidiary, Devonport Management Limited, signed an agreement for a credit facility of (pound)80 million ($126 million as of December 31, 2002) maturing in September 2009. Devonport Management Limited drew down $66 million from this facility in the fourth quarter. Proceeds from the sale of the remaining businesses in Dresser Equipment Group in April 2001, the sale of Dresser-Rand in early 2000 and the collection of a note from the fourth quarter 1999 sale of Ingersoll-Dresser Pump received in early 2000 were used to reduce short-term debt. On July 12, 2001, we issued $425 million in two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were also used to reduce short-term debt. Net repayments of short-term debt in 2001 used $1.5 billion.
         On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. We repurchased 1.2 million shares at a cost of $25 million in 2001 and 20.4 million shares at a cost of $759 million in 2000. We currently have no plan to repurchase the remaining shares under the approved plan. In addition, we repurchased $4 million of common stock in 2002, $9 million in 2001 and $10 million in 2000 from employees to settle their income tax liabilities primarily for restricted stock lapses.
         Cash flows from discontinued operations provided $1.3 billion in 2001 and $826 million in 2000. No cash flows from discontinued operations were provided in 2002. Cash flows for 2001 include proceeds from the sale of Dresser Equipment Group of approximately $1.27 billion. Cash flows for 2000 include proceeds from the sale of Dresser-Rand and Ingersoll-Dresser Pump of $913 million.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 30% of total capitalization at the end of 2002, 24% at the end of 2001, and 40% at the end of 2000. Short-term debt was reduced significantly in the second quarter of 2001 with the proceeds from the sale of Dresser Equipment Group and in the third quarter from the issuance of $425 million of medium-term notes. In 2000 we reduced our short-term debt with proceeds from the sales of Ingersoll-Dresser Pump and Dresser-Rand joint ventures early in the year. We increased short-term debt in the third quarter of 2000 to fund share repurchases. At December 31, 2002, we had $190 million in restricted cash included in "Other assets". See
Note 5 to the financial statements. In addition on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. See Note 6 to the financial statements. Currently, we expect capital expenditures in 2003 to be about $700 million. We have not finalized our capital expenditures budget for 2004 or later periods.
         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries.

         The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries and Kellogg, Brown & Root, and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganzation of DII Industries and Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle. The proposed global settlement also includes silica claims as a result of current or past exposure. These silica claims are less than 1% of the personal injury claims included in the proposed global settlement. We have approximately 2,500 open silica claims.
         Among the  prerequisites  for reaching a conclusion  of the  settlement are:
              - agreement on the amounts to be contributed to the trust for the benefit of silica claimants;
              - our review of the more than 347,000 current claims to establish that the claimed injuries are based on exposure to products of DII Industries, Kellogg, Brown & Root, their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount of the notes to be contributed to the trust;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with the attorneys representing current asbestos claimants and a proposed representative of future claimants on a plan of reorganization for the Chapter 11 filings of DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and agreement with the attorneys representing current asbestos claimants with respect to, and completion and mailing of, a disclosure statement explaining the pre-packaged plan of reorganization to the more than 347,000 current claimants;
              - arrangement of financing on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              - obtaining affirmative votes to the plan of reorganization from at least the required 75% of known present asbestos claimants and from a requisite number of silica claimants needed to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisites for completion of the settlement. If we were unable to complete the proposed settlement, we would be required to resolve current and future asbestos claims in the tort system or, in the case of Harbison-Walker claims (see Note 12 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings.
         The template settlement agreement with attorneys representing current claimants grants the attorneys a right to terminate the definitive settlement agreement on ten days' notice if DII Industries does not file a plan of reorganization on or before April 1, 2003. We are conducting due diligence on the asbestos claims, which is not expected to be completed by April 1, 2003. Therefore, we do not expect DII Industries to file a plan of reorganization prior to April 1. Although there can be no assurances, we do not believe the claimants' attorneys will terminate the settlement agreements on April 1, 2003 as long as adequate progress is being made toward a Chapter 11 filing.
         We have begun our due diligence review of current asbestos claims. While these results are preliminary and not necessarily indicative of the eventual results of a completed review of all current asbestos claims, it appears that a substantial portion of the records for claims reviewed to date do not provide detailed product identification. We expect that many of these records could be supplemented by attorneys representing the claimants to provide additional information on product identification. However, no assurance can be given that the additional product identification documentation will be timely provided or sufficient for us or the plaintiffs to proceed with the proposed global settlement. In addition, although the medical information in the files we preliminarily reviewed appears significantly more complete, if a material number of claims ultimately do not meet the medical criteria for alleged injuries, no assurance can be given that a sufficient number of plaintiffs would vote to ratify the plan of reorganization that would implement the global settlement. In such case, we would not proceed with a Chapter 11 filing.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made.
         Of the up to $2.775 billion cash amount included as part of the proposed global settlement, approximately $450 million primarily relates to claims previously settled but unpaid by Harbison-Walker (see Note 12 to the financial statements), but not previously agreed to by us. As part of the proposed settlement, we have agreed that, if a Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries were to occur, we would pay this amount within four years if not paid sooner pursuant to a final bankruptcy court approved plan of reorganization for DII Industries, Kellogg, Brown & Root and their subsidiaries. Effective November 30, 2002, we are making cash payments in lieu of interest at a rate of 5% per annum to the holders of these claims. These cash payments in lieu of interest are being made in arrears at the end of February, May, August and November, beginning after certain conditions are met, until the earlier of the date that the $450 million is paid or the date the proposed settlement is abandoned.
         Proposed bankruptcy of DII Industries, Kellogg, Brown & Root and subsidiaries. Under the terms of the proposed global settlement, the settlement would be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries. Other than those debtors, none of the subsidiaries of Halliburton (including Halliburton Energy Services) or Halliburton itself will be a debtor in the Chapter 11 proceedings. We anticipate that Halliburton, Halliburton Energy Services and each of the debtors' non-debtor affiliates will continue normal operations and continue to fulfill all of their respective obligations in the ordinary course as they become due.
         As part of any proposed plan of reorganization, the debtors intend to seek approval of the bankruptcy court for debtor-in-possession financing to provide for operating needs and to provide additional liquidity during the pendency of the Chapter 11 proceeding. We currently are negotiating with several banks and non-bank lenders over the terms of such facility. See "Financing the proposed settlement". Obtaining a commitment for debtor-in-possession financing is a condition precedent to filing of any Chapter 11 proceeding.
         Any plan of reorganization will provide that all of the debtors' obligations under letters of credit, surety bonds, corporate guaranties and indemnity agreements (except for agreements relating to asbestos claims or silica claims) will be unimpaired. In addition, the Bankruptcy Code allows a debtor to assume most executory contracts without regard to bankruptcy default provisions, and it is the intention of DII Industries, Kellogg, Brown & Root and the other filing entities to assume and continue to perform all such executory contracts. Representatives of DII Industries, Kellogg, Brown & Root and their subsidiaries have advised their customers of this intention.

         After filing any Chapter 11 proceeding, the debtors would seek an order of the bankruptcy court scheduling a hearing to consider confirmation of the plan of reorganization. In order to be confirmed, the Bankruptcy Code requires that an impaired class of creditors vote to accept the plan of reorganization submitted by the debtors. In order to carry a class, approval of over one-half in number and at least two-thirds in amount are required. In addition, to obtain an injunction under Section 524(g) of the Bankruptcy Code, at least 75% of current asbestos claimants must vote to accept the plan of reorganization. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
              - the plan of reorganization complies with applicable provisions of the Bankruptcy Code;
              - the debtors have complied with the applicable provisions of the Bankruptcy Code;
              - the trust will value and pay similar present and future claims in substantially the same manner;
              - the plan of reorganization has been proposed in good faith and not by any means forbidden by law; and
              - any payment made or promised by the debtors to any person for services, costs or expenses in or in connection with the Chapter 11 proceeding or the plan of reorganization has been or is reasonable.
         Section 524(g) of the Bankruptcy Code authorizes the bankruptcy court to enjoin entities from taking action to collect, recover or receive payment or recovery with respect to any asbestos claim or demand that is to be paid in whole or in part by a trust created by a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Section 105 of the Bankruptcy Code authorizes a similar injunction for silica claims. The injunction also may bar any action based on such claims or demands against the debtors that are directed at third parties. The order confirming the plan must be issued or affirmed by the federal district court that has jurisdiction over the case. After the expiration of the time for appeal of the order, the injunction becomes valid and enforceable.
         The debtors believe that, if they proceed with a Chapter 11 filing, they will be able to satisfy all the requirements of Section 524(g), so long as the requisite number of holders of asbestos claims vote in favor of the plan of reorganization. If the 524(g) and 105 injunctions are issued, all unsettled current asbestos claims, all future asbestos claims and all silica claims based on exposure that has already occurred will be channeled to a trust for payment, and the debtors and related parties (including Halliburton, Halliburton Energy Services and other subsidiaries and affiliates of Halliburton and the debtors)
 will be released  from any further  liability under the plan of reorganization.
         A prolonged Chapter 11 proceeding could adversely affect the debtor's relationships with customers, suppliers and employees, which in turn could adversely affect the debtors' competitive position, financial condition and results of operations. A weakening of the debtors' financial condition and results of operations could adversely affect the debtors' ability to implement the plan of reorganization.
         Financing the proposed settlement. The plan of reorganization through which the proposed settlement will be implemented will require us to contribute up to $2.775 billion in cash to the Section 524(g)/105 trust established for the benefit of claimants, which we will need to finance on terms acceptable to us. We are pursuing a number of financing alternatives for the cash amount to be contributed to the trust. The availability of these alternatives depend in large part on market conditions. We are currently negotiating with several banks and non-bank lenders over the terms of multiple credit facilities. A proposed banking syndicate is currently performing due diligence in an effort to make a funding commitment before the bankruptcy iling. We will not proceed with the Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries until financing commitments are in place.
         The anticipated credit facilities include:
              - debtor-in-possession financing to provide for the operating needs of the filing entities;
              -   a  revolving  line  of  credit  for  general  working  capital purposes;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the filing; and
              - a delayed-draw term facility to be available for funding of up to $2.775 billion to the trust for the benefit of claimants.
         The delayed-draw term facility is intended to eliminate uncertainty the capital markets might have concerning our ability to meet our funding requirement once final and non-appealable court confirmation of a plan of reorganization has been obtained.

         None of these credit facilities are currently in place, and there can be no assurances that we will complete these facilities. We are not obligated to enter into these facilities if the terms are not acceptable to us. Moreover, these facilities would only be available for limited periods of time. As a result, if we were delayed in filing the Chapter 11 proceeding or delayed in completing the plan of reorganization after a Chapter 11 filing, the credit facilities may expire and no longer be available. In such circumstances, we would have to terminate the proposed settlement if replacement financing were not available on acceptable terms.
         We have sufficient authorized and unrestricted shares to issue 59.5 million shares to the trust. No shareholder approval is required for issuance of the shares.
         Credit ratings. Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure and both agencies have indicated that the ratings continue under consideration for possible downgrade pending the results of the proposed global settlement. Although our long-term ratings continue at investment grade levels, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of December 31, 2002, no amounts have been borrowed under these lines.
         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering $160 million of letters of credit at December 31, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $121 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services, one downgrade from our current ratings. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the event the ratings of our debt by either agency fall, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates.
         Our Halliburton Elective Deferral Plan has a provision which states that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At December 31, 2002 this was approximately $49 million.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including at least $204 million which relate to our joint ventures' operations. The agreements with these banks contain terms and conditions that define when the banks can require cash collateralization of the entire line. Agreements with banks covering at least $150 million of letters of credit allow the bank to require cash collateralization for the full line for any reason, and agreements covering another at least $890 million of letters of credit allow the bank to require cash collateralization for the entire line in the event of a bankruptcy or insolvency event involving one of our subsidiaries.
         Our letters of credit also contain terms and conditions that define when they may be drawn. At least $230 million of letters of credit permit the beneficiary of such letters of credit to draw against the line for any reason and another at least $560 million of letters of credit permit the beneficiary of such letters of credit to draw against the line in the event of a bankruptcy or insolvency event involving one of our subsidiaries who will be party to the proposed reorganization.
         Our anticipated credit facilities described above would include a master letter of credit facility intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the anticipated Chapter 11 proceedings by DII Industries and Kellogg, Brown & Root. The master letter of credit facility is also intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements. If any of such existing letters of credit are drawn during the bankruptcy and we are required to provide cash to collateralize or reimburse for such draws, it is anticipated that the letter of credit facility would provide the cash needed for such draws, with any borrowings being converted into term loans. However, this letter of credit facility is not currently in place, and, if we were required to cash collateralize letters of credit prior to obtaining the facility, we would be required to use cash on hand or existing credit facilities. We will not enter into the pre-packaged Chapter 11 filing without having this credit facility in place. In addition, representatives of DII Industries, Kellogg, Brown & Root and their subsidiaries have been in discussions with their customers in order to reduce the possibility that any material draw on the existing letters of credit will occur due to the anticipated Chapter 11 proceedings.
         Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued on the Barracuda-Caratinga project. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreement includes provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global settlement through December 31, 2003.
         In the past, no significant claims have been made against letters of credit issued on our behalf.
         Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner representative is Petrobras, the Brazilian national oil company. See Note 12 to the financial statements.
         KBR's performance under the contract is secured by:
              - two performance letters of credit, which together have an available credit of approximately $261 million and which represent approximately 10% of the contract amount, as amended to date by change orders;
              - a retainage letter of credit in an amount equal to $121 million as of December 31, 2002 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              - a guarantee of KBR's performance of the contract by Halliburton Company in favor of the project owner.
         As of December 31, 2002, the project was approximately 63% complete and KBR had recorded a loss of $117 million related to the project. The probable recovery from unapproved claims included in determining the loss on the project was $182 million as of December 31, 2002.
         The project owner has procured project finance funding obligations from various banks to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. While we believe the banks have an incentive to complete the financing of the project, there is no assurance that they would do so. If the banks ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it will do so. To date, the banks have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project, even though the project completion has been delayed.
          In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were drawn, KBR would be required to fund the amount of the draw to the issuing bank. In the event that KBR was determined after an arbitration proceeding to have been in default under the contract, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments that would otherwise have been credited back to the project owner had the contract not been terminated.

         In addition, although the project financing includes borrowing capacity in excess of the original contract amount, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors other than Petrobras. Because our claims, together with change orders that are currently under negotiation, exceed this amount, we cannot give assurance that there is adequate funding to cover current or future KBR claims. Unless the project owner provides additional funding or permits us to defer repayment of the $300 million advance, and assuming the project owner does not allege default on our part, we may be obligated to fund operating cash flow shortages over the remaining project life in an amount we currently estimate to be up to approximately $400 million.
         The possible Chapter 11 pre-packaged bankruptcy filing by Kellogg, Brown & Root in connection with the settlement of its asbestos and silica claims would constitute an event of default under the loan documents with the banks unless waivers are obtained. KBR believes that it is unlikely that the banks will exercise any right to cease funding given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor.
         Current maturities. We have approximately $295 million of current maturities of long-term debt as of December 31, 2002. This includes a repayment of a $139 million senior note due April 2003 and a $150 million medium-term note due July 2003.
         Cash and cash equivalents. We ended 2002 with cash and equivalents of $1.1 billion.

CRITICAL ACCOUNTING ESTIMATES

         The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting policy is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting policies to be:
              - percentage of completion accounting for our long-term engineering and construction contracts;
              -   allowance for bad debts;
              - forecasting our effective tax rate, including our ability to utilize foreign tax credits and the realizability of deferred tax assets; and
              -   loss contingencies, primarily related to:
                      -    asbestos litigation; and
                      -    other litigation.
         We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.
         Percentage of completion
         We account for our revenues on long-term engineering and construction contracts on the percentage-of-completion method. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our predictions of future outcomes which include:
              -   estimates of the total cost to complete the project;
              -   estimates of project schedule and completion date;
              -   estimates of the percentage the project is complete; and
              -   amounts of any probable unapproved  claims  and change  orders included in revenues.
         At the onset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims and change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.

         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants' Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Including probable unapproved claims in this calculation increases the operating income or decreases the operating loss that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We actively engage in claims negotiations with our customers and the success of claims negotiations have a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.
         Significant projects are reviewed in detail by senior engineering and construction management at least quarterly. Preparing project cost estimates and percentages of completion is a core competency within our engineering and construction businesses. We have a long history of dealing with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor disruptions and timely availability of materials, and other factors as outlined in our "Forward-Looking Information" section. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.
         Allowance for bad debts
         We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process comprises a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and other factors such as whether the receivables involve retentions or billing disputes. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.
         Tax accounting
         We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires the recognition of the amount of taxes payable or refundable for the current year; and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We apply the following basic principles in accounting for our income taxes at the date of the financial statements:
              -   a  current tax  liability  or  asset  is  recognized  for  the estimated taxes  payable or refundable  on tax returns for the current year;
              -   a deferred  tax  liability or  asset  is  recognized  for  the
                  estimated  future  tax   effects  attributable   to  temporary
                  differences and carryforwards;
              -   the  measurement of current and deferred tax  liabilities  and assets is based on  provisions  of the enacted tax law and the effects of potential  future  changes in tax laws or rates are not considered; and
              -   the value of deferred tax assets is reduced, if necessary,  by the  amount  of any tax  benefits  that,  based  on  available evidence, are not expected to be realized.
         We determine deferred taxes separately for each tax-paying component (an entity or a group of entities that is consolidated for tax purposes) in each tax jurisdiction. That determination includes the following procedures:
              -   identify   the  types   and  amounts   of  existing  temporary
                  differences;
              -   measure the total deferred tax liability for taxable temporary differences using the applicable tax rate;
              -   measure the total deferred tax asset for deductible  temporary
                  differences  and  operating  loss   carryforwards   using  the
                  applicable tax rate;

              -   measure the  deferred  tax  assets for each type of tax credit carryforward; and
              -   reduce  the deferred  tax assets by a  valuation allowance if, based on available evidence, it is more  likely than  not that
                  some  portion  or all of   the deferred tax assets will not be
                  realized prior to expiration,  or that future deductibility is uncertain.
         This methodology requires a significant amount of judgment regarding assumptions and the use of estimates, which can create significant variances between actual results and estimates. Examples include the forecasting of our effective tax rate and the potential realization of deferred tax assets in the future, such as utilization of foreign tax credits. This process involves making forecasts of current and future years' United States taxable income, foreign taxable income and related taxes in order to estimate the foreign tax credits. Unforeseen events, such as the timing of asbestos or silica settlements, and other tax timing issues may significantly affect these estimates. These factors can affect the accuracy of our tax account balances and impact our future reported earnings.
         Loss contingencies
         Asbestos. Prior to June 2002, we provided for known outstanding asbestos and silica claims because we did not have sufficient information to make a reasonable estimate of future unknown asbestos and silica claims liability. DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses.
         The methodology utilized by Dr. Rabinovitz to project DII Industries' and its subsidiaries' asbestos and silica related liabilities and defense costs relied upon and included:
              -   an analysis of historical asbestos and silica settlements  and defense costs;
              -   an analysis  of the  pending  inventory of asbestos and silica related claims;
              -   an  analysis  of the claims  filing  history for  asbestos and silica  related claims  since  January  2000  (two-year  claim history) and alternatively since January 1997 (five-year claim history);
              -   an analysis of  the population likely to  have been exposed or claim  exposure  to  specific  products  or  construction  and renovation projects; and
              -   epidemiological studies  to estimate  the number of people who might allege exposure to products.
         Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, Kellogg, Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last two years (particularly in 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for five more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation, Dr. Rabinovitz alternatively assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
              -   an assumption  that  there  will be no  legislative  or  other systemic changes to the tort system;
              -   that we will continue to aggressively defend against  asbestos and silica claims made against us;
              -   an  inflation rate of 3% annually  for settlement payments and an inflation rate of 4% annually for defense costs; and
              -   we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker bankruptcy.
         Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion as of June 30, 2002 (which includes payments related to the approximately 347,000 claims currently pending). The lower end of the range is calculated by using an average of the last five years of asbestos and silica claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos and silica claim filings in projecting the rate of future claims.

         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries. The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries, Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle.
         Please see "Liquidity and Capital Resources" for a discussion of the prerequisites to reaching a conclusion of the settlement.
         Asbestos and Silica Liability Estimate as of December 31, 2002. We currently do not believe that completion of the proposed global settlement is probable as defined by Statement of Financial Accounting Standards No. 5. If the proposed global settlement is not completed, we will continue to resolve asbestos and silica claims in the tort system or, in the case of Harbison-Walker claims (see Note 12 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings. Given the uncertainties surrounding the completion of the global settlement and the uncertainty as to the amounts that could be paid under the proposed global settlement, we believe Dr. Rabinovitz's study continues to provide the best possible range of estimated loss associated with known and future asbestos and silica claims liabilities. As a result of negotiating the proposed global settlement, we have determined that the best estimate of the probable loss is $3.4 billion ($3.5 billion estimate as of June 30, 2002 in Dr. Rabinovitz's study less $50 million in payments in the third and fourth quarter of 2002) and we have adjusted our liability to this amount at December 31, 2002.
         Insurance Recoveries. In 2002, we retained Peterson Consulting, a nationally-recognized consultant in liability and insurance, to work with us to project the amount of probable insurance recoveries using the current and future asbestos and silica liabilities recorded by us at December 31, 2002. Using Dr. Rabinovitz's estimate of liabilities through 2052 using the two-year elevated rate of asbestos and silica claim filings, Peterson Consulting assisted us in conducting an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs. In conducting this analysis, Peterson Consulting:
              - reviewed DII Industries historical course of dealings with its insurance companies concerning the payment of asbestos and silica related claims, including DII Industries 15 year litigation and settlement history;
              - reviewed the terms of DII Industries' prior and current coverage-in-place settlement agreements;
              - reviewed the status of DII Industries' and Kellogg, Brown & Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Based on these reviews, analyses and discussions, Peterson Consulting assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos and silica liabilities. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to DII Industries' insurance programs.
         Based on Peterson Consulting analysis of the probable insurance recoveries, we increased our insurance receivable to $2.1 billion at December 31, 2002. The insurance receivable recorded by us does not assume any recovery from insolvent carriers and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurance that these assumptions will be accurate. The insurance receivables recorded at December 31, 2002 do not exhaust applicable insurance coverage for asbestos and silica related liabilities.
         Projecting future events is subject to many uncertainties that could cause the asbestos and silica related liabilities and insurance recoveries to be higher or lower than those projected and accrued, such as:
              - the number of future asbestos and silica related lawsuits to be filed against DII Industries and Kellogg, Brown & Root;
              -   the average cost to resolve such future lawsuits;
              - coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time;
              - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies; and
              - the continuing solvency of various insurance companies. Possible Additional Accruals. Should the proposed global settlement become probable as defined by Statement of Financial Accounting Standards No. 5, we would adjust our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims. The settlement amount would be up to $4.0 billion, consisting of up to $2.775 billion in cash, 59.5 million Halliburton shares and notes with a net present value expected to be less than $100 million. Assuming the revised liability would be $4.0 billion, we would also increase our probable insurance recoveries to $2.3 billion. The impact on our income statement would be an additional pretax charge of $322 million ($288 million after-tax). This accrual (which values our stock to be contributed at $1.1 billion using our stock price at December 31, 2002 of $18.71) would then be adjusted periodically based on changes in the market price of our common stock until the common stock is contributed to a trust for the benefit of the claimants.
         Continuing Review. Given the inherent uncertainty in making future projections, we plan to have the projections periodically reexamined, and update them based on our experience and other relevant factors such as changes in the tort system, the resolution of the bankruptcies of various asbestos defendants, and our proposed global settlement. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries and Kellogg, Brown & Root's various lawsuits against their insurance companies, factors related to the global settlement, if consummated, and other developments that may impact the probable insurance recoveries.
         Litigation. We are currently involved in other legal proceedings not involving asbestos and silica. As discussed in Note 12 of our consolidated financial statements, as of December 31, 2002, we have accrued an estimate of the probable costs for the resolution of these claims. Attorneys in our legal department specializing in litigation claims, monitor and manage all claims filed against us. The estimate of probable costs related to these claims is developed in consultation with outside legal counsel representing us in the defense of these claims. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We attempt to resolve claims through mediation and arbitration where possible. If the actual settlement costs and final judgments, after appeals, differ from our estimates, our future financial results may be adversely affected.

OFF BALANCE SHEET RISK

         On April 15, 2002, we entered into an agreement to sell certain of our accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws, and the assets of the funding subsidiary are not available to pay any creditors of Halliburton or of its subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies, and is fully consolidated and reported in our financial statements.
         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. No additional amounts were received from our accounts receivable facility since the second quarter of 2002. The total amount outstanding under this facility was $180 million as of December 31, 2002. We continue to service, administer and collect the receivables on behalf of the purchaser. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheet and as an increase in cash flows from operating activities in our consolidated statement of cash flows.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our various long-term contractual obligations:

                                            Payments due
                           ------------------------------------------------
Millions of dollars           2003      2004     2005     2006      2007    Thereafter     Total
---------------------------------------------------------------------------------------------------
Long-term debt              $   295     $   21   $  20   $  293    $    8     $   826    $  1,463
Operating leases                119         83      63       55        40         249         609
Capital leases                    1          1       1        -         -           -           3
---------------------------------------------------------------------------------------------------
Total contractual
   obligations              $   415     $  105   $  84   $  348    $   48     $ 1,075    $  2,075
===================================================================================================

         Included in long-term debt is an additional $13 million at December 31, 2002 related to the terminated interest rate swaps.
         We also have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services and we are currently above these levels. In the normal course of business we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $204 million which relate to our joint ventures' operations.
         Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos and silica liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global settlement through December 31, 2003.
         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering another $160 million of letters of credit at December 31, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $121 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services, one downgrade from our current ratings. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.

FINANCIAL INSTRUMENT MARKET RISK

         We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
              -   volatility of the currency rates;
              -   time horizon of the derivative instruments;
              -   market cycles; and
              -   the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material. See Note 1 to the financial statements for additional information on our accounting policies on derivative instruments. See Note 19 to the financial statements for additional disclosures related to derivative instruments.
         Interest rate risk. We have exposure to interest rate risk from our long-term debt and related interest rate swaps.
         The following table represents principal amounts of our long-term debt at December 31, 2002 and related weighted average interest rates by year of maturity for our long-term debt.

Millions of dollars           2003       2004      2005      2006      2007    Thereafter    Total
------------------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate debt               $ 140      $  2     $   1     $  274    $   -     $  825      $ 1,242
Weighted average
    interest rate              8.0%      7.7%      7.0%       6.0%        -       7.4%         7.1%
Variable rate debt            $ 155      $ 19     $  19     $   19    $   8     $    1      $   221
Weighted average
    interest rate              2.3%      5.4%      5.4%       5.4%     5.4%       5.8%         3.2%
======================================================================================================

         Fair market value of long-term debt was $1.3 billion as of December 31, 2002.
         In the second quarter 2002, we terminated our interest rate swap agreement on our 8% senior notes. The notional amount of the swap agreement was $139 million. This interest rate swap was designated as a fair value hedge under SFAS No. 133. Upon termination, the fair value of the interest rate swap was $0.5 million. In the fourth quarter 2002, we terminated our interest rate swap agreement on our 6% fixed rate medium-term notes. The notional amount of the swap agreement was $150 million. This interest rate swap was designated as a fair value hedge under SFAS No. 133. Upon termination, the fair value of the interest rate swap was $13 million. These swaps had previously been classified in "Other assets" on the balance sheet. The fair value adjustment to these debt instruments that were hedged will remain and be amortized as a reduction in interest expense using the "Effective Yield Method" over the remaining life of the notes.

REORGANIZATION OF BUSINESS OPERATIONS

         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and KBR, representing the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries, Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of business operations facilitated the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions, which were previously shared, were moved into the two business groups. As a result, we took actions during 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group. In 2002, we incurred approximately $107 million for the year of personnel reduction costs and asset related write-offs. Of this amount, $8 million remains in accruals for severance arrangements and approximately $2 million for other items. We expect these remaining payments will be made during 2003. Reorganization charges for 2002 consisted of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20 million in professional fees related to the restructuring;
                  and
              -   $6 million related to contract terminations.
         Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses. See Note 14 to the financial statements.
         In the fourth quarter of 2000 we approved a plan to reorganize our engineering and construction businesses into one business unit. This restructuring was undertaken because our engineering and construction businesses continued to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses were not positive. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure, including write-offs of equipment and licenses of $10 million, engineering reference designs of $4 million and capitalized software of $6 million, and recorded severance costs of $16 million. Of these charges, $30 million was reflected under the captions cost of services and $6 million as general and administrative in our 2000 consolidated statements of income. Severance and related costs of $16 million were for the reduction of approximately 30 senior management positions. In January 2002, the last of the personnel actions was completed and we have no remaining accruals related to the 2000 restructuring. See Note 14 to the financial statements.

ENVIRONMENTAL MATTERS

         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established a liability. As of December 31, 2002, those ten sites accounted for $8 million of our total $48 million liability. See Note 12 to the financial statements.

FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-K are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "do not anticipate," and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially adversely affect our financial condition and results of operations, including risks relating to:
         Asbestos
              - completion of the proposed global settlement, prerequisites to which include:
                      -    agreement  on the amounts  to be  contributed to  the
                           trust for the benefit of current silica claimants;
                      -    our due diligence  review for  product  exposure  and
                           medical basis for claims;
                      - agreement on procedures for distribution of settlement funds to individuals claiming personal injury;
                      - definitive agreement on a plan of reorganization and disclosure statement relating to the proposed settlement;
                      - arrangement of acceptable financing to fund the proposed settlement;
                      -    Board of Directors approval;
                      - obtaining approval from 75% of current asbestos claimants to the plan of reorganization implementing the proposed global settlement; and
                      - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization;
              - the results of being unable to complete the proposed global settlement, including:
                      - continuing asbestos and silica litigation against us, which would include the possibility of substantial adverse judgments, the timing of which could not be controlled or predicted, and the obligation to provide appeals bonds pending any appeal of any such judgment, some or all of which may require us to post cash collateral;
                      - current and future asbestos claims settlement and defense costs, including the inability to completely control the timing of such costs and the possibility of increased costs to resolve personal injury claims;
                      - the possibility of an increase in the number and type of asbestos and silica claims against us in the future;
                      - future events in the Harbison-Walker bankruptcy proceeding, including the possibility of discontinuation of the temporary restraining order entered by the Harbison-Walker bankruptcy court that applies to over 200,000 pending claims against DII Industries; and
                      - any adverse changes to the tort system allowing additional claims or judgments against us;
              - the results of being unable to recover, or being delayed in recovering, insurance reimbursement in the amounts anticipated to cover a part of the costs incurred defending asbestos and silica claims, and amounts paid to settle claims or as a result of court judgments, due to:
                      - the inability or unwillingness of insurers to timely reimburse for claims in the future;
                      - disputes as to documentation requirements for DII Industries in order to recover claims paid;
                      - the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company or Federal-Mogul Products, Inc.;
                      -    the insolvency  or reduced  financial   viability  of
                           insurers;
                      - the cost of litigation to obtain insurance reimbursement; and
                      - adverse court decisions as to our rights to obtain insurance reimbursement;
              - the results of recovering, or agreeing in settlement of litigation to recover, less insurance reimbursement than the insurance receivable recorded in our financial statements;
              - continuing exposure to liability even after the proposed settlement is completed, including exposure to:

                      -    any claims by claimants exposed outside of the United
                           States;
                      -    possibly  any  claims  based  on  future  exposure to
                           silica;
                      -    property  damage  claims as a result of  asbestos and
                           silica use; or
                      -    any claims against any other subsidiaries or business
                           units  of Halliburton  that would not be  released in
                           the  Chapter   11  proceeding   through   the  524(g)
                           injunction;
              - liquidity risks resulting from being unable to complete a global settlement or timely recovery of insurance reimbursement for amounts paid, each as discussed further below; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;
         Liquidity
              - adverse financial developments that could affect our available cash or lines of credit, including:
                      -    the effects  described  above of not  completing  the
                           proposed  global  settlement  or not  being  able  to
                           timely recover  insurance  reimbursement  relating to
                           amounts paid as part of a global  settlement  or as a
                           result of judgments against us or settlements paid in
                           the absence of a global settlement;
                      -    our inability to provide cash  collateral for letters
                           of credit or any bonding  requirements from customers
                           or as a  result  of  adverse  judgments  that  we are
                           appealing; and
                      -    a reduction in our credit ratings as a result of the
                           above or due to other adverse developments;
              - requirements to cash collateralize letters of credit and surety bonds by issuers and beneficiaries of these instruments in reaction to:
                      -    our plans to place DII Industries,  Kellogg,  Brown &
                           Root   and  some  of   their   subsidiaries   into  a
                           pre-packaged  Chapter  11  bankruptcy  as part of the
                           proposed global settlement;
                      -    in the absence  of a global  settlement,  one or more
                           substantial adverse judgments;
                      -    not  being   able   to   timely   recover   insurance
                           reimbursement; or
                      -    a reduction in credit ratings;
              - our ability to secure financing on acceptable terms to fund our proposed global settlement;
              - defaults that could occur under our and our subsidiaries' debt documents as a result of a Chapter 11 filing unless we are able to obtain consents or waivers to those events of default, which events of default could cause defaults under other of our credit facilities and possibly result in an obligation to immediately pay amounts due thereunder;
              - actions by issuers and beneficiaries of current letters of credit to draw under such letters of credit prior to our completion of a new letter of credit facility that is intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements;
              - obtaining debtor-in-possession financing for DII Industries, Kellogg, Brown & Root and their subsidiaries prior to filing a Chapter 11 proceeding;
              - reductions in our credit ratings by rating agencies, which could result in:
                      -    the  unavailability  of borrowing capacity  under our
                           existing $350 million line of credit facility, which is only available to us if we maintain an investment grade credit rating;
                      -    reduced access to lines of credit, credit markets and
                           credit from suppliers under acceptable terms;
                      -    borrowing costs in the future; and
                      -    inability to issue letters of credit and surety bonds
                           with or without cash collateral;
              -   debt and letter of credit covenants;
              -   volatility in the surety bond market;
              - availability of financing from the United States Export/Import Bank;
              -   ability to raise capital via the sale of stock; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;

         Legal
              - litigation, including, for example, class action shareholder and derivative lawsuits, contract disputes, patent infringements, and environmental matters;
              - any adverse outcome of the SEC's current investigation into Halliburton's accounting policies, practices and procedures that could result in sanctions and the payment of fines or penalties, restatement of financials for years under review or additional shareholder lawsuits;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - restrictions on our ability to provide products and services to Iran, Iraq and Libya, all of which are significant producers of oil and gas;
              - protective government regulation in many of the countries where we operate, including, for example, regulations that:
                      -    encourage or mandate the hiring of local contractors;
                           and
                      - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
              - potentially adverse reaction, and time and expense responding to, the increased scrutiny of Halliburton by regulatory authorities, the media and others;
              - potential liability and adverse regulatory reaction in Nigeria to the theft from us of radioactive material used in wireline logging operations;
              - environmental laws and regulations, including, for example, those that:
                      -    require    emission    performance    standards   for
                           facilities; and
                      - the potential regulation in the United States of our Energy Services Group's hydraulic fracturing services and products as underground injection; and
              - the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations would negatively impact our Energy Services Group operating income;
         Effect of Chapter 11 Proceedings
              - the adverse effect on the ability of the subsidiaries that are proposed to file a Chapter 11 proceeding to obtain new orders from current or prospective customers;
              - the potential reluctance of current and prospective customers and suppliers to honor obligations or continue to transact business with the Chapter 11 filing entities;
              - the potential adverse effect of the Chapter 11 filing of negotiating favorable terms with customers, suppliers and other vendors;
              - a prolonged Chapter 11 proceeding that could adversely affect relationships with customers, suppliers and employees, which in turn could adversely affect our competitive position, financial condition and results of operations and our ability to implement the proposed plan of reorganization; and
              - the adverse affect on our financial condition or results of operations as a result of the foregoing;
         Geopolitical
              -   armed conflict in the Middle East that could:
                      -    impact the demand and pricing for oil and gas;
                      -    disrupt our  operations in  the region and elsewhere;
                           and
                      -    increase our costs for security worldwide;
              - unsettled political conditions, consequences of war or other armed conflict, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions in many oil producing countries and countries in which we provide governmental logistical support that could adversely affect our revenues and profit. Countries where we operate which have significant amounts of political risk include Afghanistan, Algeria, Angola, Colombia, Indonesia, Libya, Nigeria, Russia, and Venezuela. For example, the national strike in Venezuela as well as seizures of offshore oil rigs by protestors and cessation of operations by some of our customers in Nigeria have disrupted our Energy Services Group's ability to provide services and products to our customers in these countries during 2002 and likely will continue to do so in 2003; and

              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002. For example, the changes in Argentina exchange rates in late 2001 and early 2002 were detrimental to results of our Energy Services Group operations in Argentina;
         Weather related
              - severe weather that impacts our business, particularly in the Gulf of Mexico where we have significant operations. Impacts may include:
                      -    evacuation of  personnel and curtailment of services;
                      - weather related damage to offshore drilling rigs resulting in suspension of operations;
                      -    weather related damage to our facilities;
                      - inability to deliver materials to jobsites in accordance with contract schedules; and
                      -    loss of productivity; and
              - demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business. As a result, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers. Conversely, colder than normal winters in the United States result in increased demand for our services to gas producers;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in the Balkans;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers including, for example, the merger of Conoco and Phillips Petroleum, has caused customers to reduce their capital spending which has negatively impacted the demand for our services and products;
              - potential adverse customer reaction, including potential draws upon letters of credit, due to their concerns about our plans to place DII Industries, Kellogg, Brown & Root and some of their subsidiaries into a pre-packaged bankruptcy as part of the global settlement;
              - customer personnel changes due to mergers and consolidation which impacts the timing of contract negotiations and settlements of claims;
              - claim negotiations with engineering and construction customers on cost and schedule variances and change orders on major projects, including, for example, the Barracuda-Caratinga project in Brazil; and
              - ability of our customers to timely pay the amounts due us; Industry
              -   changes  in oil  and gas  prices,  among  other things, result from:
                      -    the armed conflict in the Middle East;
                      - OPEC's ability to set and maintain production levels and prices for oil;
                      -    the level of oil production  by  non-OPEC  countries;
                      - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves; and
                      - the level of demand for oil and natural gas, especially natural gas in the United States;
              - obsolescence of our proprietary technologies, equipment and facilities, or work processes;
              - changes in the price or the availability of commodities that we use;
              -   our  ability  to obtain key insurance  coverage on  acceptable terms;
              - nonperformance, default or bankruptcy of joint venture partners, key suppliers or subcontractors;
              - performing fixed-price projects, where failure to meet schedules, cost estimates or performance targets could result in reduced profit margins or losses;
              - entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and

              - the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                      - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                      -    the value  and time  period of the  derivative  being
                           different than the exposures or cash flows being hedged;
         Systems
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              -   integration   of   acquired   businesses   into   Halliburton,
                  including:
                      - standardizing information systems or integrating data from multiple systems;
                      - maintaining uniform standards, controls, procedures, and policies; and
                      - combining operations and personnel of acquired businesses with ours;
              - effectively restructuring operations and personnel within Halliburton including, for example, the segregation of our business into two operating subsidiary groups under Halliburton;
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen  to our  quarterly  earnings  release  conference  calls  with  financial analysts.
         No assurance can be given that our financial condition or results of operations would not be materially and adversely affected by some of the events described above, including:
              -   the inability to complete a global settlement;
              - in the absence of a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs relating to claims against us;
              - liquidity issues resulting from failure to complete a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs, and resulting or concurrent credit ratings downgrades and/or demand for cash collateralization of letters of credit or surety bonds;
              - the filing of Chapter 11 proceedings by some of our subsidiaries or a prolonged Chapter 11 proceeding; and
              - adverse geopolitical developments, including armed conflict, civil disturbance and unsettled political conditions in foreign countries in which we operate.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. We currently account for liabilities associated with asset retirement obligations under existing accounting standards, such as SFAS 19, SFAS 5, SOP 96-1, and EITF 89-30, which do not require the asset retirement obligations to be recorded at fair value and in some instances do not require the costs to be recognized in the carrying amount of the related asset. The new standard is effective for us beginning January 1, 2003, and the effects of this standard will be immaterial to our future financial condition and we estimate will require a charge of less than $10 million after-tax as a cumulative effect of a change in accounting principle.

         In July 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when the liabilities are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and some employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and would only affect the timing of charges associated with any future exit or disposal activity.
         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim and annual periods ending December 15, 2002. The adoption of FIN 45 will not have a material effect on our consolidated financial position and results of operations.
         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). This statement requires specified variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003 and beginning July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Our exposure to variable interest entities is limited and, therefore, the adoption of FIN 46 is not expected to have a material impact on our consolidated financial position and results of operations.

RESPONSIBILITY FOR FINANCIAL REPORTING


         We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.
         Our 2002 financial statements have been audited by the independent accounting firm, KPMG LLP. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Halliburton's Audit Committee of the Board of Directors consists of directors who, in the business judgment of the Board of Directors, are independent under the New York Stock Exchange listing standards. The Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process. Integral to this process is the Audit Committee's review and discussion with management and the external auditors of the quarterly and annual financial statements prior to their respective filing.
         We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes:
              - a documented organizational structure and division of responsibility;
              -   established  policies  and  procedures,  including  a code  of conduct to foster a strong ethical climate which is communicated throughout the company; and
              - the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Board of Directors. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. In accordance with the Securities and Exchange Commission's rules to improve the reliability of financial statements, our 2002 interim financial statements were reviewed by KPMG LLP.
         There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.
         We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 2002, our system of internal control over financial reporting met those criteria.


Halliburton Company
by



        /s/ DAVID J. LESAR                         /s/   DOUGLAS L. FOSHEE
-------------------------------------          ---------------------------------
            David J. Lesar                               Douglas L. Foshee
         Chairman of the Board,                     Executive Vice President and
             President and                            Chief Financial Officer
         Chief Executive Officer

INDEPENDENT AUDITOR'S REPORT





TO THE SHAREHOLDERS AND
BOARD OF DIRECTORS OF HALLIBURTON COMPANY:


We have audited the accompanying consolidated balance sheet of Halliburton Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying 2001 and 2000 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 4 to the consolidated financial statements and before the revision described in Note 22 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to matters discussed in Note 9 to those financial statements, as to which the date was February 21, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. Also, as described in Note 22, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 22 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Halliburton Company and subsidiaries other than with respect to such adjustments and revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


  /s/  KPMG LLP
-------------------
       KPMG LLP

Houston, Texas
March 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



This report is a copy of a previously issued report, the predecessor auditor has not reissued this report, the previously issued report refers to financial statements not physically included in this document, and the prior-period financial statements have been revised or restated.



TO THE SHAREHOLDERS AND
BOARD OF DIRECTORS OF HALLIBURTON COMPANY:


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



Arthur Andersen LLP
Dallas, Texas

January 23, 2002 (Except with respect to certain matters discussed in Note 9, as to which the date is February 21, 2002.)

                               HALLIBURTON COMPANY
                      Consolidated Statements of Operations
             (Millions of dollars and shares except per share data)
                                                                              Years ended December 31
                                                                  -------------------------------------------------
                                                                       2002             2001            2000
  -----------------------------------------------------------------------------------------------------------------
  Revenues:
  Services                                                          $  10,658        $  10,940       $  10,185
  Product sales                                                         1,840            1,999           1,671
  Equity in earnings of unconsolidated affiliates                          74              107              88
  -----------------------------------------------------------------------------------------------------------------
  Total revenues                                                    $  12,572        $  13,046       $  11,944
  -----------------------------------------------------------------------------------------------------------------
  Operating costs and expenses:
  Cost of services                                                  $  10,737        $   9,831       $   9,755
  Cost of sales                                                         1,642            1,744           1,463
  General and administrative                                              335              387             352
  Gain on sale of marine vessels                                            -                -             (88)
  Gain on sale of business assets                                         (30)               -               -
  -----------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                $  12,684        $  11,962       $  11,482
  -----------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                (112)           1,084             462
  Interest expense                                                       (113)            (147)           (146)
  Interest income                                                          32               27              25
  Foreign currency losses, net                                            (25)             (10)             (5)
  Other, net                                                              (10)               -              (1)
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income taxes,
      minority interest, and change in accounting method, net            (228)             954             335
  Provision for income taxes                                              (80)            (384)           (129)
  Minority interest in net income of subsidiaries                         (38)             (19)            (18)
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before change in
      accounting method, net                                             (346)             551             188
  -----------------------------------------------------------------------------------------------------------------
  Discontinued operations:
  Income (loss) from discontinued operations, net of tax
      (provision) benefit of $154, $20, and ($60)                        (652)             (42)             98
  Gain on disposal of discontinued operations, net of tax
  provision
      of $0, $199, and $141                                                 -              299             215
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from discontinued operations, net                        (652)    -        257             313
  -------------------------------------------------------------------------------- --------------------------------
  Cumulative effect of change in accounting method, net                     -                1               -
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (998)       $     809       $     501
  =================================================================================================================

  Basic income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting method, net                                     $    (0.80)      $     1.29      $     0.42
  Income (loss) from discontinued operations                             (1.51)           (0.10)           0.22
  Gain on disposal of discontinued operations                                -             0.70            0.49
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (2.31)      $     1.89      $     1.13
  =================================================================================================================

  Diluted income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting method, net                                     $    (0.80)      $     1.28      $     0.42
  Income (loss) from discontinued operations                             (1.51)           (0.10)           0.22
  Gain on disposal of discontinued operations                                -             0.70            0.48
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (2.31)      $     1.88      $     1.12
  =================================================================================================================

  Basic average common shares outstanding                                  432              428             442
  Diluted average common shares outstanding                                432              430             446






   See notes to annual financial statements.

                               HALLIBURTON  COMPANY
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)
                                                                                          December 31
                                                                                   --------------------------
                                                                                        2002        2001
  -----------------------------------------------------------------------------------------------------------
                                        Assets
    Current assets:
    Cash and equivalents                                                              $  1,107    $    290
    Receivables:
    Notes and accounts receivable (less allowance for bad debts of $157 and $131)        2,533       3,015
    Unbilled work on uncompleted contracts                                                 724       1,080
  -----------------------------------------------------------------------------------------------------------
    Total receivables                                                                    3,257       4,095
    Inventories                                                                            734         787
    Current deferred income taxes                                                          200         154
    Other current assets                                                                   262         247
  -----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 5,560       5,573
    Net property, plant and equipment                                                    2,629       2,669
    Equity in and advances to related companies                                            413         551
    Goodwill                                                                               723         720
    Noncurrent deferred income taxes                                                       607         410
    Insurance for asbestos and silica related liabilities                                2,059         612
    Other assets                                                                           853         431
  -----------------------------------------------------------------------------------------------------------
    Total assets                                                                      $ 12,844    $ 10,966
  ===========================================================================================================
                          Liabilities and Shareholders' Equity
    Current liabilities:
    Short-term notes payable                                                          $     49    $     44
    Current maturities of long-term debt                                                   295          81
    Accounts payable                                                                     1,077         917
    Accrued employee compensation and benefits                                             370         357
    Advance billings on uncompleted contracts                                              641         611
    Deferred revenues                                                                      100          99
    Income taxes payable                                                                   148         194
    Other current liabilities                                                              592         605
  -----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            3,272       2,908
    Long-term debt                                                                       1,181       1,403
    Employee compensation and benefits                                                     756         570
    Asbestos and silica related liabilities                                              3,425         737
    Other liabilities                                                                      581         555
    Minority interest in consolidated subsidiaries                                          71          41
  -----------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    9,286       6,214
  -----------------------------------------------------------------------------------------------------------
    Shareholders' equity:
    Common shares, par value $2.50 per share - authorized 600 shares,
         issued 456 and 455 shares                                                       1,141       1,138
    Paid-in capital in excess of par value                                                 293         298
    Deferred compensation                                                                  (75)        (87)
    Accumulated other comprehensive income                                                (281)       (236)
    Retained earnings                                                                    3,110       4,327
  -----------------------------------------------------------------------------------------------------------
                                                                                         4,188       5,440
    Less 20 and 21 shares of treasury stock, at cost                                       630         688
  -----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                           3,558       4,752
  -----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                        $ 12,844    $ 10,966
  ===========================================================================================================

      See notes to annual financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                                                         Years ended December 31
                                                                -------------------------------------------
                                                                     2002          2001          2000
-----------------------------------------------------------------------------------------------------------
  Common stock (number of shares)
  Balance at beginning of year                                         455           453           448
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                   -*            1             4
  Shares issued for acquisition                                          1             1             1
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                               456           455           453
===========================================================================================================
  Common stock (dollars)
  Balance at beginning of year                                     $ 1,138       $ 1,132       $ 1,120
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                   1             2             9
  Shares issued for acquisition                                          2             4             3
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $ 1,141       $ 1,138       $ 1,132
===========================================================================================================
  Paid-in capital in excess of par value
  Balance at beginning of year                                     $   298       $   259       $    68
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                 (24)           30           109
  Tax benefit                                                           (5)           (2)           38
  Shares issued for acquisition, net                                    24            11            44
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $   293       $   298       $   259
===========================================================================================================
  Deferred compensation
  Balance at beginning of year                                     $   (87)      $   (63)      $   (51)
  Current year awards, net of tax                                       12           (24)          (12)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $   (75)      $   (87)      $   (63)
===========================================================================================================
  Accumulated other comprehensive income
  Cumulative translation adjustment                                $  (121)      $  (205)      $  (275)
  Pension liability adjustment                                        (157)          (27)          (12)
  Unrealized loss on investments and derivatives                        (3)           (4)           (1)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $  (281)      $  (236)      $  (288)
===========================================================================================================
  Cumulative translation adjustment
  Balance at beginning of year                                     $  (205)      $  (275)      $  (185)
  Sales of subsidiaries                                                 15           102            11
  Current year changes                                                  69           (32)         (101)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $  (121)      $  (205)      $  (275)
===========================================================================================================

      *  Actual shares issued in 2002 were 357,000.
      (continued on next page)

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                   (continued)
                                                                            Years ended December 31
                                                                  --------------------------------------------
                                                                       2002          2001          2000
--------------------------------------------------------------------------------------------------------------
   Pension liability adjustment
   Balance at beginning of year                                       $   (27)      $   (12)      $   (19)
   Sale of subsidiary                                                       -            12             7
   Current year change, net of tax                                       (130)          (27)            -
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $  (157)      $   (27)      $   (12)
==============================================================================================================
   Unrealized gain (loss) on investments
   Balance at beginning of year                                       $    (4)      $    (1)      $     -
   Current year unrealized gain (loss) on investments and
     derivatives                                                            1            (3)           (1)
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $    (3)      $    (4)      $    (1)
==============================================================================================================
   Retained earnings
   Balance at beginning of year                                       $ 4,327       $ 3,733       $ 3,453
   Net income (loss)                                                     (998)          809           501
   Cash dividends paid                                                   (219)         (215)         (221)
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $ 3,110       $ 4,327       $ 3,733
==============================================================================================================
   Treasury stock (number of shares)
   Beginning of year                                                       21            26             6
   Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                            (2)           (2)            -
   Shares issued for acquisition                                            -            (4)            -
   Shares purchased                                                         1             1            20
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                  20            21            26
==============================================================================================================
   Treasury stock (dollars)
   Beginning of year                                                  $   688       $   845       $    99
   Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                           (62)          (51)          (23)
   Shares issued for acquisition                                            -          (140)            -
   Shares purchased                                                         4            34           769
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $   630       $   688       $   845
==============================================================================================================
   Comprehensive income (loss)
   Net income (loss)                                                  $  (998)      $   809       $   501
--------------------------------------------------------------------------------------------------------------
   Cumulative translation adjustment, net of tax                           69           (32)         (101)
   Less reclassification adjustments for losses included in
     net income                                                            15           102            11
--------------------------------------------------------------------------------------------------------------
   Net cumulative translation adjustment                                   84            70           (90)
--------------------------------------------------------------------------------------------------------------
   Current year adjustment to minimum pension liability, net of          (130)          (15)            7
   tax
   Unrealized gain/(loss) on investments and derivatives                    1            (3)           (1)
--------------------------------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                  $(1,043)      $   861       $   417
==============================================================================================================

      See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                                                               Years ended December 31
                                                                       -----------------------------------------
                                                                           2002          2001         2000
----------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
   Net income (loss)                                                      $   (998)    $    809      $    501
   Adjustments to reconcile net income to net cash from operations:
   Loss (income) from discontinued operations                                  652         (257)         (313)
   Depreciation, depletion and amortization                                    505          531           503
   Provision (benefit) for deferred income taxes                              (151)          26            (6)
   Distributions from (advances to) related companies, net of equity
     in (earnings) losses                                                        3            8           (64)
   Change in accounting method, net                                              -           (1)            -
   Gain on sale of assets                                                      (22)           -             -
   Gain on option component of joint venture sale                               (3)           -             -
   Asbestos and silica related liabilities, net                                588           96             4
   Accrued special charges                                                       -           (6)          (63)
   Other non-cash items                                                        101           (3)          (22)
   Other changes, net of non-cash items:
   Receivables and unbilled work on uncompleted contracts                      675         (199)         (896)
   Sale of receivables, net                                                    180            -             -
   Inventories                                                                  62          (91)            8
   Accounts payable                                                             71          118           170
   Other working capital, net                                                  (78)         122           155
   Other operating activities                                                  (23)        (124)          (34)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                1,562        1,029           (57)
----------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
   Capital expenditures                                                       (764)        (797)         (578)
   Sales of property, plant and equipment                                      266          120           209
   Acquisitions of businesses, net of cash acquired                              -         (220)          (10)
   Dispositions of businesses, net of cash disposed                            170           61            19
   Proceeds from sale of securities                                             62            -             -
   Investments - restricted cash                                              (187)           4             5
   Other investing activities                                                  (20)         (26)          (56)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                 (473)        (858)         (411)
----------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
   Proceeds from long-term borrowings                                           66          425             -
   Payments on long-term borrowings                                            (81)         (13)         (308)
   (Repayments) borrowings of short-term debt, net                              (2)      (1,528)          629
   Payments of dividends to shareholders                                      (219)        (215)         (221)
   Proceeds from exercises of stock options                                      -           27           105
   Payments to reacquire common stock                                           (4)         (34)         (769)
   Other financing activities                                                   (8)         (17)          (20)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                 (248)      (1,355)         (584)
----------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                     (24)         (20)           (9)
   Net cash flows from discontinued operations   (1)                             -        1,263           826
----------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and equivalents                                 817           59          (235)
   Cash and equivalents at beginning of year                                   290          231           466
----------------------------------------------------------------------------------------------------------------
   Cash and equivalents at end of year                                    $  1,107     $    290      $    231
================================================================================================================

    (continued on next page)

                               HALLIBURTON COMPANY
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                   (continued)
                                                                               Years ended December 31
                                                                      ------------------------------------------
                                                                           2002          2001         2000
----------------------------------------------------------------------------------------------------------------
  Supplemental disclosure of cash flow information:
  Cash payments during the year for:
  Interest                                                               $    104      $    132      $    144
  Income taxes                                                           $     94      $    382      $    310
  Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                      $      -      $     92      $     95
  Liabilities disposed of in dispositions of businesses                  $      -      $    500      $    499
================================================================================================================

    (1)Net cash flows from discontinued operations in 2001 include proceeds of $1.27 billion from the sale of the remaining businesses in Dresser Equipment Group and in 2000 proceeds of $913 million from the sales of Dresser-Rand in 2000 and Ingersoll-Dresser Pump in 1999. See Note 3.



    See notes to annual financial statements.

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note 1. Significant Accounting Policies
         We employ accounting policies that are in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
              - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
              -   the reported  amounts  of  revenues  and  expenses during  the reporting period.
Ultimate results could differ from those estimates.
         Description of Company. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers. We operate in two business segments:
              -   Energy Services Group; and
              -   Engineering and Construction Group.
The Energy Services Group segment provides discrete services and products and integrated solutions ranging from the initial evaluation of producing formations to drilling, completion, production and well maintenance. In addition, the segment is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. The Engineering and Construction Group segment, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide.
         Principles of consolidation. The consolidated financial statements include the accounts of our company and all of our subsidiaries in which we own greater than a 50% interest or control. All material intercompany accounts and transactions are eliminated. Investments in companies in which we own a 50% interest or less and have a significant influence are accounted for using the equity method and if we do not have significant influence we use the cost method. Prior year amounts have been reclassified to conform to the current year presentation.
         Revenue recognition. We recognize revenues as services are rendered or products are shipped. Generally the date of shipment corresponds to the date upon which the customer takes title to the product and assumes all risk and rewards of ownership. The distinction between services and product sales is based upon the overall activity of the particular business operation. Training and consulting service revenues are recognized as the services are performed. Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration.
         Engineering and construction contracts. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. Progress is generally based upon physical progress, man-hours or costs incurred based upon the appropriate method for the type of job. When revenue and costs are recorded from engineering and construction contracts, we comply with paragraph 81 of American Institute of Certified Public Accountants Statement of Position 81-1, also known as SOP 81-1. Under this method, revenues are recognized as the sum of costs incurred during the period plus the gross profit earned, measured using the percentage of completion method of accounting. All known or anticipated losses on contracts are provided for when they become evident in accordance with paragraph 85 of SOP 81-1. Claims and change orders which are in the process of being negotiated with customers, for extra work or changes in the scope of work, are included in revenue when collection is deemed probable. For more details of revenue recognition, including other aspects of engineering and construction accounting, including billings, claims and change orders and liquidated damages, see Note 8 and Note 12.
         Research and development. Research and development expenses are charged to income as incurred. See Note 4 for research and development expense by business segment.

         Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $11 million in 2002, $19 million in 2001 and $7 million in 2000. Amortization expense of software development costs was $19 million for 2002, $16 million for 2001 and $12 million for 2000. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed five years.
         Income per share. Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 13 for a reconciliation of basic and diluted income per share.
         Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. Some United States manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method. The cost of over 90% of the remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method. See Note 7.
         Property, plant and equipment. Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. We follow the successful efforts method of accounting for oil and gas properties. See Note 9.
         Maintenance and repairs. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. We use the accrue-in-advance method of accounting for major maintenance and repair costs of marine vessel dry docking expense and major aircraft overhauls and repairs. Under this method we anticipate the need for major maintenance and repairs and charge the estimated expense to operations before the actual work is performed. At the time the work is performed, the actual cost incurred is charged against the amounts that were previously accrued with any deficiency or excess charged or credited to operating expense.
         Goodwill. For acquisitions occurring prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods not exceeding 40 years through December 31, 2001. Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which precludes amortization of goodwill related to acquisitions completed subsequent to June 30, 2001. Additionally, SFAS No. 142 precludes the amortization of existing goodwill related to acquisitions completed prior to July 1, 2001 for periods beginning January 1, 2002. See Note 22 for discussion of this accounting change. SFAS No. 142 requires an entity to segregate its operations into "reporting units," which we have determined to be the same as our reportable operating segments, or the Energy Services Group and Engineering and Construction Group. Additionally, all goodwill has been assigned to one of these reporting units for purposes of determining impairment of the goodwill. Because goodwill and some intangible assets are no longer amortized, the reported amounts of goodwill and intangible assets are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.

         Income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.
         Derivative instruments. We enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates, interest rates and commodity prices. We do not enter into derivative transactions for speculative or trading purposes. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected immediately through the results of operations. If the derivative is designated as a hedge under SFAS No. 133, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against:
              -   the change in fair value  of the hedged assets, liabilities or firm commitments through earnings; or
              -   recognized in other comprehensive income until the hedged item is recognized in earnings.
The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses on the consolidated statements of operations. Gains or losses on interest rate derivatives are included in interest expense and gains or losses on commodity derivatives are included in operating income. During the three years ended December 31, 2002, we did not enter into any significant transactions to hedge commodity prices. See Note 11 for discussion of interest rate swaps and
Note 19 for further discussion of foreign currency exchange derivatives.
         Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenues, and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is the local currency translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity under "Cumulative translation adjustment".
         Loss contingencies. We accrue for loss contingencies based upon our best estimates in accordance with SFAS No. 5, "Accounting for Contingencies". See Note 12 for discussion of our significant loss contingencies.
         Stock-Based Compensation. At December 31, 2002, we have six stock-based employee compensation plans, which are described more fully in Note 17. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                       Assumptions                                 Weighted Average
           ---------------------------------------------------------------------
              Risk-Free         Expected           Expected         Expected        Fair Value of
            Interest Rate    Dividend Yield    Life (in years)     Volatility      Options Granted
------------------------------------------------------------------------------------------------------
2002             2.9%             2.7%                5                63%              $  6.89
2001             4.5%             2.3%                5                58%              $ 19.11
2000             5.2%             1.3%                5                54%              $ 21.57
======================================================================================================

           The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                      Years ended December 31
                                               ----------------------------------------
   Millions of dollars except per share data       2002        2001          2000
---------------------------------------------------------------------------------------
   Net income (loss), as reported                 $ (998)     $  809       $   501
   Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                              (26)        (42)          (41)
---------------------------------------------------------------------------------------
   Net income (loss), pro forma                   $(1,024)    $  767       $   460
=======================================================================================

   Basic earnings (loss) per share:
   As reported                                    $ (2.31)    $  1.89      $   1.13
   Pro forma                                      $ (2.37)    $  1.79      $   1.04
   Diluted earnings (loss) per share:
   As reported                                    $ (2.31)    $  1.88      $   1.12
   Pro forma                                      $ (2.37)    $  1.77      $   1.03
=======================================================================================

Note 2.  Acquisitions and Dispositions
         Magic Earth acquisition. We acquired Magic Earth, Inc., a 3-D visualization and interpretation technology company with broad applications in the area of data interpretation in November 2001 for common shares with a value of $100 million. At the consummation of the transaction, we issued 4.2 million shares, valued at $23.93 per share, to complete the purchase. Magic Earth became a wholly-owned subsidiary and is reported within our Energy Services Group segment. We recorded goodwill of $71 million, all of which is nondeductible for tax purposes. In addition, we recorded intangible assets of $19 million, which are being amortized based on a five-year life.
         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own for a value of $126.7 million. This was based on 3.3 million shares of Halliburton common stock valued at $37.75 per share which was the closing stock price on January 12, 2000. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton Energy Services' real time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock in February 2002, and we also issued rights that resulted in the issuance of 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. We issued 1 million shares in February 2001; 400,000 shares in June 2001; and the remaining 700,000 shares in February 2002 under these rights. These shares were included in the cost of the acquisition as a contingent liability. We recorded $115 million of goodwill, all of which is non-deductible for tax purposes.
         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture with Shell Technology Ventures BV, WellDynamics. We received $39 million in cash as an equity equalization adjustment, which we recorded as a reduction in our investment in the joint venture. We own 50% of WellDynamics and account for this investment using the equity method. The formation of WellDynamics resulted in a difference of $90 million between the carrying amount of our investment and our equity in the underlying net assets of the joint venture, which has been recorded as goodwill under "Equity in and advances to related companies". The remaining assets and goodwill of PES relating to completions and well intervention products have been combined with our existing completion products product service line.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million in cash. The acquisition agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years from the date of acquisition. We recorded intangible assets of $14 million and goodwill of $149 million in our Energy Services Group segment, $9 million of which is non-deductible for tax purposes. The intangible assets are being amortized based on a three-year life.

         European Marine Contractors Ltd. disposition. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Energy Services Group, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in "Other, net" in the statement of operations as a result of the increase in value of this option. The total transaction resulted in an after-tax gain of $68 million, or $0.16 per diluted share.
         Subsea 7 formation. In May 2002, we contributed substantially all of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We contributed assets with a book value of approximately $82 million. The contributed assets were recorded by the new company at a fair value of approximately $94 million. The $12 million difference is being amortized over ten years representing the average remaining useful life of the assets contributed. We own 50% of Subsea 7 and account for this investment using the equity method. The remaining 50% is owned by DSND Subsea ASA.
         Bredero-Shaw disposition. On September 30, 2002 we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The purchase price of $149 million is comprised of $53 million in cash, a short-term note for $25 million and 7.7 million of ShawCor Class A Subordinate shares. In addition to our second quarter impairment charge of $61 million ($0.14 per diluted share after-tax) related to the pending sale of Bredero-Shaw, we recorded a third quarter pretax loss on sale of $18 million, or $0.04 per diluted share. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in "Other, net" a $9.1 million loss on the sale of ShawCor shares, or $0.02 per diluted share.
         Dresser Equipment Group disposition. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group. See Note 3.

Note 3.  Discontinued Operations
         For the twelve months ended December 31, 2002, we recorded a $806 million pretax charge in discontinued operations. The $806 million charge is primarily comprised of the following:
              - a $567 million charge during the fourth quarter due to a revision of our best estimate of our asbestos and silica liability based upon knowledge gained throughout the development of the agreement in principle for our proposed global settlement. The charge consisted of $1,047 million related to the asbestos and silica claims gross liability, which was offset by $480 million in anticipated related insurance recoveries;
              - a $153 million charge during the second quarter in connection with our econometric study. The charge consisted of $1,176 million related to the gross liability on our asbestos and silica claims, which was offset by $1,023 million in anticipated insurance recoveries;
              - a $40 million payment associated with the Harbison-Walker bankruptcy filing recorded in the first quarter; and
              - $46 million in costs primarily related to the negotiation of the agreement in principle.
         During the second and third quarters of 2001, we recorded a $95 million pretax expense to discontinued operations. This amount was comprised of a $632 million charge related to the gross liability on Harbison-Walker asbestos claims, which was offset by $537 million in anticipated related insurance recoveries. See Note 12.
         In late 1999 and early 2000 we sold our interest in two joint ventures that were a significant portion of our Dresser Equipment Group. These sales prompted a strategic review of the remaining businesses within the Dresser Equipment Group. As a result of this review, we determined that these remaining businesses did not closely fit with our core businesses, long-term goals and strategic objectives. In April 2000, our Board of Directors approved plans to sell all the remaining businesses within the Dresser Equipment Group. We sold these businesses on April 10, 2001 and we recognized a pretax gain of $498 million ($299 million after-tax) during the second quarter of 2001. The financial results of the Dresser Equipment Group through March 31, 2001 are presented as discontinued operations in our financial statements. As part of the terms of the transaction, we retained a 5.1% equity interest of Class A common stock in the Dresser Equipment Group, which has been renamed Dresser, Inc. In July 2002, Dresser, Inc. announced a reorganization, and we have exchanged our shares for shares of Dresser Ltd. Our equity interest is accounted for under the cost method.

  Income (loss) from Operations          Years ended December 31
  of Discontinued Businesses     -----------------------------------------
  Millions of dollars                2002        2001          2000
--------------------------------------------------------------------------
  Revenues                          $    -      $  359       $ 1,400
==========================================================================
  Operating income                  $    -      $   37       $   158
  Asbestos litigation claims,
    net of insurance recoveries       (806)        (99)            -
  Tax benefit (expense)                154          20           (60)
--------------------------------------------------------------------------
  Net income (loss)                 $ (652)     $  (42)      $    98
==========================================================================

         Gain on disposal of discontinued operations reflects the gain on the sale of the remaining businesses within the Dresser Equipment Group in the second quarter of 2001 and the gain on the sale of Dresser-Rand in February 2000.

  Gain on Disposal of Discontinued Operations
  Millions of dollars                                  2001         2000
------------------------------------------------------------------------------
  Proceeds from sale, less intercompany settlement    $  1,267      $   536
  Net assets disposed                                     (769)        (180)
------------------------------------------------------------------------------
  Gain before taxes                                        498          356
  Income taxes                                            (199)        (141)
------------------------------------------------------------------------------
  Gain on disposal of discontinued operations         $    299      $   215
==============================================================================

Note 4.  Business Segment Information
         We operate in two business segments - the Energy Services Group and the Engineering and Construction Group. Dresser Equipment Group is presented as part of discontinued operations through March 31, 2001 as a result of the sale in April 2001 of the remaining businesses within Dresser Equipment Group. See Note
3. Our segments are organized around the products and services provided to our customers.
         During the first quarter of 2002, we announced plans to restructure our businesses into two operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions that were previously shared were moved into the two business groups. We also decided that the operations of Major Projects, Granherne and Production Services better aligned with our Kellogg Brown & Root subsidiary, or KBR, in the current business environment. These businesses were moved for management and reporting purposes from the Energy Services Group segment to the Engineering and Construction Group segment during the second quarter of 2002. Major Projects, which consisted of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations product line, Granherne is now reported in the Onshore product line, and Production Services is now reported under the Operations and Maintenance product line.
         In addition, during the fourth quarter of 2000, we combined all engineering, construction, fabrication and project management operations into one segment, reporting as our Engineering and Construction Group. This restructuring resulted in some activities moving from the Energy Services Group to the Engineering and Construction Group, effective January 1, 2001.
         All prior period segment results have been restated to reflect these changes.
         Energy Services Group. The Energy Services Group provides a wide range of discrete services and products and integrated solutions to customers for the exploration, development, and production of oil and gas. The customers for this segment are major, national and independent oil and gas companies. This segment consists of:

              - Halliburton Energy Services provides oilfield services and products including discrete products and services and integrated solutions ranging from the initial evaluation of producing formations to drilling, completion, production and well maintenance. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, well control and integrated solutions;
              -   Landmark   Graphics   provides   integrated   exploration  and
                  production software information systems, data management services, and professional services for the upstream oil and gas industry; and
              - Other product service lines provide installation and servicing of subsea facilities and pipelines. In January 2002, we sold to Saipem, our joint venture partner, our 50% interest in
                  European Marine Contractors Ltd., a joint venture that provided pipeline services for offshore customers. In May 2002, we contributed substantially all of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We own 50% of Subsea 7, Inc. and DSND Subsea ASA owns the other 50%. In September 2002, we sold our 50% interest in Bredero-Shaw, a pipecoating joint venture, to our partner ShawCor Ltd. See
                  Note 2.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as KBR, offers the following five product lines:
              - Onshore operations consist of engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              - Offshore operations include specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
              - Government operations provide operations, construction, maintenance and logistics activities for government facilities and installations;
              - Operations and maintenance services include plant operations, maintenance, and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              - Infrastructure provides civil engineering, consulting and project management services.
         General corporate. General corporate represents assets not included in a business segment and is primarily composed of cash and cash equivalents, deferred tax assets and insurance for asbestos and silica litigation claims.
         Intersegment revenues included in the revenues of the business segments and revenues between geographic areas are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.
         The tables below present information on our continuing operations business segments.

   Operations by Business Segment
                                                         Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2002          2001          2000
-------------------------------------------------------------------------------------------
   Revenues:
   Energy Services Group                           $   6,836    $   7,811       $   6,233
   Engineering and Construction Group                  5,736        5,235           5,711
-------------------------------------------------------------------------------------------
   Total                                           $  12,572    $  13,046       $  11,944
===========================================================================================
   Operating income (loss):
   Energy Services Group                           $     638    $   1,036       $     589
   Engineering and Construction Group                   (685)         111             (54)
   General corporate                                     (65)         (63)            (73)
-------------------------------------------------------------------------------------------
   Total                                           $    (112)   $   1,084       $     462
===========================================================================================

   Operations by Business Segment (continued)
                                                         Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2002          2001          2000
-------------------------------------------------------------------------------------------
   Capital expenditures:
   Energy Services Group                           $     603    $     743       $     533
   Engineering and Construction Group                    161           54              44
   General corporate                                       -            -               1
-------------------------------------------------------------------------------------------
   Total                                           $     764    $     797       $     578
===========================================================================================
   Depreciation, depletion and amortization:
   Energy Services Group                           $     475    $     474       $     435
   Engineering and Construction Group                     29           56              65
   General corporate                                       1            1               3
-------------------------------------------------------------------------------------------
   Total                                           $     505    $     531       $     503
===========================================================================================
    Total assets:
    Energy Services Group                          $   5,944    $   6,564        $  5,964
    Engineering and Construction Group                 3,104        3,187           2,885
    Net assets of discontinued operations                  -            -             690
    General corporate                                  3,796        1,215             653
--------------------------------------------------------------------------------------------
    Total                                          $  12,844    $  10,966        $ 10,192
============================================================================================
    Research and development:
    Energy Services Group                          $     228    $     226        $    224
    Engineering and Construction Group                     5            7               7
--------------------------------------------------------------------------------------------
    Total                                          $     233    $     233        $    231
============================================================================================

   Operations by Geographic Area
                                                          Years ended December 31
                                                  ------------------------------------------
   Millions of dollars                                2002          2001          2000
--------------------------------------------------------------------------------------------
   Revenues:
   United States                                    $   4,139    $   4,911      $   4,073
   United Kingdom                                       1,521        1,800          1,512
   Other areas (numerous countries)                     6,912        6,335          6,359
--------------------------------------------------------------------------------------------
   Total                                            $  12,572    $  13,046      $  11,944
============================================================================================
   Long-lived assets:
   United States                                    $   4,617    $   3,030      $   2,068
   United Kingdom                                         691          617            525
   Other areas (numerous countries)                       711          744            776
--------------------------------------------------------------------------------------------
   Total                                            $   6,019    $   4,391      $   3,369
============================================================================================

Note 5.  Restricted Cash
         At December 31, 2002, we had restricted cash of $190 million included in "Other assets". Restricted cash consists of:
              - $107 million deposit that collateralizes a bond for a patent infringement judgment on appeal;
              - $57 million as collateral for potential future insurance claim reimbursements; and
              - $26 million primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.
              At December 31, 2001, we had $3 million in restricted cash in "Other assets".

Note 6.  Receivables
         Our receivables are generally not collateralized. Included in notes and accounts receivable are notes with varying interest rates totaling $53 million at December 31, 2002 and $19 million at December 31, 2001.
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws, and the assets of the funding subsidiary are not available to pay any creditors of Halliburton or of its subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies, and is fully consolidated and reported in our financial statements.
         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. No additional amounts were received from our accounts receivable facility since the second quarter of 2002. The total amount outstanding under this facility was $180 million as of December 31, 2002. We continue to service, administer and collect the receivables on behalf of the purchaser. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheet and as an increase in cash flows from operating activities in our consolidated statement of cash flows.

Note 7.  Inventories
         Inventories are stated at the lower of cost or market. Some United States manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method, totaling $43 million at December 31, 2002 and $54 million at December 31, 2001. If the average cost method had been used, total inventories would have been $17 million higher than reported at December 31, 2002 and $20 million higher than reported at December 31, 2001.
         Over 90% of remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method.
         Inventories at December 31, 2002 and December 31, 2001 are composed of the following:

                                         December 31     December 31
   Millions of dollars                      2002            2001
-----------------------------------------------------------------------
   Finished products and parts           $    545         $    520
   Raw materials and supplies                 141              192
   Work in process                             48               75
-----------------------------------------------------------------------
   Total                                 $    734         $    787
=======================================================================

Note 8.  Unapproved Claims and Long-Term Construction Contracts
         Billing  practices  for  engineering  and  construction   projects  are
governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage of completion method of accounting. Billings in excess of recognized revenues are recorded in "Advance billings on uncompleted contracts". When billings are less than recognized revenues, the difference is recorded in "Unbilled work on uncompleted contracts". With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.

         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current percentage complete for the contract.
         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Unapproved claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts, and the amounts booked to "Unbilled work on uncompleted contracts" for each period are as follows:

                                                  Years ended December 31
                                              --------------------------------
Millions of dollars                                2002             2001
------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)       $   279          $   137
Unapproved claims in unbilled work on
    uncompleted contracts                         $   210          $   102
==============================================================================

         The claims at December 31, 2002 listed in the above table relate to ten contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customer in all but one case, and in that case we have initiated the arbitration process. The probable unapproved claim in arbitration is $2 million. The largest claim relates to the Barracuda-Caratinga contract which was approximately 63% complete at the end of 2002. The probable unapproved claims included in determining this contract's loss were $182 million at December 31, 2002 and $43 million at December 31, 2001. As the claim for this contract most likely will not be settled within one year, amounts in unbilled work on uncompleted contracts of $115 million at December 31, 2002 and $10 million at December 31, 2001 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in "Other assets" on the balance sheet. All other claims included in the table above have been recorded to Unbilled work on uncompleted contracts included in the "Total receivables" amount on the balance sheet.
         A summary of unapproved claims activity for the years ended December 31, 2002 and 2001 is as follows:

                                        Total Probable Unapproved        Probable Unapproved Claims
                                                 Claims                        Accrued Revenue
                                     -------------------------------------------------------------------
Millions of dollars                       2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------
Beginning balance                       $    137          $   93          $   102           $   92
    Additions                                158              92              105               58
    Costs incurred during period               -               -               19                -
    Approved claims                           (4)            (15)              (4)             (15)
    Write-offs                                (7)            (33)              (7)             (33)
    Other   *                                 (5)              -               (5)               -
--------------------------------------------------------------------------------------------------------
Ending balance                          $    279          $  137          $   210           $  102
========================================================================================================

        * Other primarily relates to claims in which the customer has agreed to a change order relating to the scope of work.

         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Our "Equity in earnings of unconsolidated affiliates" includes our equity percentage of unapproved claims related to unconsolidated projects. Amounts for unapproved claims from our related companies are included in "Equity in and advances to related companies" and totaled $9 million at December 31, 2002 and $0.3 million at December 31, 2001.

Note 9.  Property, Plant and Equipment
         Property, plant and equipment at December 31, 2002 and 2001 are composed of the following:

   Millions of dollars                       2002          2001
---------------------------------------------------------------------
   Land                                    $     86      $     82
   Buildings and property improvements        1,024           942
   Machinery, equipment and other             4,842         4,926
---------------------------------------------------------------------
   Total                                      5,952         5,950
   Less accumulated depreciation              3,323         3,281
---------------------------------------------------------------------
   Net property, plant and equipment       $  2,629      $  2,669
=====================================================================

         Buildings and property improvements are depreciated over 5-40 years; machinery, equipment and other are depreciated over 3-25 years.
         Machinery, equipment and other includes oil and gas investments of $356 million at December 31, 2002 and $423 million at December 31, 2001.

Note 10.  Related Companies
         We conduct some of our operations through various joint ventures which are in partnership, corporate and other business forms, and are principally accounted for using the equity method. Financial information pertaining to related companies for our continuing operations is set out below. This information includes the total related company balances and not our proportional interest in those balances.
         Our larger unconsolidated entities include Subsea 7, Inc., a 50% owned subsidiary, formed in May of 2002 and the partnerships created to construct the Alice Springs to Darwin rail line in Australia. During 2002, we sold our 50% interest in European Marine Contractors and Bredero-Shaw. See Note 2.
         Combined summarized financial information for all jointly owned operations that are not consolidated is as follows:

                                          Years ended December 31
  Combined Operating Results      ---------------------------------------
  Millions of dollars                 2002         2001         2000
-------------------------------------------------------------------------
  Revenues                           $  1,948     $  1,987     $  3,098
=========================================================================
  Operating income                   $    200     $    231     $    192
=========================================================================
  Net income                         $    159     $    169     $    169
=========================================================================

                                          December 31
   Combined Financial Position    -----------------------------
   Millions of dollars                 2002          2001
---------------------------------------------------------------
   Current assets                    $  1,404      $  1,818
   Noncurrent assets                    1,876         1,672
---------------------------------------------------------------
   Total                             $  3,280      $  3,490
===============================================================
   Current liabilities               $  1,155      $  1,522
   Noncurrent liabilities               1,367         1,272
   Minority interests                       -             2
   Shareholders' equity                   758           694
---------------------------------------------------------------
   Total                             $  3,280      $  3,490
===============================================================

Note 11.  Lines of Credit, Notes Payable and Long-Term Debt
         At December 31, 2002, we had committed lines of credit totaling $350 million which expire in August 2006. There were no borrowings outstanding under these lines of credit. These lines are not available if our senior unsecured long-term debt is rated lower than BBB- by Standard & Poor's Ratings Service Group or lower than Baa3 by Moody's Investors' Services. Fees for committed lines of credit were immaterial.
         Short-term debt at December 31, 2002 consists primarily of $37 million in overdraft facilities and $12 million of other facilities with varying rates of interest.
         Long-term debt at the end of 2002 and 2001 consists of the following:

  Millions of dollars                                       2002          2001
------------------------------------------------------------------------------------
  7.6% debentures due August 2096                          $   300       $   300
  8.75% debentures due February 2021                           200           200
  8% senior notes due April 2003                               139           139
  Variable interest credit facility maturing
     September 2009                                             66             -
  Medium-term notes due 2002 through 2027                      750           825
  Effect of interest rate swaps                                 13             3
  Term loans at LIBOR (GBP) plus 0.75% payable in
    semiannual installments through March 2002                   -             4
  Other notes with varying interest rates                        8            13
------------------------------------------------------------------------------------
  Total long-term debt                                       1,476         1,484
  Less current portion                                         295            81
------------------------------------------------------------------------------------
  Noncurrent portion of long-term debt                     $ 1,181       $ 1,403
====================================================================================

         The 7.6% debentures due 2096, 8.75% debentures due 2021, and 8% senior notes due 2003 may not be redeemed prior to maturity and do not have sinking fund requirements.
         In the fourth quarter of 2002, our 51% owned and consolidated subsidiary, Devonport Management Limited (DML), signed an agreement for a credit facility of (pound)80 million ($126 million as of December 31, 2002) maturing in September 2009. This credit facility has a variable interest rate that was equal to 5.375% on December 31, 2002. There are various financial covenants which must be maintained by DML. DML has drawn down an initial amount of $66 million as of December 31, 2002. Under this agreement, payments of approximately $4.5 million are due in quarterly installments. As of December 31, 2002, the available credit under this facility was approximately $60 million.
         On July 12, 2001, we issued $425 million of two and five-year notes under our medium-term note program. The notes consist of $275 million 6% fixed rate notes due August 2006 and $150 million LIBOR + 0.15% floating rate notes due July 2003. At December 31, 2002, we have outstanding notes under our medium-term note program as follows:

      Amount              Due             Rate      Issue Price
-----------------------------------------------------------------
  $ 150 million         07/2003        Floating%        Par
  $ 275 million         08/2006          6.00%         99.57%
  $ 150 million         12/2008          5.63%         99.97%
  $  50 million         05/2017          7.53%          Par
  $ 125 million         02/2027          6.75%         99.78%
=================================================================

         Each holder of the 6.75% medium-term notes has the right to require us to repay the holder's notes in whole or in part on February 1, 2007. We may redeem the 5.63% and 6.00% medium-term notes in whole or in part at any time. Other notes issued under the medium-term note program may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements.

         In the second quarter of 2002, we terminated our interest rate swap agreement on our 8% senior note. The notional amount of the swap agreement was $139 million. This interest rate swap was designated as a fair value hedge under SFAS No. 133. Upon termination, the fair value of the interest rate swap was $0.5 million. In the fourth quarter 2002, we terminated the interest rate swap agreement on our 6% fixed rate medium-term note. The notional amount of the swap agreement was $150 million. This interest rate swap was designated as a fair value hedge under SFAS No. 133. Upon termination, the fair value of the interest rate swap was $13 million. These swaps had previously been classified in "Other assets" on the balance sheet. The fair value adjustment to these debt instruments that were hedged will remain and be amortized as a reduction in interest expense using the "Effective Yield Method" over the remaining life of the notes.
         Our debt excluding the effects of our interest rate swaps matures as follows: $295 million in 2003; $21 million in 2004; $20 million in 2005; $293 million in 2006; $8 million in 2007; and $826 million thereafter.

Note 12. Commitments and Contingencies
         Leases. At year-end 2002, we were obligated under noncancelable operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. Total rentals, net of sublease rentals, for noncancelable leases in 2002, 2001 and 2000 were as follows:

   Millions of dollars       2002          2001          2000
   ------------------------------------------------------------------
   Rental expense           $   149       $   172       $   149
   ==================================================================

         Future total rentals on noncancelable  operating leases are as follows:
$119 million in 2003; $83 million in 2004; $63 million in 2005; $55 million in 2006; $40 million in 2007; and $249 million thereafter.
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (DII Industries) and Kellogg, Brown & Root, Inc. (Kellogg, Brown & Root), are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries or in materials used in construction or maintenance projects of Kellogg, Brown & Root. These claims are in three general categories:
              -   refractory  claims;
              -   other DII Industries claims; and
              -   construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries (then named Dresser Industries, Inc.) until those operations were transferred to another then-existing subsidiary of DII Industries in preparation for a spin-off. Harbison-Walker was spun-off by DII Industries in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.
         As Harbison-Walker's financial condition worsened in late 2000 and 2001, Harbison-Walker began agreeing to pay more in settlement of the post spin-off refractory claims than it historically had paid. These increased settlement amounts led to Harbison-Walker making greater demands on the shared insurance asset. By July 2001, DII Industries determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligation to DII Industries. Accordingly, DII Industries took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         As of December 31, 2002, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries. In addition, there were approximately 142,000 post spin-off claims that name DII Industries as a defendant.
         Other DII Industries claims. As of December 31, 2002, there were approximately 147,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg, Brown & Root. As of December 31, 2002, there were approximately 52,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 2,200 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg, Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg, Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against Harbison-Walker or asserted against DII Industries for which Harbison-Walker is required to indemnify and defend DII Industries.
         Harbison-Walker's failure to fulfill its indemnity obligations, and its erosion of insurance coverage shared with DII Industries, required DII Industries to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. At the time that Harbison-Walker filed its bankruptcy, DII Industries agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding, of which $5 million was advanced during the first quarter of 2002. On February 14, 2002, in accordance with the terms of a letter agreement, DII Industries also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was charged to discontinued operations in our financial statements in the first quarter of 2002.
         The terms of the letter agreement also requires DII Industries to pay to RHI Refractories an additional $35 million if a plan of reorganization is proposed in the Harbison-Walker bankruptcy proceedings, and an additional $85 million if a plan is confirmed in the Harbison-Walker bankruptcy proceedings, in each case acceptable to DII Industries in its sole discretion. The letter agreement provides that a plan acceptable to DII Industries must include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries, arising out of the Harbison-Walker business or other DII Industries' businesses that share insurance with Harbison-Walker.
         By contrast, the proposed global settlement being pursued by Halliburton contemplates that DII Industries and Harbison-Walker, among others including Halliburton, would receive in a DII Industries and Kellogg, Brown & Root bankruptcy the benefits of an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims, including with respect to DII Industries, Kellogg, Brown & Root and Halliburton, claims that do not relate to the Harbison-Walker business or share insurance with Harbison-Walker.
         Harbison-Walker has not yet submitted a proposed plan of reorganization to the Bankruptcy Court. Moreover, although possible, at this time we do not believe it likely that Harbison-Walker will propose or ultimately there would be confirmed a plan of reorganization in its bankruptcy proceeding that is acceptable to DII Industries. In general, in order for a Harbison-Walker plan of reorganization involving a Section 524(g)/105 trust to be confirmed, among other things the creation of the trust would require the approval of 75% of the asbestos claimant creditors of Harbison-Walker. There can be no assurance that any plan proposed by Harbison-Walker would obtain the necessary approval or that it would provide for an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that share insurance with Harbison-Walker.
         In addition, we anticipate that a significant financial contribution to the Harbison-Walker estate could be required from DII Industries to obtain confirmation of a Harbison-Walker plan of reorganization if that plan were to include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that have claims to shared insurance with the Harbison-Walker business. This contribution to the estate would be in addition to DII Industries' contribution of its interest to insurance coverage for refractory claims to the Section 524(g)/105 trust. At this time, we are not able to quantify the amount of this contribution in light of numerous uncertainties.
These include the amount of Harbison-Walker assets available to satisfy its asbestos and trade creditors and the results of negotiations that must be completed among Harbison-Walker, the asbestos claims committee under its Chapter 11 proceeding, a legal representative for future asbestos claimants (which has not yet been appointed by the Bankruptcy Court), DII Industries and the relevant insurance companies.
         Whether or not Halliburton has completed, is still pursuing or has abandoned its previously announced global settlement, DII Industries would be under no obligation to make a significant financial contribution to the Harbison-Walker estate, although Halliburton intends to consider all of its options if in the future it ceased pursuing the global settlement.
         For the reasons outlined above among others, we do not believe it probable that DII Industries will be obligated to make either of the additional $35 million and $85 million payments to RHI Refractories described above. During February 2003, representatives of RHI A.G., the ultimate corporate parent of RHI Refractories, met with representatives of DII Industries and indicated that they believed that DII Industries would be obligated to pay RHI Refractories the $35 million and the $85 million in the event that our proposed global settlement were to be consummated. For a number of reasons, DII Industries believes that the global settlement would not be the cause of a failure of a Harbison-Walker plan to be acceptable to DII Industries and intends vigorously to defend against this claim if formally asserted.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries in numerous courts throughout the United States. The period of the stay contained in the temporary restraining order has been extended to July 21,2003. Currently, there is no assurance that a stay will remain in effect beyond July 21, 2003, that a plan of reorganization will be proposed or confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries.
         The stayed asbestos claims are those covered by insurance that DII Industries and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 142,000 post-1992 spin-off refractory claims, 6,000 pre-spin-off refractory claims and approximately 135,000 other types of asbestos claims pending against DII Industries. Approximately 51,000 of the claims in the third category are claims made against DII Industries based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries time to develop and propose a plan of reorganization.
         Asbestos insurance coverage. DII Industries has substantial insurance for reimbursement for portions of the costs incurred defending asbestos and silica claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries and its subsidiaries depends on the nature and time of the alleged exposure to asbestos or silica, the specific subsidiary against which an asbestos or silica claim is asserted and other factors.

         Refractory claims insurance. DII Industries has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos and silica claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. Recently, however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against specific insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions have since taken place and further sessions are scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect. Given the early stages of these negotiations, DII Industries cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries believes the settlements are an effective claims management strategy. DII Industries believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries' Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries case will proceed independently of the bankruptcy.
         Other DII Industries claims insurance. DII Industries has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries for companies or operations that DII Industries either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries former Worthington Pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.

         On August 28, 2001, DII Industries filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against specific London-based insuring entities that issued insurance policies that provide coverage to DII Industries for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate courts denied the appeal and, most recently, the London-based insuring entities have removed the case from the state court to the federal court. DII Industries was successful in remanding the case back to the state court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries and Federal-Mogul, if any, to this insurance coverage. DII Industries recently filed a second amended complaint in that lawsuit and the parties are now beginning the discovery process. The parties to this litigation, including Federal-Mogul, have agreed to mediate this dispute. The first mediation session is scheduled for April 2, 2003. Unlike the Harbison-Walker insurance coverage litigation, in which the litigation is stayed while the mediation proceeds, the insurance coverage litigation concerning the Worthington-related asbestos liabilities has not been stayed and such litigation will proceed simultaneously with the mediation.
         At the same time, DII Industries filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries seeks, if granted, would remain in place until the competing rights of DII Industries and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries rights to access this shared insurance is uncertain.
         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As noted in our 2001 Form 10-K, the amount of the billed insurance receivable related to Highlands Insurance Company included in accounts receivable was $35 million.
         As a consequence of the Delaware Supreme Court's decision, Kellogg, Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg, Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg, Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg, Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg, Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. On January 6, 2003, this lawsuit was transferred to the 11th Judicial District of the District Court of Harris County, Texas. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. (now DII Industries) on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries and another defendant. DII Industries is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. Based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. (now DII Industries) in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, which is not a party to the agreements. For that reason, and based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On December 5, 2001, a jury in the Circuit Court for Baltimore County, Maryland, returned verdicts against Dresser Industries, Inc. (now DII Industries) and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries portion of the verdicts was approximately $30 million, which we have fully accrued at December 31, 2002. DII Industries intends to appeal the judgment to the Maryland Supreme Court. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. (now DII Industries) and two other companies. DII Industries share of the verdict was $21.3 million which we have fully accrued at December 31, 2002. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         Asbestos claims history. Since 1976, approximately 578,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the fourth quarter of 2002, we received approximately 32,000 new claims and we closed approximately 13,000 claims. The number of open claims pending against us is as follows:

                                      Total Open
          Period Ending                 Claims
---------------------------------------------------
December 31, 2002                       347,000
September 30, 2002                      328,000
June 30, 2002                           312,000
March 31, 2002                          292,000
December 31, 2001                       274,000
September 30, 2001                      146,000
June 30, 2001                           145,000
March 31, 2001                          129,000
December 31, 2000                       117,000
===================================================

         The claims include approximately 142,000 at December 31, 2002 and September 30, 2002, 139,000 at June 30, 2002, 133,000 at March 31, 2002 and
125,000 at December 31, 2001 of post spin-off Harbison-Walker refractory related claims that name DII Industries as a defendant. All such claims have been factored into the calculation of our asbestos liability.
         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 231,000 claims through settlements and court proceedings at a total cost of approximately $202 million. We have received or expect to receive from our insurers all but approximately $93 million of this cost, resulting in an average net cost per closed claim of about $403.
         Asbestos study and the valuation of unresolved current and future asbestos claims.
         Asbestos Study. In late 2001, DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for three representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries over a 50 year period. The report took approximately seven months to complete.
         Methodology. The methodology utilized by Dr. Rabinovitz to project DII Industries and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
              - an analysis of DII Industries, Kellogg, Brown & Root's and Harbison-Walker Refractories Company's historical asbestos settlements and defense costs to develop average settlement values and average defense costs for specific asbestos-related diseases and for the specific business operation or entity allegedly responsible for the asbestos-related diseases;
              - an analysis of DII Industries, Kellogg, Brown & Root's and Harbison-Walker Refractories Company's pending inventory of asbestos-related claims by specific asbestos-related diseases and by the specific business operation or entity allegedly responsible for the asbestos-related disease;
              - an analysis of the claims filing history for asbestos-related claims against DII Industries, Kellogg, Brown & Root and Harbison-Walker Refractories Company for the approximate two-year period from January 2000 to May 31, 2002, and for the approximate five-year period from January 1997 to May 31, 2002 by specific asbestos-related disease and by business operation or entity allegedly responsible for the asbestos-related disease;
              - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and

              - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects that would be likely to develop asbestos-related diseases. Dr. Rabinovitz's estimates are based on historical data supplied by DII
                  Industries, Kellogg, Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths.
         In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. The source data provided by us was based on our 24-year history in gathering claimant information and defending and settling asbestos claims.
         In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years
(particularly in 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for five more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation, Dr. Rabinovitz alternatively assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
              - there will be no legislative or other systemic changes to the tort system;
              - that we will continue to aggressively defend against asbestos claims made against us;
              - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs; and
              - we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker bankruptcy.
         Range of Liabilities. Based upon her analysis, Dr. Rabinovitz estimated total, undiscounted asbestos and silica liabilities, including defense costs, of DII Industries, Kellogg, Brown & Root and some of their current and former subsidiaries. Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion as of June 30, 2002 (which includes payments related to the claims currently pending). The lower end of the range is calculated by using an average of the last five years of asbestos claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims.
         2nd Quarter 2002 Accrual. Based on that estimate, in the second quarter of 2002, we accrued asbestos and silica claims liability and defense costs for both known outstanding and future refractory, other DII Industries, and construction asbestos and silica claims using the low end of the range of Dr. Rabinovitz's study, or approximately $2.2 billion. In establishing our liability for asbestos, we included all post spin-off claims against Harbison-Walker that name DII Industries as a defendant. Our accruals are based on an estimate of personal injury asbestos claims through 2052 based on the average claims experience of the last five years. At the end of the second quarter of 2002, we did not believe that any point in the expert's range was better than any other point, and accordingly, based our accrual on the low end of the range in accordance with FIN 14.
          Agreement Regarding Proposed Global Settlement. In December 2002, we announced that we had reached an agreement in principle that could result in a global settlement of all personal injury asbestos and silica claims against us. The proposed settlement provides that up to $2.775 billion in cash, 59.5 million shares of our common stock (with a value of $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million would be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants. Under the proposed agreement, Kellogg, Brown & Root and DII Industries will retain the rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust. The proposed settlement will be implemented through a pre-packaged Chapter 11 filing of DII Industries and Kellogg, Brown & Root as well as some other DII Industries and Kellogg, Brown & Root subsidiaries with U.S. operations. The funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.

         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle. The proposed global settlement also includes silica claims as a result of current or past exposure. These silica claims are less than 1% of the personal injury claims included in the proposed global settlement. We have approximately 2,500 open silica claims.
         The agreement  contemplated  that we would conduct due diligence on the asbestos claims, and that we and attorneys for the claimants would use reasonable efforts to execute definitive settlement agreements. While all the required settlement agreements have not yet been executed, we and attorneys for some of the asbestos claimants have now reached agreement on what they believe will be a template for such settlement agreements. These agreements are subject to a number of conditions, including agreement on a Chapter 11 plan of reorganization for DII Industries, Kellogg, Brown & Root and some of their subsidiaries, approval by 75% of current asbestos claimants to the plan of reorganization, the negotiation of financing acceptable to us, approval by Halliburton's Board of Directors, and confirmation of the plan of reorganization by a bankruptcy court. The template settlement agreement also grants the claimants' attorneys a right to terminate the definitive settlement agreement on ten days' notice if Halliburton's DII Industries subsidiary does not file a plan of reorganization under the bankruptcy code on or before April 1, 2003.
         We are conducting due diligence on the asbestos claims, which is not expected to be completed by April 1, 2003. Therefore, we do not expect DII Industries, Kellogg, Brown & Root and some of their subsidiaries to file a plan of reorganization prior to April 1. Although there can be no assurances, we do not believe the claimants' attorneys will terminate the settlement agreements on April 1, 2003 as long as adequate progress is being made toward a Chapter 11 filing. In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made.
         Review of Accruals. As a result of the proposed settlement, in the fourth quarter of 2002, we re-evaluated our accruals for known outstanding and future asbestos claims. Although we have reached an agreement in principle with respect to a proposed settlement, we do not believe the settlement is "probable" under SFAS No. 5 at the current time. Among the prerequisites to reaching a conclusion of the settlement are:
              - agreement on the amounts to be contributed to the trust for the benefit of silica claimants;
              - our review of the more than 347,000 current claims to establish that the claimed injuries are based on exposure to products of DII Industries, Kellogg, Brown & Root, their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount of the notes to be contributed to the trust;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with the attorneys representing current asbestos claimants and a proposed representative of future claimants on a plan of reorganization for the Chapter 11 filings of DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and agreement with the attorneys representing current asbestos claimants with respect to, and completion and mailing of, a disclosure statement explaining the pre-packaged plan of reorganization to the more than 347,000 current claimants;
              - arrangement of financing on terms acceptable to us to fund the cash amounts to be paid in the settlement;

              -   Halliburton board approval;
              - obtaining affirmative votes to the plan of reorganization from at least the required 75% of known present asbestos claimants and from a requisite number of silica claimants needed to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Because we do not believe the settlement is currently probable as defined by Statement of Financial Standards No. 5, we have continued to establish our accruals in accordance with the analysis performed by Dr. Rabinovitz. However, as a result of the settlement and the payment amounts contemplated thereby, we believed it appropriate to adjust our accrual to use the upper end of the range of probable and reasonably estimable liabilities for current and future asbestos liabilities contained in Dr. Rabinovitz's study, which estimated liabilities through 2052 and assumed the more recent two-year elevated rate of claim filings in projecting the rate of future claims.
         As a result, in the fourth quarter of 2002, we have determined that the best estimate of the probable loss is the $3.5 billion estimate in Dr. Rabinovitz's study, and accordingly, we have increased our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims to $3.4 billion.
         Insurance. In 2002, we retained Peterson Consulting, a nationally-recognized consultant in asbestos liability and insurance, to work with us to project the amount of insurance recoveries probable in light of the projected current and future liabilities accrued by us. Using Dr. Rabinovitz's projection of liabilities through 2052 using the two-year elevated rate of asbestos claim filings, Peterson Consulting assisted us in conducting an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs. In conducting this analysis, Peterson Consulting:
              - reviewed DII Industries historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries 15 year litigation and settlement history;
              - reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
              - reviewed the terms of DII Industries prior and current coverage-in-place settlement agreements;
              - reviewed the status of DII Industries and Kellogg, Brown & Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Based on that review, analyses and discussions, Peterson Consulting assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Peterson Consulting is based on its best judgment and information provided by us.
         Probable Insurance Recoveries. Based on this analysis of the probable insurance recoveries, in the second quarter of 2002, we recorded a receivable of $1.6 billion for probable insurance recoveries.
         In connection with our adjustment of our accrual for asbestos liability and defense costs in the fourth quarter of 2002, Peterson Consulting assisted us in re-evaluating our receivable for insurance recoveries deemed probable through 2052, assuming $3.5 billion of liabilities for current and future asbestos claims using the same factors cited above through that date. Based on Peterson Consulting analysis of the probable insurance recoveries, we increased our insurance receivable to $2.1 billion as of the fourth quarter of 2002. The insurance receivable recorded by us does not assume any recovery from insolvent carriers and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurance that these assumptions will be correct. These insurance receivables do not exhaust the applicable insurance coverage for asbestos-related liabilities.

         Current Accruals. The current accrual of $3.4 billion for probable and reasonably estimable liabilities for current and future asbestos and silica claims and the $2.1 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million, and, in the fourth quarter of 2002, we recorded a pretax charge of $799 million ($675 million after-tax).
         In the fourth quarter of 2002, we recorded pretax charges of $232 million ($212 million after-tax) for claims related to Brown & Root construction and renovation projects under the Engineering and Construction Group segment. The balance of $567 million ($463 million after-tax) related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States Federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2052, including the 347,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:

                                                                          December 31
                                                            ----------------------------------------
Millions of dollars                                                2002                2001
----------------------------------------------------------------------------------------------------
Gross liability                  - beginning balance              $   737            $     80
     Accrued liability                                              2,820                 696
     Payments on claims                                              (132)                (39)
----------------------------------------------------------------------------------------------------
Gross liability                  - ending balance                 $ 3,425            $    737
====================================================================================================

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance              $   (45)           $    (39)
         Accrued insurance recoveries                                   -                 (18)
         Write-off of recoveries                                       45                   -
         Insurance billings                                             -                  12
----------------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance                       -            $    (45)
====================================================================================================

     Other insurance carriers - beginning balance                 $  (567)           $    (12)
         Accrued insurance recoveries                              (1,530)               (563)
         Insurance billings                                            38                   8
----------------------------------------------------------------------------------------------------
     Other insurance carriers - ending balance                    $(2,059)           $   (567)
====================================================================================================
Total estimated insurance recoveries                              $(2,059)           $   (612)
====================================================================================================
Net liability for known asbestos claims                           $ 1,366            $    125
====================================================================================================

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $44 million at December 31, 2002, and $18 million at December 31, 200l, excluding $35 million in accounts receivable written off at the conclusion of the Highlands litigation.
         Possible Additional Accruals. When and if the currently proposed global settlement becomes probable under SFAS No. 5, we would increase our accrual for probable and reasonably estimable liabilities for current and future asbestos claims up to $4.0 billion, reflecting the amount in cash and notes we would pay to fund the settlement combined with the value of 59.5 million shares of
Halliburton common stock using $18.71, which was trading value of the stock at the end of the fourth quarter of 2002. In addition, at such time as the settlement becomes probable, we would adjust our accrual for liabilities for current and future asbestos claims and we would expect to increase the amount of our insurance receivables to $2.3 billion. As a result, we would record at such time an additional pretax charge of $322 million ($288 million after-tax). Beginning in the first quarter in which the settlement becomes probable, the accrual would then be adjusted from period to period based on positive and negative changes in the market price of our common stock until the payment of the shares into the trust.
         Continuing Review. Projecting future events is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked such as:
              - the number of future asbestos-related lawsuits to be filed against DII Industries and Kellogg, Brown & Root;

              -   the average cost to resolve such future lawsuits;
              - coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time;
              - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies; and
              -   the continuing solvency of various insurance companies.
         Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos and silica claims periodically reexamined, and we will update them if needed based on our experience and other relevant factors such as changes in the tort system, the resolution of the bankruptcies of various asbestos defendants and the probability of our settlement of all claims becoming effective. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries and Kellogg, Brown & Root's various lawsuits against its insurance companies and other developments that may impact the probable insurance.
         Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading platforms, or FPSO's, 33 hydrocarbon production wells, 18 water injection wells, and all sub-sea flow lines and risers necessary to connect the underwater wells to the FPSO's.
         KBR's performance under the contract is secured by:
              - two performance letters of credit, which together have an available credit of approximately $261 million and which represent approximately 10% of the contract amount, as amended to date by change orders;
              - a retainage letter of credit in an amount equal to $121 million as of December 31, 2002 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              - a guarantee of KBR's performance of the agreement by Halliburton Company in favor of the project owner.
         The project owner has procured project finance funding obligations from various banks to finance the payments due to KBR under the contract.
         As of December 31, 2002, the project was approximately 63% complete and KBR had recorded a loss of $117 million related to the project. The probable unapproved claims included in determining the loss on the project were $182 million as of December 31, 2002. The claims for the project most likely will not be settled within one year. Accordingly, probable unapproved claims of $115 million at December 31, 2002 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, agreed in principle to the scope, but not yet the amount, of issues valued by KBR of approximately $29 million which are not related to the $182 million in probable unapproved claims. Additionally we are in discussion with Petrobras about responsibility for $78 million of new tax costs that were not foreseen in the contract price.
         KBR expects the project will likely be completed more than 12 months later than the original contract completion date. KBR believes that the project's delay is due primarily to the actions of Petrobras. In the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of up to $1 million per day of delay caused by KBR subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $263 million as of December 31, 2002). We are in discussions with Petrobras regarding a settlement of the amount of unapproved claims. There can be no assurance that we will reach any settlement regarding these claims. We expect any settlement, if reached, will result in a schedule extension that would eliminate liability for liquidated damages based on the currently forecasted schedule. We have not accrued any amounts for liquidated damages, since we consider the imposition of liquidated damages to be unlikely.

         The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the banks cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original bank documents provide that the banks are not obligated to continue to fund the project if the project has been delayed for more than 6 months. In November 2002, the banks agreed to extend the 6-month period to 12 months. Other provisions in the bank documents may provide for additional time extensions. However, delays beyond 12 months may require bank consent in order to obtain additional funding. While we believe the banks have an incentive to complete the financing of the project, there is no assurance that they would do so. If the banks did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the banks have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed. In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were drawn, KBR would be required to fund the amount of the draw to the issuing bank. In the event that KBR was determined after an arbitration proceeding to have been in default under the contract, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments that would otherwise have been credited back to the project owner had the contract not been terminated.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors other than Petrobras. Because our claims, together with change orders that are currently under negotiation, exceed this amount, we cannot give assurance that there is adequate funding to cover current or future KBR claims. Unless the project owner provides additional funding or permits us to defer repayment of the $300 million advance, and assuming the project owner does not allege default on our part, we may be obligated to fund operating cash flow shortages over the remaining project life in an amount we currently estimate to be up to approximately $400 million.
         The possible Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the settlement of its asbestos claims would constitute an event of default under the loan documents with the banks unless waivers are obtained. KBR believes that it is unlikely that the banks will exercise any right to cease funding given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor.
         KBR and Petrobras are currently attempting to resolve any disputes through ongoing negotiations between the parties and each has appointed a high-level team for this purpose.
         Securities and Exchange Commission ("SEC") Investigation and Fortune 500 Review. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into some of our accounting practices. In mid-December 2002, we were notified by the SEC that a formal order of investigation had been issued. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices, which relate to the recording of revenues associated with cost overruns and unapproved claims on long-term engineering and construction projects. Throughout the informal inquiry and during the pendency of the formal investigation, we have provided approximately 300,000 documents to the SEC. The production of documents is essentially complete and the process of providing witnesses to testify is ongoing. To our knowledge, the SEC's investigation has focused on the compliance with generally accepted accounting principles of our recording of revenues associated with cost overruns and unapproved claims for long-term engineering and construction projects, and the disclosure of our accrual practice. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued revenue related to unapproved claims in 1998, we first made disclosures regarding the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and satisfied the relevant criteria for accruing this revenue, although the SEC may conclude otherwise.

         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's initial comments in letter form dated September 20, 2002 and responded on October 31, 2002. Since then, we have received and responded to three follow-up sets of comments, most recently in March 2003.
         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuit, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action was subsequently dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the U.S. District Court for the Northern District of Texas and consolidated before the Honorable Judge David Godbey. The amended consolidated class action complaint in that case, styled Richard Moore v. Halliburton, was scheduled to be filed in February 2003, but that date has been extended by agreement of the parties. It is unclear as of this time when the amended consolidated class action complaint will be filed. However, we believe that we have meritorious defenses to the claims and intend to vigorously defend against them.
         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24,
2002, as required by the court's scheduling order, on the bases of lack of federal subject matter jurisdiction and failure to plead with that degree of particularity required by the rules of procedure. That motion has now been fully briefed and is before the court awaiting ruling.
         In addition to the securities class actions, one additional class action, alleging violations of ERISA in connection with the Company's Benefits Committee's purchase of our stock for the accounts of participants in our 401
(k) retirement plan during the period we allegedly knew or should have known that our revenue was overstated as a result of the accrual of revenue in connection with unapproved claims, was filed and subsequently voluntarily dismissed.
         Finally, on October 11, 2002, a shareholder derivative action against present and former directors and our former CFO was filed alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We have moved to dismiss that action and a hearing on that motion has taken place in March 2003. We believe the action is without merit and we intend to vigorously defend it.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, which was less than one-quarter of BJ's claim at the beginning of the trial. A total of $102 million was accrued in the first quarter, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. The jury also found that there was no intentional infringement by Halliburton Energy Services. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We have posted a supersedeas bond in the amount of approximately $107 million to cover the damage award, pre-judgment and post-judgment interest, and awardable costs. We timely appealed the judgment and the appeal has now been fully briefed and we are awaiting notice of a date of hearing before the United States Court of Appeals for the Federal Circuit, which hears all appeals of patent cases. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured. We have alternative products to use in our fracturing operations, and do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business.

         Anglo-Dutch (Tenge). We have been sued in the District Court of Harris County, Texas by Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for allegedly breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet republic of Kazakhstan. While we believe the claims raised in that lawsuit are without merit and are vigorously defending against them, the plaintiffs have announced their intention to seek approximately $680 million in damages. We have moved for summary judgment and a hearing on that motion was held on March 12, 2003. The court's ruling on this motion is still pending. Trial is set for April 21, 2003.
         Improper payments reported to the Securities and Exchange Commission. We have reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to an entity owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as an additional $3 million, which amount was fully accrued as of March 31, 2002. The integrity of our Code of Business Conduct and our internal control procedures are essential to the way we conduct business.
         Environmental. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental
Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $48 million as of December 31, 2002 and $49 million as of December 31, 2001. The liability covers numerous properties and no individual property accounts for more than 10% of the current liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established liabilities. As of December 31, 2002, those ten sites accounted for $8 million of our total $48 million liability.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $204 million which relate to our joint ventures' operations. Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global asbestos settlement through December 31, 2003.
         If our debt ratings fall below investment grade, we would be in technical breach of a bank agreement covering another $160 million of letters of credit at December 31, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $121 million has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.

         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.
         Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are never asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued a liability for $364 million at December 31, 2002 and $97 million at December 31, 2001 of possible liquidated damages as we consider the imposition of liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate any liability for liquidated damages. Of the total liquidated damages, $263 million at December 31, 2002 and $77 million at December 31, 2001 relate to unasserted liquidated damages for the Barracuda-Caratinga project. The estimated schedule impact of change orders requested by the customer is expected to cover approximately one-half of the $263 million exposure at December 31, 2002 and claims for schedule extension are expected to cover the remaining exposure.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings as incurred. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 13.  Income (Loss) Per Share

  Millions of dollars and shares except per share data             2002          2001           2000
----------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
    change in accounting method, net                              $  (346)      $   551        $    188
==========================================================================================================

  Basic weighted average shares                                       432           428             442
  Effect of common stock equivalents                                    -             2               4
----------------------------------------------------------------------------------------------------------
  Diluted weighted average shares                                     432           430             446
==========================================================================================================

  Income (loss) per common share from continuing operations
    before change in accounting method, net:
  Basic                                                           $ (0.80)      $  1.29        $   0.42
==========================================================================================================
  Diluted                                                         $ (0.80)      $  1.28        $   0.42
==========================================================================================================

         Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. For 2002, we have used the basic weighted average shares in the calculation as the effect of the common stock equivalents would be antidilutive based upon the net loss from continuing operations. Included in the computation of diluted income per share in 2001 and 2000 are rights we issued in connection with the PES acquisition for between 850,000 and 2.1 million shares of Halliburton common stock. Excluded from the computation of diluted income per share are options to purchase 10 million shares of common stock in 2001 and 1 million shares in 2000. These options were outstanding during these years, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 14.  Reorganization of Business Operations
         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we separated and consolidated the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We also separated and consolidated the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries, Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries. The reorganization of business operations facilitated the separation, organizationally, financially, and operationally, of our two business segments, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions, which were previously shared, were moved into the two business groups. As a result, we took actions during 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group.
         In 2002, we incurred costs related to the restructuring of approximately $107 million which consisted of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20 million in professional fees related to the restructuring;
                  and
              -   $6 million related to contract terminations.
         Of  this  amount,   $8  million   remains  in  accruals  for  severance
arrangements and approximately $2 million for other items. We expect these remaining payments will be made during 2003.
         Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two businesses in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both businesses.
         In the fourth quarter of 2000 we approved a plan to reorganize our engineering and construction businesses into one business unit. This restructuring was undertaken because our engineering and construction businesses continued to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses were not positive. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure including write-offs of equipment and licenses of $10 million, engineering reference designs of $4 million, capitalized software of $6 million, and recorded severance costs of $16 million. Of these charges, $30 million was reflected under the captions Cost of services and $6 million as General and administrative in our 2000 consolidated statements of income. Severance and related costs of $16 million were for the reduction of approximately 30 senior management positions. In January 2002, the last of the personnel actions was completed and we have no remaining accruals related to the 2000 restructuring.

Note 15.  Change in Accounting Method
         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, goodwill is no longer amortized but is tested for impairment as set forth in the statement. We now perform our goodwill impairment test for each of our reporting units in accordance with SFAS No. 142 and those tests indicate that none of the goodwill we currently have recorded is impaired. Amortization of goodwill for 2001 totaled $42 million pretax and $38 million after-tax.
         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001. The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. We ceased amortization of goodwill on December 31, 2001.

Note 16.  Income Taxes
         The components of the (provision) benefit for income taxes are:

                                                       Years ended December 31
                                              -------------------------------------------
Millions of dollars                               2002          2001           2000
------------------------------------------------------------------------------------------
Current income taxes:
Federal                                         $     71      $   (146)       $   (16)
Foreign                                             (173)         (157)          (114)
State                                                  4           (20)            (5)
-----------------------------------------------------------------------------------------
Total                                                (98)         (323)          (135)
-----------------------------------------------------------------------------------------
Deferred income taxes:
Federal                                              (11)          (58)           (20)
Foreign and state                                     29            (3)            26
-----------------------------------------------------------------------------------------
Total                                                 18           (61)             6
-----------------------------------------------------------------------------------------
Total continuing operations                     $    (80)     $   (384)       $  (129)
-----------------------------------------------------------------------------------------
Discontinued operations:
     Current income taxes                             21           (15)           (60)
     Deferred income taxes                           133            35              -
Disposal of discontinued operations                    -          (199)          (141)
-----------------------------------------------------------------------------------------
Total                                           $     74      $   (563)       $  (330)
=========================================================================================

         Included in the current (provision) benefit for income taxes are foreign tax credits of $89 million in 2002, $106 million in 2001 and $113 million in 2000. The United States and foreign components of income before income taxes, minority interests, discontinued operations, and change in accounting method are as follows:

                               Years ended December 31
                        ---------------------------------------
Millions of dollars         2002         2001         2000
---------------------------------------------------------------
United States             $   (537)     $    565     $  128
Foreign                        309           389        207
---------------------------------------------------------------
Total                     $   (228)     $    954     $  335
===============================================================

         The primary components of our deferred tax assets and liabilities and the related valuation allowances, including federal deferred tax assets of discontinued operations are as follows:

                                                            December 31
                                                  --------------------------------
Millions of dollars                                    2002            2001
----------------------------------------------------------------------------------
Gross deferred tax assets:
    Employee compensation and benefits              $    282        $    214
    Capitalized research and experimentation              75              46
    Accrued liabilities                                  102             121
    Insurance accruals                                    78              82
    Construction contract accounting methods             114             100
    Inventory                                             46              53
    Asbestos and silica related liabilities            1,201             258
    Intercompany profit                                   32              54
    Net operating loss carryforwards                      81              44
    Foreign tax credit carryforward                       49               -
    AMT credit carryforward                                5               -
    Intangibles                                            6              18
    Allowance for bad debt                                40              36
    Other                                                 23              41
----------------------------------------------------------------------------------
      Total                                         $  2,134        $  1,067
----------------------------------------------------------------------------------
Gross deferred tax liabilities:
    Insurance for asbestos and
         silica related liabilities                 $    724        $    214
    Depreciation and amortization                        188             106
    Nonrepatriated foreign earnings                       36              36
    All other                                             13             101
----------------------------------------------------------------------------------
      Total                                         $    961        $    457
----------------------------------------------------------------------------------
Valuation allowances:
    Net operating loss carryforwards                $     77        $     38
    Future tax attributes related to asbestos
         litigation                                      233               -
    Foreign tax credit limitation                         49               -
    All other                                              7               8
----------------------------------------------------------------------------------
      Total                                              366              46
----------------------------------------------------------------------------------
Net deferred income tax asset                       $    807        $    564
==================================================================================

         We have $158 million of net operating loss carryforwards that expire from 2003 through 2011 and net operating loss carryforwards of $71 million with indefinite expiration dates. The federal alternative minimum tax credits are available to reduce future U.S. federal income taxes on an indefinite basis.
         We have accrued for the potential repatriation of undistributed earnings of our foreign subsidiaries and consider earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
         We have established a $49 million valuation allowance against the 2002 foreign tax credit carryovers, on the basis that we believe these credits will not be utilized in the statutory carryover period. We also have recorded a $233 million valuation allowance on the asbestos liabilities based on the anticipated impact of the future asbestos deductions on our ability to utilize future foreign tax credits. We anticipate that a portion of the asbestos deductions will displace future foreign tax credits and those credits will expire unutilized.
         Pension liability adjustment included in Other comprehensive income is net of a tax benefit of $69 million in 2002, and $15 million in 2001.
         Reconciliations between the actual provision for income taxes and that computed by applying the United States statutory rate to income from continuing operations before income taxes and minority interest are as follows:

                                                                    Years ended December 31
                                                             --------------------------------------
Millions of dollars                                             2002         2001         2000
---------------------------------------------------------------------------------------------------
(Provision) benefit computed at statutory rate                 $    80      $  (334)     $  (117)
Reductions (increases) in taxes resulting from:
    Rate differentials on foreign earnings                          (4)         (32)         (14)
    State income taxes, net of federal income tax benefit            2          (13)          (3)
    Prior years                                                     33            -            -
    Loss on disposals of equity method investee                    (28)           -            -
    Non-deductible goodwill                                          -          (11)         (11)
    Valuation allowance                                           (163)           -            -
    Other items, net                                                 -            6           16
---------------------------------------------------------------------------------------------------
    Total continuing operations                                    (80)        (384)        (129)
Discontinued operations                                            154           20          (60)
Disposal of discontinued operations                                  -         (199)        (141)
---------------------------------------------------------------------------------------------------
    Total                                                      $    74      $  (563)     $  (330)
===================================================================================================

         We have recognized a $114 million valuation allowance in continuing operations and $119 million in discontinued operations associated with the asbestos charges net of insurance recoveries. In addition, continuing operations has recorded a valuation allowance of $49 million related to potential excess foreign tax credit carryovers. Further, our impairment loss on Bredero-Shaw cannot be fully benefited for tax purposes due to book and tax basis differences in that investment and the limited benefit generated by a capital loss carryback. Settlement of unrealized prior period tax exposures had a favorable impact to the overall tax rate.
         Exclusive of the asbestos and silica charges net of insurance recoveries and the impairment loss on Bredero-Shaw, our 2002 effective tax rate from continuing operations would be 38.9% for fiscal 2002 compared to 40.3% in 2001.

Note 17.  Common Stock
         Our 1993 Stock and Long-Term Incentive Plan provides for the grant of any or all of the following types of awards:
              - stock options, including incentive stock options and non-qualified stock options;
              - stock appreciation rights, in tandem with stock options or freestanding;
              -   restricted stock;
              -   performance share awards; and
              -   stock value equivalent awards.
Under the terms of the 1993 Stock and Long-Term Incentive Plan as amended, 49 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 16 million shares can be awarded as restricted stock. At December 31, 2002, 19 million shares were available for future grants under the 1993 Stock and Long-Term Incentive Plan of which 10 million shares remain available for restricted stock awards.
         In connection with the acquisition of Dresser Industries, Inc. in 1998, we assumed the outstanding stock options under the stock option plans maintained by Dresser Industries, Inc. Stock option transactions summarized below include amounts for the 1993 Stock and Long-Term Incentive Plan and stock plans of Dresser Industries, Inc. and other acquired companies. No further awards are being made under the stock plans of acquired companies.
         The following table represents our stock options granted, exercised and forfeited during the past three years:

                                         Number of        Exercise        Weighted Average
                                           Shares         Price per        Exercise Price
  Stock Options                        (in millions)        Share            per Share
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 1999           17.1      $  3.10 - 61.50       $  32.03
---------------------------------------------------------------------------------------------
    Granted                                   1.7        34.75 - 54.00          41.61
    Exercised                                (3.6)        3.10 - 45.63          25.89
    Forfeited                                (0.5)       12.20 - 54.50          37.13
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2000           14.7      $  8.28 - 61.50       $  34.54
---------------------------------------------------------------------------------------------
    Granted                                   3.6        12.93 - 45.35          35.56
    Exercised                                (0.7)        8.93 - 40.81          25.34
    Forfeited                                (0.5)       12.32 - 54.50          36.83
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2001           17.1      $  8.28 - 61.50       $  35.10
---------------------------------------------------------------------------------------------
    Granted                                   2.6         9.10 - 19.75          12.57
    Exercised                                 -    *      8.93 - 17.21          11.39
    Forfeited                                (1.2)        8.28 - 54.50          31.94
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2002           18.5      $  9.10 - 61.50       $  32.10
=============================================================================================

              * Actual  exercises  for 2002 were  approximately  30,000  shares.

         Options outstanding at December 31, 2002 are composed of the following:

                                          Outstanding                                 Exercisable
                         ----------------------------------------------     --------------------------------
                                             Weighted
                                             Average        Weighted                            Weighted
                            Number of       Remaining       Average           Number of          Average
       Range of              Shares        Contractual      Exercise           Shares           Exercise
    Exercise Prices       (in millions)        Life          Price          (in millions)         Price
------------------------------------------------------------------------------------------------------------
  $  9.10 - 19.27               3.2             7.4         $  13.41               0.7          $  16.96
  $ 19.28 - 30.14               5.1             4.8            27.50               4.8             27.79
  $ 30.15 - 39.54               6.3             6.5            37.30               4.8             38.55
  $ 39.55 - 61.50               3.9             6.7            45.28               2.2             48.34
------------------------------------------------------------------------------------------------------------
  $  9.10 - 61.50              18.5             6.2         $  32.10              12.5          $  34.98
============================================================================================================

         There were 10.7 million  options  exercisable  with a weighted  average exercise price of $34.08 at December 31, 2001, and 8.8 million options exercisable with a weighted average exercise price of $32.81 at December 31, 2000.
         All stock options under the 1993 Stock and Long-Term Incentive Plan, including options granted to employees of Dresser Industries, Inc. since its acquisition, are granted at the fair market value of the common stock at the grant date.
         Stock options generally expire 10 years from the grant date. Stock options under the 1993 Stock and Long-Term Incentive Plan vest ratably over a three or four year period. Other plans have vesting periods ranging from three to 10 years. Options under the Non-Employee Directors' Plan vest after six months. Restricted shares awarded under the 1993 Stock and Long-Term Incentive Plan were 1,706,643 in 2002, 1,484,034 in 2001, and 695,692 in 2000. The shares awarded are net of forfeitures of 46,894 in 2002, 170,050 in 2001, and 69,402 in 2000. The weighted average fair market value per share at the date of grant of shares granted was $14.95 in 2002, $30.90 in 2001, and $42.25 in 2000.
         Our Restricted Stock Plan for Non-Employee Directors allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. We reserved 100,000 shares of common stock for issuance to non-employee directors. Under this plan we issued 4,400 restricted shares in 2002, 4,800 restricted shares in 2001, and 3,600 restricted shares in 2000. At December 31, 2002, 38,000 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted was $12.56 in 2002, $34.35 in 2001, and $46.81 in 2000.
         Our Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 2002, 152,650 shares (net of 42,750 shares forfeited) have been issued. Forfeitures were 400 in 2002, 800 in 2001, and 6,450 in 2000. No further grants are being made under this plan.
         Under the terms of our Career Executive Incentive Stock Plan, 15 million shares of our common stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 2002, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
         Restricted shares issued under the 1993 Stock and Long-Term Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares in which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2002, the unamortized amount is $75 million. We recognized compensation costs of $38 million in 2002, $23 million in 2001, and $18 million in 2000.
         During 2002, our Board of Directors approved the 2002 Employee Stock Purchase Plan (ESPP) and reserved 12 million shares for issuance. Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each 6-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. There were approximately 541,000 shares sold through the ESPP in 2002.
         On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. No shares were repurchased in 2002. We repurchased 1.2 million shares at a cost of $25 million in 2001 and
20.4 million shares at a cost of $759 million in 2000.

Note 18.  Series A Junior Participating Preferred Stock
         We previously declared a dividend of one preferred stock purchase right on each outstanding share of common stock. The dividend is also applicable to each share of our common stock that was issued subsequent to adoption of the Rights Agreement entered into with Mellon Investor Services LLC. Each preferred stock purchase right entitles its holder to buy one two-hundredth of a share of our Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75. These preferred stock purchase rights are subject to anti-dilution adjustments, which are described in the Rights Agreement entered into with Mellon. The preferred stock purchase rights do not have any voting rights and are not entitled to dividends.
         The preferred stock purchase rights become exercisable in limited circumstances involving a potential business combination. After the preferred stock purchase rights become exercisable, each preferred stock purchase right will entitle its holder to an amount of our common stock, or in some circumstances, securities of the acquirer, having a total market value equal to two times the exercise price of the preferred stock purchase right. The preferred stock purchase rights are redeemable at our option at any time before they become exercisable. The preferred stock purchase rights expire on December 15, 2005. No event during 2002 made the preferred stock purchase rights exercisable.

Note 19.  Financial Instruments and Risk Management
         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138. This standard requires entities to recognize all derivatives on the balance sheet as assets or liabilities and to measure the instruments at fair value. Accounting for gains and losses from changes in those fair values is specified in the standard depending on the intended use of the derivative and other criteria. We adopted SFAS No. 133 effective January 2001 and recorded a $1 million after-tax credit for the cumulative effect of adopting the change in accounting method. We do not expect future measurements at fair value under the new accounting method to have a material effect on our financial condition or results of operations.
         Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flows resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes.
         We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.
         Foreign currency contracts are not utilized to manage exposures in some currencies due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.
         Assets, liabilities and forecasted cash flows denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, which are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. While we enter into these instruments to manage the foreign currency risk on these projects, we have chosen not to seek hedge accounting treatment for these contracts. The fair value of these contracts was immaterial as of the end of 2002 and 2001.
         Notional amounts and fair market values. The notional amounts of open forward contracts and options for continuing operations were $609 million at December 31, 2002 and $505 million at December 31, 2001. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.
         Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality securities with various investment institutions. We derive the majority of our revenues from sales and services, including engineering and construction, to the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable.
         There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.

         Interest rate risk. We have several debt instruments outstanding which have both fixed and variable interest rates. We manage our ratio of fixed to variable-rate debt through the use of different types of debt instruments and derivative instruments.
         Fair market value of financial instruments. The estimated fair market value of long-term debt at year-end for both 2002 and 2001 was $1.3 billion as compared to the carrying amount of $1.5 billion at year-end for both 2002 and 2001. The fair market value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. See Note 11. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable and accounts payable, as reflected in the consolidated balance sheets approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third-party quotes. The fair market values of derivative instruments used for fair value hedging and cash flow hedging were immaterial.

Note 20.  Retirement Plans
         Our Company and subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, which provide retirement contributions in return for services rendered, provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $80 million in 2002 compared to $129 million in 2001 and $140 million in 2000. Other retirement plans include defined benefit plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation. These plans are funded to operate on an actuarially sound basis. Plan assets are primarily invested in cash, short-term investments, real estate, equity and fixed income securities of entities domiciled in the country of the plan's operation. Plan assets, expenses and obligations for retirement plans in the following tables include both continuing and discontinued operations.

                                                                  2002                               2001
                                                   ----------------------------------------------------------------------
Millions of dollars                                 United States     International     United States    International
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                 $  140         $  1,968             $  288          $  1,670
Service cost                                                 1               72                  2                60
Interest cost                                                9              102                 13                89
Plan participants' contributions                             -               14                  -                14
Effect of business combinations and new plans                -               70                  -                 -
Amendments                                                   1               (4)                 -                 -
Divestitures                                                 -               (5)              (111)              (90)
Settlements/curtailments                                    (1)              (1)               (46)                -
Currency fluctuations                                        -              102                  -                15
Actuarial gain/(loss)                                        5              (27)                 8               270
Benefits paid                                              (11)             (52)               (14)              (60)
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       $  144         $  2,239             $  140          $  1,968
=========================================================================================================================

                                                                  2002                               2001
                                                    ---------------------------------------------------------------------
Millions of dollars                                  United States    International     United States    International
-------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year           $  130        $  1,827             $  313          $  2,165
Actual return on plan assets                                 (6)            (69)               (22)             (294)
Employer contribution                                         1              36                  7                30
Settlements                                                  (1)              -                (46)                -
Plan participants' contributions                              -              14                  1                14
Effect of business combinations and new plans                 -              45                  -                 -
Divestitures                                                  -              (5)              (109)              (45)
Currency fluctuations                                         -              89                  -                15
Benefits paid                                               (11)            (51)               (14)              (58)
-------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                 $  113        $  1,886             $  130          $  1,827
=========================================================================================================================

Funded status                                            $  (31)       $   (353)            $  (10)         $   (141)
Unrecognized transition obligation/(asset)                    -              (2)                (1)               (3)
Unrecognized actuarial (gain)/loss                           56             477                 34               308
Unrecognized prior service cost/(benefit)                     1             (70)                (2)              (96)
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                    $   26        $     52             $   21          $     68
=========================================================================================================================

         We recognized an additional minimum pension liability for the underfunded defined benefit plans. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity. For the year ended December 31, 2002 we recognized $212 million in additional minimum pension liability of which $130 million was recorded as Other comprehensive income, net of tax.

                                                               2002                               2001
                                                 ---------------------------------------------------------------------
Millions of dollars                               United States    International     United States    International
----------------------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
    balance sheets
Prepaid benefit cost                                   $  30           $   102            $   7           $    85
Accrued benefit liability including
    additional minimum liability                         (59)             (250)             (10)              (36)
Intangible asset                                           2                12                1                 1
Accumulated other comprehensive income,
    net of tax                                            35               122               15                12
Deferred tax asset                                        18                66                8                 6
----------------------------------------------------------------------------------------------------------------------
Net amount recognized                                  $  26           $    52            $  21           $    68
======================================================================================================================

         Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

   Weighted-average assumptions         2002             2001            2000
-------------------------------------------------------------------------------------
   Expected return on plan assets:
      United States plans               9.0%             9.0%            9.0%
      International plans           5.5% to 8.16%    5.5% to 9.0%    3.5% to 9.0%
   Discount rate:
      United States plans               7.0%            7.25%            7.5%
      International plans          5.25% to 20.0%    5.0% to 8.0%    4.0% to 8.0%
   Rate of compensation increase:
      United States plans               4.5%             4.5%            4.5%
      International plans           3.0% to 21.0%    3.0% to 7.0%    3.0% to 7.6%
=====================================================================================

                                                   2002                       2001                       2000
                                         --------------------------------------------------------------------------------
                                          United                     United                     United
   Millions of dollars                    States    International    States    International    States    International
   ----------------------------------------------------------------------------------------------------------------------
   Components of net periodic
       benefit cost
   Service cost                             $   1       $    72       $   2        $    60        $  4        $    57
   Interest cost                                9           102          13             89          20             87
   Expected return on plan assets             (13)         (106)        (18)           (95)        (26)           (99)
   Transition amount                            -            (2)          -             (2)          -              -
   Amortization of prior service cost          (2)           (6)         (2)            (6)         (1)            (6)
   Settlements/curtailments                     -            (2)         16              -          10              -
   Recognized actuarial (gain)/loss             1             3          (1)            (9)          -            (10)
   ----------------------------------------------------------------------------------------------------------------------
   Net periodic benefit (income) cost       $  (4)      $    61       $  10        $    37        $  7        $    29
  =======================================================================================================================

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2002 and 2001 are as follows:

  Millions of dollars                   2002          2001
----------------------------------------------------------------
  Projected benefit obligation        $  2,319      $   235
  Accumulated benefit obligation      $  2,121      $   215
  Fair value of plan assets           $  1,942      $   175
================================================================

          Postretirement medical plan. We offer postretirement medical plans to specific eligible employees. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution and participants' contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.
         Other postretirement medical plans are contributory but we generally absorb the majority of the costs. We may elect to adjust the amount of our contributions for these plans. As a result, the expected future health care cost inflation rate affects the accumulated postretirement benefit obligation amount. These plans have assumed health care trend rates (weighted based on the current year benefit obligation) for 2002 of 13% which are expected to decline to 5% by 2007.
         Obligations and expenses for postretirement medical plans in the following tables include both continuing and discontinued operations.

  Millions of dollars                                 2002             2001
------------------------------------------------------------------------------------
  Change in benefit obligation
  Benefit obligation at beginning of year            $   157         $   296
  Service cost                                             1               2
  Interest cost                                           11              15
  Plan participants' contributions                        11              12
  Settlements/curtailments                                 -            (144)
  Actuarial gain                                          33               5
  Benefits paid                                          (27)            (29)
------------------------------------------------------------------------------------
  Benefit obligation at end of year                  $   186         $   157
====================================================================================
  Change in plan assets
  Fair value of plan assets at beginning of year     $     -         $     -
  Employer contribution                                   16              17
  Plan participants' contributions                        11              12
  Benefits paid                                          (27)            (29)
------------------------------------------------------------------------------------
  Fair value of plan assets at end of year           $     -         $     -
====================================================================================

  Funded status                                      $  (186)        $  (157)
  Employer contribution                                    2               2
  Unrecognized actuarial gain                             20             (14)
  Unrecognized prior service cost                          2               3
------------------------------------------------------------------------------------
  Net amount recognized                              $  (162)        $  (166)
====================================================================================

  Millions of dollars                                  2002             2001
------------------------------------------------------------------------------------
  Amounts recognized in the consolidated
   balance sheets
  Accrued benefit liability                          $  (162)        $  (166)
------------------------------------------------------------------------------------
  Net amount recognized                              $  (162)        $  (166)
====================================================================================

  Weighted-average assumptions                    2002        2001        2000
------------------------------------------------------------------------------------
  Discount rate                                   7.0%       7.25%        7.50%
------------------------------------------------------------------------------------

  Millions of dollars                             2002         2001        2000
------------------------------------------------------------------------------------
  Components of net periodic benefit cost
  Service cost                                   $    1       $    2       $  3
  Interest cost                                      11           15         20
  Amortization of prior service cost                  -           (3)        (7)
  Settlements/curtailments                            -         (221)         -
  Recognized actuarial gain                          (1)          (1)        (1)
------------------------------------------------------------------------------------
  Net periodic benefit cost                      $   11       $ (208)      $ 15
====================================================================================

         Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             One-Percentage-Point
                                                          ----------------------------
  Millions of dollars                                       Increase    (Decrease)
--------------------------------------------------------------------------------------
  Effect on total of service and interest cost components     $   1         $ (1)
  Effect on the postretirement benefit obligation             $  10         $ (9)
--------------------------------------------------------------------------------------

Note 21. Dresser Industries, Inc. Financial Information
         Since becoming a wholly owned subsidiary of Halliburton, DII Industries (formerly Dresser Industries, Inc.) has ceased filing periodic reports with the United States Securities and Exchange Commission. DII Industries 8% guaranteed senior notes, which were initially issued by Baroid Corporation, remain outstanding and are fully and unconditionally guaranteed by Halliburton. Under the terms of a Fourth Supplemental Indenture, Halliburton Company in December 2002 assumed as co-obligor the payment of principle and interest on the notes, and the performance of all of the covenants and conditions of the related indenture.

Note 22.  Goodwill and Other Intangible Assets
         We adopted the SFAS No. 142 "Goodwill and Other Intangible Assets", and in accordance with the statement, amortization of goodwill has been discontinued. Our reporting units as defined under SFAS No. 142 are the same as our reportable operating segments: Energy Services Group and Engineering and Construction Group. Goodwill for the Energy Services Group was $402 million (net of $118 million accumulated amortization) in 2002, $386 million (net of $118 million accumulated amortization) in 2001, and $310 million (net of $97 million accumulated amortization) in 2000. Goodwill for the Engineering and Construction Group was $321 million (net of $152 million accumulated amortization) in 2002, $334 million (net of $151 million accumulated amortization) in 2001, and $287 million (net of $134 million accumulated amortization) in 2000.
         Had we been accounting for our goodwill under SFAS No. 142 for all periods presented, our net income (loss) and earnings (loss) per share would have been as follows:

                                                                   Years ended December 31
                                                           --------------------------------------
              Millions of dollars except per share data        2002         2001         2000
              ------------------------------------------------------------------------------------
              Reported net income (loss)                      $  (998)     $   809      $   501
              Goodwill amortization, net of tax                     -           38           36
              ------------------------------------------------------------------------------------
              Adjusted net income (loss)                      $  (998)     $   847      $   537
              ====================================================================================

              Basic earnings (loss) per share:
                  Reported net income (loss)                  $ (2.31)     $  1.89      $  1.13
                  Goodwill amortization, net of tax                 -         0.09         0.08
              ------------------------------------------------------------------------------------
                  Adjusted net income (loss)                  $ (2.31)     $  1.98      $  1.21
              ====================================================================================

              Diluted earnings (loss) per share:
                  Reported net income (loss)                  $ (2.31)     $  1.88      $  1.12
                  Goodwill amortization, net of tax                 -         0.09         0.08
              ------------------------------------------------------------------------------------
                  Adjusted net income (loss)                  $ (2.31)     $  1.97      $  1.20
              ====================================================================================

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                   (Unaudited)


                                                                       Years ended December 31
  Millions of dollars and shares                 ----------------------------------------------------------------------
  except per share and employee data                 2002          2001          2000          1999           1998
  ---------------------------------------------------------------------------------------------------------------------
  Operating results
  Net revenues
      Energy Services Group                        $  6,836      $  7,811      $  6,233     $    5,402     $  7,258
      Engineering and Construction Group              5,736         5,235         5,711          6,911        7,246
  ---------------------------------------------------------------------------------------------------------------------
         Total revenues                            $ 12,572      $ 13,046      $ 11,944     $   12,313     $ 14,504
  =====================================================================================================================
  Operating income (loss)
      Energy Services Group                        $    638      $  1,036      $    589     $      241     $    934
      Engineering and Construction Group               (685)          111           (54)           184          274
      Special charges and credits (1)                     -             -             -             47         (959)
      General corporate                                 (65)          (63)          (73)           (71)         (79)
  ---------------------------------------------------------------------------------------------------------------------
         Total operating income (1)                    (112)        1,084           462            401          170
  Nonoperating income (expense), net (2)               (116)         (130)         (127)           (94)        (115)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations
      before income taxes and minority interest        (228)          954           335            307           55
  Provision for income taxes (3)                        (80)         (384)         (129)          (116)        (155)
  Minority interest in net income of
  consolidated
      subsidiaries                                      (38)          (19)          (18)           (17)         (20)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations         $   (346)     $    551      $    188     $      174     $   (120)
  =====================================================================================================================
  Income (loss) from discontinued operations       $   (652)     $    257      $    313     $      283     $    105
  =====================================================================================================================
  Net income (loss)                                $   (998)     $    809      $    501     $      438     $    (15)
  =====================================================================================================================
  Basic income (loss) per common share
      Continuing operations                        $  (0.80)     $   1.29      $   0.42     $     0.40     $   (0.27)
      Net income (loss)                               (2.31)         1.89          1.13           1.00         (0.03)
  Diluted income (loss) per common share
      Continuing operations                           (0.80)         1.28          0.42           0.39         (0.27)
      Net income (loss)                               (2.31)         1.88          1.12           0.99         (0.03)
  Cash dividends per share                             0.50          0.50          0.50           0.50          0.50
  Return on average shareholders' equity             (24.02)%       18.64%        12.20%         10.49%        (0.35)%
  ----------------------------------------------------------------------------------------------------------------------
  Financial position
  Net working capital                              $  2,288      $  2,665      $  1,742     $    2,329     $  2,129
  Total assets                                       12,844        10,966        10,192          9,639       10,072
  Property, plant and equipment, net                  2,629         2,669         2,410          2,390        2,442
  Long-term debt (including current maturities)       1,476         1,484         1,057          1,364        1,426
  Shareholders' equity                                3,558         4,752         3,928          4,287        4,061
  Total capitalization                                5,083         6,280         6,555          6,590        5,990
  Shareholders' equity per share                       8.16         10.95          9.20           9.69         9.23
  Average common shares outstanding (basic)             432           428           442            440          439
  Average common shares outstanding (diluted)           432           430           446            443          439
  ---------------------------------------------------------------------------------------------------------------------
  Other financial data
  Capital expenditures                             $   (764)     $   (797)     $   (578)    $     (520)    $   (841)
  Long-term borrowings (repayments), net                (15)          412          (308)           (59)         122
  Depreciation, depletion and amortization
      expense                                           505           531           503            511          500
  Goodwill amortization included in depreciation,
      depletion and amortization expense:
         Energy Services Group                            -            24            19             12           22
         Engineering and Construction Group               -            18            25             21           14
  Payroll and employee benefits (4)                  (4,875)       (4,818)       (5,260)        (5,647)      (5,880)
  Number of employees (4), (5)                       83,000        85,000        93,000        103,000      107,800
  =====================================================================================================================
  (continued on next page)

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                   (Unaudited)
                                   (continued)


                                                                          Years ended December 31
  Millions of dollars and shares                 -------------------------------------------------------------------------
  except per share and employee data                 1997          1996          1995            1994           1993
  ------------------------------------------------------------------------------------------------------------------------
  Operating results
  Net revenues
      Energy Services Group                       $    7,152     $   5,696     $  4,838      $    4,548      $    5,065
      Engineering and Construction Group               6,346         5,540        4,207           3,992           4,080
  ------------------------------------------------------------------------------------------------------------------------
         Total revenues                           $   13,498     $  11,236     $  9,045      $    8,540      $    9,145
  ========================================================================================================================
  Operating income
      Energy Services Group                       $      959     $     644     $    552      $      411      $      395
      Engineering and Construction Group                 279           188           89              66              95
      Special charges and credits (1)                     11           (86)          (8)            (19)           (419)
      General corporate                                  (71)          (72)         (71)            (56)            (63)
  ------------------------------------------------------------------------------------------------------------------------
         Total operating income (1)                    1,178           674          562             402               8
  Nonoperating income (expense), net (2)                 (82)          (70)         (34)            333             (61)
  ------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations
      before income taxes and minority interest        1,096           604          528             735             (53)
  Provision for income taxes (3)                        (406)         (158)        (167)           (275)            (18)
  Minority interest in net income of
  consolidated
      subsidiaries                                       (30)            -           (1)            (14)            (24)
  ------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations        $      660     $     446     $    360      $      446      $      (95)
  ========================================================================================================================
  Income from discontinued operations             $      112     $     112     $     36      $       97      $       81
  ========================================================================================================================
  Net income (loss)                               $      772     $     558     $    381      $      543      $      (14)
  ========================================================================================================================
  Basic income (loss) per common share
      Continuing operations                       $     1.53     $    1.04     $   0.83      $     1.04      $    (0.23)
      Net income (loss)                                 1.79          1.30         0.88            1.26           (0.04)
  Diluted income (loss) per common share
      Continuing operations                             1.51          1.03         0.83            1.03           (0.23)
      Net income (loss)                                 1.77          1.29         0.88            1.26           (0.04)
  Cash dividends per share                              0.50          0.50         0.50            0.50            0.50
  Return on average shareholders' equity               19.16%        15.25%       10.44%          15.47%          (0.43)%
  ------------------------------------------------------------------------------------------------------------------------
  Financial position
  Net working capital                             $    1,985     $   1,501     $  1,477      $    2,197      $    1,563
  Total assets                                         9,657         8,689        7,723           7,774           8,087
  Property, plant and equipment, net                   2,282         2,047        1,865           1,631           1,747
  Long-term debt (including current maturities)        1,303           957          667           1,119           1,129
  Shareholders' equity                                 4,317         3,741        3,577           3,723           3,296
  Total capitalization                                 5,647         4,828        4,378           4,905           4,746
  Shareholders' equity per share                        9.86          8.78         8.29            8.63            7.70
  Average common shares outstanding (basic)              431           429          431             431             422
  Average common shares outstanding (diluted)            436           432          432             432             422
  ------------------------------------------------------------------------------------------------------------------------
  Other financial data
  Capital expenditures                            $     (804)    $    (612)    $   (474)     $     (358)     $     (373)
  Long-term borrowings (repayments), net                 285           286         (481)           (120)            192
  Depreciation, depletion and amortization
      expense                                            465           405          380             387             574
  Goodwill amortization included in
      depreciation, depletion and amortization
      expense:
         Energy Services Group                            20            19           17              14              11
         Engineering and Construction Group               12             7            7               7               7
  Payroll and employee benefits (4)                   (5,479)       (4,674)      (4,188)         (4,222)         (4,429)
  Number of employees (4), (5)                       102,000        93,000       89,800          86,500          90,500
  ========================================================================================================================
  (continued on next page)


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

(4) Includes employees of Dresser Equipment Group which is accounted for as discontinued operations for the years 1993 through 2000.

(5)  Does not include employees of less than 50%-owned affiliated companies.

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)


                                                                            Quarter
                                                    ---------------------------------------------------------
Millions of dollars except per share data               First         Second         Third         Fourth         Year
----------------------------------------------------------------------------------------------------------------------------
2002
Revenues                                             $   3,007        $ 3,235        $ 2,982       $ 3,348       $12,572
Operating income (loss)                                    123           (405)           191           (21)         (112)
Income (loss) from continuing operations                    50           (358)            94          (132)         (346)
Loss from discontinued operations                          (28)          (140)             -          (484)         (652)
Net income (loss)                                           22           (498)            94          (616)         (998)
Earnings per share:
    Basic income (loss) per common share:
       Income (loss) from continuing operations           0.12          (0.83)          0.22         (0.30)        (0.80)
       Loss from discontinued operations                 (0.07)         (0.32)             -         (1.12)        (1.51)
       Net income (loss)                                  0.05          (1.15)          0.22         (1.42)        (2.31)
    Diluted income (loss) per common share:
       Income (loss) from continuing operations           0.12          (0.83)          0.22         (0.30)        (0.80)
       Loss from discontinued operations                 (0.07)         (0.32)             -         (1.12)        (1.51)
       Net income (loss)                                  0.05          (1.15)          0.22         (1.42)        (2.31)
Cash dividends paid per share                            0.125          0.125          0.125         0.125          0.50
Common stock prices (1)
    High                                                 18.00          19.63          16.00          21.65        21.65
    Low                                                   8.60          14.60           8.97          12.45         8.60
============================================================================================================================
2001
Revenues                                             $   3,144        $ 3,339        $ 3,391       $ 3,172       $13,046
Operating income                                           198            272            342           272         1,084
Income from continuing operations before
    change in accounting method, net                        86            143            181           141           551
Income (loss) from discontinued operations                  22            (60)            (2)           (2)          (42)
Gain on disposal of discontinued operations                  -            299              -             -           299
Change in accounting method, net                             1              -              -             -             1
Net income                                                 109            382            179           139           809
============================================================================================================================
(continued on next page)


                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)
                                   (continued)


                                                                              Quarter
                                                       ------------------------------------------------------
Millions of dollars except per share data                First        Second         Third         Fourth          Year
-----------------------------------------------------------------------------------------------------------------------------
2001
Earnings per share:
    Basic income (loss) per common share:
       Income from continuing operations                     0.20        0.34           0.42          0.33          1.29
       Income (loss) from discontinued operations            0.05       (0.14)             -         (0.01)        (0.10)
       Gain on disposal of discontinued operations              -        0.70              -            -           0.70
       Net income                                            0.25        0.90           0.42          0.32          1.89
    Diluted income (loss) per common share:
       Income from continuing operations                     0.20        0.33           0.42          0.33          1.28
       Income (loss) from discontinued operations            0.05       (0.14)             -         (0.01)        (0.10)
       Gain on disposal of discontinued operations              -        0.70              -            -           0.70
       Net income                                            0.25        0.89           0.42          0.32          1.88
Cash dividends paid per share                               0.125       0.125          0.125         0.125          0.50
Common stock prices (1)
    High                                                    45.91       49.25          36.79         28.90         49.25
    Low                                                     34.81       32.20          19.35         10.94         10.94
=============================================================================================================================

(1) New York Stock Exchange - composite transactions high and low intraday price.

PART III

Item 10. Directors and Executive Officers of Registrant.
         The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 10 through 12 of this annual report.

Item 11. Executive Compensation.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Cumulative Total Return," "Summary Compensation Table," "Option Grants For Fiscal 2002," "Aggregated Option Exercises in Fiscal 2002 and December 31, 2002 Option Values," "Employment Contracts and Change-in-Control Arrangements" and "Directors' Compensation."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
         Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans. This information is incorporated by reference to the Halliburton
Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Certain Relationships and Related Transactions."

Item 14.  Controls and Procedures.
         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:
       The reports of Independent Public Accountants and the financial statements of the Company as required by Part II, Item 8, are included on pages 47 through 95 and pages 99 and 100 of this annual report. See index on page 14.

    2. Financial Statement Schedules: Page No.

       Report on supplemental schedule of KPMG LLP                        112

       Schedule II - Valuation and qualifying accounts for the
       three years ended
            December 31, 2002                                             113

       Note: All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

    3. Exhibits:

    Exhibit
    Number          Exhibits

    3.1 Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on July 23, 1998 (incorporated by reference to Exhibit 3(a) to Halliburton's Form 10-Q for the quarter ended June 30, 1998, File No. 1-3492).

*   3.2             By-laws  of   Halliburton  revised   effective  February 12,
                    2003.

    4.1 Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Predecessor's Form 8-K dated as of February 20, 1991, File No. 1-3492).

    4.2 Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4(b) to the Predecessor's Registration Statement on Form S-3
                    (Registration No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.1 of Halliburton's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

    4.3 Resolutions of the Predecessor's Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee's consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor's Form 8-K dated as of February 20, 1991, File No. 1-3492).

    4.4 Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of February 11, 1997, File No. 1-3492).

    4.5 Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.2 of Halliburton's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

    4.6 Third Supplemental Indenture dated as of August 1, 1997 between Halliburton and Texas Commerce Bank National Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    4.7 Fourth Supplemental Indenture dated as of September 29, 1998 between Halliburton and Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    4.8 Resolutions of Halliburton's Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of Halliburton's Form 10-K for the year ended December 31, 1996, File No. 1-3492).

    4.9 Resolutions of Halliburton's Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    4.10            Restated  Rights  Agreement  dated  as  of  December 1, 1996 between Halliburton and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.4 of Halliburton's Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

    4.11 Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $8 million in the aggregate at December 31, 2002, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

    4.12            Form  of debt  security  of 7.53%  Notes  due  May 12,  2017
                    (incorporated by reference to Exhibit 4.4 to Halliburton's Form 10-Q for the quarter ended March 31, 1997, File No. 1-3492).

    4.13 Form of debt security of 6.30% Notes due August 5, 2002 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of August 5, 1997, File No. 1-3492).

    4.14 Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of November 24, 1998, File No. 1-3492).

    4.15 Form of Indenture, between Baroid Corporation and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to
                    Exhibit 4.01 to the Registration Statement on Form S-3 filed by Baroid Corporation, Registration No. 33-60174), as supplemented and amended by Form of Supplemental Indenture, between Dresser, Baroid Corporation and Texas Commerce Bank N.A. as Trustee, for 8% Guaranteed Senior Notes due 2003 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed by Baroid Corporation and Dresser Industries, Inc., Registration No. 33-53077).

    4.16 Second Supplemental Indenture dated October 30, 1997 between Dresser and Texas Commerce Bank National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.19 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    4.17 Third Supplemental Indenture dated September 29, 1998 between Dresser, Halliburton, as Guarantor, and Chase Bank of Texas, National Association, as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.20 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    4.18 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 filed by Dresser as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9, 1996, File No. 1-4003).

    4.19 Form of debt security of floating rate Notes due July 16, 2003 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated January 8, 2002, File No. 1-3492).

    4.20 Form of debt security of 6% Notes due August 1, 2006 (incorporated by reference to Exhibit 4.2 to Halliburton's Form 8-K dated January 8, 2002, File No. 1-3492).

*   4.21            Fourth  Supplemental  Indenture  dated   December  20,  2002
                    between  DII Industries,  LLC (formerly  Dresser Industries,
                    Inc.), Halliburton and JPMorgan Chase Bank, a New York banking corporation (formerly Chase Bank of Texas, National
                    Association  and before  that Texas  Commerce  Bank National
                    Association), as Trustee, for 8% Senior Notes due 2003.

*   4.22            Credit Facility  in  the  amount of(pound)80  million  dated
                    November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and
                    Company of the Bank of Scotland, HSBC Bank plc and The Royal
                    Bank of Scotland Plc.

    10.1 Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor's Form 10-K for the year ended December 31, 1992, File No. 1-3492).

    10.2 Retirement Plan for the Directors of Halliburton Company, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

    10.3 Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective February 1, 2001 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

    10.4 Halliburton Company 1993 Stock and Long-Term Incentive Plan, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30, 2000, File No. 1-3492).

    10.5 Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993, File No. 1-3492).

    10.6 Employment agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995, File No. 1-3492).

    10.7 Employment agreement (Lester L. Coleman) (incorporated by reference to Exhibit 10.16 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    10.8 Employment agreement (Gary V. Morris) (incorporated by reference to Exhibit 10.19 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492).

    10.9 Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

    10.10           Dresser   Industries,   Inc.   1982   Stock    Option   Plan
                    (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 12, 1982, File No. 1-4003).

    10.11 ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser's Form 10-K for the year ended October 31, 1995, File No. 1-4003).

    10.12 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser's Form 10-K for the year ended October 31, 1995, File No. 1-4003).

    10.13 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the year ended October 31, 1997, File No. 1-4003).

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

    10.16           Long-Term Performance Plan  for Selected Employees of The M.
                    W. Kellogg Company, as amended and restated effective September 1, 1999 (incorporated by reference to Exhibit
                    10.23 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

    10.17           Dresser  Industries,  Inc.  1992   Stock  Compensation  Plan
                    (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, File No. 1-4003).

    10.18 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, File No. 1-4003).

    10.19 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit
                    10.25 to Dresser's Form 10-K for the year ended October 31, 1997, File No. 1-4003).

    10.20 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the quarter ended April 30, 1998, File No. 1-4003).

    10.21 Employment agreement (Robert F. Heineman) (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2000, File No. 1-3492).

    10.22 Employment agreement (Arthur D. Huffman) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

    10.23 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

    10.24 Employment agreement (Margaret E. Carriere) (incorporated by reference to Exhibit 10.39 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

    10.25 Agreement and Plan of Recapitalization, as amended and restated effective April 10, 2001 (incorporated by reference to Halliburton's Form 8-K/A dated as of May 10, 2001, File No. 1-3492).

    10.26 Halliburton Company Supplemental Executive Retirement Plan (formerly part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated
                    effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

    10.27           Halliburton  Company  Benefit  Restoration   Plan  (formerly
                    part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

    10.28 Employment agreement (Douglas L. Foshee) (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

    10.29 Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

    10.30 Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

    10.31 Employment agreement (R. Randall Harl) (incorporated by reference to Exhibit 10.32 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

    10.32           Employment   agreement  (Edgar   Ortiz)   (incorporated   by
                    reference to Exhibit 10.33 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

    10.33 Halliburton Elective Deferral Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 4.1 to Halliburton's Registration Statement on Form S-8, Registration No. 333-73046).

    10.34 Halliburton Elective Deferral Plan as amended and restated effective May 1, 2002 (incorporated by reference to Exhibit
                    10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

    10.35 Halliburton Company 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

    10.36 Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective as of October 22, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2002, File No. 1-3492).

    10.37 Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

    10.38 Employment Agreement (Weldon J. Mire) (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

*   10.39           Employment Agreement of David R. Smith.

*   10.40           Employment Agreement of John W. Gibson.

*   21              Subsidiaries of the Registrant.

*   23.1            Consent of KPMG LLP.

*   23.2            Notice Regarding Consent of Arthur Andersen LLP.

    24.1 Powers of attorney for the following directors signed in February, 1997 (incorporated by reference to Exhibit 24 to Halliburton's Form 10-K for the year ended December 31, 1996, File No. 1-3492):

                    Robert L. Crandall
                    W. R. Howell
                    C. J. Silas

    24.2            Power  of attorney  signed in  December, 1997 for Charles J.
                    DiBona (incorporated by reference to Exhibit 24(b) to Halliburton's Form 10-K for the year ended December 31, 1997, File No. 1-3492).

    24.3 Powers of attorney for the following directors signed in October, 1998 (incorporated by reference to Exhibit 24.3 to Halliburton's Form 10-K for the year ended December 31, 1998, File No. 1-3492):

                    Lawrence S. Eagleburger
                    Ray L. Hunt
                    J. Landis Martin
                    Jay A. Precourt

    24.4 Powers of attorney for the following directors signed in May, 2001 (incorporated by reference to Exhibit 24.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492):

                    Kenneth T. Derr
                    Aylwin B. Lewis
                    Debra L. Reed


  *                 Filed with this Form 10-K.

(b) Reports on Form 8-K:

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------
During the fourth quarter of 2002:

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

November 13, 2002        November 7, 2002       Item 9. Regulation FD Disclosure for a press release announcing
                                                2002 third quarter results.

November 13, 2002        November 7, 2002       Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend current stay on asbestos claims until December 11, 2002

November 14, 2002        November 12, 2002      Item 9. Regulation FD Disclosure furnishing Certifications to the
                                                SEC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                                                Section 906 of the Sarbanes-Oxley act of 2002, signed by David J.
                                                Lesar and Douglas L. Foshee.

November 15, 2002        November 14, 2002      Item 9. Regulation FD Disclosure for a press release announcing the 2002 fourth quarter dividend.

December 12, 2002        December 11, 2002      Item 9. Regulation FD Disclosure for a press release announcing the Harbison-Walker bankruptcy court has agreed to extend the current stay on asbestos claims until December 13, 2002.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the fourth quarter of 2002 (continued):

December 12, 2002        December 11, 2002      Item 9. Regulation FD Disclosure for a press release announcing the Company is close to an agreement in principle with asbestos plaintiffs' attorneys representing more than 300,000 claimants.

December 13, 2002        December 13, 2002      Item 9. Regulation FD Disclosure for a press release announcing the Harbison-Walker bankruptcy court has agreed to extend the current stay on asbestos claims until December 18, 2002.

December 18, 2002        December 17, 2002      Item 9. Regulation FD Disclosure for a press release announcing completion of the sale of ShawCor shares.

December 19, 2002        December 18, 2002      Item 9. Regulation FD Disclosure for a press release announcing a conference call to discuss the global asbestos settlement.

December 19, 2002        December 18, 2002      Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend current stay on asbestos claims until January 17, 2003

December 20, 2002        December 18, 2002      Item 9. Regulation FD Disclosure for a press release announcing agreement in principle to achieve global settlement of asbestos claims.

December 20, 2002        December 19, 2002      Item 9. Regulation FD Disclosure for a press release announcing the SEC has formalized its investigation of the Company's
                                                disclosure and accounting for cost overruns on certain
                                                engineering and construction jobs.

During the first quarter of 2003:

January 3, 2003          January 2, 2003        Item 9. Regulation FD Disclosure for a press release announcing an analyst and investor meeting on January 13, 2003.

January 7, 2003          January 7, 2003        Item 9. Regulation FD Disclosure for a press release announcing a conference call on February 20, 2003 to discuss 2002 fourth quarter financial results.

January 13, 2003         January 13, 2003       Item 9. Regulation FD Disclosure for submission of presentation content at analyst and investor meeting on January 13, 2003.

January 21, 2003         January 17, 2003       Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend current stay on asbestos claims until February 18, 2003.

February 14, 2003        February 12, 2003      Item 9. Regulation FD Disclosure for a press release announcing
                                                2003 first quarter dividend.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2003 (continued):

February 14, 2003        February 12, 2003      Item 9. Regulation FD Disclosure for a press release announcing
                                                C. Christopher Gaut named executive vice president and chief financial officer and Doug Foshee promoted to chief operating officer.

February 21, 2003        February 18, 2003      Item 9. Regulation FD Disclosure for a press release announcing the Harbison-Walker bankruptcy court extended the current stay on asbestos claims until March 21, 2003.  The court also ruled that the Company must file an affidavit by March 14, 2003 stating settlement agreements have been signed by attorneys representing
                                                75% of DII Industries' current asbestos claimants.

February 21, 2003        February 20, 2003      Item 9. Regulation FD Disclosure for a press release announcing
                                                2002 fourth quarter results.

March 12, 2003           March 11, 2003         Item 9. Regulation FD Disclosure for a press release announcing the selling of Wellstream.

March 17, 2003           March 14, 2003         Item 9. Regulation FD Disclosure for a press release announcing
                                                DII Industries' filing of an affidavit on the global asbestos settlement, stating that it believes it has complied with the
                                                March 14, 2003 court-imposed deadline requiring signed agreements by an estimated 75% of DII Industries' asbestos plaintiffs.

March 24, 2003           March 21, 2003         Item 9. Regulation FD Disclosure for a press release announcing an agreement  with Harbison-Walker Refractories Company and the
                                                Official Committee of Asbestos Creditors in the Harbison-Walker
                                                bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July
                                                21, 2003.

March 26, 2003           March 21, 2003         Item 9. Regulation FD Disclosure for a press release announcing
                                                2003 first quarter results.

This report is a copy of a previously issued report, the predecessor auditor has not reissued this report, and the previously issued report refers to financial statements not physically included in this document.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE



To the Shareholders and
Board of Directors of Halliburton Company:


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



Arthur Andersen LLP
Dallas, Texas

January 23, 2002 (Except with respect to certain matters discussed in Note 9, as to which the date is February 21, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE




The Board of Directors and Stockholders
Halliburton Company:

Under date of March 13, 2003, we reported on the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included in Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audit. The accompanying 2001 and 2000 consolidated financial statement schedules of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedules, before the restatement described in Note 4 to the consolidated financial statements and before the revision described in Note 22 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to certain matters discussed in Note 9 to those financial statements, as to which the date was February 21,
2002).

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
---------------
    KPMG LLP
    Houston, Texas
    March 13, 2003

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)

     The table below presents  valuation and qualifying  accounts for continuing operations.
                                                                            Additions
                                                                  ------------------------------
                                                     Balance at     Charged to      Charged to                     Balance at
                                                     Beginning      Costs and        Other                           End of
                   Descriptions                       of Period      Expenses       Accounts       Deductions        Period
-------------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 2000:
  Deducted from accounts and notes receivable:
      Allowance for bad debts                         $  94        $    39             $ -         $    (8) (a)      $  125
-------------------------------------------------------------------------------------------------------------------------------
   Liability for major repairs and maintenance        $  15        $     4             $ -         $    (5)          $   14
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                            $  69        $     -             $ -         $   (63) (b)      $    6
---------------------------------------------------- ------------ -------------------------------------------------------------
   Accrued reorganization charges                     $   -        $    36             $ -         $   (20)          $   16
===============================================================================================================================

  Year ended December 31, 2001:
  Deducted from accounts and notes receivable:
      Allowance for bad debts                         $ 125        $    70             $ -         $   (64) (a)      $  131
-------------------------------------------------------------------------------------------------------------------------------
   Liability for major repairs and maintenance        $  14        $     4             $ -         $    (5)          $   13
----------------------------------------------------------------- -------------------------------------------------------------
   Accrued special charges                            $   6        $     -             $ -         $    (6)          $    -
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                     $  16        $     -             $ -         $   (15) (c)      $    1
===============================================================================================================================

  Year ended December 31, 2002:
  Deducted from accounts and notes receivable:
      Allowance for bad debts                         $131         $    82             $           $   (56)  (a)     $  157
-------------------------------------------------------------------------------------------------------------------------------
   Liability for major repairs and maintenance        $13          $     4             $           $   (10)          $    7
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                     $1           $    29             $           $   (20)          $   10
===============================================================================================================================

(a) Receivable write-offs and reclassifications, net of recoveries.
(b) Includes $9 million for items of a long-term nature reclassified to other liabilities in 2000.
(c) Includes $4 million estimate to actual adjustment.

SIGNATURES


As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals, on this 28th day of March, 2003.

                                        HALLIBURTON COMPANY




                              By      /s/  David J. Lesar
                                --------------------------------------
                                           David J. Lesar
                                       Chairman of the Board,
                                 President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 28th day of March, 2003.

Signature                                   Title
---------                                   -----



  /s/  David J. Lesar                       Chairman of the Board, President and
---------------------------------           Chief Executive Officer
       David J. Lesar




  /s/  Douglas L. Foshee                    Executive Vice President and
---------------------------------           Chief Financial Officer
       Douglas L. Foshee




  /s/  R. Charles Muchmore, Jr.             Vice President and Controller and
---------------------------------           Principal Accounting Officer
       R. Charles Muchmore, Jr.

Signature                                                     Title
---------                                                     -----
*ROBERT L. CRANDALL                                           Director
---------------------------------
Robert L. Crandall

* KENNETH T. DERR                                             Director
---------------------------------
Kenneth T. Derr

* CHARLES J. DIBONA                                           Director
---------------------------------
Charles J. DiBona

* LAWRENCE S. EAGLEBURGER                                     Director
---------------------------------
Lawrence S. Eagleburger

* W. R. HOWELL                                                Director
---------------------------------
W. R. Howell

* RAY L. HUNT                                                 Director
---------------------------------
Ray L. Hunt

* AYLWIN B. LEWIS                                             Director
---------------------------------
Aylwin B. Lewis

* J. LANDIS MARTIN                                            Director
---------------------------------
J. Landis Martin

* JAY A. PRECOURT                                             Director
---------------------------------
Jay A. Precourt

* DEBRA L. REED                                               Director
---------------------------------
Debra L. Reed

* C. J. SILAS                                                 Director
---------------------------------
C. J. Silas




* /s/  MARGARET E. CARRIERE
---------------------------------
        Margaret E. Carriere, Attorney-in-fact

CERTIFICATIONS


I, David J. Lesar, certify that:

1. I have reviewed this annual report on Form 10-K of Halliburton Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003


                               /s/ David J. Lesar
                               --------------------
                                   David J. Lesar


                             Chief Executive Officer

I, Douglas L. Foshee, certify that:

1. I have reviewed this annual report on Form 10-K of Halliburton Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003




                              /s/ Douglas L. Foshee
                              -----------------------
                                Douglas L. Foshee
              Executive Vice President and Chief Financial Officer