Form 10-Q/A
period 2002-06-30
HALLIBURTON CO
filed 2003-04-04
CIK 45012

FORM 10-Q/A


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

Halliburton Company has amended disclosures on the calculation of our asbestos liability in order to utilize the third party expert's conclusion based on a 50-year period and five year claims history in the Hamilton, Rabinovitz & Alschuler, Inc.'s econometric study. There is no material difference in our asbestos liability or the related insurance receivables using the revised assumptions when compared to those assumptions originally used in the second quarter of 2002. Accordingly, no restatement of our original financial statements at June 30, 2002 is necessary. The sections of the Form 10-Q affected by the change are Management's Discussion and Analysis of Financial Condition and Results of Operations "Business Environment" - "Asbestos" and "Critical Accounting Policies" - "Loss Contingencies"; and our disclosure in Note 8 - "Commitments and Contingencies" under the heading "Asbestos study and the valuation of unresolved current and future asbestos claims, and related insurance receivables".

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                        --------
PART I.         FINANCIAL INFORMATION                                                                     2-28

Item 1.         Financial Statements                                                                       2-4

                -     Condensed Consolidated Statements of Income                                            2
                -     Condensed Consolidated Balance Sheets                                                  3
                -     Condensed Consolidated Statements of Cash Flows                                        4
                -     Notes to Quarterly Financial Statements                                             5-28
                      1.   Management Representations                                                        5
                      2.   Business Segment Information                                                    5-6
                      3.   Acquisitions and Dispositions                                                   6-7
                      4.   Restricted Cash                                                                   7
                      5.   Discontinued Operations                                                         7-8
                      6.   Receivables and Unapproved Claims                                                 8
                      7.   Inventories                                                                       9
                      8.   Commitments and Contingencies                                                  9-19
                      9.   Income (loss) Per Share                                                          20
                     10.   Comprehensive Income (loss)                                                      20
                     11.   Goodwill and Other Intangible Assets                                             21
                     12.   Accounts Receivable Securitization                                               21
                     13.   Reorganization of Business Operations                                         21-22
                     14.   Impairment of Equity Investment                                                  22
                     15.   Long-Term Debt and Financial Instruments                                         22
                     16.   DII Industries, LLC Financial Information                                     22-28

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                    29-44

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                  44

PART II.        OTHER INFORMATION                                                                        45-48

Item 4.         Submission of Matters to a Vote of Security Holders                                         45

Item 6.         Listing of Exhibits and Reports on Form 8-K                                              46-48

Signatures                                                                                                  49

Exhibits:       -     Halliburton Elective Deferral Plan as amended and restated
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

         Asbestos study and the valuation of unresolved current and future asbestos claims, and related insurance receivables. DII Industries, LLC retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for two representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries over a 50 year period.


      In the past, we have only provided for known outstanding claims as we did not have sufficient information to make a reasonable estimate of future asbestos claims liability. However, as a result of Dr. Rabinovitz's analysis, we are now in a position to accrue not only for known open claims, but also for the projected costs to resolve asbestos claims through 2052.

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

      - an analysis of the claims filing history for asbestos-related claims against DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker Refractories Company since January 2000 (two-year claims history) and alternatively since January 1997 (five-year claims history) by specific asbestos-related disease and by business operation or entity allegedly responsible for the asbestos-related disease;

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

      Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs, through 2052 to be within a range from $2.2 billion to $3.5 billion. As of June 30, 2002, we do not believe there is a better amount within the expert's range and, therefore, we based our estimated accrual for asbestos liability on the low-end of the expert's range, or $2.2 billion, in accordance with SFAS 5 and related interpretations (which includes payments related to the approximately 312,000 claims currently pending).


      If we had adjusted our accrual for asbestos liabilities for current and future asbestos claims up to the high-end of the expert's range, or $3.5 billion, and adjusted the related probable insurance recovery up to $2.0 billion, we would have recorded an additional pretax charge of $879 million ($753 million after-tax).


      Using Dr. Rabinovitz's projections, we then conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs through 2052. In conducting this analysis, we:


      - reviewed DII Industries, LLC's historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries, LLC's 15 year litigation and settlement history;

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

      - analyzed publicly-available information concerning the ability of the DII Industries, LLC's insurers to meet their obligations.


      Based on that review, analyses and discussions, we made judgements concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2052. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps, current and anticipated insolvencies of DII Industries, LLC's insurers, and various judicial determinations relevant to DII Industries, LLC's insurance programs.


      Based on Dr. Rabinovitz's projections and our analysis of the probable insurance recoveries, we established reserves for the probable and reasonably estimable liabilities and defense costs we believe we will pay through 2052 of $2.2 billion, and we have also recorded receivables for the insurance recoveries that are deemed probable through that same date of $1.6 billion. These reserves and insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million. Of this pretax charge, $330 million, $268 million after-tax, was recorded for claims related to Brown & Root construction and renovation projects and was recorded under the Engineering and Construction Group segment. The balance of $153 million, $123 million after-tax, related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.


      The total estimated claims through 2052, including the 312,000 current open claims, are approximately one million. A summary of our reserves for these claims and corresponding insurance recoveries is as follows:

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

Net liability for open and future (through 2052)
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

      The insurance recoveries we have recorded do not assume any recovery from insolvent insurers or from any state insurance guaranty association and assume that all but one of our insurance companies that are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurances that these assumptions will be correct. The insurance receivables do not exhaust the applicable insurance coverage for asbestos-related liabilities.

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

      During the quarter, we received an asbestos econometric report from Hamilton, Rabinovitz & Alschuler, Inc. Based upon this report we accrued an additional asbestos pretax charge of $483 million and increased our net asbestos liability to $602 million. Of this pretax charge, $330 million was recorded under the Engineering and Construction Group segment and $153 million was recorded as discontinued operations. At June 30, 2002 our gross liability for asbestos litigation claims increased by $1.5 billion to $2.2 billion, and estimated insurance recoveries increased by $1 billion to a total of $1.6 billion. These amounts include a reserve for estimated incurred but not reported claims to be filed through 2052, as well as all existing claims. See Note 8.

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

         Loss Contingencies

      Asbestos. In the past, we have only provided for known outstanding claims as we did not have sufficient information to make a reasonable estimate of future asbestos claims liability. DII Industries, LLC retained Dr. Francine
F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos-related bodily injury claims asserted against DII Industries, LLC and its subsidiaries. As a result of Dr. Rabinovitz's analysis, we were able to accrue not only for known open claims, but also for the projected costs to resolve asbestos claims through 2052 during the second quarter of 2002.

         The methodology utilized by Dr. Rabinovitz to project DII Industries, LLC's and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
         -    an analysis of historical asbestos settlements and defense costs;
         -    an analysis of the pending inventory of asbestos-related;

      -    an  analysis  of  the claims filing  history for  asbestos-related
              claims   since  January   2000  (two-year   claims  history)   and
              alternatively since January 1997 (five-year claims history);

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

      Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs, through 2052 to be within a range from $2.2 billion to $3.5 billion. As of June 30, 2002, we do not believe there is a better amount within the expert's range and, therefore, we based our estimated accrual for asbestos liability on the low-end of the expert's range, or $2.2 billion, in accordance with SFAS 5 and related interpretations (which includes payments related to the approximately 312,000 claims currently pending).


      If we had adjusted our accrual for asbestos liabilities for current and future asbestos claims up to the high-end of the expert's range, or $3.5 billion, and adjusted the related probable insurance recovery up to $2.0 billion, we would have recorded an additional pretax charge of $879 million ($753 million after-tax).


      Using Dr. Rabinovitz's projections, we then conducted an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs through 2052. In conducting this analysis, we:


      - reviewed DII Industries, LLC's historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries, LLC's 15 year litigation and settlement history;

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

      - analyzed publicly-available information concerning the ability of the DII Industries, LLC's insurers to meet their obligations.


      Based on that review, analyses and discussions, we made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2052. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps, current and anticipated financial status of applicable insurers, and various judicial determinations relevant to applicable insurance programs.


      Based on Dr. Rabinovitz's projections and our analysis of the probable insurance recoveries, we established reserves for the probable and reasonably estimable liabilities and defense costs we believe we will pay through 2052 of $2.2 billion, and we have also recorded receivables for the insurance recoveries that are deemed probable through that same date of $1.6 billion.


      The insurance receivables we have recorded do not assume any recovery from insolvent insurers or from any state insurance guaranty association and assume that all but one of our insurance companies that are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurances that these assumptions will be correct. The insurance receivables do not exhaust the applicable insurance coverage for asbestos-related liabilities.

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

During the third quarter of 2002 (cont'd):

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




Date:  March 28, 2003                  By: /s/  Douglas L. Foshee
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