Form 10-Q/A
period 2002-09-30
HALLIBURTON CO
filed 2003-04-04
CIK 45012

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

Halliburton Company has amended disclosures on the calculation of our asbestos liability in order to utilize the third party expert's conclusion based on a 50-year period and five year claims history in the Hamilton, Rabinovitz & Alschuler, Inc.'s econometric study. There is no material difference in our asbestos liability or the related insurance receivables using the revised assumptions when compared to those assumptions originally used in the third quarter of 2002. Accordingly, no restatement of our original financial statements at September 30, 2002 is necessary. The section of the Form 10-Q affected by the change in calculation is our disclosure in Note 8 - "Commitments and Contingencies" under the heading "Asbestos study and the valuation of unresolved current and future asbestos claims, and related insurance receivables".

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

      Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, LLC, Kellogg, Brown & Root, Inc. and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years (particularly for 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for 5 more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation Dr. Rabinovitz alternately assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.

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

      Based upon her analysis, Dr. Rabinovitz estimated DII Industries, LLC's total, undiscounted asbestos liabilities, including defense costs, through 2052 to be within a range from $2.2 billion to $3.5 billion. As of September 30, 2002, we do not believe there is a better amount within the expert's range and, therefore, we based our estimated accrual for asbestos liability on the low-end of the expert's range, or $2.2 billion , in accordance with SFAS 5 and related interpretations (which includes payments related to the approximately 328,000 claims currently pending).


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


      Based on that review, analyses and discussions, we made judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for DII Industries, LLC's asbestos liabilities through 2052. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and current and anticipated financial status of applicable insurers, and various judicial determinations relevant to applicable insurance programs. Based on our analysis of the probable insurance recoveries, we recorded receivables for the insurance recoveries that are deemed probable through 2052 of $1.6 billion.

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

      The total estimated claims through 2052, including the 328,000 current open claims, are approximately one million. A summary of our reserves for these claims and corresponding insurance recoveries is as follows:

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


                               HALLIBURTON COMPANY




Date: March 28, 2003               By: /s/  Douglas L. Foshee
     --------------------             ----------------------------------
                                            Douglas L. Foshee
                                       Executive Vice President and
                                         Chief Financial Officer






                                       /s/   R. Charles Muchmore, Jr.
                                       ---------------------------------
                                             R. Charles Muchmore, Jr.
                                        Vice President and Controller and
                                           Principal Accounting Officer

I, David J. Lesar, certify that:


1. I have reviewed this amended quarterly report on Form 10-Q/A of Halliburton Company for the period ending September 30, 2002;


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


Date: March 28, 2003


                            /s/  David J. Lesar
                       ---------------------------------
                                 David J. Lesar

                            Chief Executive Officer

I, Douglas L. Foshee, certify that:


1. I have reviewed this amended quarterly report on Form 10-Q/A of Halliburton Company for the period ending September 30, 2002;


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


Date: March 28, 2003


                             /s/ Douglas L. Foshee
                      ----------------------------------------

                                 Douglas L. Foshee
               Executive Vice President and Chief Financial Officer