Form 10-Q
period 2003-03-31
HALLIBURTON CO
filed 2003-05-08
CIK 45012

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____



                          Commission File Number 1-3492


                               HALLIBURTON COMPANY

                            (a Delaware Corporation)
                                   75-2677995

                                5 Houston Center
                            1401 McKinney, Suite 2400
                              Houston, Texas 77010
                    (Address of Principal Executive Offices)

                   Telephone Number - Area Code (713) 759-2600

                               4100 Clinton Drive
                              Houston, Texas 77020
                (Former Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark whether the rgistrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at April 24, 2003 - 437,153,389

                                                 HALLIBURTON COMPANY

                                                        Index

                                                                                                        Page No.
                                                                                                       -----------
PART I.         FINANCIAL INFORMATION                                                                      2-50

Item 1.         Financial Statements                                                                       2-28

                -     Condensed Consolidated Statements of Income                                             2
                -     Condensed Consolidated Balance Sheets                                                   3
                -     Condensed Consolidated Statements of Cash Flows                                         4
                -     Notes to Quarterly Consolidated Financial Statements                                 5-28

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                     29-49

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                   50

Item 4.         Controls and Procedures                                                                      50

PART II.        OTHER INFORMATION                                                                         51-52

Item 6.         Listing of Exhibits and Reports on Form 8-K                                               51-52

Signatures                                                                                                   53

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                               Three Months
                                                                              Ended March 31
                                                                       -----------------------------
                                                                           2003           2002
----------------------------------------------------------------------------------------------------
Revenues:
Services                                                                 $   2,629      $   2,529
Product sales                                                                  448            460
Equity in earnings (losses) of unconsolidated affiliates                       (17)            18
----------------------------------------------------------------------------------------------------
Total revenues                                                               3,060          3,007
----------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                         $   2,454      $   2,530
Cost of sales                                                                  404            409
General and administrative                                                      81             53
Gain on sale of business assets, net                                           (21)          (108)
----------------------------------------------------------------------------------------------------
Total operating costs and expenses                                           2,918          2,884
----------------------------------------------------------------------------------------------------
Operating income                                                               142            123
Interest expense                                                               (27)           (32)
Interest income                                                                  8              4
Foreign currency losses, net                                                    (6)            (8)
Other, net                                                                       -              4
----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes,
     minority interest, and change in accounting principle, net                117             91
Provision for income taxes                                                     (50)           (36)
Minority interest in net income of subsidiaries                                 (8)            (5)
----------------------------------------------------------------------------------------------------
Income from continuing operations before change
     in accounting principle, net                                               59             50
Loss from discontinued operations, net of tax
     benefit of $4 and $15                                                      (8)           (28)
Cumulative effect of change in accounting principle, net of tax
     benefit of $5 and $0                                                       (8)             -
----------------------------------------------------------------------------------------------------
Net income                                                               $      43      $      22
====================================================================================================

Basic income per share:
Income from continuing operations before change in
     accounting principle, net                                           $    0.14      $    0.12
Loss from discontinued operations, net                                       (0.02)         (0.07)
Cumulative effect of change in accounting principle, net                     (0.02)             -
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.10      $    0.05
====================================================================================================

Diluted income per share:
Income from continuing operations before change in
     accounting principle, net                                           $    0.14      $    0.12
Loss from discontinued operations, net                                       (0.02)         (0.07)
Cumulative effect of change in accounting principle, net                     (0.02)             -
----------------------------------------------------------------------------------------------------
Net income                                                               $    0.10      $    0.05
====================================================================================================

Cash dividends per share                                                 $    0.125      $  0.125

Basic weighted average common shares outstanding                               434            432
Diluted weighted average common shares outstanding                             436            433

See notes to quarterly consolidated financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                   March 31       December 31
                                                                --------------------------------
                                                                     2003            2002
------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $      928       $   1,107
Receivables:
     Notes and accounts receivable, net                                2,379           2,533
     Unbilled work on uncompleted contracts                              914             724
------------------------------------------------------------------------------------------------
Total receivables                                                      3,293           3,257
Inventories                                                              757             734
Current deferred income taxes                                            189             200
Other current assets                                                     271             262
------------------------------------------------------------------------------------------------
Total current assets                                                   5,438           5,560
Property, plant and equipment, net of accumulated
     depreciation of $3,327 and $3,323                                 2,492           2,629
Equity in and advances to related companies                              433             413
Goodwill, net                                                            682             723
Noncurrent deferred income taxes                                         622             607
Insurance for asbestos and silica related liabilities                  2,059           2,059
Other assets                                                             858             853
------------------------------------------------------------------------------------------------
Total assets                                                      $   12,584       $  12,844
================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $        9       $      49
Current maturities of long-term debt                                     299             295
Accounts payable                                                         949           1,077
Accrued employee compensation and benefits                               295             370
Advanced billings on uncompleted contracts                               659             641
Deferred revenues                                                        101             100
Income taxes payable                                                     144             148
Other current liabilities                                                589             592
------------------------------------------------------------------------------------------------
Total current liabilities                                              3,045           3,272
Long-term debt                                                         1,175           1,181
Employee compensation and benefits                                       742             756
Asbestos and silica related liabilities                                3,407           3,425
Other liabilities                                                        572             581
Minority interest in consolidated subsidiaries                            81              71
------------------------------------------------------------------------------------------------
Total liabilities                                                      9,022           9,286
================================================================================================
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 457 and 456 shares                             1,142           1,141
Paid-in capital in excess of par value                                   287             293
Deferred compensation                                                    (72)            (75)
Accumulated other comprehensive income                                  (281)           (281)
Retained earnings                                                      3,098           3,110
------------------------------------------------------------------------------------------------
                                                                       4,174           4,188
Less 19 and 20 shares of treasury stock, at cost                         612             630
------------------------------------------------------------------------------------------------
Total shareholders' equity                                             3,562           3,558
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   12,584       $  12,844
================================================================================================

See notes to quarterly consolidated financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)
                                                                             Three Months
                                                                            Ended March 31
                                                                     ------------------------------
                                                                          2003           2002
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $     43     $        22
Adjustments to reconcile net income to net cash from operations:
Loss from discontinued operations                                              8              28
Depreciation, depletion and amortization                                     127             132
Provision (benefit) for deferred income taxes                                 (4)              7
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                              (7)             27
Change in accounting principle, net                                            8               -
Gain on sale of assets, net                                                  (23)           (111)
Other non-cash items                                                          (3)             18
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                       (73)            120
Inventories                                                                  (48)            (28)
Accounts payable                                                             (89)            109
Other working capital, net                                                   (81)           (247)
Other operating activities                                                   (69)             78
---------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                  (211)            155
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                        (101)           (235)
Sales of property, plant and equipment                                        31              28
Dispositions (acquisitions) of businesses, net of
     cash disposed (acquired)                                                155             134
Proceeds from sale of securities                                              52               -
Other investing activities                                                    (4)             (4)
---------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                   133             (77)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments on long-term borrowings                                              (5)             (1)
Borrowings (repayments) of short-term debt, net                              (35)            (38)
Payments of dividends to shareholders                                        (55)            (54)
Payments to reacquire common stock                                            (4)             (1)
Proceeds from exercises of stock options                                       7               -
Other financing activities                                                    (2)              1
---------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                   (94)            (93)
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (7)             (9)
---------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                            (179)            (24)
Cash and equivalents at beginning of period                                1,107             290
---------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                   $    928     $       266
===================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                $     36     $        41
Income taxes                                                            $     37     $        46

See notes to quarterly consolidated financial statements.

                               HALLIBURTON COMPANY
              Notes to Quarterly Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         Our accounting policies are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
              - the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
              - the reported amounts of revenues and expenses during the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2002 Annual Report on Form 10-K. Prior period amounts have been reclassified to be consistent with the current presentation.
         In our opinion, the condensed consolidated financial statements present fairly our financial position as of March 31, 2003, the results of our operations for the three months ended March 31, 2003 and 2002 and our cash flows for the three months then ended. The results of operations for the three months ended March 31, 2003 and 2002 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         We have two business segments which are organized around the products and services provided to our customers - Energy Services Group and Engineering and Construction Group.
         During the first quarter of 2002, we announced plans to restructure our businesses into two operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions that were previously shared were moved into the two business groups. We also decided that three product lines, these being the operations of Major Projects, Granherne and Production Services, were better aligned with our Kellogg Brown & Root subsidiary, or KBR. These businesses were moved for management and reporting purposes from the Energy Services Group segment to the Engineering and Construction Group segment during the second quarter of 2002. Major Projects, which consisted of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore product line, Granherne is now reported in the Onshore product line, and Production Services is now reported under the Operations and Maintenance product line.
         As part of this reorganization, we had $8 million in accruals for severance arrangements and approximately $2 million for other items at December 31, 2002. During the first quarter of 2003, we utilized $4 million of these accruals, leaving $6 million in total accruals at March 31, 2003. We expect the remaining accruals will be used during 2003.
         All prior period segment results have been restated to reflect these changes.
         The table below presents revenues and operating income by business segment on a comparable basis.

                                                    Three Months
                                                   Ended March 31
                                            -----------------------------
Millions of dollars                             2003           2002
-------------------------------------------------------------------------
Revenues:
Energy Services Group                          $ 1,611        $ 1,689
Engineering and Construction Group               1,449          1,318
-------------------------------------------------------------------------
Total                                          $ 3,060        $ 3,007
=========================================================================

Operating income:
Energy Services Group                          $   180        $   169
Engineering and Construction Group                 (19)           (58)
General corporate                                  (19)            12
-------------------------------------------------------------------------
Total                                          $   142        $   123
=========================================================================

         Energy Services Group. The Energy Services Group provides oilfield services and products including discrete products and services and integrated solutions ranging from the initial evaluation of producing formations to drilling, completion, production and well maintenance. Products and services include pressure pumping equipment and services, logging and perforating, drilling systems and services, drilling fluids systems, drill bits, specialized completion and production equipment and services, installation and servicing of subsea facilities and pipelines, well control and integrated solutions. In addition, we provide integrated exploration and production software information systems, data management services, and professional services for the upstream oil and gas industry.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group, operating as KBR, offers the following five product lines:
              - Onshore operations consist of engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              - Offshore operations include specialty offshore deepwater engineering and marine technology and worldwide fabrication capabilities;
              - Government Services provide operations, construction, maintenance and logistics activities for government facilities and installations;
              - Operations and Maintenance services include plant operations, maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              - Infrastructure provides civil engineering, consulting and project management services.
         Intersegment revenues included in the revenues of the business segments are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.

Note 3.  Dispositions
         Wellstream. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions within our Energy Services Group, to Candover Partners Ltd for $136 million in cash. The assets sold included manufacturing plants in Newcastle on the Tyne, United Kingdom, and Panama City, Florida, as well as certain assets and contracts in Brazil. The transaction resulted in a pretax loss of $15 million ($12 million after-tax, or $0.03 per diluted share). Included in the pretax loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax benefit for this loss on disposition was only 20%.

         Mono Pumps. In January 2003, we sold our Mono Pumps business, a division within our Energy Services Group, to National Oilwell, Inc. (NYSE:
NOI). The purchase price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell common stock, which was valued at $64.7 million on January 15, 2003. We recorded a pretax gain of $36 million ($21 million after-tax, or $0.05 per diluted share) on the sale. Included in the pretax gain is the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax rate for this disposition was 42%. In February, we sold 2.5 million of our
3.2 million shares of the National Oilwell common stock for $52 million, which resulted in a gain of $2 million pretax, or $1 million after-tax.
         European Marine Contractors Ltd. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Energy Services Group, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in "Other, net" in the statement of operations as a result of the increase in value of this option. The total transaction resulted in a pretax gain of $108 million ($68 million after-tax, or $0.16 per diluted share).

Note 4.  Discontinued Operations
         During the first quarter of 2003, we recorded as expense to discontinued operations $12 million for professional fees associated with due diligence and other aspects of the proposed global settlement for asbestos and silica liabilities related to previously disposed businesses.
         During the first quarter of 2002, we recorded as expense to discontinued operations $3 million for asbestos claims and defense costs related to previously disposed businesses, net of anticipated insurance recoveries for asbestos claims. We also recorded expense for a $40 million payment associated with the Harbison-Walker bankruptcy filing. See Note 11.

Note 5.  Income Per Share

                                                                  Three Months
                                                                 Ended March 31
Millions of dollars and shares                              -------------------------
except per share data                                          2003         2002
-------------------------------------------------------------------------------------
Income from continuing operations before
     change in accounting principle, net                      $    59     $    50
=====================================================================================

Basic weighted average common shares outstanding                  434         432
Effect of common stock equivalents                                  2           1
-------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding                436         433
=====================================================================================

Income per common share from continuing operations
     before change in accounting principle, net:
Basic                                                         $  0.14     $  0.12
=====================================================================================
Diluted                                                       $  0.14     $  0.12
=====================================================================================

         Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income per share are options to purchase 15 million shares of common stock in 2003 and 17 million shares in 2002. These options were outstanding during these years, but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 6.  Comprehensive Income
         The components of other comprehensive income adjustments to net income include the cumulative translation adjustment of some of our foreign entities, minimum pension liability adjustments and unrealized losses on investments and derivatives.

                                                                   Three Months
                                                                  Ended March 31
                                                              -----------------------
Millions of dollars                                              2003        2002
-------------------------------------------------------------------------------------
Net income                                                      $   43      $   22
Cumulative translation adjustments, net of tax                     (13)          3
Realization of losses included in net income                        14           -
-------------------------------------------------------------------------------------
Net cumulative translation adjustments, net of tax                   1           3
Unrealized losses on investments and derivatives                    (1)          -
-------------------------------------------------------------------------------------
Total comprehensive income                                      $   43      $   25
=====================================================================================

         Accumulated other comprehensive income at March 31, 2003 and December 31, 2002 consisted of the following:

                                                        March 31       December 31
                                                     --------------------------------
Millions of dollars                                       2003            2002
-------------------------------------------------------------------------------------
Cumulative translation adjustments                      $   (120)       $   (121)
Pension liability adjustments                               (157)           (157)
Unrealized losses on investments and derivatives              (4)             (3)
-------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $   (281)       $   (281)
=====================================================================================

Note 7.  Restricted Cash
         At March 31, 2003 and December 31, 2002, we had restricted cash of $190 million included in "Other assets". Restricted cash consists of:
              - $107 million deposit that collateralizes a bond for a patent infringement judgment on appeal;
              - $57 million as collateral for potential future insurance claim reimbursements; and
              - $26 million primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.

Note 8.  Receivables
         Included in notes and accounts receivable are notes with varying interest rates totaling $57 million at March 31, 2003 and $53 million at December 31, 2002.
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. No additional amounts have been received from our accounts receivable facility in the first quarter of 2003. The total amount outstanding under this facility was $180 million as of March 31, 2003 and December 31, 2002. We continue to service, administer and collect the receivables on behalf of the purchaser.

Note 9.  Inventories
         Inventories are stated at the lower of cost or market. Some United States manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method totaling $44 million at March 31, 2003 and $43 million at December 31, 2002. If the average cost method had been used, total inventories would have been $17 million higher than reported at March 31, 2003 and December 31, 2002.
         Over 90% of remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method.
         Inventories at March 31, 2003 and December 31, 2002 are composed of the following:

                                    March 31       December 31
                                 --------------------------------
Millions of dollars                   2003             2002
-----------------------------------------------------------------
Finished products and parts          $  518           $   545
Raw materials and supplies              179               141
Work in process                          60                48
-----------------------------------------------------------------
Total                                $  757           $   734
=================================================================

Note 10.  Unapproved Claims and Long-Term Construction Contracts
         Billing  practices  for  engineering  and  construction   projects  are
governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage of completion method of accounting. Billings in excess of recognized revenues are recorded in "Advance billings on uncompleted contracts". When billings are less than recognized revenues, the difference is recorded in "Unbilled work on uncompleted contracts". With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.
         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Profits are recorded based upon the total estimated contract profit multiplied by the current percentage complete for the contract.
         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Unapproved claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts, and the amounts booked to "Unbilled work on uncompleted contracts" for each period are as follows:

                                                  March 31       December 31
                                              --------------------------------
Millions of dollars                                2003             2002
------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)       $   298          $   279
Unapproved claims in unbilled work on
    uncompleted contracts                         $   237          $   210
==============================================================================

         The claims at March 31, 2003 listed in the above table relate to ten contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customer in all but one case, and in that case we have initiated the arbitration process. The probable unapproved claim in arbitration is $1 million. The largest claim relates to the Barracuda-Caratinga contract which was approximately 67% complete at March 31, 2003. The probable unapproved claims included in determining this contract's loss were $182 million at March 31, 2003 and December 31, 2002. As most of the claim elements for this contract will likely not be settled within one year, related amounts in unbilled work on uncompleted contracts of $122 million at March 31, 2003 and $115 million at December 31, 2002 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in "Other assets" on the balance sheet. All other claims included in the table above have been recorded to "Unbilled work on uncompleted contracts" included in the "Total receivables" amount on the balance sheet.
         A summary of unapproved claims activity for the three months ended March 31, 2003 is as follows:

                                      Probable       Probable Unapproved
                                     Unapproved        Claims Accrued
Millions of dollars                    Claims              Revenue
--------------------------------------------------------------------------------
Beginning balance                     $  279              $  210
   Additions                              20                  20
   Costs incurred during period            -                   8
   Other                                  (1)                 (1)
--------------------------------------------------------------------------------
Ending balance                        $  298              $  237
================================================================================

         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Our "Equity in earnings (losses) of unconsolidated affiliates" includes our equity percentage of unapproved claims related to unconsolidated projects. Amounts for unapproved claims from our related companies are included in "Equity in and advances to related companies" and totaled $9 million at March 31, 2003 and December 31, 2002.

Note 11.  Commitments and Contingencies - Asbestos and Silica
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (DII Industries) and Kellogg Brown & Root, Inc. (Kellogg Brown &
Root), are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries or in materials used in construction or maintenance projects of Kellogg Brown & Root. These claims are in three general categories:
              -   refractory claims;
              -   other DII Industries claims; and
              -   construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries (then named Dresser Industries, Inc.) until those operations were transferred to another then-existing subsidiary of DII Industries in preparation for a spin-off. Harbison-Walker was spun-off by DII Industries in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.
         As Harbison-Walker's financial condition worsened in late 2000 and 2001, Harbison-Walker began agreeing to pay more in settlement of the post spin-off refractory claims than it historically had paid. These increased settlement amounts led to Harbison-Walker making greater demands on the shared insurance asset. By July 2001, DII Industries determined that the demands that

Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligation to DII Industries. Accordingly, DII Industries took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         As of March 31, 2003, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries. In addition, there were approximately 152,000 post spin-off claims that name DII Industries as a defendant.
         Other DII Industries claims. As of March 31, 2003, there were approximately 164,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root. As of March 31, 2003, there were approximately 67,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 2,200 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against Harbison-Walker or asserted against DII Industries for which Harbison-Walker is required to indemnify and defend DII Industries.
         Harbison-Walker's failure to fulfill its indemnity obligations, and its erosion of insurance coverage shared with DII Industries, required DII Industries to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. At the time that Harbison-Walker filed its bankruptcy, DII Industries agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding, of which $5 million was advanced during the first quarter of 2002. On February 14, 2002, in accordance with the terms of a letter agreement, DII Industries also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was charged to discontinued operations in our financial statements in the first quarter of 2002.
         The terms of the letter agreement also requires DII Industries to pay to RHI Refractories an additional $35 million if a plan of reorganization is proposed in the Harbison-Walker bankruptcy proceedings, and an additional $85 million if a plan is confirmed in the Harbison-Walker bankruptcy proceedings, in each case acceptable to DII Industries in its sole discretion. The letter agreement provides that a plan acceptable to DII Industries must include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries, arising out of the Harbison-Walker business or other DII Industries' businesses that share insurance with Harbison-Walker.
         By contrast, the proposed global settlement being pursued by Halliburton contemplates that DII Industries, Harbison-Walker and others, including Halliburton, would receive the benefits of an injunction channeling all present and future asbestos claims to a Section 524(g)/105 trust in a DII Industries and Kellogg Brown & Root bankruptcy. With respect to DII Industries, Kellogg Brown & Root and Halliburton, these claims may include claims that do not relate to the Harbison-Walker business or share insurance with Harbison-Walker.

         Harbison-Walker has not yet submitted a proposed plan of reorganization to the Bankruptcy Court. Moreover, although possible, at this time we do not believe it likely that Harbison-Walker will propose or ultimately there would be confirmed a plan of reorganization in its bankruptcy proceeding that is acceptable to DII Industries. In general, in order for a Harbison-Walker plan of reorganization involving a Section 524(g)/105 trust to be confirmed, among other things the creation of the trust would require the approval of 75% of the asbestos claimant creditors of Harbison-Walker. There can be no assurance that any plan proposed by Harbison-Walker would obtain the necessary approval or that it would provide for an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that share insurance with Harbison-Walker.
         In addition, we anticipate that a significant financial contribution to the Harbison-Walker estate could be required to obtain confirmation of a Harbison-Walker plan of reorganization if that plan were to include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that have claims to shared insurance with the Harbison-Walker business. This contribution to the estate would be in addition to DII Industries' contribution of its interest to insurance coverage for refractory claims to the Section 524(g)/105 trust. At this time, we are not able to quantify the amount of this contribution in light of numerous uncertainties.
These include the amount of Harbison-Walker assets available to satisfy its asbestos and trade creditors and the results of negotiations that must be completed among Harbison-Walker, the asbestos claims committee under its Chapter 11 proceeding, a legal representative for future asbestos claimants (which has not yet been appointed by the Bankruptcy Court), DII Industries and the relevant insurance companies.
         Whether or not Halliburton has completed, is still pursuing or has abandoned its previously announced global settlement, DII Industries would be under no obligation to make a significant financial contribution to the Harbison-Walker estate, although Halliburton intends to consider all of its options if in the future it ceased pursuing the global settlement.
         For the reasons outlined above among others, we do not believe it probable that DII Industries will be obligated to make either of the additional $35 million and $85 million payments to RHI Refractories described above. During February 2003, representatives of RHI A.G., the ultimate corporate parent of RHI Refractories, met with representatives of DII Industries and indicated that they believed that DII Industries would be obligated to pay RHI Refractories the $35 million and the $85 million in the event that our proposed global settlement were to be consummated. For a number of reasons, DII Industries believes that the global settlement would not be the cause of a failure of a Harbison-Walker plan to be acceptable to DII Industries and intends vigorously to defend against this claim if formally asserted.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries in numerous courts throughout the United States. The period of the stay contained in the temporary restraining order has been extended to July 21, 2003. Currently, there is no assurance that a stay will remain in effect beyond July 21, 2003, that a plan of reorganization will be proposed or confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries.
         The stayed asbestos claims are those covered by insurance that DII Industries and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 152,000 post-1992 spin-off refractory claims, 6,000 pre-spin-off refractory claims and approximately 135,000 other types of asbestos claims pending against DII Industries. Approximately 51,000 of the claims in the third category are claims made against DII Industries based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries time to develop and propose a plan of reorganization.

         Asbestos insurance coverage. DII Industries has substantial insurance for reimbursement for portions of the costs incurred defending asbestos and silica claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries and its subsidiaries depends on the nature and time of the alleged exposure to asbestos or silica, the specific subsidiary against which an asbestos or silica claim is asserted and other factors.
         Refractory claims insurance. DII Industries has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos and silica claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. Recently, however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against specific insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions have since taken place and further sessions are scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect. Given the early stages of these negotiations, DII Industries cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries believes the settlements are an effective claims management strategy. DII Industries believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries' Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On

June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries case will proceed independently of the bankruptcy.
         Other DII Industries claims insurance. DII Industries has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries for companies or operations that DII Industries either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries former Worthington Pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.
         On August 28, 2001, DII Industries filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against specific London-based insuring entities that issued insurance policies that provide coverage to DII Industries for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate courts denied the appeal and, most recently, the London-based insuring entities have removed the case from the state court to the federal court. DII Industries was successful in remanding the case back to the state court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries and Federal-Mogul, if any, to this insurance coverage. DII Industries recently filed a second amended complaint in that lawsuit and the parties are now beginning the discovery process. The parties to this litigation, including Federal-Mogul, have agreed to mediate this dispute. The first mediation session was scheduled for April 2, 2003. Unlike the Harbison-Walker insurance coverage litigation, in which the litigation is stayed while the mediation proceeds, the insurance coverage litigation concerning the Worthington-related asbestos liabilities has not been stayed and such litigation will proceed simultaneously with the mediation.
         At the same time, DII Industries filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries seeks, if granted, would remain in place until the competing rights of DII Industries and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries rights to access this shared insurance is uncertain.

         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As noted in our 2001 Form 10-K, the amount of the billed insurance receivable related to Highlands Insurance Company included in accounts receivable was $35 million.
         As a consequence of the Delaware Supreme Court's decision, Kellogg Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. On January 6, 2003, this lawsuit was transferred to the 11th Judicial District of the District Court of Harris County, Texas. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. (now DII Industries) on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries and another defendant. DII Industries is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. Based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. (now DII Industries) in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, which is not a party to the agreements. For that reason, and based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On December 5, 2001, a jury in the Circuit Court for Baltimore County, Maryland, returned verdicts against Dresser Industries, Inc. (now DII Industries) and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries portion of the verdicts was approximately $30 million, which we fully accrued in 2002. DII Industries intends to appeal the judgment to the Maryland Supreme Court. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. (now DII Industries) and two other companies. DII Industries share of the verdict was $21.3 million which we fully accrued in 2002. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         Asbestos claims history. Since 1976, approximately 624,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the first quarter of 2003, we received approximately 46,000 new claims and we closed approximately 4,000 claims. We believe that in many cases single claimants are filing claims against multiple Halliburton entities, and we believe that the actual number of additional claimants is about half of the number of new claims. If and when we confirm duplicate claims, we will adjust our data accordingly. The approximate number of open claims pending against us is as follows:

                                      Total Open
Period Ending                           Claims
---------------------------------------------------
March 31, 2003                          389,000
December 31, 2002                       347,000
September 30, 2002                      328,000
June 30, 2002                           312,000
March 31, 2002                          292,000
December 31, 2001                       274,000
===================================================

         The total open claims include post spin-off Harbison-Walker refractory related claims that name DII Industries as a defendant. All such claims have been factored into the calculation of our asbestos liability. The approximate number of post spin-off Harbison-Walker claims included in total open claims pending against us is as follows:

                                Post Spin-off
                               Harbison-Walker
Period Ending                      Claims
-------------------------------------------------
March 31, 2003                     152,000
December 31, 2002                  142,000
September 30, 2002                 142,000
June 30, 2002                      139,000
March 31, 2002                     133,000
December 31, 2001                  125,000
=================================================

         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 235,000 claims through settlements and court proceedings at a total cost of approximately $212 million. We have received or expect to receive from our insurers all but approximately $100 million of this cost, resulting in an average net cost per closed claim of about $426.
         Asbestos study and the valuation of unresolved current and future asbestos claims.
         Asbestos Study. In late 2001, DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for three representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries over a 50 year period. The report took approximately seven months to complete.
         Methodology. The methodology utilized by Dr. Rabinovitz to project DII Industries and its subsidiaries' asbestos-related liabilities and defense costs relied upon and included:
              - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's historical asbestos settlements and defense costs to develop average settlement values and average defense costs for specific asbestos-related diseases and for the specific business operation or entity allegedly responsible for the asbestos-related diseases;
              - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's pending inventory of asbestos-related claims by specific asbestos-related diseases and by the specific business operation or entity allegedly responsible for the asbestos-related disease;
              - an analysis of the claims filing history for asbestos-related claims against DII Industries, Kellogg Brown & Root and Harbison-Walker Refractories Company for the approximate two-year period from January 2000 to May 31, 2002, and for the approximate five-year period from January 1997 to May 31, 2002 by specific asbestos-related disease and by business operation or entity allegedly responsible for the asbestos-related disease;
              - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and
              - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects that would be likely to develop asbestos-related diseases. Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, Kellogg Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths.
         In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. The source data provided by us was based on our 24-year history in gathering claimant information and defending and settling asbestos claims.
         In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years
(particularly in 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for five more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation, Dr. Rabinovitz alternatively assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
              - there will be no legislative or other systemic changes to the tort system;
              - that we will continue to aggressively defend against asbestos claims made against us;
              - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs; and
              - we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker bankruptcy.

         Range of Liabilities. Based upon her analysis, Dr. Rabinovitz estimated total, undiscounted asbestos and silica liabilities, including defense costs, of DII Industries, Kellogg Brown & Root and some of their current and former subsidiaries. Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion as of June 30, 2002 (which includes payments related to the claims currently pending). The lower end of the range is calculated by using an average of the last five years of asbestos claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims.
         2nd Quarter 2002 Accrual. Based on that estimate, in the second quarter of 2002, we accrued asbestos and silica claims liability and defense costs for both known outstanding and future refractory, other DII Industries, and construction asbestos and silica claims using the low end of the range of Dr. Rabinovitz's study, or approximately $2.2 billion. In establishing our liability for asbestos, we included all post spin-off claims against Harbison-Walker that name DII Industries as a defendant. Our accruals are based on an estimate of personal injury asbestos claims through 2052 based on the average claims experience of the last five years. At the end of the second quarter of 2002, we did not believe that any point in the expert's range was better than any other point, and accordingly, based our accrual on the low end of the range in accordance with FIN 14.
         Agreement Regarding Proposed Global Settlement. In December 2002, we announced that we had reached an agreement in principle that could result in a global settlement of all personal injury asbestos and silica claims against us. The proposed settlement provides that up to $2.775 billion in cash, 59.5 million shares of our common stock (with a value of $1.2 billion using the stock price at March 31, 2003 of $20.73) and notes with a net present value expected to be less than $100 million would be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants. The proposed global settlement also includes approximately 21,000 silica claims as a result of current or past exposure that we have agreed to settle. Under the proposed agreement, Kellogg Brown & Root and DII Industries will retain the rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust. The proposed settlement will be implemented through a pre-packaged Chapter 11 filing of DII Industries and Kellogg Brown & Root as well as some other DII Industries and Kellogg Brown & Root subsidiaries with U.S. operations. The funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         In 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements with attorneys representing more than 75% of current asbestos claimants. These agreements are subject to a number of conditions, including agreement on a Chapter 11 plan of reorganization for DII Industries, Kellogg Brown & Root and some of their subsidiaries, approval by 75% of current asbestos claimants to the plan of reorganization, the negotiation of financing acceptable to us, approval by Halliburton's Board of Directors, and confirmation of the plan of reorganization by a bankruptcy court. The settlement agreements also grant the claimants' attorneys the right to terminate the definitive settlement agreements on ten days' notice. Although there can be no assurances we do not believe the claimants' attorneys will terminate the settlement agreements as long as adequate progress is being made toward a Chapter 11 filing.
         We are currently conducting due diligence on the asbestos claims, and expect this process will be substantially completed by the end of May 2003. We have received approximately one-third of the files relating to current asbestos claimants and have reviewed over 80% of those files. While these results are preliminary and not necessarily indicative of the eventual results of a completed review of all current asbestos claims, it appears that a substantial majority of the records for claims reviewed to date provide sufficient evidence of medical injury. However, a substantial portion of the files reviewed do not establish exposure to our products and services. We expect that many of these records could be supplemented by attorneys representing the claimants to provide additional information on product identification, and we are consulting with plaintiffs' counsel concerning the lack of documentation. However, no assurance can be given that the additional product identification documentation will be timely provided or sufficient for us or the plaintiffs to proceed with the proposed global settlement. In addition, although the medical information in the files we preliminarily reviewed appears significantly more complete than the product identification information, if a material number of claims ultimately do not meet the medical criteria for alleged injuries, no assurance can be given that a sufficient number of plaintiffs would vote to approve the plan of reorganization that would implement the global settlement. In such case, we would not proceed with a Chapter 11 filing.
         Moreover, one result of our due diligence review may be the preliminary identification of more claims than contemplated by the proposed global settlement. However, until the more recently identified claims are subject to a complete due diligence review, we will not be able to determine if these claims would be appropriately included under the proposed global settlement. Many of these recently identified claims may be duplicative of previously submitted claims or may otherwise not be appropriately included under the proposed global settlement. In the event that more claims are identified and validated than contemplated by the proposed global settlement, we would need to reduce the amounts proposed to be paid per claim to remain within the aggregate parameters of the proposed global settlement.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee has reserved the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made. While we are working toward making the Chapter 11 filing on or about July 14, 2003, the timing of our filing depends upon our receiving satisfactory product identification information in a timely manner.
         At the same time, we continue to track legislative proposals for asbestos reform pending in Congress. In determining whether to approve the proposed global settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root, the Halliburton Board of Directors will take into account the then current status of these legislative initiatives.
         Review of Accruals. As a result of the proposed settlement, in the fourth quarter of 2002, we re-evaluated our accruals for known outstanding and future asbestos claims. Although we have reached an agreement in principle with respect to a proposed settlement, we do not believe the settlement is "probable" under SFAS No. 5 at the current time. Among the prerequisites to reaching a conclusion of the settlement are:
              - agreement on the amounts to be contributed to the trust for the benefit of silica claimants;
              - our review of the current claims to establish that the claimed injuries are based on exposure to products of DII Industries, Kellogg Brown & Root, their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount of the notes to be contributed to the trust;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with the attorneys representing current asbestos claimants and a proposed representative of future claimants on a plan of reorganization for the Chapter 11 filings of DII Industries, Kellogg Brown & Root and some of their subsidiaries; and agreement with the attorneys representing current asbestos claimants with respect to, and completion and mailing of, a disclosure statement explaining the pre-packaged plan of reorganization to the current claimants;

              - arrangement of financing on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              - obtaining affirmative votes to the plan of reorganization from at least the required 75% of known present asbestos claimants and from a requisite number of silica claimants needed to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Because we do not believe the settlement is currently probable as defined by Statement of Financial Standards No. 5, we have continued to establish our accruals in accordance with the analysis performed by Dr. Rabinovitz. However, as a result of the settlement and the payment amounts contemplated thereby, we believed it appropriate to adjust our accrual to use the upper end of the range of probable and reasonably estimable liabilities for current and future asbestos liabilities contained in Dr. Rabinovitz's study, which estimated liabilities through 2052 and assumed the more recent two-year elevated rate of claim filings in projecting the rate of future claims.
         As a result, in the fourth quarter of 2002, we determined that the best estimate of the probable loss is the $3.5 billion estimate in Dr. Rabinovitz's study, and accordingly, we increased our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims to $3.4 billion.
         Insurance. In 2002, we retained Peterson Consulting, a nationally-recognized consultant in asbestos liability and insurance, to work with us to project the amount of insurance recoveries probable in light of the projected current and future liabilities accrued by us. Using Dr. Rabinovitz's projection of liabilities through 2052 using the two-year elevated rate of asbestos claim filings, Peterson Consulting assisted us in conducting an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs. In conducting this analysis, Peterson Consulting:
              - reviewed DII Industries historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries 15 year litigation and settlement history;
              - reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
              - reviewed the terms of DII Industries prior and current coverage-in-place settlement agreements;
              - reviewed the status of DII Industries and Kellogg Brown & Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Based on that review, analyses and discussions, Peterson Consulting assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Peterson Consulting is based on its best judgment and information provided by us.
         Probable Insurance Recoveries. Based on this analysis of the probable insurance recoveries, in the second quarter of 2002, we recorded a receivable of $1.6 billion for probable insurance recoveries.
         In connection with our adjustment of our accrual for asbestos liability and defense costs in the fourth quarter of 2002, Peterson Consulting assisted us in re-evaluating our receivable for insurance recoveries deemed probable through

2052, assuming $3.5 billion of liabilities for current and future asbestos claims using the same factors cited above through 2052. Based on Peterson Consulting analysis of the probable insurance recoveries, we increased our insurance receivable to $2.1 billion as of the fourth quarter of 2002. The insurance receivable recorded by us does not assume any recovery from insolvent carriers and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurance that these assumptions will be correct. These insurance receivables do not exhaust the applicable insurance coverage for asbestos-related liabilities.
         Current Accruals. The current accrual of $3.4 billion for probable and reasonably estimable liabilities for current and future asbestos and silica claims and the $2.1 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million ($391 million after-tax), and, in the fourth quarter of 2002, we recorded a pretax charge of $799 million ($675 million after-tax).
         In the fourth quarter of 2002, we recorded pretax charges of $232 million ($212 million after-tax) for claims related to Brown & Root construction and renovation projects under the Engineering and Construction Group segment. The balance of $567 million ($463 million after-tax) related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States Federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2052, including the 389,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:

                                                              Quarter Ended         Year Ended
Millions of dollars                                          March 31, 2003     December 31, 2002
----------------------------------------------------------------------------------------------------
Gross liability - beginning balance                               $ 3,425           $    737
     Accrued liability                                                  -              2,820
     Payments on claims                                               (18)              (132)
----------------------------------------------------------------------------------------------------
Gross liability - ending balance                                  $ 3,407           $  3,425
====================================================================================================

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance              $     -           $    (45)
         Write-off of recoveries                                        -                 45
----------------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance                 $     -           $      -
====================================================================================================

     Other insurance carriers - beginning balance                 $(2,059)          $   (567)
         Accrued insurance recoveries                                   -             (1,530)
         Insurance billings                                             -                 38
----------------------------------------------------------------------------------------------------
     Other insurance carriers - ending balance                    $(2,059)          $ (2,059)
====================================================================================================
Total estimated insurance recoveries                              $(2,059)          $ (2,059)
====================================================================================================
Net liability for asbestos claims                                 $ 1,348           $  1,366
====================================================================================================

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $44 million at March 31, 2003 and December 31, 2002. The $44 million at December 31, 2002 excludes $35 million in accounts receivable written off at the conclusion of the Highlands litigation.
         Possible Additional Accruals. When and if the currently proposed global settlement becomes probable under SFAS No. 5, we would increase our accrual for probable and reasonably estimable liabilities for current and future asbestos claims up to $4.1 billion, reflecting the amount in cash and notes we would pay to fund the settlement combined with the value of 59.5 million shares of
Halliburton common stock, a value of $1.2 billion, using the stock price at March 31, 2003 of $20.73. In addition, at such time as the settlement becomes probable, we would adjust our accrual for liabilities for current and future asbestos claims and we would expect to increase the amount of our insurance receivables to $2.3 billion. As a result, we would record at such time an additional pretax charge of $442 million ($365 million after-tax). Beginning in the first quarter in which the settlement becomes probable, the accrual would then be adjusted from period to period based on positive and negative changes in the market price of our common stock until the payment of the shares into the trust.
         Continuing Review. Projecting future events is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked such as:
              - the number of future asbestos-related lawsuits to be filed against DII Industries and Kellogg Brown & Root;
              -   the average cost to resolve such future lawsuits;
              - coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time;
              - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies; and
              -   the continuing solvency of various insurance companies.
         Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos and silica claims periodically reexamined, and we will update them if needed based on our experience and other relevant factors such as changes in the tort system, the resolution of the bankruptcies of various asbestos defendants and the probability of our settlement of all claims becoming effective. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries and Kellogg Brown & Root's various lawsuits against its insurance companies and other developments that may impact the probable insurance.

Note 12. Commitments and Contingencies - Excluding Asbestos and Silica Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading platforms, or FPSO's, 33 hydrocarbon production wells, 18 water injection wells, and all sub-sea flow lines and risers necessary to connect the underwater wells to the FPSO's.
         KBR's performance under the contract is secured by:
              - three performance letters of credit, which together have an available credit of approximately $261 million and which represent approximately 10% of the contract amount, as amended to date by change orders;
              - a retainage letter of credit in an amount equal to $132 million as of March 31, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              - a guarantee of KBR's performance of the agreement by Halliburton Company in favor of the project owner.
         The project owner has procured project finance funding obligations from various banks to finance the payments due to KBR under the contract.
         As of March 31, 2003, the project was approximately 67% complete and KBR had recorded a loss of $172 million related to the project. The probable unapproved claims included in determining the loss on the project were $182 million as of March 31, 2003. The claims for the project most likely will not be settled within one year. Accordingly, probable unapproved claims of $122 million at March 31, 2003 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, agreed to changes to the project worth approximately $61 million that are not included in the $182 million in probable unapproved claims. Of the $61 million, formal change orders for $31 million have already been received, and formal change orders for the remaining $30 million are expected upon the anticipated approval of the lenders.

         KBR expects the project will likely be completed no less than 16 months later than the original contract completion date. KBR believes that the project's delay is due primarily to the actions of Petrobras. In the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of up to $1 million per day of delay caused by KBR subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $263 million as of March 31, 2003). We have not accrued any amounts for liquidated damages, since we consider the imposition of liquidated damages to be unlikely.
         Petrobras and we have appointed high-level negotiating teams to discuss a number of issues on the Barracuda-Caratinga project. Currently, these issues include: an updated working schedule; extensions to the contract schedule as a result of force majeure events; the deferral of the imposition of liquidated damages for delays contemplated by an updated working schedule; the application of liquidated damages for delays not contemplated by an updated working schedule; agreement upon financial responsibility and a schedule extension for some of the unapproved claims and agreeing to employ arbitration as the method of resolving other claims; the terms upon which Petrobras would defer repayment of the $300 million of advance payments made by Petrobras at the beginning of our work under the contract; and an amendment to the Halliburton guarantee.
While we are working towards resolving these issues in the second quarter of 2003, there can be no assurance that we will reach any agreements on these matters.
         The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the banks cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original bank documents provide that the banks are not obligated to continue to fund the project if the project has been delayed for more than 6 months. In November 2002, the banks agreed to extend the 6-month period to 12 months. Other provisions in the bank documents may provide for additional time extensions. However, delays beyond 12 months may require bank consent in order to obtain additional funding. While we believe the banks have an incentive to complete the financing of the project, there is no assurance that they would do so. If the banks did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the banks have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.
         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were drawn, KBR would be required to fund the amount of the draw to the issuing bank. In the event that KBR was determined after an arbitration proceeding to have been in default under the contract, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments that would otherwise have been credited back to the project owner had the contract not been terminated.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors other than Petrobras. Because our claims, together with change orders that are currently under negotiation, exceed this amount, we cannot give assurance that there is adequate funding to cover current or future KBR claims. Unless the project owner provides additional funding or permits us to defer repayment of the $300 million advance, and assuming the project owner does not allege default on our part, we may be obligated to fund operating cash flow shortages over the remaining project life in an amount we currently estimate to be up to approximately $400 million.

         Petrobras has informed us that the possible Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the settlement of its asbestos claims would constitute an event of default under the loan documents with the banks unless waivers are obtained. KBR believes that it is unlikely that the banks will exercise any right to cease funding given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor.
         Securities and Exchange Commission ("SEC") Investigation and Fortune 500 Review. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into some of our accounting practices. In mid-December 2002, we were notified by the SEC that a formal order of investigation had been issued. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices, which relate to the recording of revenues associated with cost overruns and unapproved claims on long-term engineering and construction projects. Throughout the informal inquiry and during the pendency of the formal investigation, we have provided approximately 300,000 documents to the SEC. The production of documents is essentially complete and the process of providing witnesses to testify is ongoing. To our knowledge, the SEC's investigation has focused on the compliance with generally accepted accounting principles of our recording of revenues associated with cost overruns and unapproved claims for long-term engineering and construction projects, and the disclosure of our accrual practice. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued revenue related to unapproved claims in 1998, we first made disclosures regarding the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and satisfied the relevant criteria for accruing this revenue, although the SEC may conclude otherwise.
         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's initial comments in letter form dated September 20, 2002 and responded on October 31, 2002. Since then, we have received and responded to several follow-up sets of comments, and we are in the process of responding to the last few comments.
         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuit, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action was subsequently dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the U.S. District Court for the Northern District of Texas and consolidated before the Honorable Judge David Godbey. The amended consolidated class action complaint in that case, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. It is our belief that we have meritorious defenses to the claims and we intend to vigorously defend against them.
         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24, 2002, as required by the court's scheduling order, on the bases of lack of federal subject matter jurisdiction and failure to plead with that degree of particularity required by the rules of procedure. That motion has now been fully briefed and is before the court awaiting ruling.

         In addition to the securities class actions, one additional class action, alleging violations of ERISA in connection with the Company's Benefits Committee's purchase of our stock for the accounts of participants in our 401(k) retirement plan during the period we allegedly knew or should have known that our revenue was overstated as a result of the accrual of revenue in connection with unapproved claims, was filed and subsequently voluntarily dismissed.
         On October 11, 2002, a shareholder derivative action against present and former directors and our former CFO was filed in the District Court of Harris County, Texas alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We have moved to dismiss that action and hearings on that motion have recently been concluded and a decision is expected soon. We believe the action is without merit and we intend to vigorously defend it.
         Finally, on or about March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in the United States District Court for the Northern District of Texas against certain of our present and former officers and directors. Like the case filed in the state court in Harris County, we believe that this action is without merit and we intend to vigorously defend it.
         We have not accrued a contingent liability as of March 31, 2003 for any shareholder derivative action or class action lawsuit discussed above.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, which was less than one-quarter of BJ's claim at the beginning of the trial. A total of $102 million was accrued in the first quarter of 2002, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. The jury also found that there was no intentional infringement by Halliburton Energy Services. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We have posted a supersedeas bond in the amount of approximately $107 million to cover the damage award, pre-judgment and post-judgment interest, and awardable costs. We timely appealed the judgment and the appeal has now been fully briefed. Oral argument was scheduled to be heard on May 7, 2003 before a three judge panel of the United States Court of Appeals for the Federal Circuit and a decision is expected to be announced before year end. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured. We have alternative products to use in our fracturing operations, and do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business.
         Anglo-Dutch (Tenge). We have been sued in the District Court of Harris County, Texas by Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for allegedly breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet republic of Kazakhstan. While we believe the claims raised in that lawsuit are without merit and are vigorously defending against them, the plaintiffs have announced their intention to seek approximately $680 million in damages. Since we believe the probability of loss is remote, we have not accrued a contingent liability for this matter as of March 31, 2003. We have moved for summary judgment and a hearing on that motion was held on March 12, 2003. The court's ruling on this motion is still pending. The trial, which was set for April 21, 2003 was continued to August 18, 2003 on the District Court's own motion.
         Improper payments reported to the Securities and Exchange Commission. We have reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to an entity owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as an additional $5 million, which has been fully accrued. The integrity of our Code of Business Conduct and our internal control procedures are essential to the way we conduct business.
         Environmental. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental
Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $44 million as of March 31, 2003 and $48 million as of December 31, 2002. The liability covers numerous properties and no individual property accounts for more than 10% of the current liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established liabilities. As of March 31, 2003, those ten sites accounted for approximately $8 million of our total $44 million liability.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including $187 million which relate to our joint ventures' operations. Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global asbestos settlement through December 31, 2003.
         If our debt ratings fall below investment grade, we would be in technical breach of a bank agreement covering another $57 million of letters of credit at March 31, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $132 million has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings fall below either the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These
letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.
         Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are never asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued a liability for $376 million at March 31, 2003 and $364 million at December 31, 2002 of possible liquidated damages as we consider the imposition of liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate any liability for liquidated damages. Of the total liquidated damages, $263 million at March 31, 2003 and December 31, 2002 relate to unasserted liquidated damages for the Barracuda-Caratinga project. It is expected that the schedule impact of change orders requested by the customer, schedule extensions granted as a result of force majeure events related to permitting and other issues, and claims to the customer for schedule extension will be sufficient to avoid any exposure for liquidated damages.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings as incurred. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 13.  Accounting for Stock-Based Compensation
         We have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the quarters ended March 31, 2003 and March 31, 2002, the weighted average assumptions and resulting fair values of options granted are as follows:

                                         Assumptions
           ---------------------------------------------------------------------   Weighted Average
              Risk-Free         Expected           Expected         Expected        Fair Value of
            Interest Rate    Dividend Yield    Life (in years)     Volatility      Options Granted
------------------------------------------------------------------------------------------------------
2003             2.9%             2.4%                5                62%              $ 10.83
2002             4.9%             2.9%                5                60%              $  6.72
======================================================================================================

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                  For the three months
                                                     ended March 31
                                               ---------------------------
   Millions of dollars except per share data       2003         2002
--------------------------------------------------------------------------
   Net income, as reported                        $   43      $   22
   Total stock-based employee compensation
     expense determined under fair value
     based method for all awards, net of
     related tax effects                              (6)         (6)
--------------------------------------------------------------------------
   Net income, pro forma                          $   37      $   16
==========================================================================

   Basic earnings per share:
   As reported                                    $ 0.10      $ 0.05
   Pro forma                                      $ 0.09      $ 0.04
   Diluted earnings per share:
   As reported                                    $ 0.10      $ 0.05
   Pro forma                                      $ 0.08      $ 0.04
==========================================================================

Note 14.  Change in Accounting Principle
         In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The new standard was effective for us beginning January 1, 2003, and the effects of this standard required a charge of $8 million after-tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at March 31, 2003 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.
         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when the liabilities are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and some employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. We have adopted SFAS No. 146 as of January 1, 2003 and this adoption only affects the timing of charges associated with any future exit or disposal activity.
         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 were effective for financial statements of interim and annual periods ending December 15, 2002. We adopted the recognition provisions of FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.
         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). This statement requires specified variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003 and beginning July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Our exposure to variable interest entities is limited and, therefore, the adoption of FIN 46 did not have a material impact on our consolidated financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         In this section, we discuss the operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
              -   factors and risks that impact our business;
              - why our earnings and expenses for the first quarter of 2003 differ from the first quarter of 2002;
              -   capital expenditures;
              -   factors that impacted our cash flows; and
              - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT

         Our business is organized around two business segments:
              -   Energy Services Group; and
              -   Engineering and Construction Group.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities, to major, national and independent oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing.
         The industries we serve are highly competitive with many substantial competitors for each segment. During the first quarter of 2003, the United States represented 34% of our total revenue and the United Kingdom represented 11%. No other country accounted for more than 10% of our operations. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that interruption or loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our two business segments are significantly impacted by the following:
              - spending on upstream exploration, development and production programs by major, national and independent oil and gas companies;
              - capital expenditures for downstream refining, processing, petrochemical and marketing facilities by major, national and independent oil and gas companies; and
              -   government spending levels.
Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.
         Some of the more significant barometers of current and future spending levels of oil and gas companies are higher sustained oil and gas prices, quality exploration and production drilling prospects, stable economic fiscal terms, the world economy and global stability, which together drive worldwide drilling activity. As measured by rig count, high levels of worldwide drilling activity during the first half of 2001 began to decline in the latter part of that year. Drilling levels reached a low, particularly in the United States for gas drilling, in April 2002. The decline was partially due to general business conditions caused by global economic uncertainty which was accelerated by the terrorist attacks on September 11, 2001. An abnormally warm 2001/2002 winter season in the United States also resulted in increased working gas in storage. The high level of working gas in storage put downward pressure on gas prices, which resulted in reduced gas drilling activity particularly in the Western portion of the United States due to transportation and market constraints. Working gas in storage is the volume of gas in underground reservoirs above the level of base gas (or cushion gas) intended as permanent inventory in a storage reservoir to maintain adequate pressure and deliverability rates throughout the winter withdrawal season.

         For the year 2002, natural gas prices at Henry Hub averaged $3.33 per million cubic feet, commonly referred to as mcf, compared to $4.27 in the fourth quarter 2002 and $6.90 in the first quarter 2003. Gas prices continued to decline during the first two months of 2002 due to excess supply and then steadily increased throughout the year averaging $4.65 per mcf in December 2002 and averaging $8.06 per mcf in March 2003. These higher gas prices have thus far not translated into significantly increased gas drilling rig activity as of the end of April 2003. Based upon data from a leading research association, the gas price at Henry Hub is expected to average $5.80 for 2003.
         Natural gas prices have been impacted by an abnormally cold 2002/2003 winter season in the United States, resulting in reduced gas storage levels depleting below the 5-year historical average of 1,221 billion cubic feet, commonly referred to as bcf, as reported by the Energy Information Administration (EIA). While gas prices in the United States have historically varied somewhat geographically, this past winter we have seen significantly higher fluctuations in regional gas prices in the United States. For example, while the price averaged $6.90 per mcf in the first quarter at Henry Hub, Opal in Wyoming averaged less than $4.00 per mcf and it was less than $6.00 per mcf in various other parts of the Western United States. This is resulting in significant variation in gas drilling activity by region in the United States and much lower drilling and stimulation activity in the gas basins of the Western United States.
         On the supply side, Spears and Associates believes that natural gas supply is continuing to decline at about a 5% per annum pace and that it will not be until the second half of 2003 before United States natural gas production will begin to recover. Spears anticipates that United States natural gas supply will be down an overall 3% for 2003.
         Crude oil prices for West Texas Intermediate, commonly referred to as WTI, averaged $25.92 per barrel for all of 2002 compared to $26.02 per barrel for 2001. Oil prices have continued to trend upward since the beginning of 2002. Quarterly average WTI increased from $20.52 in the 2001 fourth quarter, to $28.34 in the 2002 fourth quarter and increased to $34.14 during the 2003 first quarter. We believe that current oil prices reflect the disruption of supplies from Venezuela due to political unrest related to the national strike which have still not reached pre-strike production levels, civil unrest and strikes in Nigeria and a war premium due to the uncertainty of oil supplies as a result of the armed conflict in Iraq.
         With the subsidence of hostilities in Iraq there continues to be considerable uncertainty for world oil markets in 2003. Oil prices had peaked at almost $40 per barrel on February 27, 2003 due to the war and supply problems in Nigeria but have now fallen back to around $25. With the end of armed conflict in Iraq, there is a concern that prices will move lower due to weak global economic growth and OPEC over supply.
         Energy Services Group
         The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts                          2002            2001
----------------------------------------------------------------------
United States                                 831          1,155
Canada                                        266            342
International (excluding Canada)              732            745
----------------------------------------------------------------------
Worldwide Total                             1,829          2,242
======================================================================

                                First       Fourth        Third         Second         First        Fourth
                               Quarter      Quarter      Quarter        Quarter       Quarter       Quarter
Average Rig Counts              2003         2002         2002           2002          2002          2001
--------------------------------------------------------------------------------------------------------------
United States                      901         847           853           806            818         1,004
Canada                             493         283           250           147            383           278
International
    (excluding Canada)             744         753           718           725            731           748
--------------------------------------------------------------------------------------------------------------
Worldwide Total                  2,138       1,883         1,821         1,678          1,932         2,030
==============================================================================================================

         Worldwide rig activity started to decline in the latter part of the third quarter 2001 and averaged 1,829 rigs in 2002 as compared to 2,242 in 2001. The decline in rig activity was most severe in North America, particularly the United States, where the rig count dropped 28% from an average of 1,155 in 2001 to 831 in 2002, with the majority of this decline due to reduced gas drilling. In the past, there has generally been a good correlation between the price of oil and gas in the United States and rig activity. However, this has not been the case in recent quarters where the rig count has declined as compared to the fourth quarter 2001, while WTI oil and Henry Hub gas prices have increased. We believe this is due to the following:
              - volatility of oil and gas prices and impact of OPEC production cutbacks;
              - uncertainty as to the timing of return of oil supplies from Venezuela to pre-strike levels;
              -   differences in gas prices geographically in the United States;
              - the uncertainty as to the timing of return of Iraqi oil production;
              -   budgetary constraints of some of our customers;
              - focus on debt reduction and property rationalization by some of our major customers; and
              - lack of quality drilling prospects by exploration and production companies.
         For the first quarter 2003, rig activity increased 6% in the United States to an average of 901 rigs, the majority of which were rigs drilling for gas. Rig activity in the United States has increased in each of the last three months primarily for gas drilling in direct response to the low levels of gas in storage. The large 74% increase in Canadian rig activity is related to the longer than normal winter drilling season in Canada, which is historically followed by a drop in rig activity during the spring thaw season when melting snow and ice make drilling conditions more difficult. Although the Canadian rig count increased dramatically in the first quarter, these increases did not occur in areas in which we have strong market presence. The international rig count excluding Canada dropped slightly in the first quarter to 744 rigs, primarily in the North Sea where drilling activity is curtailed during the winter due to high seas and in Africa, mainly in west Africa, where companies are evaluating recent drilling results before committing to deepwater development projects and additional drilling, offset by a slight increase in Latin America mainly in Argentina and Mexico with Venezuelan activity still not back up to pre-strike levels.
         It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services and conversely during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services.
         During 2000 and 2001, we implemented several price book increases. In July 2000, as a result of increased consumable materials costs and a tight labor market causing higher labor costs, we increased prices in the United States for most product and service lines on average between 2% and 12%. In January 2001, as a result of continued labor shortages and increased labor and materials costs, we increased prices in the United States on average between 5% and 12%. In July 2001, as a result of continuing personnel and consumable material cost increases, we increased prices on average between 6% and 15%.
         The decreased rig activity in 2002 from 2001 in the United States has increased pressure on the oilfield services product service lines to discount prices. The price increases we implemented in 2000 and 2001 have mostly been eroded by additional discounts.
         Based upon recent data from Spears and Associates, drilling activity in the United States and Canada in 2003 is expected to increase compared to overall 2002 levels and compared to the first quarter 2003. This reflects the current level of oil and gas prices and low inventories. International drilling activity is expected to increase slightly from first quarter 2003 levels.
         At the end of 2002, two brokerage firms released exploration and production expenditure surveys for 2003. Salomon Smith Barney reported that worldwide exploration and production spending is expected to increase 3.8% in 2003. North America spending was forecasted to rise 1.5%. The report also noted that a lack of quality drilling prospects and uncertainty over Iraq have also contributed to a weaker initial spending forecast. Lehman Brothers made similar predictions. They are projecting a 4.2% increase in worldwide exploration and production expenditures for 2003, but a slight decrease in United States spending. Canadian exploration and production spending is estimated to increase 7.2%. International exploration and production expenditures are estimated to grow 5.5% in 2003, led by national oil companies and European majors. According to the Lehman report, exploration and production company budgets were based upon an average oil price estimate of $23.22 per barrel (WTI) and $3.42 per mcf for natural gas (Henry Hub).
         Until economic and political uncertainties impacting customer spending become clearer, we expect oilfield services activity to increase slightly in the second quarter 2003 and continue to improve for the balance of the year. The war in Iraq resulted in slightly lower activity levels late in the quarter in the Middle East where we operate. We expect operations to return to pre-war levels in the near term. In the longer-term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature than our energy services projects and are not significantly impacted by short-term fluctuations in oil and gas prices. We believe that the global economic recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery and continuing excess capacity in petrochemical supplies, customers have continued to delay project awards or reduced the scope of projects involving hydrocarbons and manufacturing. A number of large-scale gas and liquefied natural gas development, offshore deepwater, government and infrastructure projects are being awarded or actively considered. However, in light of terrorist threats, the armed conflict in Iraq and increasing instability in the Middle East and the modest growth of the global economy, many customers have been delaying some of their capital commitments and international investments.
         We expect growth opportunities to exist for additional security and defense support to government agencies in the United States and other countries. Demand for these services is expected to grow as a result of the armed conflict in Iraq and subsequent reconstruction period and as governmental agencies seek to control costs and promote efficiencies by outsourcing these functions. We also expect growth due to new demands created by increased efforts to combat terrorism and enhance homeland security.
         Engineering and construction contracts can be broadly categorized as fixed-price, sometimes referred to as lump sum, or cost reimbursable contracts. Some contracts can involve both fixed-price and cost reimbursable elements.
         Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise, among other things, from:
              - having to judge the technical aspects and effort involved to accomplish the work within the contract schedule;
              -   labor availability and productivity; and
              - supplier and subcontractor pricing and performance. Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
              - bidding a fixed-price and completion date before detailed engineering work has been performed;
              - bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
              - bidding a fixed-price and completion date before finalizing subcontractors' terms and conditions;
              - subcontractors' individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
              -   contracts  covering  long  periods of time;
              -   contract values generally for large amounts; and
              -   contracts    containing    significant    liquidated   damages
                  provisions.

         Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.
         After careful consideration, we have decided no longer to pursue riskier fixed-price engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry. An important aspect of our 2002 reorganization was to look closely at each of our businesses to ensure that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation and commissioning offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that segment is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry, which we will continue to service through a variety of other contracting forms. We have seven fixed-price engineering, procurement, installation and commissioning offshore projects underway and we are fully committed to successful completion of these projects, all but two of which are substantially complete. The two ongoing projects are in excess of 50% complete. We plan to retain our offshore engineering and services capabilities.
         The approximate percentages of revenues attributable to fixed-price and cost reimbursable engineering and construction segment contracts are as follows:

                                          Fixed-Price   Cost Reimbursable
--------------------------------------------------------------------------
First Quarter ended March 31, 2003             45%              55%
Year ended December 31, 2002                   47%              53%
==========================================================================

         Backlog
         Our backlog at March 31, 2003, was $9.8 billion, comprised of $9.5 billion for the Engineering and Construction Group and $300 million for the Energy Services Group. Our total backlog at December 31, 2002, was $10 billion.
         Reorganization of Business Operations
         As a part of the reorganization, we decided that the operations of Major Projects, Granherne and Production Services were better aligned with KBR and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore product line, Granherne is now reported in the Onshore product line and Production Services is now reported under the Operations and Maintenance product line.
         Asbestos and Silica
         On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims. In 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements with attorneys representing more than 75% of the current claimants. The agreements cover all current and future personal injury asbestos claims against DII Industries, Kellogg Brown & Root and their current and former subsidiaries, as well as all current silica claims asserted presently or in the future. We revised our best estimate of our asbestos and silica liability based on information obtained while negotiating the agreement in principle, and adjusted our asbestos and silica liability to $3.425 billion, recorded additional probable insurance recoveries resulting in a total of $2.1 billion as of December 31, 2002 and recorded a net pretax charge of $799 million ($675 million after-tax) in the fourth quarter of 2002.
         Should the proposed global settlement become probable under Statement of Financial Accounting Standards No. 5, we would adjust our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims. The settlement amount initially would be up to $4.1 billion, consisting of up to $2.775 billion in cash, the value of 59.5 million Halliburton shares of common stock and notes with a net present value expected to be less than $100 million. Assuming the revised liability would be $4.1 billion, we would also increase our probable insurance recoveries to $2.3 billion. The impact on our income statement would be an additional pretax charge of $442 million ($365 million after-tax). This accrual (which values our stock to be contributed at $1.2 billion using our stock price at March 31, 2003 of $20.73) would then be adjusted periodically based on changes in the market price of our common stock until the common stock is contributed to a trust for the benefit of the claimants.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

First Quarter of 2003 Compared with the First Quarter of 2002

                                              First Quarter
REVENUES                                  -----------------------   Increase
Millions of dollars                          2003        2002      (decrease)
-------------------------------------------------------------------------------
Energy Services Group                      $  1,611    $  1,689      $  (78)
Engineering and Construction Group            1,449       1,318         131
-------------------------------------------------------------------------------
Total revenues                             $  3,060    $  3,007      $   53
===============================================================================

         Consolidated revenues in the 2003 first quarter of $3.1 billion increased $53 million compared to the 2002 first quarter. International revenues were 66% of total revenues for the 2003 first quarter and 67% in the 2002 first quarter.
         Energy Services Group revenues were $1.6 billion for the 2003 first quarter, a decrease of 5% from the 2002 first quarter. International revenues were 59% of total revenues in the 2003 first quarter compared to 60% in the 2002 first quarter due to increased United States drilling activity in 2003. Overall revenues decreased due to the sale of Mono Pumps in January 2003 and the contribution of Halliburton Subsea assets to the formation of Subsea 7 in May 2002. Subsea 7 has been accounted for on an equity basis since that date.
         Product service line revenues were as follows:
              -   pressure pumping revenues increased by 5%;
              -   drilling fluids revenues increased by 8%;
              - completion products and services and drill bits revenues remained flat;
              -   logging revenues were down about 9%;
              - drilling services revenues decreased 6% primarily due to the sale of Mono Pumps; and
              - Landmark declined 1%, primarily due to reduced customer spending on computer hardware.
         On a geographic basis:
              - North America revenues decreased 3%, primarily due to the sale of our Mono Pumps business in the first quarter of 2003 and higher discounts in the United States, partially offset by improved results in our drilling fluids product line;
              - Europe/Africa revenues decreased 18% primarily due to the formation of Subsea 7, which was partially offset by increased activity in our drilling fluids product line in Nigeria and Angola;
              -   Asia Pacific revenues increased 2%;
              -   Middle East revenues were up 20% due to:
                       - increased activity in our drilling services product line in Saudi Arabia, Egypt, United Arab Emirates and Yemen; and
                       - increased pressure pumping activity in Saudi Arabia, Oman, and Egypt.
              - Revenues were 8% lower in Latin America due to operations in Venezuela still not being back to pre-strike levels, offset partially by increased activity in Mexico in all product lines.

         Engineering and Construction Group revenues of $1.4 billion in the 2003 first quarter were 10% higher than the 2002 first quarter. The revenue increase is primarily due to increases in Government Services revenues as a result of increased activity in the Middle East, partially offset by lower activity in the Balkans. Onshore revenue increased 13% due to several new projects in Algeria, Egypt and China that began during 2002. Offshore revenues declined 6% primarily due to lower activity levels on the Barracuda-Caratinga project in Brazil and projects nearing completion in the Philippines and Nigeria, partially offset by work on a new project in Indonesia. Revenue increased in all geographic regions other than Europe/Africa and Latin America.

                                                 First Quarter
OPERATING INCOME                          --------------------------   Increase
Millions of dollars                          2003          2002       (decrease)
----------------------------------------------------------------------------------
Energy Services Group                       $   180      $   169       $    11
Engineering and Construction Group              (19)         (58)           39
General corporate                               (19)          12           (31)
----------------------------------------------------------------------------------
Total operating income                      $   142      $   123       $    19
==================================================================================

         Consolidated operating income of $142 million was 15% higher in the 2003 first quarter compared to the 2002 first quarter. This change is attributable to several significant items incurred during the first quarter of 2002 and 2003. The significant items for the 2002 first quarter included:
              - $108 million gain in the Energy Services Group on the sale of our 50% interest in European Marine Contractors;
              -   $98 million expense in the Energy  Services  Group  related to the judgment in the BJ Services patent infringement case;
              -   $80  million  write-off  of  billed  and  accrued  receivables related to the Highlands Insurance Company litigation in the Engineering and Construction Group;
              -   $11  million  for  severance  related  actions  as part of our planned reorganization, of which $5 million related to the Energy Services Group, $4 million related to the Engineering and Construction Group and $2 million related to General corporate; and
              - $28 million gain for the value of stock received from the demutualization of an insurance provider in General corporate.
The net effect of these first quarter 2002 items was a loss of $53 million.
The significant items for the 2003 first quarter included:
              - $55 million loss in the Engineering and Construction Group related to the Barracuda-Caratinga project due to recently identified higher cost trends and some actual and committed costs exceeding estimated costs. In addition, schedule delays have added to the costs of the project during the quarter;
              - $36 million gain in the Energy Services Group on the sale of Mono Pumps;
              - $15 million loss in the Energy Services Group on the sale of the Wellstream business; and
              - $2 million expense in the Engineering and Construction Group related to costs associated with the proposed global settlement.
The net effect of these first quarter 2003 items was a loss of $36 million.
         Energy Services Group operating income for the 2003 first quarter increased $11 million, or 7%, from the 2002 first quarter. The net effect of the gain on the sale of our interest in European Marine Contractors Ltd., the accrued judgment associated with the BJ Services patent infringement case, the gain on the sale of Mono Pumps in 2003, the loss on the sale of the Wellstream business, and restructuring charges was an increase in operating income of $16 million. This increase was partially offset by declining results in our Surface/Subsea group due to lower activity levels in the North Sea, delay in work in Brazil and significant increases in dry-docking costs in our subsea operations. Other product service line operating margins increased or decreased as follows:
              - the pressure pumping and logging product service lines each declined by approximately one percentage point due to increased pricing pressures during the period;

              - drilling systems decreased approximately three percentage points due to lower deepwater Gulf of Mexico and North Sea drilling activity, pricing pressure in the United States, and lower product sales in Russia;
              - drill bits declined seven percentage points due to lower activity in the Gulf of Mexico and the Middle East;
              - completion products and services increased by one percentage point due to increased product sales in Asia and Saudi Arabia; and
              - drilling fluids increased four percentage points due to increased activity in all regions except the Middle East.
         Geographically, all international regions experienced improvements in operating income, with an increase in Latin America due to increased activity in all product service lines in Mexico and increased pressure pumping activity in Brazil, offset by lower activity across all product service lines in Venezuela. Europe/Africa increased due to higher levels of activity primarily in Nigeria and Angola in our drilling fluids and pressure pumping product services lines, and in Algeria and Norway. Middle East operating income increased due to higher activity in Saudi Arabia in drilling services and completion products, and in Oman and Egypt in pressure pumping. Asia Pacific operating income increased in Thailand, Malaysia and Brunei in our drilling services, logging, completion products and drilling fluids product service lines as well as in Indonesia in all product service lines. North America had increased operating income due to increased drilling activity in our drilling fluids, logging and integrated products and services lines which was more than offset by decreased results in Subsea operations.
         Engineering and Construction Group operating income increased $39 million, or 67%, from the 2002 first quarter to the 2003 first quarter. The net effect of the asbestos related charges in the first quarter 2002 and 2003, restructuring charges and the Barracuda-Caratinga loss was an increase in operating income of $27 million. In addition, Government Operations were substantially higher in the 2003 first quarter due to increased activity on projects in the Middle East and the United Kingdom. This was partially offset by a decrease in Onshore operations due to lower job income on several contracts that were nearing completion.
         General corporate expenses for the 2003 first quarter were $19 million compared to income of $12 million for the 2002 first quarter, resulting in an increase in costs of $31 million. The net effect of the pretax gain for the value of stock received from the demutualization of an insurance provider and restructuring charges was an increase in costs of $26 million.

NONOPERATING ITEMS

         Interest expense of $27 million for the 2003 first quarter decreased $5 million compared to the 2002 first quarter. The decrease is due to $4 million in interest recorded in the 2002 first quarter related to the BJ Services litigation and lower average borrowings in the 2003 first quarter.
         Interest income was $8 million in the first quarter of 2003 and $4 million in the first quarter of 2002, with the increase primarily due to interest income received on a tax settlement in Europe.
         Foreign exchange losses, net were $6 million in the current year quarter compared to $8 million in the first quarter of last year. The decreased loss was due to lower foreign exchange losses primarily in Argentina.
         Other, net of $4 million in the 2002 first quarter includes a $3 million pretax gain associated with the increase on the option component of the European Marine Contractors Ltd. sale.
         Provision for income taxes of $50 million resulted in an effective tax rate of 42.7% in the 2003 first quarter, up from the 2002 first quarter rate of 39.6%. The increase in the effective tax rate is mostly the result of the tax effects on the gain on the sale of our Mono Pumps business and loss on the sale of Wellstream in the first quarter. These gains and losses included $14 million of realized cumulative translation loss which is not tax deductible.
         Income from continuing operations was $59 million in the 2003 first quarter, compared to $50 million in the 2002 first quarter.

         Loss from discontinued operations, net was an $8 million loss, or $0.02 per diluted share, for the 2003 first quarter compared to $28 million, or $0.07 per diluted share, for the 2002 first quarter. The loss in the first quarter of 2003 was for professional fees associated with due diligence and other aspects of the proposed global settlement. The loss in the 2002 first quarter includes a $26 million after-tax payment in connection with Harbison-Walker's bankruptcy filing.
         Cumulative effect of change in accounting principle, net was an $8 million after-tax charge, or $0.02 per diluted share, related to the Company's January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, Asset Retirement Obligations.
         Net income for the 2003 first quarter was $43 million, or $0.10 per diluted share. Net income was $22 million, or $0.05 per diluted share for the 2002 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         We ended the first quarter of 2003 with cash and equivalents of $928 million, a decrease of $179 million from the end of 2002.
         Cash flows from operating activities used $211 million in the first quarter of 2003 compared to providing $155 million in the first quarter of 2002. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $291 million of cash in the first quarter of 2003 compared to $46 million in the same period of 2002. The major uses of working capital during the first quarter of 2003 included:
              -   the commencement of the Los Alamos contract by KBR;
              -   increased activity in KBR's LOGCAP III project due to new work related to Iraq; and
              -   increased inventory levels in the Energy Services Group during the first quarter of 2003,  partially due to building up drill
                  bit   inventories  in  preparation   for  a  scheduled   plant
                  relocation later this year.
Included in changes to other operating activities for the first quarter of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing.
         Cash flows from investing activities provided $133 million in the first quarter of 2003 and used $77 million in the same period of 2002. Capital expenditures of $101 million in the first quarter of 2003 were about 57% lower than in the first quarter of 2002. Capital spending in the first quarter of 2003 continued to be primarily directed to the Energy Services Group for fracturing equipment and directional and logging-while-drilling tools. In addition, in the first quarter of 2002, we also invested $60 million in integrated solutions projects. Cash from dispositions of businesses in the first quarter of 2003 includes $136 million collected from the sale of Wellstream and $23 million collected from the sale of Mono Pumps. Proceeds from the sale of securities in the first quarter of 2003 of $52 million relate to the sale of 2.5 million of National Oilwell common shares that were received in the disposition of Mono Pumps. Dispositions of businesses in the first quarter of 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture.
         Cash flows from financing activities used $94 million in the first quarter of 2003. In the first quarter of 2002, financing activities used $93 million. Dividends to shareholders used $55 million of cash in the first quarter of 2003 and $54 million in the first quarter of 2002.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 29% of total capitalization at March 31, 2003 and 30% at December 31, 2002. At March 31, 2003, we had $190 million in restricted cash included in "Other assets". See
Note 7 to the financial statements. In addition on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. No amounts were received under this facility during the first quarter of 2003. See Note 8 to the financial statements. Currently, we expect capital expenditures in 2003 to be about $700 million. We have not finalized our capital expenditures budget for 2004 or later periods. Subsequent to quarter end, we repaid the $139 million 8% senior notes that were due in April.

         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, Kellogg Brown & Root and their current and former subsidiaries.
         The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.2 billion using the stock price at March 31, 2003 of $20.73) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries and Kellogg Brown & Root, and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         In 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements with attorneys representing more than 75% of current asbestos claimants. The proposed global settlement also includes approximately 21,000 silica claims as a result of current or past exposure that we have agreed to settle.
         Among the  prerequisites  for reaching a conclusion  of the  settlement are:
              - agreement on the amounts to be contributed to the trust for the benefit of silica claimants;
              - our review of the current claims to establish that the claimed injuries are based on exposure to products of DII Industries, Kellogg Brown & Root, their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount of the notes to be contributed to the trust;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with the attorneys representing current asbestos claimants and a proposed representative of future claimants on a plan of reorganization for the Chapter 11 filings of DII Industries, Kellogg Brown & Root and some of their subsidiaries; and agreement with the attorneys representing current asbestos claimants with respect to, and completion and mailing of, a disclosure statement explaining the pre-packaged plan of reorganization to the current claimants;
              - arrangement of financing on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              - obtaining affirmative votes to the plan of reorganization from at least the required 75% of known present asbestos claimants and from a requisite number of silica claimants needed to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisites for completion of the settlement. If we were unable to complete the proposed settlement, we would be required to resolve current and future asbestos claims in the tort system or, in the case of Harbison-Walker claims (see Note 11 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings.
         The settlement agreement with attorneys representing current claimants grants the attorneys a right to terminate the definitive settlement agreement on ten days' notice. Although there can be no assurance, we do not believe the claimants' attorneys will terminate the settlement agreements as long as adequate progress is being made toward a Chapter 11 filing.
         We are currently conducting due diligence on the asbestos claims, and expect this process will be substantially completed by the end of May 2003. We have received approximately one-third of the files relating to current asbestos claims and have reviewed over 80% of those files. While these results are preliminary and not necessarily indicative of the eventual results of a completed review of all current asbestos claims, it appears that a substantial majority of the records for claims reviewed to date provide sufficient evidence of medical injury. However, a substantial portion of the files reviewed do not establish exposure to our products and services. We expect that many of these records could be supplemented by attorneys representing the claimants to provide additional information on product identification, and we are consulting with plaintiffs' counsel concerning the lack of documentation. However, no assurance can be given that the additional product identification documentation will be timely provided or sufficient for us or the plaintiffs to proceed with the proposed global settlement. In addition, although the medical information in the files we preliminarily reviewed appears significantly more complete than the product identification information, if a material number of claims ultimately do not meet the medical criteria for alleged injuries, no assurance can be given that a sufficient number of plaintiffs would vote to approve the plan of reorganization that would implement the global settlement. In such case, we would not proceed with a Chapter 11 filing.
         Moreover, one result of our due diligence review may be the preliminary identification of more claims than contemplated by the proposed global settlement. However, until the more recently identified claims are subject to a complete due diligence review, we will not be able to determine if these claims would be appropriately included under the proposed global settlement. Many of these recently identified claims may be duplicative of previously submitted claims or may otherwise not be appropriately included under the proposed global settlement. In the event that more claims are identified and validated than contemplated by the proposed global settlement, we would need to reduce the amounts proposed to be paid per claim to remain within the aggregate parameters of the proposed global settlement.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made. While we are working toward making the Chapter 11 filing on or about July 14, 2003, the timing of our filing depends upon our receiving satisfactory product identification information in a timely manner.
         At the same time, we continue to track legislative proposals for asbestos reform pending in Congress. In determining whether to approve the proposed global settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root, the Halliburton Board of Directors will take into account the then current status of these legislative initiatives.
         Of the up to $2.775 billion cash amount included as part of the proposed global settlement, approximately $450 million primarily relates to claims previously settled but unpaid by Harbison-Walker (see Note 11 to the financial statements), but not previously agreed to by us. As part of the proposed settlement, we have agreed that, if a Chapter 11 filing by DII Industries, Kellogg Brown & Root and their subsidiaries were to occur, we would pay this amount within four years if not paid sooner pursuant to a final bankruptcy court approved plan of reorganization for DII Industries, Kellogg

Brown & Root and their subsidiaries. Effective November 30, 2002, we are making cash payments in lieu of interest at a rate of 5% per annum to the holders of these claims. These cash payments in lieu of interest will be made in arrears at the end of February, May, August and November, beginning after certain conditions are met, until the earlier of the date that the $450 million is paid or the date the proposed settlement is abandoned.
         Proposed bankruptcy of DII Industries, Kellogg Brown & Root and subsidiaries. Under the terms of the proposed global settlement, the settlement would be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg Brown & Root and some of their subsidiaries. Other than those debtors, none of the subsidiaries of Halliburton (including Halliburton Energy Services) or Halliburton itself will be a debtor in the Chapter 11 proceedings. We anticipate that Halliburton, Halliburton Energy Services and each of the debtors' non-debtor affiliates will continue normal operations and continue to fulfill all of their respective obligations in the ordinary course as they become due.
         As part of any proposed plan of reorganization, the debtors intend to seek approval of the bankruptcy court for debtor-in-possession financing to provide for operating needs and to provide additional liquidity during the pendency of the Chapter 11 proceeding. We currently are negotiating with several banks and non-bank lenders over the arrangements for such facility. Halliburton may, with the understanding of its lenders, provide the debtor-in-possession financing to DII Industries and Kellogg Brown & Root. See - " Financing the proposed settlement". Arranging for debtor-in-possession financing is a condition precedent to filing of any Chapter 11 proceeding.
         Any plan of reorganization will provide that all of the debtors' obligations under letters of credit, surety bonds, corporate guaranties and indemnity agreements (except for agreements relating to asbestos claims or silica claims) will be unimpaired. In addition, the Bankruptcy Code allows a debtor to assume most executory contracts without regard to bankruptcy default provisions, and it is the intention of DII Industries, Kellogg Brown & Root and the other filing entities to assume and continue to perform all such executory contracts. Representatives of DII Industries, Kellogg Brown & Root and their subsidiaries have advised their customers of this intention.
         After filing any Chapter 11 proceeding, the debtors would seek an order of the bankruptcy court scheduling a hearing to consider confirmation of the plan of reorganization. In order to be confirmed, the Bankruptcy Code requires that an impaired class of creditors vote to accept the plan of reorganization submitted by the debtors. In order to carry a class, approval of over one-half in number and at least two-thirds in amount are required. In addition, to obtain an injunction under Section 524(g) of the Bankruptcy Code, at least 75% of current asbestos claimants must vote to accept the plan of reorganization. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
              - the plan of reorganization complies with applicable provisions of the Bankruptcy Code;
              - the debtors have complied with the applicable provisions of the Bankruptcy Code;
              - the trust will value and pay similar present and future claims in substantially the same manner;
              - the plan of reorganization has been proposed in good faith and not by any means forbidden by law; and
              - any payment made or promised by the debtors to any person for services, costs or expenses in or in connection with the Chapter 11 proceeding or the plan of reorganization has been or is reasonable.
         Section 524(g) of the Bankruptcy Code authorizes the bankruptcy court to enjoin entities from taking action to collect, recover or receive payment or recovery with respect to any asbestos claim or demand that is to be paid in whole or in part by a trust created by a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Section 105 of the Bankruptcy Code authorizes a similar injunction for silica claims. The injunction also may bar any action based on such claims or demands against the debtors that are directed at third parties. The order confirming the plan must be issued or affirmed by the federal district court that has jurisdiction over the case. After the expiration of the time for appeal of the order, the injunction becomes valid and enforceable.

         The debtors believe that, if they proceed with a Chapter 11 filing, they will be able to satisfy all the requirements of Section 524(g), so long as the requisite number of holders of asbestos claims vote in favor of the plan of reorganization. If the 524(g) and 105 injunctions are issued, all unsettled current asbestos claims, all future asbestos claims and all silica claims based on exposure that has already occurred will be channeled to a trust for payment, and the debtors and related parties (including Halliburton, Halliburton Energy Services and other subsidiaries and affiliates of Halliburton and the debtors) will be released from any further liability under the plan of reorganization.
         A prolonged Chapter 11 proceeding could adversely affect the debtors' relationships with customers, suppliers and employees, which in turn could adversely affect the debtors' competitive position, financial condition and results of operations. A weakening of the debtors' financial condition and results of operations could adversely affect the debtors' ability to implement the plan of reorganization.
         Financing the proposed settlement. The plan of reorganization through which the proposed settlement will be implemented will require us to contribute up to $2.775 billion in cash to the Section 524(g)/105 trust established for the benefit of claimants, which we will need to finance on terms acceptable to us. We are pursuing a number of financing alternatives for the cash amount to be contributed to the trust. The availability of these alternatives depends in large part on market conditions. We are currently negotiating with several banks and non-bank lenders over the terms of multiple credit facilities. A proposed banking syndicate is currently performing due diligence in an effort to make a funding commitment before the bankruptcy filing. We will not proceed with the Chapter 11 filing for DII Industries, Kellogg Brown & Root and some of their subsidiaries until financing commitments are in place.
         The anticipated credit facilities include:
              -   a  revolving  line  of  credit  for  general  working  capital purposes;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the filing; and
              - a delayed-draw term facility to be available for funding of up to $2.775 billion to the trust for the benefit of claimants.
         The delayed-draw term facility is intended to eliminate uncertainty the capital markets might have concerning our ability to meet our funding requirement once final and non-appealable court confirmation of a plan of reorganization has been obtained.
         None of these credit facilities are currently in place, and there can be no assurances that we will complete these facilities. We are not obligated to enter into these facilities if the terms are not acceptable to us. Moreover, these facilities would only be available for limited periods of time. As a result, if we were delayed in filing the Chapter 11 proceeding or delayed in completing the plan of reorganization after a Chapter 11 filing, the credit facilities may expire and no longer be available. In such circumstances, we would have to terminate the proposed settlement if replacement financing were not available on acceptable terms.
         We have sufficient authorized and unrestricted shares to issue 59.5 million shares to the trust. No shareholder approval is required for issuance of the shares.
         Credit ratings. Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure, and both agencies have indicated that the ratings continue under consideration for possible downgrade pending the results of the proposed global settlement. Although our long-term ratings continue at investment grade levels, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of March 31, 2003, no amounts have been borrowed under these lines.

         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering $57 million of letters of credit at March 31, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $132 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services, one downgrade from our current ratings. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the event the ratings of our debt by either agency fall, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates. Our Halliburton Elective Deferral Plan has a provision which states that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At March 31, 2003 this was approximately $46 million.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including at least $187 million which relate to our joint ventures' operations. The agreements with these banks contain terms and conditions that define when the banks can require cash collateralization of the entire line. Agreements with banks covering at least $150 million of letters of credit allow the bank to require cash collateralization for the full line for any reason, and agreements covering another at least $890 million of letters of credit allow the bank to require cash collateralization for the entire line in the event of a bankruptcy or insolvency event involving one of our subsidiaries.
         Our letters of credit also contain terms and conditions that define when they may be drawn. At least $230 million of letters of credit permit the beneficiary of such letters of credit to draw against the line for any reason and another at least $560 million of letters of credit permit the beneficiary of such letters of credit to draw against the line in the event of a bankruptcy or insolvency event involving one of our subsidiaries who will be party to the proposed reorganization.
         Our anticipated credit facilities described above would include a master letter of credit facility intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the anticipated Chapter 11 proceedings by DII Industries and Kellogg Brown & Root. The master letter of credit facility is also intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements. If any of such existing letters of credit are drawn during the bankruptcy and we are required to provide cash to collateralize or reimburse for such draws, it is anticipated that the letter of credit facility would provide the cash needed for such draws, with any borrowings being converted into term loans. However, this letter of credit facility is not currently in place, and, if we were required to cash collateralize letters of credit prior to obtaining the facility, we would be required to use cash on hand or existing credit facilities. We will not enter into the pre-packaged Chapter 11 filing without having this credit facility in place. In addition, representatives of DII Industries, Kellogg Brown & Root and their subsidiaries are having continuing discussions with their customers in order to reduce the possibility that any material draw on the existing letters of credit will occur due to the anticipated Chapter 11 proceedings.
         Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued on the Barracuda-Caratinga project. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreement includes provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global settlement through December 31, 2003.
         In the past, no significant claims have been made against letters of credit issued on our behalf.

         Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner's representative is Petrobras, the Brazilian national oil company. See Note 12 to the financial statements.
         KBR's performance under the contract is secured by:
              - three performance letters of credit, which together have an available credit of approximately $261 million and which represent approximately 10% of the contract amount, as amended to date by change orders;
              - a retainage letter of credit in an amount equal to $132 million as of March 31, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              - a guarantee of KBR's performance of the agreement by Halliburton Company in favor of the project owner.
         As of March 31, 2003, the project was approximately 67% complete and KBR had recorded a loss of $172 million related to the project. The probable unapproved claims included in determining the loss on the project were $182 million as of March 31, 2003.
         Petrobras and we have appointed high-level negotiating teams to discuss a number of issues on the Barracuda-Caratinga project. Currently, these issues include: an updated working schedule; extensions to the contract schedule as a result of force majeure events; the deferral of the imposition of liquidated damages for delays contemplated by an updated working schedule; the application of liquidated damages for delays not contemplated by an updated working schedule; agreement upon financial responsibility and a schedule extension for some of the unapproved claims and agreeing to employ arbitration as the method of resolving other claims; the terms upon which Petrobras would defer repayment of the $300 million of advance payments made by Petrobras at the beginning of our work under the contract; and an amendment to the Halliburton guarantee. While we are working toward resolving these issues in the second quarter of 2003, there can be no assurance that we will reach any agreements on these matters.
         The project owner has procured project finance funding obligations from various banks to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. While we believe the banks have an incentive to complete the financing of the project, there is no assurance that they would do so. If the banks did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the banks have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.
         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were drawn, KBR would be required to fund the amount of the draw to the issuing bank. In the event that KBR was determined after an arbitration proceeding to have been in default under the contract, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments that would otherwise have been credited back to the project owner had the contract not been terminated.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors other than Petrobras. Because our claims, together with change orders that are currently under negotiation, exceed this amount, we cannot give assurance that there is adequate funding to cover current or future KBR claims. Unless the project owner provides additional funding or permits us to defer repayment of the $300 million advance, and assuming the project owner does not allege default on our part, we may be obligated to fund operating cash flow shortages over the remaining project life in an amount we currently estimate to be up to approximately $400 million.

         Petrobras has informed us that the possible Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the settlement of its asbestos claims would constitute an event of default under the loan documents with the banks unless waivers are obtained. KBR believes that it is unlikely that the banks will exercise any right to cease funding given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor.
         Current maturities. We have approximately $299 million of current maturities of long-term debt as of March 31, 2003. In addition, subsequent to first quarter 2003, we repaid a $139 million senior note and have a $150 million medium-term note due July 2003.
         Cash and cash equivalents. We ended March 31, 2003 with cash and equivalents of $928 million.

OFF BALANCE SHEET RISK

         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. No additional amounts have been received from our accounts receivable facility since the second quarter of 2002. The total amount outstanding under this facility was $180 million as of March 31, 2003. We continue to service, administer and collect the receivables on behalf of the purchaser.

ENVIRONMENTAL MATTERS

         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for ten federal and state superfund sites for which we have established a liability. As of March 31, 2003, those ten sites accounted for approximately $8 million of our total $44 million liability. See Note 12 to the financial statements.

FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may", "may not", "believes", "do not believe", "expects", "do not expect", "do not anticipate", and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially adversely affect our financial condition and results of operations, including risks relating to:

         Asbestos
              - completion of the proposed global settlement, prerequisites to which include:
                       - agreement on the total number of current asbestos and silica personal injury claims and the aggregate compensation for such claims within the parameters of the proposed global settlement;
                       -   agreement  on  the  amounts  to be contributed to the
                           trust for the benefit of current silica claimants;
                       -   our  due  diligence  review for product  exposure and
                           medical basis for claims;
                       -   agreement   on   procedures   for   distribution   of
                           settlement funds to individuals claiming personal injury;
                       - definitive agreement on a plan of reorganization and disclosure statement relating to the proposed settlement;
                      - arrangement of acceptable financing to fund the proposed settlement;
                      -    Board of Directors approval;
                      - obtaining approval from 75% of current asbestos claimants to the plan of reorganization implementing the proposed global settlement; and
                       - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization;
              - the results of being unable to complete the proposed global settlement, including:
                       - continuing asbestos and silica litigation against us, which would include the possibility of substantial adverse judgments, the timing of which could not be controlled or predicted, and the obligation to provide appeals bonds pending any appeal of any such judgment, some or all of which may require us to post cash collateral;
                       - current and future asbestos claims settlement and defense costs, including the inability to completely control the timing of such costs and the possibility of increased costs to resolve personal injury claims;
                       - the possibility of an increase in the number and type of asbestos and silica claims against us in the future;
                       - future events in the Harbison-Walker bankruptcy proceeding, including the possibility of discontinuation of the temporary restraining order entered by the Harbison-Walker bankruptcy court that applies to over 200,000 pending claims against DII Industries; and
                       - any adverse changes to the tort system allowing additional claims or judgments against us;
              - the results of being unable to recover, or being delayed in recovering, insurance reimbursement in the amounts anticipated to cover a part of the costs incurred defending asbestos and silica claims, and amounts paid to settle claims or as a result of court judgments, due to:
                       - the inability or unwillingness of insurers to timely reimburse for claims in the future;
                       - disputes as to documentation requirements for DII Industries in order to recover claims paid;
                       - the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company or Federal-Mogul Products, Inc.;
                       - the insolvency or reduced financial viability of insurers;
                       - the cost of litigation to obtain insurance reimbursement; and
                       - adverse court decisions as to our rights to obtain insurance reimbursement;
              - the results of recovering, or agreeing in settlement of litigation to recover, less insurance reimbursement than the insurance receivable recorded in our financial statements;
              - continuing exposure to liability even after the proposed settlement is completed, including exposure to:

                       - any claims by claimants exposed outside of the United States;
                       -   possibly  any  claims  based  on  future  exposure to
                           silica;
                       - property damage claims as a result of asbestos and silica use; or
                       - any claims against any other subsidiaries or business units of Halliburton that would not be released in the Chapter 11 proceeding through the 524(g) injunction;
              - liquidity risks resulting from being unable to complete a global settlement or timely recovery of insurance reimbursement for amounts paid, each as discussed further below; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;
         Liquidity
              - adverse financial developments that could affect our available cash or lines of credit, including:
                       -   the effects  described above  of not  completing  the
                           proposed global settlement or not being able to timely recover insurance reimbursement relating to amounts paid as part of a global settlement or as a result of judgments against us or settlements paid in the absence of a global settlement;
                       - our inability to provide cash collateral for letters of credit or any bonding requirements from customers or as a result of adverse judgments that we are appealing; and
                       - a reduction in our credit ratings as a result of the above or due to other adverse developments;
              - requirements to cash collateralize letters of credit and surety bonds by issuers and beneficiaries of these instruments in reaction to:
                       - our plans to place DII Industries, Kellogg Brown & Root and some of their subsidiaries into a pre-packaged Chapter 11 bankruptcy as part of the proposed global settlement;
                       - in the absence of a global settlement, one or more substantial adverse judgments;
                       - not being able to timely recover insurance reimbursement; or
                       -   a reduction in credit ratings;
              - our ability to secure financing on acceptable terms to fund our proposed global settlement;
              - defaults that could occur under our and our subsidiaries' debt documents as a result of a Chapter 11 filing unless we are able to obtain consents or waivers to those events of default, which events of default could cause defaults under other of our credit facilities and possibly result in an obligation to immediately pay amounts due thereunder;
              - actions by issuers and beneficiaries of current letters of credit to draw under such letters of credit prior to our completion of a new letter of credit facility that is intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements;
              - reductions in our credit ratings by rating agencies, which could result in:
                       - the unavailability of borrowing capacity under our existing $350 million line of credit facility, which is only available to us if we maintain an investment grade credit rating;
                       - reduced access to lines of credit, credit markets and credit from suppliers under acceptable terms;
                       -   borrowing costs in the future; and
                       - inability to issue letters of credit and surety bonds with or without cash collateral;
              -   working capital requirements from time to time;
              -   debt and letter of credit covenants;
              -   volatility in the surety bond market;
              - availability of financing from the United States Export/Import Bank;
              -   ability to raise capital via the sale of stock; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;

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

              - potential liability and adverse regulatory reaction in Nigeria to the theft from us of radioactive material used in wireline logging operations;
              - environmental laws and regulations, including, for example, those that:
                       - require emission performance standards for facilities; and
                       - the potential regulation in the United States of our Energy Services Group's hydraulic fracturing services and products as underground injection; and
              - the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations would negatively impact our Energy Services Group operating income;
         Effect of Chapter 11 Proceedings
              - the adverse effect on the ability of the subsidiaries that are proposed to file a Chapter 11 proceeding to obtain new orders from current or prospective customers;
              - the potential reluctance of current and prospective customers and suppliers to honor obligations or continue to transact business with the Chapter 11 filing entities;
              - the potential adverse effect of the Chapter 11 filing of negotiating favorable terms with customers, suppliers and other vendors;
              - a prolonged Chapter 11 proceeding that could adversely affect relationships with customers, suppliers and employees, which in turn could adversely affect our competitive position, financial condition and results of operations and our ability to implement the proposed plan of reorganization; and
              - the adverse affect on our financial condition or results of operations as a result of the foregoing;
         Geopolitical
              -   unrest in the Middle East that could:
                       -   impact the demand and pricing for oil and gas;
                       -   disrupt   our   operations    in   the   region   and
                           elsewhere; and
                       -   increase our costs for security worldwide;
              - unsettled political conditions, consequences of war or other armed conflict, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions in many oil producing countries and countries in which we provide governmental logistical support that could adversely affect our revenues and profit. Countries where we operate which have significant amounts of political risk include Afghanistan, Algeria, Angola, Colombia, Indonesia, Libya, Nigeria, Russia, and Venezuela. For example, the national strike in Venezuela as well as seizures of offshore oil rigs by protestors and cessation of operations by some of our customers in Nigeria disrupted our Energy Services Group's ability to provide services and products to our customers in these countries during first quarter 2003 and likely will continue to do so throughout the remainder of 2003; and
              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002 and in Venezuela in fourth quarter 2002;
         Weather related
              - severe weather that impacts our business, particularly in the Gulf of Mexico where we have significant operations. Impacts may include:
                       -   evacuation of personnel and curtailment of services;
                       - weather related damage to offshore drilling rigs resulting in suspension of operations;
                       -   weather related damage to our facilities;
                       - inability to deliver materials to jobsites in accordance with contract schedules; and
                       -   loss of productivity; and
              - demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business. As a result, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers. Conversely, colder than normal winters in the United States result in increased demand for our services to gas producers;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in the Balkans;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers including, for example, the merger of Conoco and Phillips Petroleum, has caused customers to reduce their capital spending which has negatively impacted the demand for our services and products;
              - potential adverse customer reaction, including potential draws upon letters of credit, due to their concerns about our plans to place DII Industries, Kellogg Brown & Root and some of their subsidiaries into a pre-packaged bankruptcy as part of the global settlement;
              - customer personnel changes due to mergers and consolidation which impacts the timing of contract negotiations and settlements of claims;
              - claim negotiations with engineering and construction customers on cost and schedule variances and change orders on Major Projects, including, for example, the Barracuda-Caratinga project in Brazil;
              - delay in customer spending due to consolidation and strategic changes such as sales of the shallow water properties in the Gulf of Mexico and recent sale of properties in the North Sea. Spending is typically delayed when new operators take over; and
              - ability of our customers to timely pay the amounts due us; Industry
              -   changes in  oil and  gas  prices,  among other  things, result from:
                       - the uncertainty as to the timing of return of Iraqi oil production;
                       - OPEC's ability to set and maintain production levels and prices for oil;
                       -   the level of oil production by non-OPEC countries;
                       - the policies of governments regarding exploration for and production and development of their oil and natural gas reserves;
                       -   the  level  of  demand  for  oil  and   natural  gas,
                           especially natural gas in the United States; and
                       -   the level  of  gas storage  in  the  Northeast United
                           States;

              - obsolescence of our proprietary technologies, equipment and facilities, or work processes;
              - changes in the price or the availability of commodities that we use;
              -   our  ability to obtain  key insurance  coverage on  acceptable terms;
              - non-performance, default or bankruptcy of joint venture partners, key suppliers or subcontractors;
              - performing fixed-price projects, where failure to meet schedules, cost estimates or performance targets could result in reduced profit margins or losses;
              - entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
              - the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                       -   adverse movements in foreign exchange rates, interest
                           rates, or commodity prices; or
                       -   the value  and  time period  of the  derivative being
                           different than the exposures or cash flows being hedged;
         Systems
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen  to our  quarterly  earnings  release  conference  calls  with  financial analysts.
         No assurance can be given that our financial condition or results of operations would not be materially and adversely affected by some of the events described above, including:
              -   the inability to complete a global settlement;
              - in the absence of a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs relating to claims against us;
              - liquidity issues resulting from failure to complete a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs, and resulting or concurrent credit ratings downgrades and/or demand for cash collateralization of letters of credit or surety bonds;
              - the filing of Chapter 11 proceedings by some of our subsidiaries or a prolonged Chapter 11 proceeding; and
              - adverse geopolitical developments, including armed conflict, civil disturbance and unsettled political conditions in foreign countries in which we operate.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

   *  10.1      Employment Agreement (C. Christopher Gaut).


                *     Filed with this Form 10-Q.

         (b)    Reports on Form 8-K

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------
During the first quarter of 2003:

January 3, 2003          January 2, 2003        Item 9. Regulation FD Disclosure for a press release announcing an analyst and investor meeting in New York City on Monday,
                                                January 13, 2003.

January 7, 2003          January 7, 2003        Item 9. Regulation FD Disclosure for a press release announcing a conference call to discuss 2002 fourth quarter financial results.

January 13, 2002         January 13, 2003       Item 9. Regulation FD Disclosure for submission of presentation content at analyst and investor meeting on January 13, 2003.

January 21,  2003        January 17, 2003       Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend stay until February 18, 2003.

February 14, 2003        February 12, 2003      Item 9. Regulation FD Disclosure for a press release announcing a first quarter dividend of twelve and one-half cents ($.125) a share.

February 14, 2003        February 12, 2003      Item 9. Regulation FD Disclosure for a press release announcing
                                                Christopher Gaut as new Chief Financial Officer and Doug Foshee
                                                promoted to Chief Operating Officer.

February 21, 2003        February 18, 2003      Item 9. Regulation FD Disclosure for a press release announcing the temporary restraining order has been continued until March
                                                21, 2003.

February 21, 2003        February 20, 2003      Item 9. Regulation FD Disclosure for a press release announcing fourth quarter results.

March 12, 2003           March 11, 2003         Item 9. Regulation FD Disclosure for a press release announcing the sale of Wellstream.

March 17, 2003           March 14, 2003         Item 9. Regulation FD Disclosure for a press release announcing the filing of an affidavit on the global asbestos settlement.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2003 (continued):

March 24, 2003           March 21, 2003         Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend stay until July 21, 2003.

March 26, 2003           March 21, 2003         Item 9. Regulation FD Disclosure for a press release announcing a conference call to discuss 2003 first quarter financial results.

March 28, 2003           March 28, 2003         Item 9. Regulation FD Disclosure furnishing Certifications to the
                                                SEC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                                                Section 906 of the Sarbanes-Oxley Act of 2002, signed by David J.
                                                Lesar and Douglas L. Foshee.

March 28, 2003           March 27, 2003         Item 9. Regulation FD Disclosure for a press release announcing
                                                2002 fourth quarter adjustments.

During the second quarter of 2003:

April 29, 2003           April 28, 2003         Items 9. and 12. Regulation FD Disclosure and Disclosure of Results
                                                of Operations and Financial Condition for a press release announcing
                                                2003 first quarter results.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                        HALLIBURTON COMPANY




Date:  May 7, 2003                      By:  /s/ C. Christopher Gaut
     ----------------                      ---------------------------------
                                                 C. Christopher Gaut
                                            Executive Vice President and
                                               Chief Financial Officer







                                             /s/   R. Charles Muchmore, Jr.
                                            --------------------------------
                                                   R. Charles Muchmore, Jr.
                                            Vice President and Controller and
                                               Principal Accounting Officer

CERTIFICATIONS


I, David J. Lesar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Halliburton Company for the period ending March 31, 2003;

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


Date:   May 7, 2003


                            /s/  David J. Lesar
                           ----------------------
                                 David J. Lesar
                            Chief Executive Officer

I, C. Christopher Gaut, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Halliburton Company for the period ending March 31, 2003;

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


Date:   May 7, 2003


                            /s/ C. Christopher Gaut
                           -------------------------------
                                C. Christopher Gaut
                           Executive Vice President and
                              Chief Financial Officer