Form 10-Q
period 2003-06-30
HALLIBURTON CO
filed 2003-08-12
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

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
Yes   X    No
    -----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at July 24, 2003 - 437,927,577

                               HALLIBURTON COMPANY

                                      Index

                                                                                                        Page No.
                                                                                                        --------

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                                                                        2-33

                -     Condensed Consolidated Statements of Operations                                          2
                -     Condensed Consolidated Balance Sheets                                                    3
                -     Condensed Consolidated Statements of Cash Flows                                          4
                -     Notes to Quarterly Condensed Consolidated Financial Statements                        5-33

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      34-61

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                    62

Item 4.         Controls and Procedures                                                                       62

PART II.        OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds                                                     63

Item 4.         Submission of Matters to a Vote of the Security Holders                                    63-64

Item 6.         Exhibits and Reports on Form 8-K                                                           64-66

Signatures                                                                                                    67

PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
             (Millions of dollars and shares except per share data)
                                                                     Three Months                 Six Months
                                                                    Ended June 30                Ended June 30
                                                               -----------------------------------------------------
                                                                  2003         2002            2003         2002
-------------------------------------------------------------- ------------ ----------------------------------------
Revenues:
Services                                                        $   3,106    $   2,750       $   5,735    $   5,279
Product sales                                                         476          457             924          917
Equity in earnings of unconsolidated affiliates                        17           28               -           46
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $   3,599    $   3,235       $   6,659    $   6,242
--------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
Cost of services                                                $   3,050    $   3,075       $   5,504    $   5,605
Cost of sales                                                         425          407             829          816
General and administrative                                             80           97             161          150
(Gain) loss on sale of business assets, net                           (27)          61             (48)         (47)
--------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                              $   3,528    $   3,640       $   6,446    $   6,524
--------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                71         (405)            213         (282)
Interest expense                                                      (25)         (30)            (52)         (62)
Interest income                                                         7           12              15           16
Foreign currency gains (losses), net                                   19           (5)             13          (13)
Other, net                                                              2           (2)              2            2
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income
     taxes, minority interest, and change in accounting
     principle, net                                                    74         (430)            191         (339)
(Provision) benefit for income taxes                                  (29)          77             (79)          41
Minority interest in net income of subsidiaries, net of tax            (3)          (5)            (11)         (10)
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
     before change in accounting principle, net                        42         (358)            101         (308)
Loss from discontinued operations, net of tax
     benefit of $26, $19, $30 and $34                                 (16)        (140)            (24)        (168)
Cumulative effect of change in accounting principle,
     net of tax benefit of $5                                           -            -              (8)           -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $      26    $    (498)      $      69    $    (476)
====================================================================================================================

Basic income (loss) per share:
Income (loss) from continuing operations before change in
     accounting principle, net                                  $    0.09    $   (0.83)      $    0.23    $   (0.71)
Loss from discontinued operations, net                              (0.03)       (0.32)          (0.05)       (0.39)
Cumulative effect of change in accounting principle, net                -            -           (0.02)           -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    0.06    $   (1.15)      $    0.16    $   (1.10)
====================================================================================================================

Diluted income (loss) per share:
Income (loss) from continuing operations before change in
     accounting principle, net                                  $    0.09    $   (0.83)      $    0.23    $   (0.71)
Loss from discontinued operations, net                              (0.03)       (0.32)          (0.05)       (0.39)
Cumulative effect of change in accounting principle, net                -            -           (0.02)           -
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    0.06    $   (1.15)      $    0.16    $   (1.10)
====================================================================================================================

Cash dividends per share                                        $   0.125    $   0.125       $    0.25    $    0.25
Basic weighted average common shares outstanding                      434          432             434          432
Diluted weighted average common shares outstanding                    436          432             436          432

See notes to quarterly condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
             (Millions of dollars and shares except per share data)

                                                                   June 30        December 31
                                                                --------------------------------
                                                                     2003            2002
------------------------------------------------------------------------------------------------
                            Assets
Current assets:
Cash and equivalents                                              $    1,859       $   1,107
Receivables:
     Notes and accounts receivable, net                                2,656           2,533
     Unbilled work on uncompleted contracts                            1,010             724
------------------------------------------------------------------------------------------------
Total receivables                                                      3,666           3,257
Inventories                                                              747             734
Current deferred income taxes                                            212             200
Other current assets                                                     291             262
------------------------------------------------------------------------------------------------
Total current assets                                                   6,775           5,560
Property, plant and equipment, net of accumulated
     depreciation of $3,403 and $3,323                                 2,498           2,629
Equity in and advances to related companies                              412             413
Goodwill, net                                                            669             723
Noncurrent deferred income taxes                                         670             607
Insurance for asbestos and silica related liabilities                  2,059           2,059
Other assets, net                                                        939             853
------------------------------------------------------------------------------------------------
Total assets                                                      $   14,022       $  12,844
================================================================================================
             Liabilities and Shareholders' Equity
Current liabilities:
Short-term notes payable                                          $       16       $      49
Current maturities of long-term debt                                     166             295
Accounts payable                                                       1,056           1,077
Accrued employee compensation and benefits                               353             370
Advanced billings on uncompleted contracts                               715             641
Deferred revenues                                                         86             100
Income taxes payable                                                     129             148
Estimated loss on uncompleted contracts                                  276              82
Other current liabilities                                                520             510
------------------------------------------------------------------------------------------------
Total current liabilities                                              3,317           3,272
Long-term debt                                                         2,374           1,181
Employee compensation and benefits                                       713             756
Asbestos and silica related liabilities                                3,396           3,425
Other liabilities                                                        580             581
Minority interest in consolidated subsidiaries                            83              71
------------------------------------------------------------------------------------------------
Total liabilities                                                     10,463           9,286
================================================================================================
Shareholders' equity:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 457 and 456 shares                             1,142           1,141
Paid-in capital in excess of par value                                   287             293
Deferred compensation                                                    (67)            (75)
Accumulated other comprehensive income                                  (260)           (281)
Retained earnings                                                      3,070           3,110
------------------------------------------------------------------------------------------------
                                                                       4,172           4,188
Less 19 and 20 shares of treasury stock, at cost                         613             630
------------------------------------------------------------------------------------------------
Total shareholders' equity                                             3,559           3,558
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $   14,022       $  12,844
================================================================================================

See notes to quarterly condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Millions of dollars)

                                                                                            Six Months
                                                                                          Ended June 30
                                                                               -------------------------------------
                                                                                     2003               2002
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                 $     69        $      (476)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations, net                                                  24                168
Depreciation, depletion and amortization                                               252                266
Benefit for deferred income taxes                                                      (77)               (73)
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                                        47                 14
Change in accounting principle, net                                                      8                  -
Gain on sale of assets, net                                                            (53)               (50)
Asbestos and silica related liabilities, net                                           (29)               477
Other non-cash items                                                                    (6)                72
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                                (417)               227
Sale of receivables                                                                      -                200
Inventories                                                                            (45)               (24)
Accounts payable                                                                       (50)               169
Other working capital, net                                                             139               (239)
Other operating activities                                                             (75)              (111)
--------------------------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                            (213)               620
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capital expenditures                                                                  (229)              (404)
Sales of property, plant and equipment                                                  49                 54
Dispositions (acquisitions) of businesses, net of cash disposed (acquired)             224                134
Proceeds from sale of securities                                                        57                  -
Investments - restricted cash                                                          (22)              (188)
Other investing activities                                                             (29)               (10)
--------------------------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                              50               (414)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs                            1,178                  -
Payments on long-term borrowings                                                      (140)                (4)
Borrowings (repayments) of short-term debt, net                                        (34)                14
Payments of dividends to shareholders                                                 (109)              (109)
Other financing activities                                                              (2)                (2)
--------------------------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                             893               (101)
--------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                 22                (12)
--------------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                       752                 93
Cash and equivalents at beginning of period                                          1,107                290
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                             $  1,859        $       383
====================================================================================================================

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest                                                                          $     48        $        53
Income taxes                                                                      $    100        $        98

See notes to quarterly condensed consolidated financial statements.

                               HALLIBURTON COMPANY
         Notes to Quarterly Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Management Representations
         Our accounting policies are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
              -   the reported  amounts of assets and liabilities and disclosure of contingent  assets and  liabilities  at  the  date  of  the financial statements; and
              -   the reported  amounts of  revenues  and  expenses  during  the reporting period.
Ultimate results could differ from those estimates.
         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2002 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to be consistent with the current presentation.
         In our opinion, the condensed consolidated financial statements included here contain all adjustments necessary to present fairly our financial position as of June 30, 2003, the results of our operations for the three and six months ended June 30, 2003 and 2002 and our cash flows for the six months ended June 30, 2003 and 2002. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2003 and 2002 may not be indicative of results for the full year.

Note 2.  Business Segment Information
         During the second quarter of 2003, we restructured our Energy Services Group into four divisions, which is the basis for the four segments we now report within the Energy Services Group. We grouped product lines in order to better align ourselves with how our customers procure our services, and to capture new business and achieve better integration, including joint research and development of new products and technologies and other synergies. The new segments mirror the way our chief executive officer (our chief operating decision maker) now regularly reviews the operating results, assesses performance and allocates resources. Our Engineering and Construction Group (known as KBR) segment remains unchanged.
         All prior period segment results have been restated to reflect these changes.
         Our five business segments are organized around how we manage the business. These segments are:
              -   Drilling and Formation Evaluation;
              -   Fluids;
              -   Production Optimization;
              -   Landmark and Other Energy Services; and
              -   Engineering and Construction Group.
         Drilling and Formation Evaluation. The Drilling and Formation Evaluation segment is primarily involved in drilling and evaluating the formations related to bore-hole construction and initial oil and gas formation evaluation. The products and services in this segment incorporate integrated technologies, which offer synergies related to drilling activities and data gathering. The segment consists of drilling services, including directional drilling and measurement-while-drilling/logging-while-drilling; logging services; and drill bits. Included in this business segment are our Sperry-Sun, Logging and Perforating and Security DBS product lines. Also included is our Mono Pumps business, which we disposed of in the first quarter of 2003.
         Fluids. The Fluids segment focuses on fluid management and technologies to assist in the drilling and construction of oil and gas wells. Drilling fluids are used to provide for well control, drilling efficiency, and as a means of removing wellbore cuttings. Cementing services provide zonal isolation to prevent fluid movement between formations, ensure a bond to provide support for the casing, and provide wellbore reliability. Our Baroid and Cementing product lines, along with our equity method investment in Enventure Global Technology, LLC, an expandable casing joint venture, are included in this business segment.

         Production Optimization. The Production Optimization segment primarily tests, measures and provides means to manage and/or improve well production once a well is drilled and, in some cases, after it has been producing. This segment consists of:
              - production enhancement services (including fracturing, acidizing, coiled tubing, hydraulic workover, sand control, and pipeline and process services);
              - completion products and services (including well completion equipment, slickline and safety systems);
              - tools and testing services (including underbalanced applications and tubular conveyed perforating testing services); and
              - subsea operations conducted in our 50% owned company, Subsea 7, Inc.
         Landmark and Other Energy Services. This segment represents integrated exploration and production software information systems, consulting services, real-time operations, smartwells, subsea operations not contributed to Subsea 7, Inc. and non-core businesses. Included in this business segment are Landmark Graphics, Integrated Solutions, Real Time Operations and our equity method investment in WellDynamics B.V., an intelligent well completions joint venture. Also included are Wellstream, Bredero-Shaw and European Marine Contractors Ltd., all of which have been sold.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management and facilities operation and maintenance for oil and gas and other industrial and governmental customers. The Engineering and Construction Group offers the following types of products and services:
              - Onshore operations consist of engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and natural gas plants, and crude oil refineries;
              -   Offshore operations include offshore deepwater engineering and marine technology and worldwide construction capabilities;
              -   Government   Services   provide    engineering,    operations,
                  construction, maintenance and logistics activities for government facilities and installations;
              - Operations and Maintenance services include plant operations, construction maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as engineering, operations, maintenance and logistics services for the power, commercial and industrial markets; and
              - Infrastructure provides civil engineering, construction, consulting and project management services.

         The tables below present revenues, operating income (loss) and total assets by business segment on a comparable basis.

                                                       Three Months                 Six Months
                                                       Ended June 30               Ended June 30
                                                  ----------------------------------------------------
Millions of dollars                                  2003        2002            2003         2002
------------------------------------------------------------------------------------------------------
Revenues:
Drilling and Formation Evaluation                  $    414     $    413       $    793     $     812
Fluids                                                  518          450            998           903
Production Optimization                                 693          634          1,322         1,246
Landmark and Other Energy Services                      155          259            278           484
------------------------------------------------------------------------------------------------------
     Total Energy Services Group                      1,780        1,756          3,391         3,445
Engineering and Construction Group                    1,819        1,479          3,268         2,797
------------------------------------------------------------------------------------------------------
Total                                              $  3,599     $  3,235       $  6,659     $   6,242
======================================================================================================

Operating income (loss):
Drilling and Formation Evaluation                  $     49     $     42       $    115     $      80
Fluids                                                   68           49            123           100
Production Optimization                                 113          106            183           189
Landmark and Other Energy Services                        5         (127)            (6)         (130)
------------------------------------------------------------------------------------------------------
     Total Energy Services Group                        235           70            415           239
Engineering and Construction Group                     (148)        (450)          (167)         (508)
General corporate                                       (16)         (25)           (35)          (13)
------------------------------------------------------------------------------------------------------
Total                                              $     71     $   (405)      $    213     $    (282)
======================================================================================================

       Millions of dollars                                 June 30, 2003       December 31, 2002
       --------------------------------------------------------------------------------------------
       Total Assets:
       Drilling and Formation Evaluation                   $       1,101          $      1,163
       Fluids                                                        855                   830
       Production Optimization                                     1,425                 1,365
       Landmark and Other Energy Services                          1,124                 1,399
       Shared Energy Services Assets                               1,180                 1,187
       --------------------------------------------------------------------------------------------
            Total Energy Services Group                            5,685                 5,944
       Engineering and Construction Group                          3,773                 3,104
       General Corporate                                           4,564                 3,796
       --------------------------------------------------------------------------------------------
       Total                                               $      14,022          $     12,844
       ============================================================================================

         Within the Energy Services Group, only certain assets are associated with specific segments. Those assets include receivables, inventories, certain identified property, plant and equipment (including field service equipment), equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment (including shared facilities) are not associated with a segment but are considered to be shared among the segments within the Energy Services Group.
         Intersegment revenues are immaterial.

Note 3.  Dispositions
         Halliburton Measurement Systems. In May 2003, we sold certain assets of Halliburton Measurement Systems, which provides flow measurement and sampling systems, to NuFlo Technologies, Inc. for approximately $33 million in cash, subject to post-closing adjustments. The pretax gain on the sale of Halliburton Measurement Systems assets was $24 million ($14 million after tax, or $0.03 per diluted share) and is included in our Production Optimization segment.
         Wellstream. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions to Candover Partners Ltd. for $136 million in cash. The assets sold included manufacturing plants in Newcastle on the Tyne, United Kingdom, and Panama City, Florida, as well as certain assets and contracts in Brazil. The transaction resulted in a pretax loss of $15 million ($12 million after tax, or

$0.03 per diluted share), which is included in our Landmark and Other Energy Services segment. Included in the pretax loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax benefit for this loss on disposition was only 20%.
         Mono Pumps. In January 2003, we sold our Mono Pumps business to National Oilwell, Inc. (NYSE: NOI). The sale price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell common stock, which were valued at $65 million on January 15, 2003. We recorded a pretax gain of $36 million ($21 million after tax, or $0.05 per diluted share) on the sale, which is included in our Drilling and Formation Evaluation segment. Included in the pretax gain is the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax rate for this disposition was 42%. In February 2003, we sold 2.5 million of our 3.2 million shares of the National Oilwell common stock for $52 million, which resulted in a gain of $2 million pretax, or $1 million after tax, that was recorded in "Other, net".
         Subsea 7 formation. In May 2002, we contributed substantially all of our Halliburton Subsea assets, with a book value of approximately $82 million, to a newly formed company, Subsea 7, Inc. The contributed assets were recorded by the new company at a fair value of approximately $94 million. The $12 million difference is being amortized over ten years representing the average remaining useful life of the assets contributed. We own 50% of Subsea 7, Inc. and account for this investment using the equity method in our Production Optimization segment. The remaining 50% is owned by DSND Subsea ASA.
         Bredero-Shaw. In the second quarter of 2002, we incurred an impairment charge of $61 million ($0.14 per diluted share after tax) related to our then pending sale of Bredero-Shaw. On September 30, 2002, we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The sale price of $149 million was comprised of $53 million in cash, a short-term note of $25 million and 7.7 million of ShawCor Class A Subordinate shares. Consequently, we recorded a 2002 third quarter pretax loss on the sale of $18 million, or $0.04 per diluted share after tax, which is reflected in our Landmark and Other Energy Services segment. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in "Other, net" a $9 million pretax loss on the sale of ShawCor shares.
         European Marine Contractors Ltd. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Landmark and Other Energy Services, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million, resulting in a pretax gain of $108 million. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option and received an additional $19 million and recorded a pretax gain of $3 million in "Other, net" in the statement of operations as a result of the increase in value of this option.

Note 4.  Discontinued Operations
         During the second quarter of 2003, we recorded a pretax loss from discontinued operations of $42 million. This loss reflects a $30 million charge for the debtor-in-possession financing provided to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding which was funded on July 31, 2003 and is expected to be forgiven by us on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries. In addition, discontinued operations included professional fees associated with the due diligence and other aspects of the proposed settlement for asbestos liabilities offset by a release of environmental and legal accruals related to indemnities associated with our 2001 disposition of Dresser Equipment Group that are no longer required.
         During the first quarter of 2003, we recorded as pretax expense to discontinued operations $12 million for professional fees associated with due diligence and other aspects of the proposed settlement for asbestos and silica liabilities.

         During the second quarter of 2002, in connection with our asbestos econometric study, we recorded a pretax expense of $153 million to discontinued operations for existing and future asbestos claims and defense costs related to businesses disposed of, net of anticipated insurance recoveries. See Note 11. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing.
         During the first quarter of 2002, we recorded as pretax expense to discontinued operations $3 million for asbestos claims and defense costs related to businesses disposed of, net of anticipated insurance recoveries for asbestos claims. We also recorded pretax expense for a $40 million payment associated with the Harbison-Walker bankruptcy filing.

Note 5.  Income (Loss) Per Share

                                                                 Three Months               Six Months
                                                                Ended June 30             Ended June 30
Millions of dollars and shares except                      ---------------------------------------------------
per share data                                                2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
     change in accounting principle, net                    $     42     $   (358)    $    101    $   (308)
==============================================================================================================
Basic weighted average common shares outstanding                 434          432          434         432
Effect of common stock equivalents                                 2            -            2           -
--------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding               436          432          436         432
==============================================================================================================

Income (loss) per common share from continuing
     operations before change in accounting
     principle, net:
Basic                                                       $   0.09     $  (0.83)    $   0.23    $  (0.71)
==============================================================================================================
Diluted                                                     $   0.09     $  (0.83)    $   0.23    $  (0.71)
==============================================================================================================

         Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income (loss) per common share are options to purchase 15 million shares of common stock which were outstanding during the three and six months ended June 30, 2003. These options were outstanding during the applicable period, but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 (see Note 15) were not included in the computation of diluted income (loss) per common share since the conditions for conversion had not been met as of June 30, 2003.
         For the three and the six months ended June 30, 2002, we used the basic weighted average shares in the calculation of diluted loss per common share, as the effect of the common stock equivalents (which totaled two million shares for each period) would be anti-dilutive based upon the net loss from continuing operations.

Note 6.  Comprehensive Income (Loss)
         The components of other comprehensive income adjustments to net income include the following:

                                                             Three Months                  Six Months
                                                             Ended June 30               Ended June 30
                                                      --------------------------------------------------------
Millions of dollars                                       2003           2002          2003          2002
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $     26       $   (498)     $     69      $   (476)
Cumulative translation adjustment                             25             32            12            35
Realization of losses included in net income                   1              -            15             -
--------------------------------------------------------------------------------------------------------------
Net cumulative translation adjustment                         26             32            27            35
Pension liability adjustments                                 (7)             -            (7)            -
Unrealized losses on investments and derivatives               2              -             1             -
--------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                       $     47       $   (466)     $     90      $   (441)
==============================================================================================================

         Accumulated other comprehensive income consisted of the following:

                                                        June 30        December 31
                                                     --------------------------------
Millions of dollars                                       2003            2002
-------------------------------------------------------------------------------------
Cumulative translation adjustments                      $    (94)       $   (121)
Pension liability adjustments                               (164)           (157)
Unrealized losses on investments and derivatives              (2)             (3)
-------------------------------------------------------------------------------------
Total accumulated other comprehensive income            $   (260)       $   (281)
=====================================================================================

Note 7.  Restricted Cash
         At June 30, 2003 we had restricted cash of $212 million included in "Other assets, net". Restricted cash consists of:
              -   $108 million deposit that collateralizes a bond  for a  patent infringement judgment on appeal;
              -   $78 million as collateral for potential future insurance claim reimbursements; and
              -   $26 million  primarily related  to cash  collateral agreements for outstanding letters of credit for various projects.
         At December 31, 2002 we had restricted cash of $190 million, consisting of similar items.

Note 8.  Receivables
         Included in notes and accounts receivable are notes with varying interest rates totaling $23 million at June 30, 2003 and $53 million at December 31, 2002.
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. The assets of the funding subsidiary are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.
         The amount of undivided interests which can be sold under the program varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. The total amount outstanding under this facility was $180 million as of June 30, 2003. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheets. In July 2003, the balance outstanding under this facility was reduced to zero.

Note 9.  Inventories
         Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and parts inventories for drill bits, completion products and bulk materials that are recorded using the last-in, first-out method and totaled $45 million at June 30, 2003 and $43 million at December 31, 2002. If the average cost method had been used, total inventories would have been $18 million higher than reported at June 30, 2003 and $17 million higher than reported at December 31, 2002.
         Over 90% of remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method.

         Inventories at June 30, 2003 and December 31, 2002 are composed of the following:

                                     June 30       December 31
                                 --------------------------------
Millions of dollars                   2003             2002
-----------------------------------------------------------------
Finished products and parts          $  505           $   545
Raw materials and supplies              179               141
Work in process                          63                48
-----------------------------------------------------------------
Total                                $  747           $   734
=================================================================

Note 10.  Long-Term Construction Contracts and Unapproved Claims
         Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. Progress is generally based upon physical progress, man-hours or costs incurred based upon the appropriate method for the type of job.
         Billing  practices  for  engineering  and  construction   projects  are
governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage of completion method of accounting. Billings in excess of recognized revenues are recorded in "Advanced billings on uncompleted contracts". When billings are less than recognized revenues, the difference is recorded in "Unbilled work on uncompleted contracts". With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.
         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except where we, because of uncertainties in the estimation of costs on a limited number of projects, deem it prudent to defer income recognition, we do not delay income recognition until projects have reached a specified percentage of completion. We have not done so during the periods presented, although we followed such a practice for some offshore projects prior to the periods presented herein. Otherwise, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.
         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Unapproved claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount up to the costs incurred related to probable unapproved claims. The difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in "Unbilled work on uncompleted contracts" relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts, and the amounts booked to "Unbilled work on uncompleted contracts" for each period are as follows:

                                                  June 30       December 31
                                              --------------------------------
Millions of dollars                                2003             2002
------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)       $   335          $   279
Unapproved claims in unbilled work on
    uncompleted contracts                         $   285          $   210
==============================================================================

         Our claims at June 30, 2003 are listed in the table above. These claims relate to ten contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customers. The largest claim relates to the Barracuda-Caratinga contract which was approximately 75% complete at June 30, 2003. The probable unapproved claims included in determining this contract's loss were $182 million at June 30, 2003 and at December 31, 2002. As most of the claim elements for this contract will likely not be settled within one year, related amounts in unbilled work on uncompleted contracts of $134 million at June 30, 2003 and $115 million at December 31, 2002 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in "Other assets, net" on the balance sheet. All other claims included in the table above have been recorded to "Unbilled work on uncompleted contracts" included in the "Total receivables" amount on the balance sheet.
         A summary of unapproved claims activity for the three and six months ended June 30, 2003 is as follows:

                                        Total Probable Unapproved         Probable Unapproved Claims
                                                  Claims                         Unbilled Work
                                     --------------------------------------------------------------------
                                       Three Months      Six Months      Three Months      Six Months
                                          Ended            Ended            Ended             Ended
Millions of dollars                   June 30, 2003    June 30, 2003    June 30, 2003     June 30, 2003
---------------------------------------------------------------------------------------------------------
Beginning balance                       $    298           $   279         $  237            $   210
    Additions                                 42                62             41                 61
    Costs incurred during period               -                 -             12                 20
    Other                                     (5)               (6)            (5)                (6)
---------------------------------------------------------------------------------------------------------
Ending balance                          $    335           $   335         $  285            $   285
=========================================================================================================

         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Our "Equity in earnings of unconsolidated affiliates" includes our equity percentage of unapproved claims related to unconsolidated projects totaling $11 million at June 30, 2003 and $9 million at December 31, 2002.

Note 11.  Commitments and Contingencies - Asbestos and Silica
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (DII Industries) and Kellogg Brown & Root, Inc. (Kellogg Brown &
Root), are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries or in materials used in construction or maintenance projects of Kellogg Brown & Root.
         These claims are in three general categories:
              -   refractory claims;
              -   other DII Industries claims; and
              -   construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries (then named Dresser Industries, Inc.) until those operations were transferred to another then-existing subsidiary of DII Industries in preparation for a spin-off. Harbison-Walker was spun-off by DII Industries in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory asbestos claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.

         As Harbison-Walker's financial condition worsened in late 2000 and 2001, Harbison-Walker began agreeing to pay more in settlement of the post spin-off refractory claims than it historically had paid. These increased settlement amounts led to Harbison-Walker making greater demands on the shared insurance asset. By July 2001, DII Industries determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligation to DII Industries. Accordingly, DII Industries took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         As of June 30, 2003, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries. In addition, there were approximately 153,000 post spin-off claims that name DII Industries as a defendant.
         Other DII Industries claims. As of June 30, 2003, there were approximately 185,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries or its predecessors. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root. As of June 30, 2003, there were approximately 81,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 6,000 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its initial bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against Harbison-Walker or asserted against DII Industries for which Harbison-Walker is required to indemnify and defend DII Industries.
         Harbison-Walker's failure to fulfill its indemnity obligations, and its erosion of insurance coverage shared with DII Industries, required DII Industries to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. At the time that Harbison-Walker filed its bankruptcy, DII Industries agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding, of which $5 million was advanced during the first quarter of 2002. Halliburton funded the remaining $30 million on July 31, 2003. We recorded a pretax charge of $30 million in "Loss from discontinued operations" in our condensed consolidated statements of operations for the second quarter 2003, as the debtor-in-possession financing is expected to be forgiven on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries. On February 14, 2002, in accordance with the terms of a letter agreement, DII Industries paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was charged to discontinued operations in our financial statements in the first quarter of 2002.
         The terms of the letter agreement also require DII Industries to pay to RHI Refractories an additional $35 million if a plan of reorganization is proposed in the Harbison-Walker bankruptcy proceedings, and an additional $85 million if a plan is confirmed in the Harbison-Walker bankruptcy proceedings, in each case acceptable to DII Industries in its sole discretion. The letter agreement provides that a plan acceptable to DII Industries must include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or other DII Industries' businesses that share insurance with Harbison-Walker.

         Harbison-Walker filed a proposed plan of reorganization on July 31, 2003. However, the proposed plan does not provide for a Section 524(g)/105 injunction for the benefit of DII Industries and other DII Industries businesses that share insurance with Harbison-Walker, and DII Industries has not consented to the plan. Although possible, at this time we do not believe it likely that Harbison-Walker will propose or will be able to confirm a plan of reorganization in its bankruptcy proceeding that is acceptable to DII Industries within the meaning of the letter agreement with RHI Refractories.
         In general, in order for a Harbison-Walker plan of reorganization involving a Section 524(g)/105 trust to be confirmed, the plan would need, among other things, to be structured to provide substantially similar treatment to current and future asbestos claimants and the creation of the trust would require the approval of 75% of those asbestos claimant creditors of Harbison-Walker voting on the plan. A plan also would be subject to completion of negotiations of material terms and definitive plan documentation with the asbestos claimants committee, a futures representative for asbestos claimants in the Harbison-Walker bankruptcy cases and DII Industries. There can be no assurance that any plan proposed by Harbison-Walker would be structured to meet the requirements for obtaining an injunction or that Harbison-Walker could obtain the necessary approval.
         As an alternative, DII Industries has entered into a settlement in principle with Harbison-Walker which would resolve substantially all of the issues between them. This agreement is subject to negotiation of definitive documentation and court approval in Harbison-Walker's bankruptcy case. If approved by the court in Harbison-Walker's bankruptcy case, this agreement would provide for:
              -   channeling  of  asbestos  and silica  personal  injury  claims against Harbison-Walker and certain of its affiliates to the trusts created in the Chapter 11 cases being contemplated for DII Industries and Kellogg Brown & Root;
              -   release by Harbison-Walker and its affiliates of any rights in insurance shared with DII Industries on occurrence of the effective date of the plan of reorganization for DII Industries;
              -   release  by DII  Industries of any  right to be indemnified by
                  Harbison-Walker for asbestos or silica personal injury claims;
              -   forgiveness  by DII  Industries  of  all of  Harbison-Walker's
                  obligations under the debtor-in-possession financing provided by DII Industries on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries;
              -   purchase by DII  Industries of  Harbison-Walker's  outstanding insurance receivables for an amount of approximately $50 million on the earliest of the effective date of a plan of reorganization for DII Industries, the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries or December 31, 2003. It is expected that a portion of this receivable would require a reserve for uncollectibility due to the insolvency of the insurance carriers. This receivable and related allowance will be recorded in the third quarter 2003;
              -   guarantee of  the  insurance   receivable  purchase  price  by
                  Halliburton on a subordinated basis; and
              -   negotiation  between  the  parties  on  a   mutually-agreeable
                  structure for resolving other products or tort claims.
         We do not believe it probable that DII Industries will be obligated to make either of the additional $35 million or $85 million payments to RHI Refractories described above because the plan of reorganization filed by Harbison-Walker on July 31, 2003 in its bankruptcy proceeding would not, if confirmed, create a Section 524(g) and/or 105 channeling injunction in favor of DII Industries and because the plan of reorganization filed by Harbison-Walker is not acceptable to DII Industries within the meaning of the February 14, 2002 letter agreement. RHI A.G., the ultimate corporate parent of RHI Refractories, has indicated that it believes otherwise, and has announced an intent to take legal action against us to recover $35 million they believe is presently owing. On August 8, 2003, we filed a declaratory judgment lawsuit against RHI Refractories in the District Court of Harris County, Texas, 80th Judicial
District seeking a declaration from the court that we do not owe RHI Refractories any money pursuant to the letter agreement.

         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries in numerous courts throughout the United States. The period of the stay contained in the temporary restraining order has been extended through September 30, 2003. At present, the stay will terminate at close of business on September 30, 2003, but DII Industries does have the ability, provided the asbestos claimants committee in the Harbison-Walker bankruptcy agrees, to request that the Court extend the stay further. Currently, there is no assurance that a stay will remain in effect beyond September 30, 2003, that a plan of reorganization will be confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries. Should the stay expire on September 30, 2003, the Bankruptcy Court established that discovery on the claims that had been stayed cannot begin until November 1, 2003 and that trials on any of the claims that had been stayed cannot commence before January 1, 2004.
         The stayed asbestos claims are those covered by insurance that DII Industries and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 153,000 post-1992 spin-off refractory claims, 6,000 pre-spin-off refractory claims and approximately 135,000 other types of asbestos claims pending against DII Industries. Approximately 51,000 of the claims in the third category are claims made against DII Industries based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries time to develop and propose a plan of reorganization.
         Asbestos insurance coverage. DII Industries has substantial insurance for reimbursement for portions of the costs incurred defending asbestos and silica claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries and its subsidiaries depends on the nature and time of the alleged exposure to asbestos or silica, the specific subsidiary against which an asbestos or silica claim is asserted and other factors.
         Refractory claims insurance. DII Industries has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos and silica claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. Beginning in 2001 however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against specific insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions have since taken place and further sessions will be scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect. Given the early stages of these negotiations, DII Industries cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries believes the settlements are an effective claims management strategy. DII Industries believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries' Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by
Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries' case will proceed simultaneously with the insurance coverage case filed by Harbison-Walker in its bankruptcy.
         Other DII Industries claims insurance. DII Industries has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries for companies or operations that DII Industries either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries' former Worthington Pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.
         On August 28, 2001, DII Industries filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against specific London-based insuring entities that issued insurance policies that provide coverage to DII Industries for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate court denied the appeal and, most recently, the London-based insuring entities have removed the case from the state court to the federal court. DII Industries was successful in remanding the case back to the state court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries and Federal-Mogul, if any, to this insurance coverage. DII Industries recently filed a third amended complaint in that lawsuit and the parties are engaged in the discovery process and summary judgment briefing. The parties to this litigation, including Federal-Mogul, have agreed to mediate this dispute. Unlike the Harbison-Walker insurance coverage litigation, in which the litigation is stayed while the mediation proceeds, the insurance coverage litigation concerning the Worthington-related asbestos liabilities has not been stayed and such litigation is proceeding simultaneously with the mediation.
         At the same time, DII Industries filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries seeks, if granted, would remain in place until the competing rights of DII Industries and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries' motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries rights to access this shared insurance is uncertain.
         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As a consequence of the Delaware Supreme Court's decision, Kellogg Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. On January 6, 2003, this lawsuit was transferred to the 11th Judicial District of the District Court of Harris County, Texas, and the parties are engaged in the discovery process. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain, and as such we have not assumed any recoveries from excess insurance coverage. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. (now DII Industries) on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries and another defendant. DII Industries is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. Based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. (now DII Industries) in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, which is not a party to the agreements. For that reason, and based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On December 5, 2001, a jury in the Circuit Court for Baltimore County, Maryland, returned verdicts against Dresser Industries, Inc. (now DII Industries) and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries portion of the verdicts was approximately $30 million, which we fully accrued in 2002. DII Industries intends to appeal the judgment to the Maryland Supreme Court. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. (now DII Industries) and two other companies. DII Industries share of the verdict was $21.3 million which we fully accrued in 2002. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         Asbestos claims history. Since 1976, approximately 661,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. The approximate number of open claims pending against us is as follows:

                                      Total Open
Period Ending                           Claims
---------------------------------------------------
June 30, 2003                           425,000
March 31, 2003                          389,000
December 31, 2002                       347,000
September 30, 2002                      328,000
June 30, 2002                           312,000
March 31, 2002                          292,000
December 31, 2001                       274,000
===================================================

         During the second quarter of 2003, we received approximately 37,000 new claims and we closed approximately 1,000 claims. We believe that in many cases, single claimants are filing claims against multiple Halliburton entities, and we believe that the actual number of additional claimants is about half of the number of new claims. If and when we confirm duplicate claims, we will adjust our data accordingly. We believe of the 425,000 open claims as of June 30, 2003, these represent claims made by approximately 345,000 separate claimants.
         The total open claims include post spin-off Harbison-Walker refractory related claims that name DII Industries as a defendant. All such claims have been factored into the calculation of our asbestos liability. The approximate number of post spin-off Harbison-Walker claims included in total open claims pending against us is as follows:

                                     Post Spin-off
                                    Harbison-Walker
Period Ending                           Claims
------------------------------------------------------
June 30, 2003                           153,000
March 31, 2003                          152,000
December 31, 2002                       142,000
September 30, 2002                      142,000
June 30, 2002                           139,000
March 31, 2002                          133,000
December 31, 2001                       125,000
======================================================

         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 236,000 claims through settlements and court proceedings at a total cost of approximately $217 million. We have received or expect to receive from our insurers all but approximately $105 million of this cost, resulting in an average net cost per closed claim of about $445.
         Asbestos study and the valuation of unresolved current and future asbestos claims.
         Asbestos Study. In late 2001, DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses, has been involved in a number of asbestos-related and other toxic tort-related valuations of current and future liabilities, has served as the expert for three representatives of future claimants in asbestos related bankruptcies and has had her valuation methodologies accepted by numerous courts. Further, the methodology utilized by Dr. Rabinovitz is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. Dr. Rabinovitz estimated the probable number and value of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries over a 50 year period. The report took approximately seven months to complete.
         Methodology. The methodology utilized by Dr. Rabinovitz to project DII Industries and its subsidiaries' asbestos- and silica-related liabilities and defense costs relied upon and included:
              - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's historical asbestos and silica settlements and defense costs to develop average settlement values and average defense costs for specific asbestos- and silica-related diseases and for the specific business operation or entity allegedly responsible for the asbestos- and silica-related diseases;
              - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's pending inventory of asbestos- and silica-related claims by specific diseases and by the specific business operation or entity allegedly responsible for the disease;
              - an analysis of the claims filing history for asbestos- and silica-related claims against DII Industries, Kellogg Brown & Root and Harbison-Walker Refractories Company for the approximate two-year period from January 2000 to May 31, 2002, and for the approximate five-year period from January 1997 to May 31, 2002 by specific disease and by business operation or entity allegedly responsible for the disease;
              - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and
              - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects that would be likely to develop asbestos-related diseases. Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, Kellogg Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths.
         In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. The source data provided by us was based on our 24-year history in gathering claimant information and defending and settling asbestos and silica claims.
         In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last several years
(particularly in 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for five more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation, Dr. Rabinovitz alternatively assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
              - there will be no legislative or other systemic changes to the tort system;
              - that we will continue to aggressively defend against asbestos and silica claims made against us;
              - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs; and
              - we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker bankruptcy.
         Range of Liabilities. Based upon her analysis, Dr. Rabinovitz estimated total, undiscounted asbestos and silica liabilities, including defense costs, of DII Industries, Kellogg Brown & Root and some of their current and former subsidiaries. Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion as of June 30, 2002 (which includes payments related to the claims currently pending). The lower end of the range is calculated by using an average of the last five years of asbestos claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims.
         2nd Quarter 2002 Accrual. Based on that estimate, in the second quarter of 2002, we accrued asbestos and silica claims liability and defense costs for both known outstanding and future refractory, other DII Industries, and construction asbestos and silica claims using the low end of the range of Dr. Rabinovitz's study, or approximately $2.2 billion. In establishing our liability for asbestos, we included all post spin-off claims against Harbison-Walker that name DII Industries as a defendant. Our accruals were based on an estimate of personal injury asbestos claims through 2052 based on the average claims experience of the last five years. At the end of the second quarter of 2002, we did not believe that any point in the expert's range was better than any other point, and accordingly, based our accrual on the low end of the range in accordance with FIN 14.
         Agreement regarding proposed asbestos and silica settlement. In December 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries and Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, DII Industries and Kellogg Brown & Root entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos claimants. We have also reached agreements in principle with 48% of current silica claimants.
         The definitive agreements provide that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.4 billion using the stock price at June 30, 2003 of $23.00) and notes with a net value expected to be less than $100 million will be paid to one or more trusts for the benefit of current and future asbestos and silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;

              - DII Industries and Kellogg Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged filing under Chapter 11 of the United States Bankruptcy Code for DII Industries, Kellogg Brown & Root and some of the subsidiaries with United States operations; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization for DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations in the Chapter 11 proceeding.
         Among the prerequisites for concluding the proposed settlement are:
              - agreement on the amounts to be contributed to the trusts for the benefit of silica claimants;
              - completion of our review of the current claims to establish that the claimed injuries resulted from exposure to products of DII Industries, Kellogg Brown & Root or their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount and terms of the notes to be contributed to the trusts;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for the distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with a proposed representative of future claimants and the attorneys representing current asbestos claimants on a plan of reorganization for the Chapter 11 filing of DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations; and agreement with the attorneys representing current asbestos and silica claimants with respect to a disclosure statement explaining the pre-packaged plan of reorganization to the current claimants;
              - arrangement of financing, in addition to the proceeds of our recent offering of $1.2 billion principal amount of convertible senior notes, for the proposed settlement on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              - distribution of a disclosure statement and obtaining approval of a plan of reorganization from at least the required 75% of known present asbestos claimants and from a majority of known present silica claimants in order to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisities for completion of the settlement.
         We are currently continuing our due diligence review of current asbestos claims to be included in the proposed settlement. We have now received in excess of 75% of the necessary files related to medical evidence and we have reviewed substantially all of the information provided. In regards to the product identification due diligence, the process is moving at a steady pace, but not as rapidly as the medical due diligence. In addition, we have not yet commenced any due diligence in regards to silica claims. While no assurance can be given, if we continue to receive documentation that is consistent with the recent quantity and quality of the documentation received to date, we expect that this documentation will provide an acceptable basis on which to proceed with the proposed settlement.
         One   result  of  our  due   diligence   review   is  the   preliminary
identification of more claims than contemplated by the proposed settlement. However, until the more recently identified claims are subject to a complete due diligence review, we will not be able to determine if these claims would be appropriately included under the proposed settlement. Many of these recently identified claims may be duplicative of previously submitted claims or may otherwise not be appropriately included under the proposed settlement. In the event that more claims are identified and validated than contemplated by the proposed settlement, the cash required to fund the settlement may modestly exceed $2.775 billion. If it does, we would need to decide whether to propose to adjust the settlement matrices to reduce the overall amounts, or increase the amounts we would be willing to pay to resolve the asbestos and silica liabilities.
         If we attempt to adjust the settlement matrices or otherwise attempt to renegotiate the terms of the proposed settlement, the attorneys representing the current asbestos claimants may not proceed with the settlement or may attempt to renegotiate the settlement amount to increase the aggregate amount of the settlement. Conversely, an increase in the amount of cash required may make completing the proposed settlement more difficult.
         In the event we elect to adjust the settlement matrices to reduce the average amounts per claim, a supplemental disclosure statement may be required, and if so, the claimants potentially adversely affected by the adjustment may have an opportunity to change their votes. The additional time to make such supplemental disclosure and opportunity to change votes may result in a delay in the Chapter 11 filing.
         Included in the next steps to complete the proposed settlement are (1) an agreement on the procedures for the distribution of settlement funds to individuals claiming personal injury and (2) an agreement on a plan of reorganization for Kellogg Brown & Root and DII Industries and some of the subsidiaries with United States operations and the related disclosure statement. We cannot predict the exact timing of the completion of these steps, but we expect that these prerequisites to making the Chapter 11 filing could be completed on a timeline that would allow the Chapter 11 filing to be made late in the third quarter or very early in the fourth quarter of 2003.
         The settlement agreements with attorneys representing current asbestos and silica claimants grant the attorneys a right to terminate their definitive agreement on 10 days' notice. While no right to terminate any settlement agreement has been exercised to date, there can be no assurance that claimants' attorneys will not exercise their right to terminate the settlement agreements.
         We continue to track legislative proposals for asbestos reform pending in the United States Congress. In determining whether to approve the proposed settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations, the Halliburton Board of Directors will take into account the then-current status of these legislative initiatives.
         Review of accruals. As a result of the proposed settlement, in the fourth quarter of 2002, we re-evaluated our accruals for known outstanding and future asbestos claims. Although we have reached an agreement in principle with respect to a proposed settlement, we do not believe the settlement is "probable" under Statement of Financial Standards ("SFAS") No. 5 at the current time.
         Because we do not believe the settlement is currently probable as defined by SFAS No. 5, we have continued to establish our accruals in accordance with the analysis performed by Dr. Rabinovitz. However, as a result of the settlement and the payment amounts contemplated thereby, we believed it appropriate to adjust our accrual to use the upper end of the range of probable and reasonably estimable liabilities for current and future asbestos liabilities contained in Dr. Rabinovitz's study, which estimated liabilities through 2052 and assumed the more recent two-year elevated rate of claim filings in projecting the rate of future claims.
         As a result, in the fourth quarter of 2002, we determined that the best estimate of the probable loss is the $3.5 billion estimate in Dr. Rabinovitz's study, and accordingly, we increased our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims to $3.4 billion.
         Insurance. In 2002, we retained Peterson Consulting, a nationally-recognized consultant in asbestos liability and insurance, to work with us to project the amount of insurance recoveries probable in light of the projected current and future liabilities accrued by us. Using Dr. Rabinovitz's projection of liabilities through 2052 using the two-year elevated rate of asbestos claim filings, Peterson Consulting assisted us in conducting an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs. In conducting this analysis, Peterson Consulting:
              - reviewed DII Industries historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries 15 year litigation and settlement history;
              - reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
              - reviewed the terms of DII Industries prior and current coverage-in-place settlement agreements;

              -   reviewed  the status  of DII  Industries and  Kellogg  Brown &
                  Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Based on review, analyses and discussions, Peterson Consulting assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Peterson Consulting is based on its best judgment and information provided by us.
         Probable insurance recoveries. Based on our analysis of the probable insurance recoveries, in the second quarter of 2002, we recorded a receivable of $1.6 billion for probable insurance recoveries.
         In connection with our adjustment of our accrual for asbestos liability and defense costs in the fourth quarter of 2002, Peterson Consulting assisted us in re-evaluating our receivable for insurance recoveries deemed probable through 2052, assuming $3.5 billion of liabilities for current and future asbestos claims using the same factors cited above through 2052. Based on Peterson Consulting analysis of the probable insurance recoveries, we increased our insurance receivable to $2.1 billion as of the fourth quarter of 2002. The insurance receivable recorded by us does not assume any recovery from insolvent carriers and assumes that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. However, there can be no assurance that these assumptions will be correct. These insurance receivables do not exhaust the applicable insurance coverage for asbestos-related liabilities.
         Current accruals. The current accrual of $3.4 billion for probable and reasonably estimable liabilities for current and future asbestos and silica claims and the $2.1 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million ($391 million after tax), and, in the fourth quarter of 2002, we recorded a pretax charge of $799 million ($675 million after tax).
         In the fourth quarter of 2002, we recorded pretax charges of $232 million ($212 million after tax) for claims related to Brown & Root construction and renovation projects under the Engineering and Construction Group segment. The balance of $567 million ($463 million after tax) related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States Federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2052, including the 425,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:

                                                              Six Months Ended         Year Ended
Millions of dollars                                            June 30, 2003       December 31, 2002
-------------------------------------------------------------------------------------------------------
Gross liability - beginning balance                               $ 3,425              $    737
     Accrued liability                                                  -                 2,820
     Payments on claims                                               (29)                 (132)
-------------------------------------------------------------------------------------------------------
Gross liability - ending balance                                  $ 3,396              $  3,425
=======================================================================================================

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance              $     -              $    (45)
         Write-off of recoveries                                        -                    45
-------------------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance                 $     -              $      -
=======================================================================================================

Other insurance carriers - beginning balance                      $(2,059)             $   (567)
     Accrued insurance recoveries                                       -                (1,530)
     Insurance billings                                                 -                    38
-------------------------------------------------------------------------------------------------------
Other insurance carriers - ending balance                         $(2,059)             $ (2,059)
=======================================================================================================
Total estimated insurance recoveries                              $(2,059)             $ (2,059)
=======================================================================================================
Net liability for asbestos claims                                 $ 1,337              $  1,366
=======================================================================================================

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $44 million at June 30, 2003 and December 31, 2002. The $44 million at December 31, 2002 excludes $35 million in accounts receivable written off at the conclusion of the Highlands litigation.
         Possible additional accruals. When and if the currently proposed settlement becomes probable under SFAS No. 5, we would increase our accrual for probable and reasonably estimable liabilities for current and future asbestos claims up to $4.3 billion, reflecting the amount in cash and notes we would pay to fund the settlement combined with the value of 59.5 million shares of Halliburton common stock, a value of $1.4 billion, using the stock price at June 30, 2003 of $23.00. In addition, at such time as the settlement becomes probable, we would adjust our accrual for liabilities for current and future asbestos claims and we would expect to increase the amount of our insurance receivables to $2.3 billion. As a result, we would record at such time an additional pretax charge of $606 million ($493 million after tax). Beginning in the first quarter in which the settlement becomes probable, the accrual would then be adjusted from period to period based on positive and negative changes in the market price of our common stock until contribution of the shares into the trust. We may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of anticipated insurance proceeds. If this were to happen, we would expect to recover less than the $2.3 billion of anticipated insurance receivables which would result in an additional charge to income.
         Continuing review. Projecting future events is subject to many uncertainties that could cause the asbestos-related liabilities and insurance recoveries to be higher or lower than those projected and booked such as:
              - the number of future asbestos- and silica-related lawsuits to be filed against DII Industries and Kellogg Brown & Root;
              -   the average cost to resolve such future lawsuits;
              - coverage issues among layers of insurers issuing different policies to different policyholders over extended periods of time;
              - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies; and
              -   the continuing solvency of various insurance companies.
         Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos and silica claims periodically reexamined, and we will update them if needed based on our experience and other relevant factors such as changes in the tort system, the resolution of the bankruptcies of various asbestos defendants and the probability of our settlement of all claims becoming effective. Similarly, we will re-evaluate our projections concerning our probable insurance recoveries in light of any updates to Dr. Rabinovitz's projections, developments in DII Industries and Kellogg Brown & Root's various lawsuits against its insurance companies and other developments that may impact the probable insurance.

Note 12. Commitments and Contingencies - Excluding Asbestos and Silica Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner's representative is Petroleo Brasilero SA (Petrobras), the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading platforms, or FPSOs, 33 hydrocarbon production wells, 18 water injection wells and all sub-sea flow lines and risers necessary to connect the underwater wells to the FPSOs.
         KBR's performance under the contract is secured by:
              -   three  performance  letters of credit,  which together have an available credit of approximately $266 million as of June 30, 2003 and which represent approximately 10% of the contract amount, as amended to date by change orders;
              -   a  retainage  letter  of  credit  in  an  amount equal to $141 million as of June 30, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              -   a  guarantee   of  KBR's  performance  of   the  agreement  by
                  Halliburton Company in favor of the project owner.
         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were to be drawn, KBR would be required to fund the amount of the draw to the issuing banks. To the extent KBR cannot fund the amount of the draw, Halliburton would be required to do so, which could have a material adverse effect on Halliburton's financial condition and results of operations.
         In addition, the proposed Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the proposed settlement of its asbestos claims would constitute an event of default under the contract that would allow the owner (with the approval of the lenders financing the project) to assert a right to draw the letters of credit unless waivers are obtained. The proposed Chapter 11 filing would also constitute an event of default under the owner's loan agreements with the lenders that would allow the lenders to cease funding the project. We believe that it is unlikely that the owner will make a draw on the letters of credit as a result of the proposed Chapter 11 filing. We also believe it is unlikely that the lenders will exercise any right to cease funding the project given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project or that the owner will not require funding of the letters of credit by KBR.
         In the event that KBR was determined after an arbitration proceeding to have been in default under the contract with Petrobras, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments previously received by KBR to the extent they have not been repaid.
         In addition to the amounts described above, KBR may have to pay liquidated damages if the project is delayed beyond the original contract completion date. KBR expects that the project will likely be completed at least 16 months later than the original contract completion date. Although KBR believes that the project's delay is due primarily to the actions of the project owner, in the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of approximately $1 million per day of delay caused by KBR, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $266 million as of June 30, 2003).
         As of June 30, 2003, the project was approximately 75% complete and KBR had recorded a pretax loss of $345 million related to the project, of which $173 million was recorded in the second quarter of 2003. The second quarter 2003 charge was due to higher cost estimates, schedule extensions, increased project contingencies and other factors identified during the quarterly review of the project. The probable unapproved claims included in determining the loss on the project were $182 million as of June 30, 2003. The claims for the project most likely will not be settled within one year. Accordingly, based upon the contract being approximately 75% complete, probable unapproved claims of $134 million at

June 30, 2003 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets, net" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, issued formal change orders worth approximately $61 million which are not included in the $182 million in probable unapproved claims.
         In June 2003, Halliburton, KBR and Petrobras, on behalf of the project owner, entered into a non-binding heads of agreement that would resolve some of the disputed issues between the parties, subject to final agreement and lender approval. The original completion date for the Barracuda project was December 2003 and the original completion date for the Caratinga project was April 2004. Under the heads of agreement, the project owner would grant an extension of time to the original completion dates and other milestone dates that averages approximately 12 months, delay any attempt to assess the original liquidated damages against KBR for project delays beyond 12 months and up to 18 months, delay any drawing of letters of credit with respect to such liquidated damages and delay the return of any of the $300 million in advance payments until after arbitration. The heads of agreement also provides for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels for a delay from the original schedule beyond 18 months (subject to the total cap on liquidated damages of 10% of the final contract amount). The heads of agreement does not delay the drawing of letters of credit for these liquidated damages. The extension of the original completion dates and other milestones would significantly reduce the likelihood of KBR incurring liquidated damages on the project. Nevertheless, KBR continues to have exposure for substantial liquidated damages for delays in the completion of the project.
         Under the heads of agreement, the project owner has agreed to pay $59 million of KBR's disputed claims (which are included in the $182 million of probable unapproved claims as of June 30, 2003) and to arbitrate additional claims. The maximum recovery from the claims to be arbitrated would be capped at $375 million. The heads of agreement also allows the project owner or Petrobras to arbitrate additional claims against KBR, not including liquidated damages, the maximum recovery from which would be capped at $380 million. KBR believes the claims made to date by the project owner are based on a delay in project completion. KBR's contract with the project owner excludes consequential damages and, as indicated above, provides for liquidated damages in the event of delay in completion of the project. While there can be no assurance that the arbitrator will agree, KBR believes if it is determined that KBR is liable for delays, the project owner would be entitled to liquidated damages in amounts up to those referred to above and not to an additional $380 million.
         The finalization of the heads of agreement is subject to project lender approval. The parties have had discussions with the lenders and based on these discussions have agreed to certain modifications to the original terms of the heads of agreement to conform to the lenders' requirements. They have agreed that the $300 million in advance payments would be due on the earliest of December 7, 2004, the completion of any arbitration or the resolution of all claims between the project owner and KBR. Likewise, the project owner's obligation to defer drawing letters of credit with respect to liquidated damages for the delays between 12 and 18 months would extend only until December 7, 2004. The discussions with the lenders are not yet complete, and no agreement for their approval has yet been obtained. While we believe the lenders have an incentive to approve the heads of agreement and complete the financing of the project, and the parties have agreed to the modifications described above to the heads of agreement to secure the lenders' approval, there is no assurance that they will do so. If the lenders do not consent to the heads of agreement, Petrobras may be forced to secure other funding to complete the project. There is no assurance that Petrobras will pursue or will be able to secure such funding.
         Absent lender approval of the heads of agreement, KBR could be subject to additional liquidated damages and other claims, be subject to the letters of credit being drawn and be required to return the $300 million in advance payments in accordance with the original contract terms. The original contract terms require repayment through $300 million of credits to the last $350 million of invoices on the contract. No assurance can be given that the heads of agreement will be finalized or that the lenders will approve the heads of agreement or that the lenders will approve the heads of agreement without revisions that could adversely affect KBR.
         The project owner has procured project finance funding obligations from various lenders to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the lenders cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original loan documents provide that the lenders are not obligated to continue to fund the project if the project has been delayed for more than 6 months. In November 2002, the lenders agreed to extend the 6-month period to 12 months. Other provisions in the loan documents may provide for additional time extensions. However, delays beyond 12 months may require lender consent in order to obtain additional funding. While we believe the lenders have an incentive to complete the financing of the project, there is no assurance that they would do so. If the lenders did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the lenders have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors. Under the loan documents, the availability date for loan draws expires December 1, 2003. As a condition to approving the heads of agreement, the lenders will require the project owner to draw all remaining available funds prior to December 1, 2003, and to escrow the funds for the exclusive use of paying project costs. No funds may be paid to Petrobras or its subsidiary (which is funding the drilling costs of the project) until all amounts due to KBR, including amounts due for the claims, are liquidated and paid. While this potentially increases the funds available for payment to KBR, KBR is not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future KBR claims and change orders.
         Securities and Exchange Commission ("SEC") Investigation and Fortune 500 Review. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into some of our accounting practices. In mid-December 2002, we were notified by the SEC that a formal order of investigation had been issued. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices, which relate to the recording of revenues associated with cost overruns and unapproved claims on long-term engineering and construction projects. Throughout the informal inquiry and during the pendency of the formal investigation, we have provided approximately 300,000 documents to the SEC. The production of documents is essentially complete and the process of providing witnesses to testify is ongoing. To our knowledge, the SEC's investigation has focused on the compliance with generally accepted accounting principles of our recording of revenues associated with cost overruns and unapproved claims for long-term engineering and construction projects, and the disclosure of our accrual practices. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued revenue related to unapproved claims in 1998, we first made disclosures regarding the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of the American Institute of Certified Public Accountants' Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", and satisfied the relevant criteria for accruing this revenue, although the SEC may conclude otherwise.
         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's initial comments in letter form dated September 20, 2002 and responded on October 31, 2002. Since then, we have received and responded to several follow-up sets of comments.
         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action was subsequently dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the United States District Court for the Northern District of Texas and consolidated before the Honorable Judge David Godbey. The amended consolidated class action complaint in that case, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the consolidated cases would be settled. The memorandum of understanding calls for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After that announcement, one of the lead plaintiffs announced that it was dissatisfied with the lead plaintiffs' counsel's handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs' counsel. The dissident plaintiff has since filed a motion for an order to show cause why the lead plaintiffs' counsel should not be held to have breached his fiduciary duties to the class and be replaced as lead plaintiffs' counsel. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing.
         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24, 2002, as required by the court's scheduling order, on the bases of lack of federal subject matter jurisdiction and failure to plead with the degree of particularity required by the rules of procedure. That motion has now been fully briefed and oral argument on it was held on July 29, 2003. No ruling has yet been announced.
         In addition to the securities class actions, one additional class action, alleging violations of the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the Company's Benefits Committee's purchase of our stock for the accounts of participants in our 401(k) retirement plan during the period we allegedly knew or should have known that our revenue was overstated as a result of the accrual of revenue in connection with unapproved claims, was filed and subsequently voluntarily dismissed.
         On October 11, 2002, a shareholder derivative action against present and former directors and our former CFO was filed in the District Court of Harris County, Texas alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We moved to dismiss that action and, after hearings on that motion, the court dismissed the action.
         On March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in the United States District Court for the Northern District of Texas against certain of our present and former officers and directors. Like the case filed in the state court in Harris County, we believe that this action is without merit and we intend to vigorously defend it. Settlement of this action is included in the memorandum of understanding in the consolidated actions discussed above.
         As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by the Company's directors' and officers' insurance carrier. As such, we have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier. We have not accrued a contingent liability as of June 30, 2003 for any other shareholder derivative action or class action lawsuit discussed above.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, and the court enjoined us from further use of our Phoenix fracturing fluid. The United States Court of Appeals for the Federal Circuit in Washington D.C. affirmed BJ Services' judgment against us in August 2003. We currently anticipate filing a petition for rehearing before the full federal circuit court on August 20, 2003. In light of the trial court's decision in April 2002, a total of $102 million was accrued in the first quarter of 2002, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. We do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business. We have alternative products to use in our fracturing operations and have not been using the Phoenix fracturing fluid since April 2002.

         Anglo-Dutch (Tenge). We have been sued in the District Court of Harris County, Texas by Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for allegedly breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet Republic of Kazakhstan. While we believe the claims raised in that lawsuit are without merit and are vigorously defending against them, the plaintiffs have announced their intention to seek approximately $680 million in damages. Since we believe the probability of loss is remote, we have not accrued a contingent liability for this matter as of June 30, 2003. In mid-July, the court granted portions of our motions for summary judgment and on July 24, 2003 granted another portion as well and invited the parties to request reconsideration of any other portions of the motions that have thus far been denied. As of this date, it appears likely that the case will proceed to trial as scheduled on August 18, 2003 on plaintiffs' claims of breach of contract, misappropriation and misappropriation of trade secrets. In the event of an adverse judgment, we could be called upon to post security not to exceed $25 million in the form of cash or a bond in order to postpone execution on the judgment until after all appeals have been exhausted.
         Improper payments reported to the Securities and Exchange Commission. During the second quarter 2002, we reported to the SEC and disclosed in our first quarter 2002 Form 10-Q that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We plan to take further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as $5 million, which has been fully accrued. A preliminary assessment was issued by the Nigerian Tax Authorities in June of 2003 for approximately $3 million. Payment of that assessment has been made, and we are cooperating with the Nigerian Tax Authorities to determine the total amount due as quickly as possible.
         Environmental. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental
Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $36 million as of June 30, 2003 and $48 million as of December 31, 2002. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established liabilities. As of June 30, 2003, those nine sites accounted for approximately $7 million of our total $36 million liability.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued as of June 30, 2003, including $195 million which relate to our joint ventures' operations. Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit had been issued. The amended agreement removed the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreements include provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed asbestos settlement through December 31, 2003.

         If our debt ratings fall below investment grade, we would be in technical breach of a bank agreement covering another $52 million of letters of credit at June 30, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $141 million has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings fall below either the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These
letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.
         Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued a liability for $431 million at June 30, 2003 and $364 million at December 31, 2002 of possible liquidated damages as we consider the imposition of liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate our liability for liquidated damages. Of the total liquidated damages, $266 million at June 30, 2003 and $263 million at December 31, 2002 relate to unasserted liquidated damages for the Barracuda-Caratinga project.
         Other. We are a party to various other legal proceedings. We expense the cost of legal fees related to these proceedings as incurred. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 13.  Accounting for Stock-Based Compensation
         We have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2003 and June 30, 2002, the weighted average assumptions and resulting fair values of options granted are as follows:

                                                            Three Months                 Six Months
                                                            Ended June 30               Ended June 30
                                                     -------------------------------------------------------
                                                         2003           2002         2003          2002
  ----------------------------------------------------------------------------------------------------------
  Assumptions:
      Risk-free interest rate                              2.4%          4.1%          2.4%          4.1%
      Expected dividend yield                              2.2%          3.1%          2.2%          3.1%
      Expected life (in years)                              5             5             5             5
      Expected volatility                                 62.0%         60.0%         62.0%         60.0%
  Weighted average fair value of options granted      $   12.68       $  9.15       $ 12.55        $ 6.92
============================================================================================================

         The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                            Three Months                 Six Months
                                                            Ended June 30               Ended June 30
                                                     -------------------------------------------------------
  Millions of dollars except per share data              2003           2002         2003          2002
  ----------------------------------------------------------------------------------------------------------
  Net income (loss), as reported                         $   26       $ (498)       $  69       $  (476)
  Total stock-based employee compensation
      expense determined under fair value
      based method for all awards, net of
      related tax effects                                   (7)           (6)         (13)          (12)
  ----------------------------------------------------------------------------------------------------------
  Net income (loss), pro forma                           $   19       $ (504)       $  56       $  (488)
  ==========================================================================================================

  Basic income (loss) per share:
  As reported                                            $ 0.06       $ (1.15)       $ 0.16      $ (1.10)
  Pro forma                                              $ 0.04       $ (1.16)       $ 0.13      $ (1.12)

  Diluted income (loss) per share:
  As reported                                            $ 0.06       $ (1.15)       $ 0.16      $ (1.10)
  Pro forma                                              $ 0.04       $ (1.16)       $ 0.12      $ (1.12)
  ==========================================================================================================

Note 14.  Change in Accounting Principle
         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The new standard was effective for us beginning January 1, 2003, and the adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at June 30, 2003 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.
         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 were effective for financial statements of interim and annual periods ended after December 15, 2002. We adopted the recognition provisions of FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.
         The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), in January 2003. FIN 46, which we adopted effective July 1, 2003, requires the consolidation of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. Currently, entities are generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity. At this time, we have identified the following variable interest entities:
              - during 2001, we formed a joint venture under which we own a 50% equity interest with two other unrelated partners, each owning a 25% equity interest. We have determined that the joint venture is a variable interest entity and that we are the primary beneficiary. We will consolidate the entity in our Engineering and Construction Group business segment effective July 1, 2003. The joint venture was formed to construct, operate and service certain assets for a third party and was funded with third party debt. The construction of the assets is expected to be completed in 2004, and the operating and service contract related to the assets will extend for 20 years beginning in 2003. The proceeds from the debt financing are being used to construct the assets and will be paid down with cash flows generated during the operation and service phase of the contract with the third party. Our aggregate exposure to loss is immaterial. The consolidation of this joint venture will increase total assets by approximately $139 million and long-term debt by approximately $143 million, with corresponding decreases in equity of $2 million and minority interest of $2 million as of July 1, 2003. The joint venture is currently accounted for under the equity method of accounting and the future consolidation will have no impact on net income;
              - during the second quarter of 2001, we formed a joint venture with an unrelated party in which we have a 50% equity interest and account for this investment using the equity method in our Landmark and Other Energy Services business segment. The joint venture was established for the further development and deployment of new technologies related to completions and well intervention products and services. The joint venture is considered a variable interest entity under FIN 46. However, we are not the primary beneficiary of the entity and will continue to apply the equity method of accounting. Our maximum exposure to loss as a result of our involvement in the joint venture is $100 million as of June 30, 2003, which is the sum of our current investment and our share of the balance outstanding under the joint venture's revolving loan agreement with the equity partners. We are also at risk for our share of any future losses the joint venture may incur; and
              - our Engineering and Construction Group is involved in three joint ventures formed to design, build, operate and maintain roadways for certain government agencies. We have a 25% ownership interest in these joint ventures and account for them under the equity method. These joint ventures are considered variable interest entities as they were initially formed with little equity contributed by the partners. The joint ventures have obtained financing through third parties which is not guaranteed by us. We are not the primary beneficiary of these joint ventures and will, therefore, continue to account for them using the equity method. As of June 30, 2003, these joint ventures had total assets of $911 million and total liabilities of $906 million. Our maximum exposure to loss is limited to our equity investments in and loans to the joint ventures (totaling $38 million at June 30, 2003) and our share of any future losses related to the construction, operation and maintenance of these roadways.

Note 15.  Convertible Senior Notes
         In June 2003, we issued $1.2 billion of 3.125% convertible senior notes due July 15, 2023. The notes were offered and sold in accordance with Rule 144A under the Securities Act of 1933. The notes are our senior unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness. We will pay interest on the notes on January 15 and July 15 of each year.
         The notes are convertible into our common stock under any of the following circumstances:
              - during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous quarter is greater than or equal to 120% of the conversion price per share of our common stock on such last trading day;
              -   if the notes have been called for redemption;
              -   upon  the occurrence of specified  corporate transactions that are described in the indenture relating to the offering; or
              -   during any period in which the credit ratings  assigned to the notes by both Moody's and Standard & Poor's are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

         The initial conversion price is $37.65 per share and is subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and common stock.
         The notes are redeemable for cash at our option on or after July 15, 2008. Holders may require us to repurchase the notes for cash on July 15 of 2008, 2013 or 2018 or, prior to July 15, 2008, in the event of a fundamental change as defined in the indenture. In each case, we will pay a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts owed, if any.
         We have agreed to file a shelf registration statement with the SEC with respect to the notes and the common stock issuable upon conversion of the notes. If we fail to fulfill this obligation within the specified time period, we will pay additional amounts on the notes and the common stock issuable upon conversion of the notes.

Note 16.  Income Taxes
         Our effective tax rate for the second quarter 2003 was 39% as compared to 18% for the second quarter 2002. The effective tax rate was lower in 2002 due to the impact of the impairment loss on Bredero-Shaw and charges associated with our asbestos exposure. The Bredero-Shaw loss created a capital loss for which we have no capital gains to offset and therefore no tax benefit was recorded for the loss as future realization of the benefit was questionable. The asbestos accrual generates a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections and thus we have recorded a partial valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         In this section, we discuss the business environment, operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:
              -   factors and risks that impact our business;
              - why our revenues and operating income for the second quarter 2003 and six months ended June 30, 2003 vary from the second quarter 2002 and six months ended June 30, 2002;
              -   capital expenditures;
              -   factors that impacted our cash flows; and
              - other items that materially affect our financial condition or earnings.

BUSINESS ENVIRONMENT
         During the second quarter of 2003, we restructured our Energy Services Group into four divisions, which is the basis for the four segments we now report within the Energy Services Group. We grouped product lines in order to better align ourselves with how our customers procure our services, and to capture new business and achieve better integration, including joint research and development of new products and technologies and other synergies. The new segments mirror the way our chief executive officer (our chief operating decision maker) now regularly reviews the operating results, assesses performance and allocates resources. Our Engineering and Construction Group (known as KBR) segment remains unchanged.
         All prior period segment results have been restated to reflect these changes.
         Our five business segments are organized around how we manage the business. These segments are:
              -   Drilling and Formation Evaluation;
              -   Fluids;
              -   Production Optimization;
              -   Landmark and Other Energy Services; and
              -   Engineering and Construction Group.
         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities, to major, national and independent oil and gas companies. These services and products are used throughout the energy industry from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing.
          The industries we serve are highly competitive with many substantial competitors for each segment. In the first half of 2003, the United States represented 33% of our total revenue and the United Kingdom represented 11%. No other country accounted for more than 10% of our operations. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Activity levels within our five business segments are significantly impacted by the following:
              -   spending on  upstream exploration, development  and production programs by major, national and independent oil and gas companies;
              -   capital  expenditures  for  downstream  refining,  processing, petrochemical and marketing facilities by major, national and independent oil and gas companies; and
              -   government outsourcing and spending levels.
         The state of the global economy also impacts our activity, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.

         Energy Services Group
         Some of the more significant measures of current and future spending levels of oil and gas companies which drive worldwide exploration and production activity and investment are the following:
              -   oil and gas prices;
              -   the quality of exploration and production drilling  prospects;
                  and
              - world economic conditions and the degree of global political stability.
         In early 2002, a surplus in working gas in storage contributed to low prices and reduced drilling activities. Working gas in storage is the volume of gas in underground reservoirs above the level of base gas (cushion gas) intended as permanent inventory in a storage reservoir to maintain adequate pressure and deliverability rates throughout the winter withdrawal season. The reduced drilling, combined with an abnormally cold 2002/2003 winter season, drove the working gas in storage at January 31, 2003 to 1,521 billion cubic feet, commonly referred to as bcf, which was 287 bcf below the five year average.
         This low level of working natural gas in storage in the United States has increased the demand for natural gas resulting in Henry Hub prices averaging above $5.00 per million cubic feet, commonly referred to as mcf, throughout the second quarter 2003. For the second quarter 2003, natural gas prices at Henry Hub averaged $5.63 per mcf compared to $3.40 per mcf in the second quarter 2002. The level of natural gas storage continues to be a key driver of North American activity. As of July 4, 2003 there was 1,773 bcf in working gas in storage in the United States according to an Energy Information Administration (EIA) estimate which was 580 bcf lower than a year ago and 317 bcf lower than the five year average.
         High natural gas prices tend to depress industrial demand for the gas, which occurred during the second quarter 2003. As a result, a definite improvement in the supply situation has occurred and the probability of reaching adequate storage levels by November has risen.
         Crude oil prices for West Texas Intermediate averaged $29.16 per barrel for the second quarter of 2003 compared to $25.75 per barrel for the second quarter 2002. Crude oil inventories in the United States have consistently remained below the lower end of the normal range, which in turn has supported crude oil prices in the United States. The situation worsened in December 2002 when oil imports from Venezuela were reduced due to strikes in that country which created supply disruptions during most of the first quarter 2003. Despite imports from Venezuela returning close to normal levels, United States commercial crude oil inventories (excluding crude oil stored in the Strategic Petroleum Reserve) have remained more than 15 million barrels below the lower end of the normal range since the end of January, 2003. Until commercial crude oil inventory deficits are eliminated, United States oil markets are expected to remain tight, which should help support prices at or near current levels.
         The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts                          2002            2001
----------------------------------------------------------------------
United States                                 831          1,155
Canada                                        266            342
International (excluding Canada)              732            745
----------------------------------------------------------------------
Worldwide Total                             1,829          2,242
======================================================================

                               Second        First       Fourth        Third         Second         First
                               Quarter      Quarter      Quarter      Quarter        Quarter       Quarter
Average Rig Counts              2003         2003         2002         2002           2002          2002
--------------------------------------------------------------------------------------------------------------
United States                     1,028        901          847           853           806            818
Canada                              203        493          283           250           147            383
International
    (excluding Canada)              765        744          753           718           725            731
--------------------------------------------------------------------------------- ----------------------------
Worldwide Total                   1,996      2,138        1,883         1,821         1,678          1,932
==============================================================================================================

         Worldwide rig activity has increased since the second quarter of 2002 from an average of 1,678 rigs at the end of the second quarter 2002 to 1,996 rigs at the end of the second quarter 2003. The increase in rig activity has been most pronounced in the United States with a 28% increase in rig counts from 806 in the second quarter 2002 to 1,028 rigs in the second quarter 2003. The majority of this increase is related to rigs drilling for natural gas to replenish working gas in storage for the upcoming 2003/2004 heating season. The Canadian rig count decreased from 493 rigs in the first quarter 2003 to 203 rigs in the second quarter 2003. Canadian rig counts decreased as a result of the normal spring break up and thaw season, but increased 38% from 147 rigs in the second quarter 2002 to 203 rigs in the second quarter 2003 on a comparative basis. The international rig count increased six percent from 725 rigs in the second quarter 2002 to 765 rigs in the second quarter 2003. The majority of this increase was in Mexico and Argentina which was offset slightly by lower rig counts in Venezuela and in the United Kingdom sector of the North Sea. We believe the increased drilling activity and rig counts since the second quarter of 2002 are due to the following factors:
              -   higher oil and gas prices;
              - low oil inventories in the Organization for Economic Co-operation and Development consuming countries;
              - low natural gas inventories in the United States for the upcoming winter season;
              -   cessation of armed conflict in Iraq;
              -   perception that the global economy is improving; and
              -   increased spending by our customers.
         It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. Discounts are typically applied to partially or substantially offset price book increases immediately following a price increase. Discounts normally decrease over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our products and services. Conversely, during periods of higher activity, discounts normally decline resulting in net revenue increasing for our products and services.
         During 2000 and 2001, we implemented several price book increases. In July 2000, as a result of increased consumable materials costs and a tight labor market causing higher labor costs, we increased prices in the United States for most product lines on average between 2% and 12%. In January 2001, as a result of continued labor shortages and increased labor and materials costs, we increased prices in the United States on average between 5% and 12%. In July 2001, as a result of continuing personnel and consumable material cost increases, we increased prices on average between 6% and 15%.
         Decreased rig activity in the United States in 2002 from 2001 caused the Energy Services Group's product lines to discount prices. Although rig activity in the United States has increased over the last twelve months, discounts have still not decreased, particularly in some of the Western states. Price increases that we implemented in 2000 and 2001 have mostly been eroded by additional discounts.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature than our energy services projects and are not as significantly impacted by short-term fluctuations in oil and gas prices. We believe that the global economic recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery, continuing excess capacity in petrochemical supplies and rising unemployment, customers have continued to delay project awards or reduce the scope of projects involving hydrocarbons and manufacturing until growth in consumer spending is evident. A number of large-scale gas and liquefied natural gas (LNG) development, offshore deepwater, government and infrastructure projects are being awarded or actively considered. However, due to the inconsistent economic growth in certain areas of the world and the overall limited growth of the global economy, many customers continue to delay some of their capital commitments and international investments.
         We see an emerging drive to monetize gas reserves in the Middle East, West Africa and parts of the Pacific Basin, combined with strong demand for gas and LNG in the United States, Japan, Korea, Taiwan, China and India. The developments have led to numerous gas-to-liquids (GTL), LNG liquefaction and gas development projects in the three exporting regions as well as onshore or floating regasification terminals and gas processing plants in the importing countries. With LNG set to play a larger role as a new supply source, the shift from fuel served by exclusively domestic resources to a market increasingly served with international resources heralds a change in the United States gas business. This will lead to an increasing internationalization of the natural gas industry, bringing with it the integration of North America into a growing world market.
         We expect growth opportunities to exist for additional security and defense support to government agencies in the United States and other countries. Demand for these services is expected to grow as a result of the reconstruction efforts in Iraq and as governmental agencies seek to control costs and promote efficiencies by outsourcing these functions. We also expect growth due to new demands created by increased efforts to combat terrorism and enhance homeland security.
         Engineering and construction contracts can be broadly categorized as fixed-price, sometimes referred to as lump sum, or cost reimbursable contracts. Some contracts can involve both fixed-price and cost reimbursable elements.
         Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise, among other things, from:
              - uncertainties in estimating the technical aspects and effort involved to accomplish the work within the contract schedule;
              -   labor availability and productivity; and
              - supplier and subcontractor pricing and performance. Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
              - bidding a fixed-price and completion date before detailed engineering work has been performed;
              - bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
              - bidding a fixed-price and completion date before finalizing subcontractors' terms and conditions;
              - subcontractors' individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
              -   contracts covering long periods of time;
              -   contract values generally for large amounts; and
              -   contracts    containing    significant    liquidated   damages
                  provisions.
         Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also are potentially more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.
         After careful consideration, we have decided to no longer pursue fixed-price engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry. An important aspect of our 2002 reorganization was to look closely at each of our businesses to ensure that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation and commissioning offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that business is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry, which we will continue to service through a variety of other contracting forms. We have seven fixed-price engineering, procurement, installation and commissioning offshore projects underway and we are fully committed to successful completion of these projects, all but two of which are substantially complete. The two projects are approximately 75% complete. We plan to retain our offshore engineering and services capabilities.
         The approximate percentages of revenues attributable to fixed-price and cost reimbursable engineering and construction segment contracts are as follows:

                                          Fixed-Price   Cost Reimbursable
--------------------------------------------------------------------------
Second Quarter ended June 30, 2003             40%              60%
Year ended December 31, 2002                   47%              53%
==========================================================================

         Backlog
         Our backlog at June 30, 2003, was $10.2 billion, comprised of $9.9 billion for the Engineering and Construction Group and $299 million for the Energy Services Group. Our total backlog at December 31, 2002, was $10 billion.
         Reorganization of Business Operations
         As a part of the 2002 reorganization, we decided that the operations of major projects, Granherne and Production Services were better aligned with KBR, and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. All prior period segment results have been restated to reflect this change. Major projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the offshore product line, Granherne is now reported in the onshore product line and production services is now reported under the operations and maintenance product line.
         Asbestos and Silica
         In December 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries and Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, in 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos claimants. We revised our best estimate of our asbestos and silica liability based on information obtained while negotiating the agreement in principle, and adjusted our asbestos and silica liability to $3.4 billion, recorded additional probable insurance recoveries resulting in a total of $2.1 billion as of December 31, 2002 and recorded a net pretax charge of $799 million ($675 million after tax) in the fourth quarter of 2002.
         Should the proposed settlement become probable under Statement of Financial Accounting Standards No. 5, we would adjust our accrual for probable and reasonably estimable liabilities for current and future asbestos and silica claims. The settlement amount initially would be up to $4.3 billion, consisting of up to $2.775 billion in cash, the value of 59.5 million Halliburton shares of common stock and notes with a net present value expected to be less than $100 million. Assuming the adjusted liability would be $4.3 billion, we would also increase our probable insurance recoveries to $2.3 billion. The impact on our statement of operations would be an additional pretax charge of $606 million ($493 million after tax). This accrual (which values our stock to be contributed at $1.4 billion using our stock price at June 30, 2003 of $23.00) would then be adjusted periodically based on changes in the market price of our common stock until the common stock is contributed to a trust for the benefit of the claimants. We may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of anticipated insurance proceeds. If this were to happen, we would expect to recover less than the $2.3 billion of anticipated insurance receivables which would result in an additional charge to income.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

Second Quarter of 2003 Compared with the Second Quarter of 2002

REVENUES

                                                   Second Quarter
                                              -----------------------   Increase
Millions of dollars                              2003        2002      (decrease)
-----------------------------------------------------------------------------------
Drilling and Formation Evaluation              $    414    $    413      $    1
Fluids                                              518         450          68
Production Optimization                             693         634          59
Landmark and Other Energy Services                  155         259        (104)
-----------------------------------------------------------------------------------
   Total Energy Services Group                    1,780       1,756          24
-----------------------------------------------------------------------------------
Engineering and Construction Group                1,819       1,479         340
-----------------------------------------------------------------------------------
Total revenues                                 $  3,599    $  3,235      $  364
===================================================================================

         Consolidated revenues in the 2003 second quarter of $3.6 billion increased $364 million compared to the 2002 second quarter. International revenues were 67% of total revenues for the second quarters of both 2003 and 2002.
         Drilling and Formation Evaluation segment revenues were $414 million for the 2003 second quarter, up slightly from the 2002 second quarter. International revenues were 72% of total revenues in both the second quarter 2003 and the second quarter 2002. Mono Pumps, which was sold in January 2003, contributed approximately $20 million in revenues in the second quarter of 2002 to our drilling services product line. The loss of Mono Pumps revenues was partially offset by revenues in the remainder of our drilling services product line as contracts that were expiring in the United Kingdom were more than offset by new contracts, primarily in West Africa and Ecuador. Drill bits revenue increased by 6% due mainly to sales in Continental Europe.
         On a geographic basis, the Middle East/Asia region's revenue for the segment increased $3 million in all product lines, while revenues for the segment in Latin America declined $3 million due to decreased activity in Venezuela as activity was slow to pick up after the recent civil unrest, partially offset by an increase in Mexico.
         Fluids segment revenues were $518 million for the second quarter 2003, an increase of 15% from the second quarter 2002. International revenues were 55% of total revenues in the 2003 second quarter compared to 52% in the 2002 second quarter. The increase in Fluids segment revenue was spread almost equally between cementing and drilling fluids reflecting higher rig counts in the United States and increased activity with PEMEX in Mexico. In addition, drilling fluids benefited from higher activity in Angola, Canada and Algeria.
         On a geographic basis, Europe/Africa revenues for the segment increased $21 million primarily due to increased activity in Norway and Angola. North America revenues for the segment increased $24 million primarily due to the higher land rig count in the United States. Similar to the Drilling and Formation Evaluation and Production Optimization segments, Latin America revenues for the segment were impacted by decreased activity in Venezuela, but this was more than offset by the increases in Mexico. This resulted in an overall increase in Latin America revenue of $3 million.
         Production Optimization segment revenues were $693 million for the 2003 second quarter, an increase of 9% from the 2002 second quarter. International revenues were 55% of total revenues in the second quarter 2003 compared to 51% in the second quarter 2002 as activity picked up in the Middle East following the end of the war in Iraq. Our production enhancement product line was up 11%, due to an increase in activity in the United States as a result of higher land rig counts. In addition, Subsea 7, Inc. accounted for $11 million of the increase due to higher activity in the North Sea. Further, the 2002 second quarter did not include all three months of activity for Subsea 7, Inc., as it was not formed until May 23, 2002. The sale of Halliburton Measurement Systems during the second quarter of 2003 had a $3 million negative impact on segment revenue.
         On a geographic basis, Middle East/Asia revenues for the segment were up $25 million due to higher sales to Kazakhstan, and higher activity in the former Soviet Union , Australia, Brunei and Iraq. Revenues for the segment were $10 million higher in Latin America due to increased work with PEMEX in Mexico partially offset by lower activity in Venezuela and Brazil.

         Landmark and Other Energy Services segment revenues were $155 million for the second quarter 2003, a decrease of 40% from the second quarter 2002. The decrease is due to most of our subsea activities being moved into Subsea 7, Inc. in May 2002 plus the impact of the sale of Wellstream during the first quarter of 2003. Revenues for Landmark Graphics were flat with the prior year quarter. International revenues for the segment were 72% of total revenues in the second quarter 2003 compared to 75% in the second quarter 2002.
         Engineering and Construction Group revenues of $1.8 billion in the 2003 second quarter were 23% higher than in the 2002 second quarter. The improvement was due to revenue increases in government services and onshore projects, partially offset by declines in offshore projects. Revenues from government related activities more than doubled on increased work in the Middle East for the United States and the United Kingdom governments, offset slightly by lower activity levels on the Balkans project. Onshore revenues were up by 21%, primarily due to several new projects in Algeria, Egypt, Chad and Cameroon that began during 2002. Offshore revenues decreased 23% reflecting reduced activity on the Barracuda-Caratinga project in Brazil and projects in the Philippines and Nigeria that are nearing the completion phase. Operations and maintenance revenues were down 12% compared to the second quarter of 2002 due to the loss of several contracts that have not been replaced.

OPERATING INCOME

                                               Second Quarter
                                          --------------------------   Increase
Millions of dollars                          2003          2002       (decrease)
----------------------------------------------------------------------------------
Drilling and Formation Evaluation           $    49      $    42       $     7
Fluids                                           68           49            19
Production Optimization                         113          106             7
Landmark and Other Energy Services                5         (127)          132
----------------------------------------------------------------------------------
   Total Energy Services Group                  235           70           165
----------------------------------------------------------------------------------
Engineering and Construction Group             (148)        (450)          302
General corporate                               (16)         (25)            9
-------------------------------------------------------------------- -------------
Total operating income                      $    71      $  (405)      $   476
==================================================================================

         Consolidated operating income of $71 million was $476 million higher in the second quarter 2003 compared to the second quarter 2002. This change is attributable to several significant items which occurred during the second quarter of 2003 and 2002.
         The significant items for the 2003 second quarter included:
              - $173 million loss in the Engineering and Construction Group related to the Barracuda-Caratinga project due to recently identified higher cost trends and some actual and committed costs exceeding estimated costs. In addition, schedule delays have added to the costs of the project during the quarter; and
              - $24 million gain in the Production Optimization segment related to the sale of Halliburton Measurement Systems.
The net effect of these second quarter 2003 items was a loss of $149 million.
         The significant items for the 2002 second quarter included:
              -   $56 million in expense related to restructuring charges;
              - $119 million loss in the Engineering and Construction Group related to the Barracuda-Caratinga project in Brazil;
              - $330 million loss in the Engineering and Construction Group related to asbestos exposures; and
              - $61 million loss in the Landmark and Other Energy Services segment for the impairment of our 50% equity investment in the Bredero-Shaw joint venture.
The net effect of these second quarter 2002 items was a loss of $566 million.
         Drilling and Formation Evaluation segment operating income for the 2003 second quarter increased $7 million, or 17%, from the second quarter 2002, primarily due to improved logging results, where margins increased from 7% in 2002 to 13% in 2003. The improved logging results were primarily in Nigeria, Indonesia, India and Mexico. Drilling services decreased by $2 million primarily due to higher equipment maintenance costs and the impact from the sale of Mono Pumps in the first quarter 2003.

         Fluids segment operating income for the second quarter 2003 increased $19 million, or 39%, from the second quarter 2002. Both drilling fluids and cementing had incremental margins of about 30%.
         Operating income was up in all geographic regions, as a result of increased revenues. Drilling fluids results in the United States improved due to a change in product mix and shift to newer environmental-friendly products.
         Production Optimization segment operating income for the second quarter 2003 of $113 million increased $7 million from the second quarter 2002, including the gain on the sale of Halliburton Measurement Systems of $24 million. Subsea 7, Inc. operating income increased $12 million from increased activities in Norway and the United Kingdom. Also the 2002 second quarter did not include all three months of activity for Subsea 7, Inc., as it was not formed until May 23, 2002. Completion products and services operating income decreased $13 million as margins were primarily affected by contract delays in Indonesia and inventory obsolescence accruals. The production enhancement product line decreased by $8 million as a result of increased discounts in the United States, partially offset by increased activity in Mexico and Iraq. The increased inventory obsolescence accruals in all product service lines decreased segment operating income by $7 million.
         Geographically, operating income in North America decreased $24 million in the second quarter 2003 compared to the second quarter 2002 due to lower pricing in spite of increased rig count and higher activity, which was offset by the $24 million gain on the sale of Halliburton Measurement Systems.
         Landmark and Other Energy Services segment operating income for the second quarter 2003 was $5 million, a $132 million increase from the second quarter 2002 reflecting the $61 million impairment of our equity investment in Bredero-Shaw, the $37 million in restructuring charges and the $32 million of impairment charges in integrated solutions projects in the second quarter of 2002.
         Engineering and Construction Group operating loss of $148 million in the second quarter 2003 decreased $302 million compared to the second quarter 2002. The second quarter of 2002 included a $330 million asbestos charge and a $10 million restructuring charge. Income from government-related activities improved by $18 million from the second quarter 2002, mainly related to operations in the Middle East and at our shipyard in the United Kingdom. The Barracuda-Caratinga project recognized $173 million of additional losses in the second quarter 2003 compared to a $119 million loss in the 2002 second quarter. The $173 million charge resulted from higher cost estimates, schedule extensions, increased project contingencies as well as other factors. Onshore results declined $11 million due mainly to a $29 million charge for schedule delays on a project in Europe, which was partly offset by higher profits on LNG projects.
         General corporate expenses for the second quarter 2003 were $16 million compared to $25 million for the 2002 second quarter, or a decrease in costs of $9 million. The improved second quarter 2003 results reflect the $9 million of restructuring charges incurred in the second quarter 2002.

NONOPERATING ITEMS

         Interest expense of $25 million for the second quarter 2003 decreased $5 million compared to the second quarter 2002. The decrease is due to lower average borrowings in 2003 primarily from the reduction in debt prior to the issuance of $1.2 billion in convertible notes at the end of the second quarter 2003.
         Foreign exchange gains, net were $19 million in the current year quarter compared to a $5 million loss in the second quarter of last year. The increase was due to foreign exchange gains in the United Kingdom and Canada in the second quarter 2003 and lower foreign exchange losses primarily in Argentina as compared to the second quarter 2002.
         Provision for income taxes of $29 million resulted in an effective tax rate of 39% in the second quarter 2003, compared to a benefit for income taxes in the second quarter 2002 of $77 million, resulting in an effective tax rate of 18%. The second quarter 2002 effective rate was low due to the tax impact of the impairment loss on Bredero-Shaw and charges associated with our asbestos exposure. The asbestos accrual generated a United States Federal deferred tax asset in 2002 which may not be fully realizable based upon future taxable income projections and thus we recorded a partial valuation allowance. The Bredero-Shaw loss created a capital loss for which we have no capital gains to offset and therefore no tax benefit was booked for the loss as future realization of the benefit was questionable.

         Loss from discontinued operations, net of tax was $16 million, or $0.03 per diluted share, for the second quarter 2003 compared to $140 million, or $0.32 per diluted share, for the second quarter 2002. The loss in the second quarter of 2003 reflects a $30 million pretax charge related to our July 2003 funding of the debtor-in-possession financing to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding that is expected to be forgiven by Halliburton on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries. In addition, discontinued operations included professional fees associated with the due diligence and other aspects of the proposed settlement for asbestos and silica liabilities offset by a release of environmental and legal reserves related to indemnities that were part of our disposition of Dresser Equipment Group and are no longer needed. The loss in the second quarter 2002 was due primarily to charges of $153 million pretax, $123 million after tax, booked on asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

First Six Months of 2003 Compared with the First Six Months of 2002

REVENUES

                                               First Six Months
                                           ------------------------   Increase
Millions of dollars                           2003         2002      (decrease)
---------------------------------------------------------------------------------
Drilling and Formation Evaluation           $    793     $    812      $  (19)
Fluids                                           998          903          95
Production Optimization                        1,322        1,246          76
Landmark and Other Energy Services               278          484        (206)
---------------------------------------------------------------------------------
   Total Energy Services Group                 3,391        3,445         (54)
---------------------------------------------------------------------------------
Engineering and Construction Group             3,268        2,797         471
---------------------------------------------------------------------------------
Total revenues                              $  6,659     $  6,242      $  417
=================================================================================

         Consolidated revenues in the first six months of 2003 of $6.7 billion increased 7% compared to the first six months of 2002 primarily due to increased revenues in the Engineering and Construction Group. International revenues were 67% of total revenues for the first six months of both 2003 and 2002.
         Drilling and Formation Evaluation segment revenues for the first half of 2003 declined $19 million compared to the first half of 2002. International revenues were 72% of total revenues in the first six months of 2003 and 2002. Mono Pumps, which was sold in January 2003, contributed approximately $40 million in revenues in the first six months of 2002 to our drilling services product line. The loss of Mono Pumps revenue was partially offset by revenues in the remainder of our drilling services product line as contracts that were expiring in the United Kingdom were more than offset by new contracts, primarily in West Africa and Ecuador. Logging services revenues decreased by $9 million due to lower sales in China and reduced activity in Venezuela.
         On a geographic basis, the sale of Mono Pumps negatively impacted segment revenues in North America by $17 million, in Europe/Africa by $11 million, and in Middle East/Asia by $12 million for the first six months of 2003 compared to the first six months of 2002. Increased logging services activity in the United States and higher drill bit sales in the United States and Canada accounted for a $10 million increase in revenues. Middle East/Asia revenues for the segment were positively impacted by increased drilling services activity. Revenues were $6 million lower in Latin America where an increase in activity in Mexico was more than offset by reductions in Venezuela, as activity was slow to pick up after the recent civil unrest, and Brazil.
         Fluids segment revenues were higher by $95 million in the first half of 2003, an increase of 11% from the first six months of 2002. International revenues were 55% of total revenues in the first six months of 2003 compared to 52% in the first six months of 2002. Drilling fluids, which was up 12%, contributed to the majority of the increase due to higher land rig counts in the United States.

         On a geographic basis, all regions had increases in segment revenue due to increased activity in both drilling fluids and cementing. On a percentage basis the largest increase in revenues was in Middle East/Asia due to increased activity in the former Soviet Union, Caspian and Indonesia. In addition, Latin America revenues were slightly higher due to increased work in Mexico which was offset by lower activity in Venezuela.
         Production Optimization segment revenues were $1.3 billion for the first six months of 2003, an increase of $76 million, or 6% from the first six months of 2002. International revenues were 54% of total revenues in the first half of 2003 compared to 51% in the first half of 2002 as activity picked up in the Middle East following the end of the war in Iraq. The sale of Halliburton Measurement Systems had a $3 million negative impact on segment revenues during the first half of 2003. Our production enhancement product line was up 9%, where United States revenue was up as a result of higher land rig counts.
         On a geographic basis, Middle East/Asia revenues for the segment were up $50 million due to higher sales to Kazakhstan, and higher activity in Australia, Brunei and Iraq offset by lower activity in Indonesia. Revenues were $12 million higher in Latin America where an increase in Mexico was partially offset by reductions in activity in Brazil and Venezuela.
         Landmark and Other Energy Services segment revenues were $278 million for the first six months of 2003, a decrease of $206 million, or 43%, from the first half of 2002. International revenues were 70% of total revenues in the 2003 first half compared to 77% in the first half of 2002. Lower segment revenues were primarily due to the contribution of most of the assets of Halliburton Subsea to Subsea 7, Inc. which, beginning in May 2002, was reported on an equity basis in the Production Optimization segment. The sale of Wellstream in March 2003 and the sale of integrated solutions projects in August 2002 also contributed to the decrease.
         Engineering and Construction Group revenues for the six months ended June 30, 2003 of $3.3 billion were 17% higher than in the six months ended June 30, 2002. The improvement was due to revenue increases in government related activities and onshore projects, partially offset by declines in offshore projects. Revenues from government services were up 78% on increased work in the Middle East for the United States and the United Kingdom governments, offset slightly by lower revenues on the Balkans project, which is in its final stages. Onshore revenues were up 17%, primarily due to increases on a project in Nigeria and progress on several new projects. The 16% decrease in offshore project revenue reflects reduced activity on the Barracuda-Caratinga project in Brazil and projects in the Philippines and Nigeria that are nearing the completion phase. Operations and maintenance revenues were down 9% compared to the first six months of 2002 due to the loss of several contracts that have not been replaced.

OPERATING INCOME

                                               First Six Months
                                          --------------------------   Increase
Millions of dollars                          2003          2002       (decrease)
----------------------------------------------------------------------------------
Drilling and Formation Evaluation           $   115      $    80       $    35
Fluids                                          123          100            23
Production Optimization                         183          189            (6)
Landmark and Other Energy Services               (6)        (130)          124
----------------------------------------------------------------------------------
   Total Energy Services Group                  415          239           176
----------------------------------------------------------------------------------
Engineering and Construction Group             (167)        (508)          341
General corporate                               (35)         (13)          (22)
----------------------------------------------------------------------------------
Total operating income                      $   213      $  (282)      $   495
==================================================================================

         Consolidated operating income of $213 million was $495 million higher in the first six months of 2003 compared to the first half of 2002. This change is attributable to several significant items incurred during the first half of 2003 and 2002.
         The significant items for the first six months of 2003 included:
              - $228 million loss in the Engineering and Construction Group related to the Barracuda-Caratinga project in Brazil;
              - $15 million loss in the Landmark and Other Energy Services segment on the sale of Wellstream;

              - $24 million gain in the Production Optimization segment on the sale of Halliburton Measurement Systems; and
              - $36 million gain in the Drilling and Formation Evaluation segment on the sale of Mono Pumps.
The net effect of these  second  quarter  2003 items was a loss of $183 million.
         The significant items for the first six months of 2002 included:
              - $67 million in expense related to restructuring charges, of which $42 million related to Landmark and Other Energy Services, $14 million related to the Engineering and Construction Group, and $11 million related to General corporate;
              - $119 million loss in the Engineering and Construction Group related to the Barracuda-Caratinga project in Brazil;
              - $410 million loss in the Engineering and Construction Group related to asbestos exposures;
              - $61 million loss in the Landmark and Other Energy Services segment on the impairment of our 50% equity investment in the Bredero-Shaw joint venture; and
              - $108 million gain in the Landmark and Other Energy Services segment on the sale of European Marine Contractors Ltd.
The net effect of these second quarter 2002 items was a loss of $549 million. Drilling and Formation Evaluation segment operating income totaled $115 million for the first six months of 2003 compared to $80 million in the first six months of 2002. Operating income decreased $10 million in drilling services partly due to the $5 million impact of having less than a month of Mono Pumps' operations in 2003 due to the sale of Mono Pumps in January 2003. Drill bits operating income was down $3 million primarily due to lower activity in the Middle East and pricing pressures in the United States while logging benefited from lower discounts in the United States. Operating income also included a $36 million gain on the sale of Mono Pumps in January of 2003.
         Geographically, segment operating income decreased $4 million in Latin America due to lower activity across the segment in Venezuela and Brazil offset by increased activity for logging services and drill bits in Mexico and due to a new drilling systems contract in Ecuador. A $12 million gain on the United Kingdom portion of the sale of Mono Pumps positively impacted segment operating income in Europe/Africa, along with higher activity in the North Sea and West Africa.
         Fluids segment operating income for the first six months of 2003 was up $23 million, or 23%, from the first six months of 2002. The increase was mostly in drilling fluids.
         Geographically, all regions showed improved segment operating income in the first six months of 2003 compared to the first six months of 2002 except North America, which was flat with increased operating income for drilling fluids offset by lower operating income in cementing. Pricing pressures contributed to lower operating income in cementing in North America. Drilling fluids benefited from higher sales of environmentally friendly fluids and improved contract terms.
         Production Optimization segment operating income for the first half of 2003 decreased $6 million from the first half of 2002 with decreases across all product lines. Operating income included a $24 million gain on the sale of Halliburton Measurement Systems in the second quarter 2003. Operating income and margins decreased in all product lines due to continued pricing pressures throughout the six months combined with higher inventory adjustments and higher operating costs in the North American region. The largest decreases came in completion products and services which declined $14 million and tools and testing which declined $9 million. Subsea 7, Inc. declined $2 million for the period due to operating losses in the first quarter of 2003.
         Segment operating income was down in the first half of 2003 compared to the first half of 2002 in all geographic regions except Latin America, which showed a $13 million increase reflecting increased activity in Mexico offset by lower results in Brazil. Europe/Africa had a $6 million decrease compared to the first six months of 2002 due to higher inventory obsolescence and equipment mobilization costs as well as costs associated with early termination of a contract in Norway.

         Landmark and Other Energy Services segment operating income for the first half of 2003 increased $124 million from the first six months of 2002 due to the following:
              -   improved 2003 results in integrated solutions  projects in the
                  United States, Indonesia and Iraq;
              -   a  $61  million  impairment  in  our 50% equity  investment in
                  Bredero-Shaw in the second quarter 2002;
              -   $42 million of restructuring charges incurred in 2002;
              -   BJ Services litigation damage award of $98 million  accrued in
                  2002;
              -   impairment  charges   in  the  second  quarter  of  2002   for
                  integrated  solutions  projects  of  $32  million,  which were partially offset by:
              -   $108 million gain on the  sale of European Marine  Contractors
                  Ltd. in the first quarter of 2002; and
              -   loss of $15 million on  the sale of our Wellstream business in
                  March 2003.
         Engineering and Construction Group operating loss of $167 million in the first six months of 2003 decreased $341 million compared to the first half of 2002. The improvement in operating results was due to $410 million in asbestos charges and a $14 million restructuring charge that impacted the first six months of 2002 compared to a $2 million asbestos charge and no restructuring charges in the first six months of 2003. Income from government related activities improved by $29 million from the first half of 2002, mainly related to operations in the Middle East and our shipyard in the United Kingdom. The Barracuda-Caratinga project recognized a $228 million loss in the first half of 2003 compared to a $119 million loss in the first six months of 2002. The losses on the Barracuda-Caratinga project in 2003 are due to identified higher cost trends and some actual and committed costs exceeding estimated costs. In addition, schedule delays have added to the costs of the project during the first half of the year. Onshore results declined $29 million due mainly to schedule delays on a project in Europe and a project in Malaysia nearing completion.
         General corporate expenses for the first six months of 2003 were $35 million compared to $13 million for the first six months of 2002. General corporate expenses were higher in 2003 as the first six months of 2002 included a $28 million pretax gain for the value of stock received from the demutualization of an insurance provider offset by 2002 restructuring charges of $11 million. The higher 2003 expenses also relate to preparations for the certifications required under Section 404 of the Sarbanes-Oxley Act.

NONOPERATING ITEMS

         Interest expense of $52 million for the first six months of 2003 decreased $10 million compared to the first six months of 2002. The decrease is due to $4 million in pre-judgment interest recorded in the 2002 second quarter related to the BJ Services patent infringement judgment and lower average borrowings in the first six months of 2003.
         Foreign exchange gains, net were $13 million in the current year compared to a $13 million loss in the first half of last year. The increase was due to a $15 million gain in the United Kingdom and an $8 million gain in Canada in 2003 combined with the absence of foreign exchange losses in 2002 stemming from the economic crisis in Argentina.
         Provision for income taxes of $79 million resulted in an effective tax rate of 41% in the first half of 2003, versus a benefit for income taxes in the first half of 2002 of $41 million and an effective tax rate of 12%. The first half of 2002 effective rate was low due to the tax impact of the impairment loss on Bredero-Shaw and charges associated with our asbestos exposure. The asbestos accrual generated a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections. As a result we recorded a partial valuation allowance. The Bredero-Shaw loss created a capital loss for which we had no capital gains to offset and therefore no tax benefit was booked for the loss.
         Loss from discontinued operations, net of tax was a $24 million loss, or $0.05 per diluted share, for the first half of 2003 compared to $168 million, or $0.39 per diluted share, for 2002. The loss in the first half of 2003 was due to charges related to our July 2003 funding of the debtor-in-possession financing to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding that is expected to be forgiven by Halliburton on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries. In addition, discontinued operations included professional fees associated with the due diligence and other aspects of the proposed settlement for asbestos liabilities offset by a release of environmental and legal reserves related to indemnities that were part of our disposition of the Dresser Equipment Group that are no longer needed. The loss in the first half of 2002 was due primarily to charges recorded for asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing.
         Cumulative effect of change in accounting principle, net was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations".

LIQUIDITY AND CAPITAL RESOURCES

         We ended the second quarter of 2003 with cash and equivalents of $1.9 billion, an increase of $752 million from the end of 2002.
         Cash flows from operating activities used $213 million in the first six months of 2003 compared to providing $620 million in the first half of 2002. Working capital items, which include receivables, sale of receivables, inventories, accounts payable and other working capital, net, used $373 million of cash in the first six months of 2003 compared to providing $333 million in the same period of 2002. The major uses of working capital during the first half of 2003 included the commencement of the Los Alamos contract by KBR and increased activity in the Middle East due to new work related to Iraq. Our government services activities could continue to use significant amounts of working capital in the short term. Included in changes to other operating activities for the first six months of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing.
         Cash flows from investing activities provided $50 million in the first six months of 2003 and used $414 million in the same period of 2002. Capital expenditures of $229 million in the first half of 2003 were about 43% lower than in the first six months of 2002. We have emphasized increased capital discipline in 2003 and expect our full year capital spending to be approximately $600 million, down compared to 2002. Capital spending in the first half of 2003 continued to be mainly attributable to the Energy Services Group primarily for directional and logging-while-drilling tools used in the Drilling and Formation Evaluation segment. In addition, in the first quarter of 2002, we invested $60 million in integrated solutions projects. Cash from dispositions of businesses in the first half of 2003 includes $136 million collected from the sale of Wellstream, $33 million collected from the sale of Halliburton Measurement Systems, and $23 million collected from the sale of Mono Pumps. Also included in cash from dispositions is $25 million collected on a note receivable that was received as a portion of the payment for Bredero-Shaw. Dispositions of businesses in the first half of 2002 included $134 million collected from the sale of our European Marine Contractors, Ltd. joint venture. The change in restricted cash for the first half of 2003 is primarily collateral for potential future insurance claim reimbursements. Included in the change in restricted cash for the first half of 2002 is a $106 million deposit that collateralized an appeal bond for a patent infringement judgment on appeal and $56 million as collateral for potential future insurance claim reimbursements. Also included in changes in restricted cash is $26 million primarily related to cash collateral agreements for letters of credit outstanding on several construction projects. Proceeds from the sale of securities in the first six months of 2003 of $57 million primarily relate to the sale of 2.5 million of National Oilwell common shares that were received in the disposition of Mono Pumps.
         Cash flows from financing activities provided $893 million in the first six months of 2003. In the first six months of 2002, financing activities used $101 million. Proceeds from long-term borrowings include $1.2 billion in proceeds from the issuance of convertible senior notes, net of $24 million of debt issuance costs. We also repaid our $139 million senior unsecured notes in the first six months of 2003. Dividends to shareholders used $109 million of cash in the first half of 2003 and 2002.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. We will have to raise additional funding for the proposed asbestos and silica settlement described below. Our combined short-term notes payable and long-term debt was 42% of total capitalization at June 30, 2003 and 30% at December 31, 2002. At June 30, 2003, we had $212 million in restricted cash included in "Other assets, net". See Note 7 to the financial statements. In addition, on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. Subsequent to the end of the second quarter 2003, we reduced the balance on our accounts receivable securitization facility to zero. This facility remains available to us for future use. See Note 8 to the financial statements. Currently, we expect capital expenditures in 2003 to be about $600 million. We have not finalized our capital expenditures budget for 2004 or later periods.
         Proposed asbestos and silica settlement. In December 2002, we reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries, Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, in 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos claimants. We have also reached agreements in principle with 48% of current silica claimants.
         The definitive agreements provide that:
              -   up to $2.775 billion in cash, 59.5 million  Halliburton shares
                  (valued at $1.4 billion using the stock price at June 30, 2003 of $23.00) and notes with a net present  value  expected to be less than $100  million will be paid to one or more trusts for the benefit of current and future asbestos and silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              -   DII  Industries and Kellogg Brown & Root will retain rights to the first $2.3  billion  of any  insurance  proceeds  with any proceeds  received between $2.3 billion and $3.0 billion going to the trust;
              -   the  agreement  is to be  implemented  through a  pre-packaged filing under Chapter 11 of the United States  Bankruptcy  Code for DII Industries and Kellogg Brown & Root, and some of their subsidiaries with United States operations; and
              -   the  funding  of  the  settlement  amounts  would  occur  upon receiving  final and  non-appealable  court  confirmation of a plan of reorganization  for DII Industries and Kellogg Brown &
                  Root  and  some  of  their  subsidiaries  with  United  States operations in the Chapter 11 proceeding.
         Among the prerequisites for concluding the proposed settlement are:
              -   agreement  on the amounts to  be  contributed to the trust for the benefit of silica claimants;
              -   completion of  our review  of the  current claims to establish that the claimed injuries are based on exposure to products of
                  DII  Industries, Kellogg  Brown &  Root, their subsidiaries or former businesses or subsidiaries;
              -   completion of our  medical review of  the injuries  alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              -   finalizing the  principal amount and terms  of the notes to be contributed to the trust;
              -   agreement with a proposed  representative  of future claimants and attorneys representing current claimants on procedures for distribution  of  settlement  funds  to  individuals  claiming personal injury;
              -   definitive  agreement with the attorneys  representing current asbestos  claimants  and a proposed  representative  of future claimants  on a plan  of  reorganization  for the  Chapter  11 filings of DII  Industries,  Kellogg  Brown & Root and some of
                  their   subsidiaries  with  United  States   operations;   and
                  agreement with the attorneys representing current asbestos and silica  claimants  with  respect  to  a  disclosure  statement explaining  the  pre-packaged  plan of  reorganization  to the current claimants;
              -   arrangement  of financing,  in addition to the proceeds of our
                  recent   offering  of  $1.2   billion   principal   amount  of
                  convertible senior notes, for the proposed settlement on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              -   distribution of a disclosure  statement and obtaining approval of a plan of reorganization from at least the required 75% of known present asbestos claimants and from a majority of known present silica claimants in order to complete the plan of reorganization; and
              -   obtaining final  and non-appealable bankruptcy  court approval and federal district court confirmation of the plan of reorganization.

         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisites for completion of the settlement. If we were unable to complete the proposed settlement, we would be required to resolve current and future asbestos claims in the tort system or, in the case of Harbison-Walker claims (see Note 11 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings.
         We are currently continuing our due diligence review of current asbestos claims to be included in the proposed settlement. We have now received in excess of 75% of the necessary files related to medical evidence and we have reviewed substantially all of the information provided. In regards to the product identification due diligence, the process is moving at a steady pace, but not as rapidly as the medical due diligence. In addition, we have not yet commenced any due diligence in regards to silica claims. While no assurance can be given, if we continue to receive documentation that is consistent with the recent quantity and quality of the documentation received to date, we expect that this documentation will provide an acceptable basis on which to proceed with the proposed settlement. One result of our due diligence review is the preliminary identification of more claims than contemplated by the proposed settlement. However, until the more recently identified claims are subject to a complete due diligence review, we will not be able to determine if these claims would be appropriately included under the proposed settlement. Many of these recently identified claims may be duplicative of previously submitted claims or may otherwise not be appropriately included under the proposed settlement. In the event that more claims are identified and validated than contemplated by the proposed settlement, the cash required to fund the settlement may modestly exceed $2.775 billion. If it does, we would need to decide whether to propose to adjust the settlement matrices to reduce the overall amounts, or increase the amounts we would be willing to pay to resolve the asbestos and silica liabilities.
         If we attempt to adjust the settlement matrices or otherwise attempt to renegotiate the terms of the proposed settlement, the attorneys representing the current asbestos claimants may not proceed with the settlement or may attempt to renegotiate the settlement amount to increase the aggregate amount of the settlement. Conversely, an increase in the amount of cash required may make completing the proposed settlement more difficult.
         In the event we elect to adjust the settlement matrices to reduce the average amounts per claim, a supplemental disclosure statement may be required, and if so, the claimants potentially adversely affected by the adjustment may have an opportunity to change their votes. The additional time to make such supplemental disclosure and opportunity to change votes may result in a delay in the Chapter 11 filing.
         Included in the next steps to complete the proposed settlement are (1) an agreement on the procedures for the distribution of settlement funds to individuals claiming personal injury and (2) an agreement on a plan of reorganization for Kellogg Brown & Root and DII Industries and some of their subsidiaries with United States operations and the related disclosure statement. We cannot predict the exact timing of the completion of these steps, but we expect that these prerequisites to making the Chapter 11 filing could be completed on a timeline that would allow the Chapter 11 filing to be made late in the third quarter or very early in the fourth quarter of 2003.
         The settlement agreements with attorneys representing current asbestos and silica claimants grant the attorneys a right to terminate their definitive agreement on 10 days' notice. While no right to terminate any settlement agreement has been exercised to date, there can be no assurance that claimants' attorneys will not exercise their right to terminate the settlement agreements.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries in numerous courts throughout the United States. The period of the stay contained in the temporary restraining order has been extended through September 30, 2003. Currently, there is no assurance that a stay will remain in effect beyond September 30, 2003, that a plan of reorganization will be proposed or confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries. Should the stay expire on September 30, 2003, the Bankruptcy Court established that discovery on the stayed claims cannot begin until November 1, 2003 and trial dates cannot be set before January 1, 2004.
         Harbison-Walker filed a proposed plan of reorganization on July 31, 2003. However, the proposed plan does not provide for a Section 524(g)/105 injunction for the benefit of DII Industries and other DII Industries businesses that share insurance with Harbison-Walker, and DII Industries has not consented to the plan. Although possible, at this time we do not believe it likely that

Harbison-Walker will propose or will be able to confirm a plan of reorganization in its bankruptcy proceeding that is acceptable to DII Industries within the meaning of the letter agreements with RHI Refractories.
         As an alternative, DII Industries has entered into a settlement in principle with Harbison-Walker which would resolve substantially all of the issues between them. This agreement is subject to negotiation of definitive documentation and court approval in Harbison-Walker's bankruptcy case. If approved by the court in Harbison-Walker's bankruptcy case, this agreement would provide for:
              -   channeling  of  asbestos  and silica  personal  injury  claims against Harbison-Walker and certain of its affiliates to the trusts created in the Chapter 11 cases being contemplated for DII Industries and Kellogg Brown & Root;
              -   release by Harbison-Walker and its affiliates of any rights in insurance shared with DII Industries on occurrence of the effective date of plan of reorganization for DII Industries;
              -   release by  DII Industries  of any right  to be indemnified by
                  Harbison-Walker for asbestos or silica personal injury claims;
              -   forgiveness  by DII  Industries  of  all of  Harbison-Walker's
                  obligations under the debtor-in-possession financing provided by DII Industries on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries;
              -   purchase by DII  Industries of  Harbison-Walker's  outstanding insurance receviables for an amount of approximately $50 million on the earliest of the effective date of a plan of reorganization for DII Industries, the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries or December 31, 2003. It is expected that a portion of this receivable could require a reserve for uncollectibility due to the insolvency of insurance carriers. This receivable and related allowance will be recorded in the third quarter 2003;
              -   guarantee  of  the insurance   receivable  purchase  price  by
                  Halliburton on a subordinated basis; and
              -   negotiation  between   the  parties  on  a  mutually-agreeable
                  structure for resolving other products or mass tort claims.
         Of the up to $2.775 billion cash amount included as part of the proposed settlement, approximately $450 million primarily relates to claims previously settled but unpaid by Harbison-Walker (see Note 11 to the financial statements), but not previously agreed to by us. As part of the proposed settlement, we have agreed that, if a Chapter 11 filing by DII Industries, Kellogg Brown & Root and their subsidiaries were to occur, we would pay this amount within four years if not paid sooner pursuant to a final bankruptcy court approved plan of reorganization for DII Industries, Kellogg Brown & Root and their subsidiaries with United States operations. Effective November 30, 2002, we are making cash payments in lieu of interest at a rate of 5% per annum to the holders of these claims. These cash payments in lieu of interest will be made in arrears at the end of February, May, August and November, beginning after certain conditions are met, until the earlier of the date that the $450 million is paid or the date the proposed settlement is abandoned.
         We continue to track legislative proposals for asbestos reform pending in the United States Congress. We understand that the United States Senate is currently working on draft legislation that would set up a national trust fund as the exclusive means for recovery for asbestos-related disease. We are not certain as to what contributions we would be required to make to such a trust, although we anticipate that they would be substantial and that they would continue for a significant number of years. In determining whether to approve the proposed settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations, the Halliburton Board of Directors will take into account the then-current status of these legislative initiatives.
         Proposed bankruptcy of DII Industries, Kellogg Brown & Root and subsidiaries. Under the terms of the proposed settlement, the settlement would be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations. Other than those debtors, none of the subsidiaries of Halliburton (including Halliburton Energy Services) or Halliburton itself will be a debtor in the Chapter 11 proceedings. We anticipate that Halliburton, Halliburton Energy Services and each of the debtors' non-debtor affiliates will continue normal operations and continue to fulfill all of their respective obligations in the ordinary course as they become due.
         As part of any proposed plan of reorganization, the debtors intend to seek approval of the bankruptcy court for debtor-in-possession financing to provide for operating needs and to provide additional liquidity during the pendency of the Chapter 11 proceeding. Halliburton intends, with the understanding of its lenders, to provide the debtor-in-possession financing to DII Industries and Kellogg Brown & Root. Arranging for debtor-in-possession financing is a condition precedent to the filing of any Chapter 11 proceeding.
         Any  plan of  reorganization  will  provide  that  all of the  debtors'
obligations under letters of credit, surety bonds, corporate guaranties and indemnity agreements (except for agreements relating to asbestos claims or silica claims) will be unimpaired. In addition, the Bankruptcy Code allows a debtor to assume most executory contracts without regard to bankruptcy default provisions, and it is the intention of DII Industries, Kellogg Brown & Root and the other filing entities to assume and continue to perform all such executory contracts. Representatives of DII Industries, Kellogg Brown & Root and their subsidiaries have advised their customers of this intention.
         After filing any Chapter 11 proceeding, the debtors would seek an order of the bankruptcy court scheduling a hearing to consider confirmation of the plan of reorganization. In order to be confirmed, the Bankruptcy Code requires that impaired classes of creditors vote to accept the plan of reorganization submitted by the debtors. In order to carry a class, approval of over one-half in number and at least two-thirds in amount are required. In addition, to obtain an injunction under Section 524(g) of the Bankruptcy Code, at least 75% of voting current asbestos claimants must vote to accept the plan of reorganization. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
              -   the plan of reorganization complies with applicable provisions of the Bankruptcy Code;
              -   the debtors have  complied with the  applicable provisions  of the Bankruptcy Code;
              -   the trust will value and pay similar present and future claims in substantially the same manner;
              -   the plan of reorganization has been proposed in good faith and not by any means forbidden by law; and
              -   any payment made or promised by the debtors to any person  for services, costs or expenses in or in connection with the Chapter 11 proceeding or the plan of reorganization has been or is reasonable.
         Section 524(g) of the Bankruptcy Code authorizes the bankruptcy court to enjoin entities from taking action to collect, recover or receive payment or recovery with respect to any asbestos claim or demand that is to be paid in whole or in part by a trust created by a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Section 105 of the Bankruptcy Code authorizes a similar injunction for silica claims. The injunction also may bar any action based on such claims or demands against the debtors that are directed at third parties. The order confirming the plan must be issued or affirmed by the federal district court that has jurisdiction over the case. After the expiration of the time for appeal of the order, the injunction becomes valid and enforceable.
         The debtors believe that, if they proceed with a Chapter 11 filing, they will be able to satisfy all the requirements of Section 524(g), so long as the requisite number of holders of asbestos claims vote in favor of the plan of reorganization. If the 524(g) and 105 injunctions are issued, all unsettled current asbestos claims, all future asbestos claims and all silica claims based on exposure that has already occurred will be channeled to a trust for payment, and the debtors and related parties (including Halliburton, Halliburton Energy Services and other subsidiaries and affiliates of Halliburton and the debtors) will be released from any further liability under the plan of reorganization.
         A prolonged Chapter 11 proceeding could adversely affect the debtors' relationships with customers, suppliers and employees, which in turn could adversely affect the debtors' competitive position, financial condition and results of operations. A weakening of the debtors' financial condition and results of operations could adversely affect the debtors' ability to implement the plan of reorganization.
         Financing the proposed asbestos and silica settlement. The plan of reorganization through which the proposed settlement will be implemented will require us to contribute approximately $2.775 billion in cash to the Section 524(g)/105 trust established for the benefit of claimants, which we will need to finance on terms acceptable to us. On June 30, 2003, we issued $1.2 billion of

3.125% convertible senior notes due July 15, 2023. We intend to use a portion of the net proceeds from the offering to fund a portion of the cash contribution required by the proposed settlement. In addition, we are pursuing a number of additional financing alternatives for the cash amount to be contributed to the trust. The availability of these alternatives depends in large part on market conditions. We are currently negotiating with several banks and non-bank lenders over the terms of multiple credit facilities. A proposed banking syndicate is currently performing due diligence in an effort to make a funding commitment before the bankruptcy filing. We will not proceed with the Chapter 11 filing for DII Industries, Kellogg Brown & Root and some of their subsidiaries until financing commitments are in place.
         The anticipated credit facilities include:
              -   a  revolving  line  of  credit  for  general  working  capital purposes;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the filing; and
              - a delayed-draw term facility to be available for cash funding of the trust for the benefit of claimants.
         The delayed-draw term facility is intended to eliminate uncertainty the capital markets might have concerning our ability to meet our funding requirement once final and non-appealable court confirmation of a plan of reorganization has been obtained.
         None of these credit facilities are currently in place, and there can be no assurances that we will complete these facilities. We are not obligated to enter into these facilities if the terms are not acceptable to us. Moreover, these facilities would only be available for limited periods of time. As a result, if the debtors were delayed in filing the Chapter 11 proceeding or delayed in completing the plan of reorganization after a Chapter 11 filing, the credit facilities may expire and no longer be available. In such circumstances, we would have to terminate the proposed settlement if replacement financing were not available on acceptable terms.
         We have sufficient authorized and unrestricted shares to issue 59.5 million shares to the trust. No shareholder approval is required for issuance of the shares.
         Credit ratings. Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure, and both agencies have indicated that the ratings continue under consideration for possible downgrade pending the results of the proposed settlement. Although our long-term ratings continue at investment grade levels, the cost of new borrowing is higher and our access to the debt markets is more volatile at the current rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of June 30, 2003, no amounts have been borrowed under these lines. If our credit ratings were to fall below investment grade, our credit line would be unavailable absent a successful renegotiation with our banks. In such event, we must also enter into good faith negotiations to amend our accounts receivable facility. Absent an agreed amendment within 60 days, amounts outstanding would be declared due and payable. As of June 30, 2003, the outstanding balance of our accounts receivable facility was $180 million, which was subsequently reduced to zero in July 2003.
         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering $52 million of letters of credit at June 30, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $141 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.

         Our Halliburton Elective Deferral Plan has a provision which states that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At June 30, 2003 this was approximately $48 million.
         In the event the ratings of our debt by either agency fall, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued, including at least $195 million which relate to our joint ventures' operations. The agreements with these banks contain terms and conditions that define when the banks can require cash collateralization of the entire line. Agreements with banks covering at least $150 million of letters of credit allow the bank to require cash collateralization for any reason, and agreements covering another at least $890 million of letters of credit allow the bank to require cash collateralization for the entire line in the event of a bankruptcy or insolvency event involving one of our subsidiaries that will be a party to the proposed Chapter 11.
         Our letters of credit also contain terms and conditions that define when they may be drawn. At least $230 million of letters of credit permit the beneficiary of such letters of credit to draw against the line for any reason and another at least $560 million of letters of credit permit the beneficiary of such letters of credit to draw against the line in the event of a bankruptcy or insolvency event involving one of our subsidiaries who will be party to the proposed reorganization proceedings.
         Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit had been issued on the Barracuda-Caratinga project. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreement includes provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed settlement through December 31, 2003.
         As such, requirements for us to cash collateralize letters of credit and surety bonds by issuers and beneficiaries of these instruments could be caused by:
              -   our plans to place DII  Industries,  Kellogg  Brown & Root and some of their subsidiaries with United States operations into a pre-packaged Chapter 11 proceeding as part of the proposed settlement;
              -   in  the  absence  of  the  proposed  settlement,  one or  more substantial adverse judgments;
              -   not  being  able  to  recover   on   a timely  basis insurance
                  reimbursement; or
              -   a reduction in credit ratings.
         Uncertainty may also hinder our ability to access new letters of credit in the future. This could impede our liquidity and/or our ability to conduct normal operations.
         Our anticipated credit facilities related to the proposed asbestos and silica settlement would include a master letter of credit facility intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the anticipated Chapter 11 proceedings by DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations. The master letter of credit facility would also provide collateral for issuers of our existing letters of credit if such letters of credit are drawn and the issuing bank provides cash for collateral or reimbursement. If any of such existing letters of credit are drawn during the bankruptcy and the bank issuing the letter of credit provides cash to collateralize or reimburse for such draws, it is anticipated that the letter of credit facility would provide the cash needed for such draws, with any borrowings being converted into term loans. However, this master letter of credit facility is not currently in place, and, if we were required to cash collateralize letters of credit prior to obtaining the facility, we would be required to use cash on hand or existing credit facilities. Substantial cash collateralization requirements prior to our being able to enter into a new master letter of credit facility may have a material adverse effect on our financial condition. We will not enter into the pre-packaged Chapter 11 filing without having this credit facility in place. There can be no assurance that we will be able to enter into such a facility on reasonable terms or on terms acceptable to us or at all. In addition, representatives of DII Industries, Kellogg Brown & Root and their subsidiaries are having continuing discussions with their customers in order to reduce the possibility that any material draw on the existing letters of credit will occur due to the anticipated Chapter 11 proceedings.
         In the past, no significant claims have been made against letters of credit issued on our behalf.
         Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner's representative is Petroleo Brasilero SA (Petrobras), the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading platforms, or FPSOs, 33 hydrocarbon production wells, 18 water injection wells and all sub-sea flow lines and risers necessary to connect the underwater wells to the FPSOs.
         KBR's performance under the contract is secured by:
              -   three  performance  letters of credit,  which together have an available credit of approximately $266 million as of June 30, 2003 and which represent approximately 10% of the contract amount, as amended to date by change orders;
              -   a  retainage  letter of  credit in  an amount  equal  to  $141 million as of June 30, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              -   a  guarantee   of  KBR's  performance   of  the  agreement  by
                  Halliburton Company in favor of the project owner.
         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were to be drawn, KBR would be required to fund the amount of the draw to the issuing banks. To the extent KBR cannot fund the amount of the draw, Halliburton would be required to do so, which could have a material adverse effect on Halliburton's financial condition and results of operations.
         In addition, the proposed Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the proposed settlement of its asbestos claims would constitute an event of default under the contract that would allow the owner (with the approval of the lenders financing the project) to assert a right to draw the letters of credit unless waivers are obtained. The proposed Chapter 11 filing would also constitute an event of default under the owner's loan agreements with the lenders that would allow the lenders to cease funding the project. We believe that it is unlikely that the owner will make a draw on the letters of credit as a result of the proposed Chapter 11 filing. We also believe it is unlikely that the lenders will exercise any right to cease funding the project given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project or that the owner will not require funding of the letters of credit by KBR.
         In the event that KBR was determined after an arbitration proceeding to have been in default under the contract with Petrobras, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments previously received by KBR to the extent they have not been repaid.
         In addition to the amounts described above, KBR may have to pay liquidated damages if the project is delayed beyond the original contract completion date. KBR expects that the project will likely be completed at least 16 months later than the original contract completion date. Although KBR believes that the project's delay is due primarily to the actions of the project owner, in the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of approximately $1 million per day of delay caused by KBR, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $266 million as of June 30, 2003).

         As of June 30, 2003, the project was approximately 75% complete and KBR had recorded a pretax loss of $345 million related to the project, of which $173 million was recorded in the second quarter of 2003. The second quarter 2003 charge was due to higher cost estimates, schedule extensions, increased project contingencies and other factors identified during the quarterly review of the project. The probable unapproved claims included in determining the loss on the project were $182 million as of June 30, 2003. The claims for the project most likely will not be settled within one year. Accordingly, based upon the contract being approximately 75% complete, probable unapproved claims of $134 million at June 30, 2003 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets, net" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, issued formal change orders worth approximately $61 million which are not included in the $182 million in probable unapproved claims.
         In June 2003, Halliburton, KBR and Petrobras, on behalf of the project owner, entered into a non-binding heads of agreement that would resolve some of the disputed issues between the parties, subject to final agreement and lender approval. The original completion date for the Barracuda project was December 2003 and the original completion date for the Caratinga project was April 2004. Under the heads of agreement, the project owner would grant an extension of time to the original completion dates and other milestone dates that averages approximately 12 months, delay any attempt to assess the original liquidated damages against KBR for project delays beyond 12 months and up to 18 months, delay any drawing of letters of credit with respect to such liquidated damages and delay the return of any of the $300 million in advance payments until after arbitration. The heads of agreement also provides for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels for a delay from the original schedule beyond 18 months (subject to the total cap on liquidated damages of 10% of the final contract amount). The heads of agreement does not delay the drawing of letters of credit for these liquidated damages. The extension of the original completion dates and other milestones would significantly reduce the likelihood of KBR incurring liquidated damages on the project. Nevertheless, KBR continues to have exposure for substantial liquidated damages for delays in the completion of the project.
         Under the heads of agreement, the project owner has agreed to pay $59 million of KBR's disputed claims (which are included in the $182 million of probable unapproved claims as of June 30, 2003) and to arbitrate additional claims. The maximum recovery from the claims to be arbitrated would be capped at $375 million. The heads of agreement also allows the project owner or Petrobras to arbitrate additional claims against KBR, not including liquidated damages, the maximum recovery from which would be capped at $380 million. KBR believes the claims made to date by the project owner are based on a delay in project completion. KBR's contract with the project owner excludes consequential damages and, as indicated above, provides for liquidated damages in the event of delay in completion of the project. While there can be no assurance that the arbitrator will agree, KBR believes if it is determined that KBR is liable for delays, the project owner would be entitled to liquidated damages in amounts up to those referred to above, and not to an additional $380 million.
         The finalization of the heads of agreement is subject to project lender approval. The parties have had discussions with the lenders and based on these discussions have agreed to certain modifications to the original terms of the heads of agreement to conform to the lenders' requirements. They have agreed that the $300 million in advance payments would be due on the earliest of December 7, 2004, the completion of any arbitration or the resolution of all claims between the project owner and KBR. Likewise, the project owner's obligation to defer drawing letters of credit with respect to liquidated damages for delays between 12 and 18 months would extend only until December 7, 2004. The discussions with the lenders are not yet complete, and no agreement for their approval has yet been obtained. While we believe the lenders have an incentive to approve the heads of agreement and complete the financing of the project, and the parties have agreed to the modifications described above to the heads of agreement to secure the lenders' approval, there is no assurance that they will do so. If the lenders do not consent to the heads of agreement, Petrobras may be forced to secure other funding to complete the project. There is no assurance that Petrobras will pursue or will be able to secure such funding.
         Absent lender approval of the heads of agreement, KBR could be subject to additional liquidated damages and other claims, be subject to the letters of credit being drawn and be required to return the $300 million in advance payments in accordance with the original contract terms. The original contract terms require repayment through $300 million of credits to the last $350 million of invoices on the contract. No assurance can be given that the heads of agreement will be finalized or that the lenders will approve the heads of agreement or that the lenders will approve the heads of agreement without revisions that could adversely affect KBR.
         The project owner has procured project finance funding obligations from various lenders to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the lenders cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original loan documents provide that the lenders are not obligated to continue to fund the project if the project has been delayed for more than 6 months. In November 2002, the lenders agreed to extend the 6-month period to 12 months. Other provisions in the loan documents may provide for additional time extensions. However, delays beyond 12 months may require lender consent in order to obtain additional funding. While we believe the lenders have an incentive to complete the financing of the project, there is no assurance that they would do so. If the lenders did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the lenders have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors. Under the loan documents, the availability date for loan draws expires December 1, 2003. As a condition to approving the heads of agreement, the lenders will require the project owner to draw all remaining available funds prior to December 1, 2003, and to escrow the funds for the exclusive use of paying project costs. No funds may be paid to Petrobras or its subsidiary (which is funding the drilling costs of the project) until all amounts due to KBR, including amounts due for the claims, are liquidated and paid. While this potentially increases the funds available for payment to KBR, KBR is not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future KBR claims and change orders.
         KBR has now begun to fund operating cash shortfalls on the project and would be obligated to fund such shortages over the remaining project life in an amount we currently estimate to be approximately $500 million (assuming generally that neither we nor the project owner are successful in recovering claims against the other and that no liquidated damages are imposed). Under the same assumptions, except assuming that KBR recovers unapproved claims in the amounts currently recorded on our books, the cash shortfall would be approximately $320 million. While KBR believes it will recover amounts in excess of the amount of unapproved claims on its books, there can be no assurance that it will do so.
         Current maturities. We had $166 million of current maturities of long-term debt as of June 30, 2003. Subsequent to second quarter 2003, we repaid a $150 million medium-term note due July 2003.
         Cash and cash equivalents. We ended June 30, 2003 with cash and equivalents of $1.9 billion.

OFF BALANCE SHEET RISK

         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. The assets of the funding subsidiary are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.

         The amount of undivided interests, which can be sold under the program, varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and may from time to time sell additional undivided ownership interests. The total amount outstanding under this facility was $180 million as of June 30, 2003. The amount of undivided ownership interest in the pool of receivables sold to the unaffiliated companies is reflected as a reduction of accounts receivable in our consolidated balance sheet. In July 2003, the balance outstanding under this facility was reduced to zero.

ENVIRONMENTAL MATTERS

         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations by which we must also abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability. As of June 30, 2003, those nine sites accounted for approximately $7 million of our total $36 million liability. See Note 12 to the financial statements.

FORWARD-LOOKING INFORMATION

         Looking ahead, we believe United States activity levels will increase modestly in the second half of this year. In particular, we expect continued strong drilling activity onshore in North America provided natural gas or oil prices do not decline significantly from current levels. Activity in the United States Gulf of Mexico has been disappointing in the first half of this year and we expect only a modest improvement through year end. Outside of North America, we expect rig counts will be flat to up slightly for the balance of the year. Mexico has also shown a significant increase in drilling activity, and we expect this high level of activity to continue in the near term. Pricing on new contracts for certain of our products and services began to improve in the second quarter. We expect that the pricing environment will gradually improve for the balance of the year. We are currently implementing price increases and discount reductions in selected product lines and geographies.
         In the longer-term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities.
         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like "may", "may not", "believes", "do not believe", "expects", "do not expect", "plans", "does not plan", "anticipate", "do not anticipate", and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.

         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially adversely affect our financial condition and results of operations, including risks relating to:
         Asbestos
              - completion of the proposed settlement, prerequisites which include:
                      - agreement on the total number of current asbestos and silica personal injury claims and the aggregate compensation for such claims within the parameters of the proposed settlement;
                      -   agreement  on  the  amounts  to be  contributed to the
                          trust for the  benefit of current silica claimants;
                      -   our  due diligence  review  for  product  exposure and
                          medical basis for claims;
                      - agreement on procedures for distribution of settlement funds to individuals claiming personal injury;
                      - determining whether, after diligence and the identification of duplicate claims, payment of the claims submitted would exceed the $2.775 billion cash portion of the asbestos settlement, and the manner in which we and the claimants respond to these matters;
                      - definitive agreement on a plan of reorganization and disclosure statement relating to the proposed settlement;
                      - arrangement of acceptable financing to fund the proposed settlement;
                      -   Board of Directors approval;
                      - obtaining approval from 75% of current asbestos claimants and the requisite silica claimants to the plan of reorganization implementing the proposed settlement;
                      - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization;
                      - finalizing the settlement agreement with Harbison-Walker and obtaining bankruptcy court approval thereof; and
                      - Harbison-Walker obtaining approval of its proposed plan of reorganization in a form satisfactory to us;
              - the results of being unable to complete the proposed settlement, including:
                      - continuing asbestos and silica litigation against us, which would include the possibility of substantial adverse judgments, the timing of which could not be controlled or predicted, and the obligation to provide appeals bonds pending any appeal of any such judgment, some or all of which may require us to post cash collateral;
                      - current and future asbestos claims settlement and defense costs, including the inability to completely control the timing of such costs and the possibility of increased costs to resolve personal injury claims;
                      - the possibility of an increase in the number and type of asbestos and silica claims against us in the future;
                      - future events in the Harbison-Walker bankruptcy proceeding, including the possibility of discontinuation of the temporary restraining order entered by the Harbison-Walker bankruptcy court that applies to over 200,000 pending claims against DII Industries; and
                      - any adverse changes to the tort system allowing additional claims or judgments against us;
              - the results of being unable to recover, or being delayed in recovering, insurance reimbursement in the amounts anticipated to cover a part of the costs incurred defending asbestos and silica claims, and amounts paid to settle claims or as a result of court judgments, due to:
                      - the inability or unwillingness of insurers to timely reimburse for claims in the future;
                      - disputes as to documentation requirements for DII Industries in order to recover claims paid;

                      - the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company or Federal-Mogul Products, Inc.;
                      -   the  insolvency  or  reduced  financial  viability  of
                          insurers;
                      - the cost of litigation to obtain insurance reimbursement; and
                      - adverse court decisions as to our rights to obtain insurance reimbursement;
              - the results of recovering, or agreeing in settlement of litigation to recover, less insurance reimbursement than the insurance receivable recorded in our financial statements;
              - continuing exposure to liability even after the proposed settlement is completed, including exposure to:
                      - any claims by claimants exposed outside of the United States;
                      -   possibly  any  claims  based  on  future  exposure  to
                          silica;
                      - property damage claims as a result of asbestos and silica use; or
                      - any claims against any other subsidiaries or business units of Halliburton that would not be released in the Chapter 11 proceeding through the 524(g) injunction;
              - liquidity risks resulting from being unable to complete a settlement or timely recovery of insurance reimbursement for amounts paid, each as discussed further below; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;
         Liquidity
              - adverse financial developments that could affect our available cash or lines of credit, including:
                      - the effects described above of not completing the proposed settlement or not being able to timely recover insurance reimbursement relating to amounts paid as part of a settlement or as a result of judgments against us or settlements paid in the absence of a settlement;
                      - our inability to provide cash collateral for letters of credit or any bonding requirements from customers or as a result of adverse judgments that we are appealing; and
                      - a reduction in our credit ratings as a result of the above or due to other adverse developments;
              - requirements to cash collateralize letters of credit and surety bonds by issuers and beneficiaries of these instruments in reaction to:
                      - our plans to place DII Industries, Kellogg Brown & Root and some of their subsidiaries into a pre-packaged Chapter 11 bankruptcy as part of the proposed settlement;
                      - in the absence of a settlement, one or more substantial adverse judgments;
                      - not being able to timely recover insurance reimbursement; or
                      -   a reduction in credit ratings;
              - our ability to secure financing on acceptable terms to fund our proposed settlement;
              - defaults that could occur under our and our subsidiaries' debt documents as a result of a Chapter 11 filing unless we are able to obtain consents or waivers to those events of default, which events of default could cause defaults under other of our credit facilities and possibly result in an obligation to immediately pay amounts due;
              - actions by issuers and beneficiaries of current letters of credit to draw under such letters of credit prior to our completion of a new letter of credit facility that is intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements;
              - reductions in our credit ratings by rating agencies, which could result in:
                      - the unavailability of borrowing capacity under our existing $350 million line of credit facility, which is only available to us if we maintain an investment grade credit rating;
                      - reduced access to lines of credit, credit markets and credit from suppliers under acceptable terms;
                      -   borrowing costs in the future; and
                      - inability to issue letters of credit and surety bonds with or without cash collateral;
              -   working capital requirements from time to time;

              -   debt and letter of credit covenants;
              -   volatility in the surety bond market;
              - availability of financing from the United States Export/Import Bank;
              -   ability to raise capital via the sale of stock; and
              - an adverse effect on our financial condition or results of operations as a result of any of the foregoing;
         Legal
              - litigation, including, for example, class action shareholder and derivative lawsuits, contract disputes, patent infringements, and environmental matters;
              - any adverse outcome of the SEC's current investigation into Halliburton's accounting policies, practices and procedures that could result in sanctions and the payment of fines or penalties, restatement of financials for years under review or additional shareholder lawsuits;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - restrictions on our ability to provide products and services to Iran, Iraq and Libya, all of which are significant producers of oil and gas;
              - protective government regulation in many of the countries where we operate, including, for example, regulations that:
                      -   encourage    or   mandate   the    hiring   of   local
                          contractors; and
                      - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
              - potentially adverse reaction, and time and expense responding to, the increased scrutiny of Halliburton by regulatory authorities, the media and others;
              - potential liability and adverse regulatory reaction in Nigeria to the theft from us of radioactive material used in wireline logging operations;
              - environmental laws and regulations, including, for example, those that:
                      -   require    emission    performance    standards    for
                          facilities; and
                      - the potential regulation in the United States of our Energy Services Group's hydraulic fracturing services and products as underground injection; and
              - the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations would negatively impact our Energy Services Group operating income;
         Effect of Chapter 11 Proceedings
              - the adverse effect on the ability of the subsidiaries that are proposed to file a Chapter 11 proceeding to obtain new orders from current or prospective customers;
              - the potential reluctance of current and prospective customers and suppliers to honor obligations or continue to transact business with the Chapter 11 filing entities;
              - the potential adverse effect of the Chapter 11 filing of negotiating favorable terms with customers, suppliers and other vendors;
              - a prolonged Chapter 11 proceeding that could adversely affect relationships with customers, suppliers and employees, which in turn could adversely affect our competitive position, financial condition and results of operations and our ability to implement the proposed plan of reorganization; and
              - the adverse affect on our financial condition or results of operations as a result of the foregoing;
         Geopolitical
              -   unrest in the Middle East that could:
                      -   impact the demand and pricing for oil and gas;
                      -   disrupt  our operations  in the  region and elsewhere;
                          and
                      -   increase our costs for security worldwide;
              - unsettled political conditions, consequences of war or other armed conflict, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions in many oil producing countries and countries in which we provide governmental logistical support that could adversely affect our revenues and profit. Countries where we operate which have significant amounts of political risk include Afghanistan,

                  Algeria, Angola, Colombia, Indonesia, Iraq, Libya, Nigeria, Russia, and Venezuela. For example, the national strike in
                  Venezuela as well as seizures of offshore oil rigs by protestors and cessation of operations by some of our customers in Nigeria disrupted our Energy Services Group's ability to provide services and products to our customers in these countries during first quarter 2003 and likely will continue to do so throughout the remainder of 2003; and
              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002 and in Venezuela in fourth quarter 2002;
         Weather related
              - severe weather that impacts our business, particularly in the Gulf of Mexico where we have significant operations. Impacts may include:
                      -   evacuation of personnel and curtailment of services;
                      -   weather  related damage  to  offshore   drilling  rigs
                          resulting in suspension of operations;
                      -   weather related damage to our facilities;
                      -   inability   to  deliver   materials  to   jobsites  in
                          accordance with contract schedules; and
                      -   loss of productivity; and
              - demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business. As a result, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers. Conversely, colder than normal winters in the United States result in increased demand for our services to gas producers;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in the Balkans and Iraq;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers including, for example, the merger of Conoco and Phillips Petroleum, has caused customers to reduce their capital spending which has negatively impacted the demand for our services and products;
              - potential adverse customer reaction, including potential draws upon letters of credit, due to their concerns about our plans to place DII Industries, Kellogg Brown & Root and some of their subsidiaries into a pre-packaged bankruptcy as part of the proposed settlement;
              - customer personnel changes due to mergers and consolidation which impacts the timing of contract negotiations and settlements of claims;
              - claim negotiations with engineering and construction customers on cost and schedule variances and change orders on major projects, including, for example, the Barracuda-Caratinga project in Brazil;
              - delay in customer spending due to consolidation and strategic changes such as sales of the shallow water properties in the Gulf of Mexico and recent sale of properties in the North Sea. Spending is typically delayed when new operators take over; and
              - ability of our customers to timely pay the amounts due us; Industry
              -   changes  in oil  and gas  prices, among  other things,  result from:
                      -   the uncertainty  as to the timing  of return  of Iraqi
                          oil production;
                      -   OPEC's ability  to set and maintain production  levels
                          and prices for oil;
                      -   the level of oil production by non-OPEC countries;
                      -   the policies of  governments regarding exploration for
                          and  production  and  development  of  their  oil  and
                          natural gas reserves;
                      -   the  level   of  demand  for  oil   and  natural  gas,
                          especially natural gas in the United States; and
                      -   the  level  of gas  storage in  the  northeast  United
                          States;

              - obsolescence of our proprietary technologies, equipment and facilities, or work processes;
              - changes in the price or the availability of commodities that we use;
              -   our ability  to obtain  key insurance  coverage  on acceptable terms;
              - non-performance, default or bankruptcy of joint venture partners, key suppliers or subcontractors;
              - performing fixed-price projects, where failure to meet schedules, cost estimates or performance targets could result in reduced profit margins or losses;
              - entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and
              - the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                      - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                      - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Systems
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
         No assurance can be given that our financial condition or results of operations would not be materially and adversely affected by some of the events described above, including:
              -   the inability to complete a settlement;
              - in the absence of a settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs relating to claims against us;
              - liquidity issues resulting from failure to complete a settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs, and resulting or concurrent credit ratings downgrades and/or demand for cash collateralization of letters of credit or surety bonds;
              - the filing of Chapter 11 proceedings by some of our subsidiaries or a prolonged Chapter 11 proceeding; and
              - adverse geopolitical developments, including armed conflict, civil disturbance and unsettled political conditions in foreign countries in which we operate.

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

Item 4.  Controls and Procedures
--------------------------------

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
         There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         On June 30, 2003, we issued $1.2 billion of 3.125% convertible senior notes due July 15, 2023. Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., ABN AMRO Incorporated, HSBC and The Royal Bank of Scotland plc, the initial purchasers of the notes, agreed to sell the notes only to persons whom they reasonably believe are "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933. The initial purchasers offered the notes at 100% of the principal amount thereof. The initial purchasers purchased the notes from us at 98% of the principal amount thereof.
         The notes are convertible into our common stock under any of the following circumstances:
              - during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous quarter is greater than or equal to 120% of the conversion price per share of our common stock on such last trading day;
              -   if the notes have been called for redemption;
              -   upon the occurrence of certain corporate transactions; or
              - during any period in which the credit ratings assigned to the notes by both Moody's and Standard & Poor's are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.
         The initial conversion price is $37.65 per share and is subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and common stock.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         At our Annual Meeting of Stockholders held on May 21, 2003, stockholders were asked to consider and act upon:
         (1)  the election of Directors for the ensuing year;
         (2) ratification of the selection of KPMG LLP as independent accountants to examine the financial statements and books and records of Halliburton for the year 2003;
         (3) a proposal to amend and restate the Halliburton Company 1993 Stock and Incentive Plan; and
         (4)  a stockholder proposal on executive severance agreements.
         The following table sets out, for each matter where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

         (1)    Election of Directors:

                Name of Nominee                           Votes For                   Votes Withheld

                Robert L. Crandall                        357,966,842                  10,979,634
                Kenneth T. Derr                           358,416,648                  10,529,828
                Charles J. DiBona                         359,872,432                   9,074,044
                W. R. Howell                              358,195,287                  10,751,189
                Ray L. Hunt                               358,394,321                  10,552,155
                David J. Lesar                            357,989,553                  10,956,923
                Aylwin B. Lewis                           359,982,433                   8,964,043
                J. Landis Martin                          359,981,448                   8,965,028
                Jay A. Precourt                           360,122,772                   8,823,704
                Debra L. Reed                             360,079,926                   8,866,550
                C. J. Silas                               358,308,083                  10,638,393


         (2)    Ratification of KPMG LLP as independent accountants:

                Number of Votes For                        356,903,869
                Number of Votes Against                      9,486,518
                Number of Votes Abstain                      2,556,089
                Number of Broker Non-Votes                           0

         (3) Proposal to amend and restate the Halliburton Company 1993 Stock and Incentive Plan:

                Number of Votes For                        268,381,549
                Number of Votes Against                     27,714,726
                Number of Votes Abstain                      3,472,864
                Number of Broker Non-Votes                  69,377,337

         (4)    Stockholder proposal on executive severance agreements:

                   Number of Votes For                     109,768,116
                   Number of Votes Against                 181,647,039
                   Number of Votes Abstain                   7,000,984
                   Number of Broker Non-Votes               70,530,337

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)    Exhibits

*       4.1     Senior Indenture  dated as of  June 30, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee.

*       4.2     Form  of note  of  3.125% Convertible  Senior Notes due July 15,
                2023 (included as Exhibit A to Exhibit 4.1 above).

*      10.1     Halliburton  Company 1993  Stock and  Incentive Plan, as amended and restated effective February 12, 2003.

*      31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                *    Filed with this Form 10-Q

         (b)    Reports on Form 8-K

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the second quarter of 2003:
April 29, 2003           April 28, 2003         Items 9 and 12. Regulation FD Disclosure and Disclosure of
                                                Results of Operations and Financial Condition for a press release announcing 2003 first quarter results.

May 9, 2003              May 8, 2003            Item 9. Regulation FD furnishing Certifications to the SEC pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
                                                906 of the Sarbanes-Oxley act of 2002, signed by David J. Lesar and C. Christopher Gaut.

May 23, 2003             May 21, 2003           Item 9. Regulation FD Disclosure for a press release announcing a
                                                2003 second quarter dividend.

May 23, 2003             May 21, 2003           Item 9. Regulation FD Disclosure for a press release announcing a correction of the 2003 second quarter dividend announcement.

May 30, 2003             May 30, 2003           Item 9. Regulation FD Disclosure for a press release announcing an agreement reached to settle class action lawsuits.

June 10, 2003            June 6, 2003           Item 9. Regulation FD Disclosure for a press release updating the status of the proposed global settlement.

June 11, 2003            June 9, 2003           Item 9. Regulation FD Disclosure for a press release announcing a conference call on July 31, 2003 to discuss 2003 second quarter financial results.

June 20, 2003            June 20, 2003          Item 9. Regulation FD Disclosure for a press release announcing updates on the Barracuda-Caratinga project, second quarter earnings guidance, and findings of due diligence on the proposed asbestos settlement.

June 25, 2003            June 23, 2003          Item 9. Regulation FD Disclosure for a press release announcing the offering of convertible senior notes to qualified
                                                institutional buyers pursuant to Rule 144A under the Securities
                                                Act of 1933.

June 25, 2003            June 24, 2003          Item 9. Regulation FD Disclosure for a press release announcing the pricing of convertible senior notes which were offered to qualified institutional buyers pursuant to Rule 144A under the
                                                Securities Act of 1933.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the third quarter of 2003:

July 18, 2003            July 17, 2003          Item 9. Regulation FD Disclosure for a press release announcing a
                                                2003 third quarter dividend.

July 21, 2003            July 21, 2003          Item 9. Regulation FD Disclosure for a press release announcing asbestos plaintiffs agree to extend the current stay on asbestos claims until September 30, 2003.

July 23, 2003            July 22, 2003          Item 9. Regulation FD Disclosure for a press release announcing the Harbison-Walker bankruptcy court approved an agreement to extend the current stay on asbestos claims through September 30,
                                                2003.

August 4, 2003           July 31, 2003          Item 12.Disclosure of Results of Operations and Financial
                                                Condition for a press release announcing 2003 second quarter results.

                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                       HALLIBURTON COMPANY




Date:    August 11, 2003               By:  /s/  C. Christopher Gaut
     ------------------------             ----------------------------------
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