Form 10-Q
period 2003-09-30
HALLIBURTON CO
filed 2003-11-07
CIK 45012

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003

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

Common stock, par value $2.50 per share:
Outstanding at October 24, 2003 - 438,063,997

                               HALLIBURTON COMPANY

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.         FINANCIAL INFORMATION                                                                       2

Item 1.         Financial Statements                                                                        2

                -  Condensed Consolidated Statements of Operations                                          2
                -  Condensed Consolidated Balance Sheets                                                    3
                -  Condensed Consolidated Statements of Cash Flows                                          4
                -  Notes to Quarterly Condensed Consolidated Financial Statements                           5

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      34

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                                 60

Item 4.         Controls and Procedures                                                                    60

PART II.        OTHER INFORMATION                                                                          61

Item 6.         Exhibits and Reports on Form 8-K                                                           61

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (Millions of dollars and shares except per share data)

                                                                     Three Months                 Nine Months
                                                                  Ended September 30          Ended September 30
                                                                ----------------------      ----------------------
                                                                  2003         2002            2003         2002
                                                                --------      --------      --------      --------
REVENUES:
Services                                                        $  3,661      $  2,510      $  9,396      $  7,789
Product sales                                                        474           455         1,398         1,372
Equity in earnings of unconsolidated affiliates                       13            17            13            63
                                                                --------      --------      --------      --------
Total revenues                                                  $  4,148      $  2,982      $ 10,807      $  9,224
                                                                --------      --------      --------      --------
OPERATING COSTS AND EXPENSES:
Cost of services                                                $  3,436      $  2,287      $  8,940      $  7,892
Cost of sales                                                        429           398         1,258         1,214
General and administrative                                            80            89           241           239
(Gain) loss on sale of business assets, net                           (1)           17           (49)          (30)
                                                                --------      --------      --------      --------
Total operating costs and expenses                              $  3,944      $  2,791      $ 10,390      $  9,315
                                                                --------      --------      --------      --------
OPERATING INCOME (LOSS)                                              204           191           417           (91)
Interest expense                                                     (33)          (29)          (85)          (91)
Interest income                                                        7             8            22            24
Foreign currency gains (losses), net                                 (17)            1            (4)          (12)
Other, net                                                            --            --             2             2
                                                                --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
     TAXES, MINORITY INTEREST, AND CHANGE IN ACCOUNTING
     PRINCIPLE, NET                                                  161           171           352          (168)
Provision for income taxes                                           (63)          (72)         (142)          (31)
Minority interest in net income of subsidiaries, net of tax           (6)           (5)          (17)          (15)
                                                                --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE CHANGE IN ACCOUNTING PRINCIPLE, NET                       92            94           193          (214)
Loss from discontinued operations, net of tax (provision)
     benefit of $(3), $0, $27 and $34                                (34)           --           (58)         (168)
Cumulative effect of change in accounting principle,
     net of tax benefit of $5                                         --            --            (8)           --
                                                                --------      --------      --------      --------
NET INCOME (LOSS)                                               $     58      $     94      $    127      $   (382)
                                                                ========      ========      ========      ========

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before change in
     accounting principle, net                                  $   0.21      $   0.22      $   0.44      $  (0.49)
Loss from discontinued operations, net                             (0.08)           --         (0.13)        (0.39)
Cumulative effect of change in accounting principle, net              --            --         (0.02)           --
                                                                --------      --------      --------      --------
Net income (loss)                                               $   0.13      $   0.22      $   0.29      $  (0.88)
                                                                ========      ========      ========      ========

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations before change in
     accounting principle, net                                  $   0.21      $   0.22      $   0.44      $  (0.49)
Loss from discontinued operations, net                             (0.08)           --         (0.13)        (0.39)
Cumulative effect of change in accounting principle, net              --            --         (0.02)           --
                                                                --------      --------      --------      --------
Net income (loss)                                               $   0.13      $   0.22      $   0.29      $  (0.88)
                                                                ========      ========      ========      ========
Cash dividends per share                                        $  0.125      $  0.125      $  0.375      $  0.375
Basic weighted average common shares outstanding                     435           432           434           432
Diluted weighted average common shares outstanding                   437           434           436           432

See notes to quarterly condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
             (Millions of dollars and shares except per share data)

                                                        September 30   December 31
                                                            2003          2002
                                                        ------------   -----------
                           ASSETS
CURRENT ASSETS:
Cash and equivalents                                      $  1,222      $  1,107
Receivables:
     Notes and accounts receivable, net                      3,004         2,533
     Unbilled work on uncompleted contracts                    996           724
                                                          --------      --------
Total receivables                                            4,000         3,257
Inventories                                                    731           734
Current deferred income taxes                                  244           200
Other current assets                                           422           262
                                                          --------      --------
TOTAL CURRENT ASSETS                                         6,619         5,560
Property, plant and equipment, net of accumulated
     depreciation of $3,477 and $3,323                       2,504         2,629
Equity in and advances to related companies                    446           413
Goodwill, net                                                  669           723
Noncurrent deferred income taxes                               636           607
Insurance for asbestos and silica related liabilities        2,061         2,059
Other assets, net                                              841           853
                                                          --------      --------
TOTAL ASSETS                                              $ 13,776      $ 12,844
                                                          ========      ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term notes payable                                  $     23      $     49
Current maturities of long-term debt                            21           295
Accounts payable                                               979         1,077
Accrued employee compensation and benefits                     346           370
Advanced billings on uncompleted contracts                     731           641
Deferred revenues                                               72           100
Income taxes payable                                           146           148
Estimated loss on uncompleted contracts                        242            82
Other current liabilities                                      534           510
                                                          --------      --------
TOTAL CURRENT LIABILITIES                                    3,094         3,272
Long-term debt                                               2,368         1,181
Employee compensation and benefits                             708           756
Asbestos and silica related liabilities                      3,387         3,425
Other liabilities                                              552           581
Minority interest in consolidated subsidiaries                  90            71
                                                          --------      --------
TOTAL LIABILITIES                                           10,199         9,286
                                                          --------      --------
SHAREHOLDERS' EQUITY:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 457 and 456 shares                   1,141         1,141
Paid-in capital in excess of par value                         270           293
Deferred compensation                                          (68)          (75)
Accumulated other comprehensive income                        (258)         (281)
Retained earnings                                            3,073         3,110
                                                          --------      --------
                                                             4,158         4,188
Less 19 and 20 shares of treasury stock, at cost               581           630
                                                          --------      --------
TOTAL SHAREHOLDERS' EQUITY                                   3,577         3,558
                                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 13,776      $ 12,844
                                                          ========      ========

See notes to quarterly condensed consolidated financial statements.

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (Millions of dollars)

                                                                                   Nine Months
                                                                                Ended September 30
                                                                               --------------------
                                                                                2003         2002
                                                                               -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $   127      $  (382)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations, net                                              58          168
Depreciation, depletion and amortization                                           384          402
Provision (benefit) for deferred income taxes                                      (73)           3
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                                    11            8
Change in accounting principle, net                                                  8           --
Gain on sale of assets, net                                                        (53)         (33)
Asbestos and silica related liabilities, net                                       (38)         460
Other non-cash items                                                               (12)          53
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                            (608)         492
Sale (reduction) of receivables in securitization program                         (180)         200
Inventories                                                                        (28)          16
Accounts payable                                                                  (101)          54
Other working capital, net                                                          (8)        (361)
Other operating activities                                                         (22)         (80)
                                                                               -------      -------
Total cash flows from operating activities                                        (535)       1,000
                                                                               -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (371)        (564)
Sales of property, plant and equipment                                              82          217
Dispositions (acquisitions) of businesses, net of cash disposed (acquired)         222          132
Proceeds from sale of securities                                                    57           --
Investments - restricted cash                                                      (23)        (192)
Other investing activities                                                         (32)         (10)
                                                                               -------      -------
Total cash flows from investing activities                                         (65)        (417)
                                                                               -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of offering costs                        1,177           --
Payments on long-term borrowings                                                  (290)         (79)
Borrowings (repayments) of short-term debt, net                                    (27)         (22)
Payments of dividends to shareholders                                             (164)        (164)
Other financing activities                                                           6           (7)
                                                                               -------      -------
Total cash flows from financing activities                                         702         (272)
                                                                               -------      -------
Effect of exchange rate changes on cash                                             13          (15)
                                                                               -------      -------
Increase in cash and equivalents                                                   115          296
Cash and equivalents at beginning of period                                      1,107          290
                                                                               -------      -------
CASH AND EQUIVALENTS AT END OF PERIOD                                          $ 1,222      $   586
                                                                               =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period for:
Interest                                                                       $    86      $    90
Income taxes                                                                   $   143      $   163

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

         The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read together with our 2002 Annual Report on Form 10-K, as adjusted by our Form 8-K filed on October 28, 2003. Certain prior period amounts have been reclassified to be consistent with the current presentation.

         In our opinion, the condensed consolidated financial statements included here contain all adjustments necessary to present fairly our financial position as of September 30, 2003, the results of our operations for the three and nine months ended September 30, 2003 and 2002 and our cash flows for the nine months ended September 30, 2003 and 2002. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2003 and 2002 may not be indicative of results for the full year.

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

         DRILLING AND FORMATION EVALUATION. The Drilling and Formation Evaluation segment is primarily involved in drilling and evaluating the formations related to bore-hole construction and initial oil and gas formation evaluation. The products and services in this segment incorporate integrated technologies, which offer synergies related to drilling activities and data gathering. The segment consists of drilling services, including directional drilling and measurement-while-drilling/logging-while-drilling; logging services; and drill bits. Included in this business segment are Sperry-Sun, logging and perforating and Security DBS. Also included is our Mono Pumps business, of which we disposed in the first quarter of 2003.

         FLUIDS. The Fluids segment focuses on fluid management and technologies to assist in the drilling and construction of oil and gas wells. Drilling fluids are used to provide for well control, drilling efficiency, and as a means of removing wellbore cuttings. Cementing services provide zonal isolation to prevent fluid movement between formations, ensure a bond to provide support for the casing, and provide wellbore reliability. Our Baroid and cementing product lines, along with our equity method investment in Enventure Global Technology, LLC, an expandable casing joint venture, are included in this segment.

         PRODUCTION OPTIMIZATION. The Production Optimization segment primarily tests, measures and provides means to manage and/or improve well production once a well is drilled and, in some cases, after it has been producing. This segment consists of:

            - production enhancement services (including fracturing, acidizing, coiled tubing, hydraulic workover, sand control, and pipeline and process services);
            - completion products and services (including well completion equipment, slickline and safety systems);
            - tools and testing services (including underbalanced applications, tubular conveyed perforating and testing services); and
            - subsea operations conducted in our 50% owned company, Subsea 7, Inc.

         LANDMARK AND OTHER ENERGY SERVICES. This segment represents integrated exploration and production software information systems, consulting services, real-time operations, smartwells, and other integrated solutions. Included in this business segment are Landmark Graphics, integrated solutions, Real Time Operations and our equity method investment in WellDynamics B.V., an intelligent well completions joint venture. Also included are Wellstream, Bredero-Shaw and European Marine Contractors Ltd., all of which have been sold.

         ENGINEERING AND CONSTRUCTION GROUP. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. Our Engineering and Construction Group offers:

            - onshore engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
            - offshore deepwater engineering and marine technology and worldwide construction capabilities;
            - government operations, construction, maintenance and logistics activities for government facilities and installations;
            - plant operations, maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
            -  civil engineering, consulting and project management services.

         The tables below present revenues and operating income (loss) by business segment on a comparable basis.

                                            Three Months                 Nine Months
                                         Ended September 30          Ended September 30
                                       ----------------------      ----------------------
Millions of dollars                      2003          2002          2003          2002
                                       --------      --------      --------      --------
REVENUES:
Drilling and Formation Evaluation      $    433      $    408      $  1,226      $  1,220
Fluids                                      510           449         1,508         1,352
Production Optimization                     730           655         2,052         1,901
Landmark and Other Energy Services          132           165           410           649
                                       --------      --------      --------      --------
     Total Energy Services Group          1,805         1,677         5,196         5,122
                                       --------      --------      --------      --------
Engineering and Construction Group        2,343         1,305         5,611         4,102
                                       --------      --------      --------      --------
Total                                  $  4,148      $  2,982      $ 10,807      $  9,224
                                       ========      ========      ========      ========

OPERATING INCOME (LOSS):
Drilling and Formation Evaluation      $     45      $     35      $    160      $    115
Fluids                                       55            54           178           154
Production Optimization                     122           103           305           292
Landmark and Other Energy Services          (52)            8           (58)         (122)
                                       --------      --------      --------      --------
     Total Energy Services Group            170           200           585           439
                                       --------      --------      --------      --------
Engineering and Construction Group           49            12          (118)         (496)
General Corporate                           (15)          (21)          (50)          (34)
                                       --------      --------      --------      --------
Total                                  $    204      $    191      $    417      $    (91)
                                       ========      ========      ========      ========

         Intersegment revenues are immaterial.

         Total revenues include $1.1 billion, or 27% of total consolidated revenues, for the third quarter 2003, and $1.8 billion, or 16%, of total consolidated revenues, for the nine months ended September 30, 2003 from the United States Government. Revenues from the United States Government during 2002 represented less than 10% of total consolidated revenues.

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

         WELLSTREAM. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions, to Candover Partners Ltd. for $136 million in cash. The assets sold included manufacturing plants in Newcastle on the Tyne, United Kingdom, and Panama City, Florida, as well as certain assets and contracts in Brazil. The transaction resulted in a pretax loss of $15 million ($12 million after tax, or $0.03 per diluted share), which is included in our Landmark and Other Energy Services segment. Included in the pretax loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax benefit for this loss on disposition was only 20%.

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

         BREDERO-SHAW. In the second quarter of 2002, we incurred an impairment charge of $61 million ($0.14 per diluted share) related to our then-pending sale of Bredero-Shaw. On September 30, 2002, we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The sale price of $149 million was comprised of $53 million in cash, a short-term note of $25 million and 7.7 million of ShawCor Class A Subordinate shares. Consequently, we recorded a 2002 third quarter pretax loss on the sale of $18 million, or $0.04 per diluted share, which is reflected in our Landmark and Other Energy Services segment. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in "Other, net" a $9 million pretax loss on the sale of ShawCor shares.

         EUROPEAN MARINE CONTRACTORS LTD. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Landmark and Other Energy Services segment, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million, resulting in a pretax gain of $108 million, or $0.15 per diluted share after tax. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option and received an additional $19 million and recorded a pretax gain of $3 million, or $0.01 per diluted share after tax, in "Other, net" in the statement of operations as a result of the increase in value of this option.

NOTE 4.  DISCONTINUED OPERATIONS

         During the nine months ended September 30, 2003, we recorded a pretax loss from discontinued operations of $85 million that included the following:

            - approximately $55 million in professional and other fees associated with due diligence, preparation, printing and distribution costs of the disclosure statement and other aspects of the proposed settlement for asbestos and silica liabilities;
            - a $30 million second quarter 2003 charge for the debtor-in-possession financing provided to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding, which was funded on July 31, 2003 and is expected to be forgiven by us on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries;
            - a $10 million allowance recorded in the third quarter 2003 for an estimated portion of uncollectible amounts related to the insurance receivables purchased from Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding; and
            - a $10 million release in the second quarter 2003 of environmental and legal accruals that were no longer required related to indemnities associated with our 2001 disposition of Dresser Equipment Group.

         During the second quarter of 2002, in connection with our asbestos econometric study, we recorded a pretax expense of $153 million to discontinued operations for existing and future asbestos claims and defense costs related to disposed businesses, net of anticipated insurance recoveries. See Note 11. We also recorded a pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing.

         During the first quarter of 2002, we recorded a pretax expense to discontinued operations of $3 million for asbestos claims and defense costs related to disposed businesses, net of anticipated insurance recoveries for asbestos claims. We also recorded pretax expense for a $40 million payment associated with the Harbison-Walker bankruptcy filing.

NOTE 5.  INCOME (LOSS) PER SHARE

                                                         Three Months        Nine Months
                                                      Ended September 30  Ended September 30
Millions of dollars and shares except                 ------------------  ------------------
per share data                                          2003      2002      2003      2002
                                                       -----     -----     -----     ------
Income (loss) from continuing operations before
     change in accounting principle, net               $  92     $  94     $ 193     $ (214)
                                                       =====     =====     =====     ======
Basic weighted average common shares outstanding         435       432       434        432
Effect of common stock equivalents                         2         2         2         --
                                                       -----     -----     -----     ------
Diluted weighted average common shares outstanding       437       434       436        432
                                                       =====     =====     =====     ======

Income (loss) per common share from continuing
     operations before change in accounting
     principle, net:
Basic                                                  $0.21     $0.22     $0.44     $(0.49)
                                                       =====     =====     =====     ======
Diluted                                                $0.21     $0.22     $0.44     $(0.49)
                                                       =====     =====     =====     ======

         Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Excluded from the computation of diluted income (loss) per common share are options to purchase 16 million shares of common stock which were outstanding during the three months ended September 30, 2003 and 15 million shares during the nine months ended September 30, 2003. These options were outstanding during the applicable period, but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 (see Note 15) were not included in the computation of diluted income (loss) per common share since the conditions for conversion had not been met as of September 30, 2003.

         For the nine months ended September 30, 2002, we used the basic weighted average shares in the calculation of diluted loss per common share, as the effect of the common stock equivalents (which totaled two million shares for this period) would be anti-dilutive based upon the net loss from continuing operations.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) adjustments to net income include the following:

                                                  Three Months           Nine Months
                                                Ended September 30   Ended September 30
                                                ------------------   ------------------
Millions of dollars                               2003      2002       2003       2002
                                                 -----     -----      -----      -----
Net income (loss)                                $  58     $  94      $ 127      $(382)
                                                 =====     =====      =====      =====
Cumulative translation adjustment                    1         9         13         44
Realization of losses included in net income        --        15         15         15
                                                 -----     -----      -----      -----
Net cumulative translation adjustment                1        24         28         59
Pension liability adjustments                       --        --         (7)        --
Unrealized gains (losses) on investments and
     derivatives                                     1        (2)         2         (2)
                                                 -----     -----      -----      -----
Total comprehensive income (loss)                $  60     $ 116      $ 150      $(325)
                                                 =====     =====      =====      =====

         Accumulated other comprehensive income consisted of the following:

                                                      September 30     December 31
Millions of dollars                                       2003            2002
                                                      ------------     -----------
Cumulative translation adjustments                      $    (93)       $   (121)
Pension liability adjustments                               (164)           (157)
Unrealized losses on investments and derivatives              (1)             (3)
                                                        --------        --------
Total accumulated other comprehensive income            $   (258)       $   (281)
                                                        ========        ========

NOTE 7.  RESTRICTED CASH

         At September 30, 2003 we had restricted cash of $213 million. Restricted cash consists of:

            - $108 million deposit that collateralizes a bond for a patent infringement judgment included in "Other current assets" (See
               Note 12);
            - $78 million as collateral for potential future insurance claim reimbursements included in "Other assets, net"; and
            - $27 million primarily related to cash collateral agreements for outstanding letters of credit for various projects included in "Other assets, net".

         At December 31, 2002 we had restricted cash of $190 million.

NOTE 8.  RECEIVABLE SECURITIZATION PROGRAM

         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.

         The amount of undivided interests which can be sold under the program varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and could from time to time sell additional undivided ownership interests. In July 2003, however, the balance outstanding under this facility was reduced to zero. The total amount outstanding under this facility continued to be zero as of September 30, 2003.

NOTE 9.  INVENTORIES

         Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and parts inventories for drill bits, completion products and bulk materials that are recorded using the last-in, first-out method and totaled $43 million at September 30, 2003 and December 31, 2002. If the average cost method had been used, total inventories would have been $18 million higher than reported at September 30, 2003 and $17 million higher than reported at December 31, 2002.

         Over 90% of remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method.

         Inventories at September 30, 2003 and December 31, 2002 are composed of the following:

                                   September 30      December 31
Millions of dollars                    2003              2002
                                   ------------      -----------
Finished products and parts          $   509           $   545
Raw materials and supplies               180               141
Work in process                           42                48
                                     -------           -------
Total                                $   731           $   734
                                     =======           =======

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

         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims, reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except where we, because of uncertainties in the estimation of costs on a limited number of projects, deem it prudent to defer income recognition, we do not delay income recognition until projects have reached a specified percentage of completion. We have not done so during the periods presented, although we followed such a practice for some offshore projects prior to the periods presented herein. Otherwise, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1). Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Unapproved claims are recorded to the extent of costs incurred and include no profit element. In substantially all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.

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

                                                September 30     December 31
Millions of dollars                                 2003             2002
                                                ------------     -----------
Probable unapproved claims (included
    in determining contract profit or loss)       $   310          $   279
Unapproved claims in unbilled work on
    uncompleted contracts                         $   282          $   210

         Our claims at September 30, 2003 are included in the table above. These claims relate to seven contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customers. The largest claim relates to the Barracuda-Caratinga contract which was approximately 78% complete at September 30, 2003. The probable unapproved claims included in determining this contract's loss were $182 million at September 30, 2003 and at December 31, 2002. As most of the claim elements for this contract will likely not be settled within one year, related amounts in unbilled work on uncompleted contracts of $157 million at September 30, 2003 and $115 million at December 31, 2002 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in "Other assets, net" on the balance sheet. All other claims included in the table above have been recorded to "Unbilled work on uncompleted contracts" included in the "Total receivables" amount on the balance sheet.

         A summary of unapproved claims activity for the three and nine months ended September 30, 2003 is as follows:

                                          Total Probable Unapproved               Probable Unapproved Claims
                                                   Claims                                Unbilled Work
                                     ----------------------------------        ---------------------------------
                                     Three Months          Nine Months         Three Months         Nine Months
                                         Ended                Ended                Ended               Ended
                                     -------------        -------------        -------------       -------------
                                     September 30,        September 30,        September 30,       September 30,
Millions of dollars                      2003                 2003                 2003                2003
                                     -------------        -------------        -------------       -------------
Beginning balance                       $ 335                $ 279                $ 285                $ 210
    Additions                              --                   63                   --                   61
    Costs incurred during period           --                   --                   23                   43
    Other                                 (25)                 (32)                 (26)                 (32)
                                        -----                -----                -----                -----
Ending balance                          $ 310                $ 310                $ 282                $ 282
                                        =====                =====                =====                =====

         In addition, our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Our "Equity in earnings of unconsolidated affiliates" includes our equity percentage of unapproved claims related to unconsolidated projects totaling $12 million at September 30, 2003 and $9 million at December 31, 2002.

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

         REFRACTORY CLAIMS. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries (then named Dresser Industries, Inc.) until those operations were transferred to another then-existing subsidiary of DII Industries in preparation for a spin-off. Harbison-Walker was spun off by DII Industries in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory asbestos claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.

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

         As of September 30, 2003, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries. In addition, there were approximately 154,000 post spin-off claims that name DII Industries as a defendant.

         OTHER DII INDUSTRIES CLAIMS. As of September 30, 2003, there were approximately 189,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries or its predecessors. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.

         CONSTRUCTION CLAIMS. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg Brown & Root. As of September 30, 2003, there were approximately 86,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 7,000 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.

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

         Harbison-Walker's failure to fulfill its indemnity obligations, and its erosion of insurance coverage shared with DII Industries, required DII Industries to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. On February 14, 2002, in accordance with the terms of a letter agreement, DII Industries paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was charged to discontinued operations in our financial statements in the first quarter of 2002. At the time that Harbison-Walker filed its bankruptcy, DII Industries agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding if certain conditions were met, of which $5 million was advanced and expensed during the first quarter of 2002. We funded the remaining $30 million on July 31, 2003. We recorded a pretax charge of $30 million in "Loss from discontinued operations" in our condensed consolidated statements of operations for the second quarter 2003, as the debtor-in-possession financing is expected to be forgiven on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries.

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

         As an alternative, DII Industries has entered into a definitive settlement agreement with Harbison-Walker which would resolve substantially all of the issues between them. This agreement is subject to court approval in Harbison-Walker's bankruptcy case. If approved by the court in Harbison-Walker's bankruptcy case, this agreement would provide for:

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

            - purchase by DII Industries of Harbison-Walker's outstanding insurance receivables for an amount of approximately $50 million on the earliest of the effective date of a plan of reorganization for DII Industries, the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries or December 31, 2003. We recorded a $10 million allowance in the third quarter of 2003 for an estimated portion of uncollectible amounts related to the insurance receivables;
            - guarantee of the insurance receivable purchase price by Halliburton on a subordinated basis; and
            - negotiation between the parties on a mutually-agreeable structure for resolving other products or tort claims.

         We do not believe it probable that DII Industries will be obligated to make either of the additional $35 million or $85 million payments to RHI Refractories described above because the plan of reorganization filed by Harbison-Walker on July 31, 2003 in its bankruptcy proceeding would not, if confirmed, create a Section 524(g) and/or 105 channeling injunction in favor of DII Industries and because the plan of reorganization filed by Harbison-Walker is not acceptable to DII Industries within the meaning of the February 14, 2002 letter agreement. RHI A.G., the ultimate corporate parent of RHI Refractories, has indicated that it believes otherwise, and has announced an intent to take legal action against us to recover $35 million they believe is presently owing. On August 8, 2003, we filed a declaratory judgment lawsuit against RHI Refractories in the District Court of Harris County, Texas, 80th Judicial District seeking a declaration from the court that we do not owe RHI Refractories any money pursuant to the letter agreement. On September 12, 2003 RHI Refractories filed a related lawsuit against Halliburton Company and DII Industries in the Court of Common Pleas of Alleghany County, Pennsylvania.

         In July 2003, we also reached agreement with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the bankruptcy court's temporary restraining order until September 30, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stayed more than 200,000 pending asbestos claims against DII Industries. The stay expired by its terms on September 30, 2003. Discovery on the claims was stayed until November 1, 2003. Trials on any of the claims that had previously been stayed may commence as early as January 1, 2004. Notwithstanding expiration of the stay, asbestos and silica claims against DII Industries will automatically be stayed if a Chapter 11 filing is made by DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations.

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

         REFRACTORY CLAIMS INSURANCE. DII Industries has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos and silica claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Beginning in 2001 however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries and other insured. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.

         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against specific insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The parties to the lawsuit have been engaged in non-binding mediation due to an order from the Bankruptcy Court. Given the early stages of these negotiations, DII Industries cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.

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

         At the same time, DII Industries filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries seeks, if granted, would remain in place until the competing rights of DII Industries and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries' motion for preliminary injunction. Notwithstanding what the Court rules on the stay, all Worthington asbestos-related lawsuits against DII Industries will automatically be stayed if a Chapter 11 filing is made by DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations.

         A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries rights to access this shared insurance is uncertain.

         CONSTRUCTION CLAIMS INSURANCE. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company (Highlands) during the time it was one of our subsidiaries. Highlands was spun off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.

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

         SIGNIFICANT ASBESTOS JUDGMENTS ON APPEAL. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these lawsuits is included in the proposed asbestos and silica settlement.

         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. (now DII Industries) on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries and another defendant. DII Industries is jointly and severally liable for the other $15 million of the $30 million judgment, in addition to the $65 million if the other defendant does not pay its share of this judgment. Based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.

         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. (now DII Industries) in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries pursuant to the agreement by which Harbison-Walker was spun off by DII Industries in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, which is not a party to the agreements. For that reason, and based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.

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

         ASBESTOS CLAIMS HISTORY. Since 1976, approximately 671,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. The approximate number of open claims pending against us is as follows:

                                                    Total Open
              Period Ending                           Claims
              ------------------                    ----------
              September 30, 2003                     435,000
              June 30, 2003                          425,000
              March 31, 2003                         389,000
              December 31, 2002                      347,000
              September 30, 2002                     328,000
              June 30, 2002                          312,000
              March 31, 2002                         292,000
              December 31, 2001                      274,000

         During the third quarter of 2003, we received approximately 10,000 new claims and we closed approximately 380 claims. We believe that in many cases, single claimants are filing claims against multiple Halliburton entities, and we believe that the actual number of additional claimants is about half of the number of new claims. If and when we confirm duplicate claims, we will adjust our data accordingly. We believe of the 435,000 open claims as of September 30, 2003, these represent claims made by approximately 345,000 separate claimants.

         The total open claims include post spin-off Harbison-Walker refractory related claims that name DII Industries as a defendant. All such claims have been factored into the calculation of our asbestos liability. The approximate number of post spin-off Harbison-Walker claims included in total open claims pending against us is as follows:

                                                       Post Spin-off
                                                      Harbison-Walker
                  Period Ending                           Claims
                  ------------------                  ---------------
                  September 30, 2003                      154,000
                  June 30, 2003                           153,000
                  March 31, 2003                          152,000
                  December 31, 2002                       142,000
                  September 30, 2002                      142,000
                  June 30, 2002                           139,000
                  March 31, 2002                          133,000
                  December 31, 2001                       125,000

         We manage asbestos claims to achieve settlements of valid claims for reasonable amounts. When reasonable settlement is not possible, we contest claims in court. Since 1976, we have closed approximately 236,000 claims through settlements and court proceedings at a total cost of approximately $220 million. We have received or expect to receive from our insurers all but approximately $107 million of this cost, resulting in an average net cost per closed claim of about $451.

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

         Methodology. The methodology utilized by Dr. Rabinovitz to project DII Industries and its subsidiaries' asbestos- and silica-related liabilities and defense costs relied upon and included:

            - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's historical asbestos and silica settlements and defense costs to develop average settlement values and average defense costs for specific asbestos- and silica-related diseases and for the specific business operation or entity allegedly responsible for the asbestos- and silica-related diseases;
            - an analysis of DII Industries, Kellogg Brown & Root's and Harbison-Walker Refractories Company's pending inventory of asbestos- and silica-related claims by specific diseases and by the specific business operation or entity allegedly responsible for the disease;
            - an analysis of the claims filing history for asbestos- and silica-related claims against DII Industries, Kellogg Brown & Root and Harbison-Walker Refractories Company for the approximate two-year period from January 2000 to May 31, 2002, and for the approximate five-year period from January 1997 to May 31, 2002 by specific disease and by business operation or entity allegedly responsible for the disease;
            - an analysis of the population likely to have been exposed or claim exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects; and

            - epidemiological studies to estimate the number of people who might allege exposure to products manufactured by DII Industries, its predecessors and Harbison-Walker or to Brown & Root construction and renovation projects who would be likely to develop asbestos- and silica-related diseases. Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, Kellogg Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths.

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

         Range of Liabilities. Based upon her analysis, Dr. Rabinovitz estimated total, undiscounted asbestos and silica liabilities, including defense costs, of DII Industries, Kellogg Brown & Root and some of their current and former subsidiaries. Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion (which includes payments related to the claims as of June 30, 2002 pending at that time). The lower end of the range is calculated by using an average of the last five years of asbestos claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims.

         2nd Quarter 2002 Accrual. Based on that estimate, in the second quarter of 2002, we accrued asbestos and silica claims liability and defense costs for both known outstanding and future refractory, other DII Industries, and construction asbestos and silica claims using the low end of the range of Dr. Rabinovitz's study, or approximately $2.2 billion. In establishing our liability for asbestos, we included all post spin-off claims against Harbison-Walker that name DII Industries as a defendant. Our accruals were based on an estimate of personal injury asbestos claims through 2052 based on the average claims experience of the last five years. At the end of the second quarter of 2002, we did not believe that any point in the expert's range was better than any other point, and accordingly, based our accrual on the low end of the range.

         AGREEMENT REGARDING PROPOSED ASBESTOS AND SILICA SETTLEMENT. In December 2002, we reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries and Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, DII Industries and Kellogg Brown & Root entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos and silica claimants.

         The definitive agreements provide that:

            - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.4 billion using the stock price at September 30, 2003 of $24.25) and notes with a net present value of less than $100 million will be paid to one or more trusts for the benefit of current and future asbestos and silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;

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

         Among the prerequisites for concluding the proposed settlement are:

            - completion of our review of the current claims to establish that the claimed injuries resulted from exposure to products of DII Industries, Kellogg Brown & Root or their subsidiaries or former businesses or subsidiaries (Product ID due diligence);
            - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
            - continued availability of financing, in addition to the proceeds of our recent offerings of $1.2 billion principal amount of convertible senior notes and $1.05 billion principal amount of senior notes, for the proposed settlement on terms acceptable to us to fund the cash amounts to be paid in the settlement;
            - obtaining approval of a plan of reorganization from at least the required 75% of known present asbestos claimants and from a majority of known present silica claimants in order to complete the plan of reorganization;
            -  Halliburton board approval; and
            - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.

         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisites for completion of the settlement. If we were unable to complete the proposed settlement, we would be required to resolve current and future asbestos claims in the tort system or, in the case of Harbison-Walker claims, possibly through the Harbison-Walker bankruptcy proceedings.

         Disclosure Statement and Plan of Reorganization. In September 2003, DII Industries, Kellogg Brown & Root and other affected Halliburton subsidiaries began the solicitation process in connection with the planned asbestos and silica settlement. A disclosure statement, which incorporates and describes the Chapter 11 plan of reorganization and trust distribution procedures, has been mailed to asbestos and silica claimants for the purpose of soliciting votes to approve the plan of reorganization prior to filing a Chapter 11 proceeding.

         As a result of an increase in the estimated number of current asbestos claims, our estimate of the aggregate value of all claims before due diligence considerations is $3.085 billion. In early November 2003, we reached an agreement in principle to limit the cash required to settle pending asbestos and silica claimants currently subject to definitive agreements to $2.775 billion. Under the agreement in principle, if at the completion of medical due diligence for current claims, the cash amounts provided under the current settlement agreements is greater than $2.775 billion, the total cash payment to each claimant would be reduced pro rata so that the aggregate of payments would not exceed $2.775 billion.

         DII Industries, Kellogg Brown & Root and our other affected subsidiaries are preparing a supplement to the disclosure statement mailed in late September for circulation to known current claimants for the purpose of soliciting acceptances of a revised plan of reorganization that incorporates the revised terms to effect the agreement in principle. The additional time needed to solicit acceptances to the revised plan of reorganization will likely delay any Chapter 11 filing until sometime in December, assuming that the necessary acceptances are promptly received and the remaining product identification due diligence is timely provided. The agreement in principle is conditioned on a Chapter 11 filing on or before December 31, 2003.

         The terms of this revised settlement still must be approved by 75% of known present asbestos claimants. Despite reaching the agreement in principle, there can be no assurance that such approval will be obtained, that all members of the asbestos claimants committee and other lawyers representing affected claimants will support the revised settlement or that claimants represented by members of the asbestos claimants committee and other affected claimants will vote in favor of the revised plan of reorganization.

         Our agreement in principle reached in early November 2003 provides that of the cash amount included as part of the proposed settlement, two-thirds of approximately $486 million, or $326 million, of the $2.775 billion cash amount would be paid on the earlier of (a) five days prior to the anticipated Chapter 11 filing by the affected Halliburton subsidiaries and (b) December 31, 2003, so long as product identification due diligence information on those claims has been timely provided and we believe that a satisfactory number of claimants have provided acceptances to the proposed plan of reorganization prior to time for payment. Subject to proration, the remaining one-third of these claims will be guaranteed by Halliburton and paid on the earlier of (x) six months after a Chapter 11 filing and (y) the date on which the order confirming the proposed plan of reorganization becomes final and non-appealable.

         We are continuing our due diligence review of current asbestos claims to be included in the proposed settlement. We have received in excess of 80% of the necessary files related to medical evidence and we have reviewed substantially all of the information provided. Product ID due diligence has not moved as rapidly as the medical due diligence. However, we continue to review medical and product ID information, and although there are no guarantees, we expect as the time for filing approaches, the interests of the claimants in consummating the settlement will result in us receiving the information necessary to proceed. The representatives of the current claimants have agreed to accelerate their submission of remaining medical and product identification due diligence information.

         The settlement agreements with attorneys representing current asbestos claimants grant the attorneys a right to terminate their definitive agreement on ten days' notice. While no right to terminate any settlement agreement has been exercised to date, there can be no assurance that claimants' attorneys will not exercise their right to terminate the settlement agreements.

         Legislative proposals for asbestos reform are pending in the United States Congress. While Halliburton's management intends to recommend to its Board that Halliburton pursue the proposed settlement in lieu of possible legislation, in determining whether to approve the proposed settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations, the Halliburton Board of Directors will take into account the then-current status of these legislative initiatives.

         4th Quarter 2002 increase in accrual. As a result of the proposed settlement, in the fourth quarter of 2002, we re-evaluated our accruals for known outstanding and future asbestos claims. Although we have reached an agreement with respect to a proposed settlement, we do not believe the settlement is "probable" under Statement of Financial Standards ("SFAS") No. 5 at the current time.

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

         ACCOUNTING SUMMARY. The current accrual of $3.4 billion for probable and reasonably estimable liabilities for current and future asbestos and silica claims and the $2.1 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million ($391 million after tax), and, in the fourth quarter of 2002, we recorded a pretax charge of $799 million ($675 million after tax).

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

         The total estimated claims through 2052, including the 435,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:


                                                           September 30,      December 31,
Millions of dollars                                             2003              2002
                                                         -----------------    ------------
Gross liability - beginning balance                           $ 3,425           $   737
     Accrued liability                                             --             2,820
     Payments on claims                                           (38)             (132)
                                                              -------           -------
Gross liability - ending balance                              $ 3,387           $ 3,425
                                                              =======           =======
Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance          $    --           $   (45)
         Write-off of recoveries                                   --                45
                                                              -------           -------
     Highlands Insurance Company - ending balance             $    --           $    --
                                                              -------           -------

Other insurance carriers - beginning balance                  $(2,059)          $  (567)
     Accrued insurance recoveries                                  --            (1,530)
     Insurance billings                                            (2)               38
                                                              -------           -------
Other insurance carriers - ending balance                     $(2,061)          $(2,059)
                                                              =======           =======
Total estimated insurance recoveries                          $(2,061)          $(2,059)
                                                              =======           =======
Net liability for asbestos claims                             $ 1,326           $ 1,366
                                                              =======           =======

         Accounts receivable for billings to insurance companies for payments made on asbestos claims were $41 million at September 30, 2003 and $44 million at December 31, 2002. The $44 million at December 31, 2002 excludes $35 million in accounts receivable written off at the conclusion of the Highlands litigation.

         Possible additional accruals. When and if the currently proposed settlement becomes probable under Statement of Financial Accounting Standards No. 5, we would increase our accrual for probable and reasonably estimable liabilities for current and future asbestos claims up to approximately $4.4 billion, reflecting the amount in cash and notes we would pay to fund the settlement combined with the value of 59.5 million shares of Halliburton common stock, a value of $1.4 billion, using the stock price at September 30, 2003 of $24.25. As a result we would expect to record an additional pretax charge of approximately $1 billion. The tax benefit from this charge will be relatively small, as we will set up a valuation allowance for much of the loss carryforward. In addition, we may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of anticipated insurance proceeds. If this were to happen, we would expect to adjust our insurance receivables based upon those agreements.

         CONTINUING REVIEW. Projecting future events is subject to many uncertainties that could cause the asbestos- and silica-related liabilities and insurance recoveries to be higher or lower than those projected and booked such as:

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

NOTE 12. COMMITMENTS AND CONTINGENCIES - EXCLUDING ASBESTOS AND SILICA

         BARRACUDA-CARATINGA PROJECT. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The construction manager and owner's representative is Petroleo Brasilero SA (Petrobras), the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading units, or FPSOs, 32 hydrocarbon production wells, 22 water injection wells and all sub-sea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs.

         KBR's performance under the contract is secured by:

            - performance letters of credit, which together have an available credit of approximately $266 million as of September 30, 2003 and which represent approximately 10% of the contract amount, as amended to date by change orders;
            - retainage letters of credit, which together have available credit of approximately $152 million as of September 30, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
            - a guarantee of KBR's performance of the agreement by Halliburton Company in favor of the project owner.

         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were to be drawn, KBR would be required to fund the amount of the draw to the issuing banks. To the extent KBR cannot fund the amount of the draw, Halliburton would be required to do so, which could have a material adverse effect on Halliburton's financial condition and results of operations. The master letter of credit facility described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, provided it becomes effective, will override the reimbursement or cash collateral requirements for the period specified in that agreement.

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

         In the event that KBR was determined after an arbitration proceeding to have been in default under the contract with Petrobras, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments previously received by KBR to the extent they have not been repaid. The original contract terms require repayment of the $300 million in advance payments by crediting the last $350 million of our invoices to Petrobras related to the contract by that amount.

         In addition to the amounts described above, KBR may have to pay liquidated damages if the project is delayed beyond the original contract completion date. KBR expects that the project will likely be completed at least 16 months later than the original contract completion date. Although KBR believes that the project's delay is due primarily to the actions of the project owner, in the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of approximately $1 million per day of delay caused by KBR, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $266 million as of September 30, 2003).

         Finally, we may be required to pay additional value added taxes ("VAT") related to the Barracuda-Caratinga project of up to $293 million that may be due or become due on the project. We believe that we are entitled under applicable law to collect VAT tax on the value of the project from Petrobras upon turn over of the project to the project owner, and that we will be entitled to a credit for VAT taxes we have paid. Petrobras and the project owner are contesting the reimbursability of up to $227 million of these potential VAT taxes. In addition, KBR is of the view that virtually all of the VAT tax chargeable to the project is the result of a change in tax law after the contract was signed. The contract provides that Kellogg Brown & Root is responsible for taxes in effect on the contract date, but will be reimbursed for increased costs due to changes in the tax laws that occur after the date of the contract. The parties agree that certain changes in the tax laws occurred after the date of the contract, but do not agree on how much of the increase in taxes was due to that change or which party is responsible for ultimately paying these taxes. While Kellogg Brown & Root does not agree, up to $144 million in VAT taxes may already be due on the project. Up to approximately $100 million of VAT taxes may be due in stages from November 2003 through April 2004, with the balance due in stages later in 2004. Depending on when the VAT taxes are deemed due and when they are paid, penalties and interest on the taxes of between $40-$100 million may also be due, the reimbursability of which the project owner may also contest.

         As of September 30, 2003, the project was approximately 78% complete and KBR had recorded a pretax loss of $345 million related to the project. The probable unapproved claims included in determining the loss on the project were $182 million as of September 30, 2003. The claims for the project most likely will not be settled within one year. Accordingly, based upon the costs incurred on the claims, probable unapproved claims of $157 million at September 30, 2003 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets, net" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, issued formal change orders worth approximately $61 million which are separate from the $182 million in probable unapproved claims.

         In June 2003, Halliburton, KBR and Petrobras, on behalf of the project owner, entered into a non-binding heads of agreement that would resolve some of the disputed issues between the parties, subject to final agreement and lender approval. The original completion date for the Barracuda project was December 2003 and the original completion date for the Caratinga project was April 2004. Under the heads of agreement, the project owner would grant an extension of time to the original completion dates and other milestone dates that averages approximately 12 months, delay any attempt to assess the original liquidated damages against KBR for project delays beyond 12 months and up to 18 months, delay any drawing of letters of credit with respect to such liquidated damages and delay the return of any of the $300 million in advance payments until after arbitration. The heads of agreement also provides for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule (subject to the total cap on liquidated damages of 10% of the final contract amount). The heads of agreement does not delay the drawing of letters of credit for these liquidated damages. The extension of the original completion dates and other milestones would significantly reduce the likelihood of KBR incurring liquidated damages on the project. Nevertheless, KBR continues to have exposure for substantial liquidated damages for delays in the completion of the project.

         Under the heads of agreement, the project owner has agreed to pay $69 million of KBR's disputed claims (which are included in the $182 million of probable unapproved claims as of September 30, 2003) and to arbitrate additional claims. The maximum recovery from the claims to be arbitrated would be capped at $375 million. The heads of agreement also allows the project owner or Petrobras to arbitrate additional claims against KBR, not including liquidated damages, the maximum recovery from which would be capped at $380 million. KBR believes the claims made to date by the project owner are based on a delay in project completion. KBR's contract with the project owner excludes consequential damages and, as indicated above, provides for liquidated damages in the event of delay in completion of the project. While there can be no assurance that the arbitrator will agree, KBR believes if it is determined that KBR is liable for delays, the project owner would be entitled to liquidated damages in amounts up to those referred to above and not to an additional $380 million.

         The finalization of the heads of agreement is subject to project lender approval. The parties have been in negotiations with the lenders and based on these negotiations have agreed to certain modifications to the original terms of the heads of agreement to conform to the lenders' requirements. They have agreed that the $300 million in advance payments would be due on the earliest of December 7, 2004, the completion of any arbitration or the resolution of all claims between the project owner and KBR. Likewise, the project owner's obligation to defer drawing letters of credit with respect to liquidated damages for the delays between 12 and 18 months would extend only until December 7, 2004. The negotiations with the lenders have been completed and the final agreements have been sent to the lenders for their approval and signature. We are also awaiting signature from Petrobras on the final agreement. While we believe the lenders have an incentive to approve the final agreement and complete the financing of the project, and the parties have agreed to the modifications described above to secure the lenders' approval, there is no assurance that the lenders will approve the final agreement. If the lenders do not sign the final agreements, Petrobras may be forced to secure other funding to complete the project. There is no assurance that Petrobras will pursue or will be able to secure such funding. Absent completion of the final agreement, KBR could be subject to additional liquidated damages and other claims, be subject to the letters of credit being drawn and be required to return the $300 million in advance payments.

         The project owner has procured project finance funding obligations from various lenders to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the lenders cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original loan documents provide that the lenders are not obligated to continue to fund the project if the project has been delayed for more than six months. In November 2002, the lenders agreed to extend the six-month period to 12 months. Other provisions in the loan documents may provide for additional time extensions. However, delays beyond 12 months may require lender consent in order to obtain additional funding. While we believe the lenders have an incentive to complete the financing of the project, there is no assurance that they would do so. If the lenders did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the lenders have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.

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

         SECURITIES AND EXCHANGE COMMISSION ("SEC") INVESTIGATION AND FORTUNE 500 REVIEW. In late May 2002, we received a letter from the Fort Worth District Office of the Securities and Exchange Commission stating that it was initiating a preliminary inquiry into some of our accounting practices. In mid-December 2002, we were notified by the SEC that a formal order of investigation had been issued. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices, which relate to the recording of revenues associated with cost overruns and unapproved claims on long-term engineering and construction projects. Throughout the informal inquiry and during the pendency of the formal investigation, we have provided approximately 300,000 documents to the SEC. We believe that the production of documents is now complete and that all current and former Company employees have completed their testimony to the Commission. To our knowledge, the SEC's investigation has focused on the compliance with generally accepted accounting principles of our recording of revenues associated with cost overruns and unapproved claims for long-term engineering and construction projects, and the disclosure of our accrual practices. Accrual of revenue from unapproved claims is an accepted and widely followed accounting practice for companies in the engineering and construction business. Although we accrued revenue related to unapproved claims in 1998, we first made disclosures regarding the accruals in our 1999 Annual Report on Form 10-K. We believe we properly applied the required methodology of SOP 81-1, and satisfied the relevant criteria for accruing this revenue, although the SEC may conclude otherwise.

         In December 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's initial comments in letter form in September 2002 and responded in October 2002. Since then, we have received and responded to several follow-up sets of comments.

         SECURITIES AND RELATED LITIGATION. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action was subsequently dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the United States District Court for the Northern District of Texas and consolidated before the Honorable Judge David Godbey. The amended consolidated class action complaint in that case, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the consolidated cases would be settled. The memorandum of understanding calls for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After that announcement, one of the lead plaintiffs announced that it was dissatisfied with the lead plaintiffs' counsel's handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs' counsel. The dissident plaintiff subsequently filed a motion for an order to show cause why the lead plaintiffs' counsel should not be held to have breached his fiduciary duties to the class and be replaced as lead plaintiffs' counsel. That motion was denied. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing.

         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24, 2002, as required by the court's scheduling order, on the bases of lack of federal subject matter jurisdiction and failure to plead with the degree of particularity required by the rules of procedure. That motion has now been fully briefed and oral argument on it was held on July 29, 2003. The court granted our motion to dismiss without prejudice and the plaintiffs have filed a notice of appeal.

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

         In October 2002, a shareholder derivative action against present and former directors and our former CFO was filed in the District Court of Harris County, Texas alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We moved to dismiss that action and, after hearings on that motion, the court dismissed the action.

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

         Finally, on August 29, 2003, another class action securities fraud action was filed based upon the same change in our method of accounting for unapproved claims on long-term engineering and construction contracts as well as upon alleged wrongdoing in connection with the merger with Dresser Industries which was concluded in September 1998. We believe that the allegations in that action, Kimble v. Halliburton Company, et al., Civil Action No. 303 CV 1965 L, United States District Court, Northern District of Texas, Dallas Division, are without merit and we intend to vigorously defend against it.

         As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by the Company's directors' and officers' insurance carrier. As such, we have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier. We have not accrued a contingent liability as of September 30, 2003 for any other shareholder derivative action or class action lawsuit discussed above.

         BJ SERVICES COMPANY PATENT LITIGATION. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, and the court enjoined us from further use of our Phoenix fracturing fluid. The United States Court of Appeals for the Federal Circuit in Washington D.C. affirmed BJ Services' judgment against us in August 2003. Thereafter, we filed a petition for rehearing before the full federal circuit court. That petition was denied by order dated October 17, 2003. We presently intend to request that the United States Supreme Court review and reverse the judgment. In light of the trial court's decision in April 2002, a total of $102 million was accrued in the first quarter of 2002, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. We do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business. We have alternative products to use in our fracturing operations and have not been using the Phoenix fracturing fluid since April 2002.

         ANGLO-DUTCH (TENGE). On October 24, 2003, a jury in the 61st District Court of Harris County, Texas returned a verdict finding Halliburton Energy Services, Inc. liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet Republic of Kazakhstan. Damages awarded against Halliburton Energy Services amounted to $64 million. With the addition of the plaintiffs' legal fees and expenses, the total amount of the potential judgment is approximately $73.8 million. When and if the verdict is reduced to judgment, we will be required to post security in the amount of $25 million in the form of cash or a bond in order to postpone execution on the judgment until after all appeals have been exhausted. We intend to vigorously prosecute our appeals. A charge in the amount of $77 million, which includes provision for our own attorneys' fees and expenses, has been recorded in the third quarter related to this matter in our Landmark and Other Energy Services segment.

         IMPROPER PAYMENTS REPORTED TO THE SECURITIES AND EXCHANGE COMMISSION. During the second quarter 2002, we reported to the SEC and disclosed in our first quarter 2002 Form 10-Q that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We have conducted an investigation assisted by outside legal counsel. Based on the findings of the investigation we have terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We are taking further action to ensure that our foreign subsidiary pays all taxes owed in Nigeria, which may be as much as $5 million, which has been fully accrued. A preliminary assessment was issued by the Nigerian Tax Authorities in June of 2003 for approximately $3 million. Payment of that assessment was made in the second quarter of 2003 and an additional $1 million was paid in the third quarter 2003. We are cooperating with the Nigerian Tax Authorities to determine the total amount due as quickly as possible.

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

         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $34 million as of September 30, 2003 and $48 million as of December 31, 2002. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established liabilities. As of September 30, 2003, those nine sites accounted for approximately $7 million of our total $34 million liability.

         LETTERS OF CREDIT. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued as of September 30, 2003, including $267 million which relate to our joint ventures' operations. Effective October 9, 2002, we amended an agreement with banks under which $266 million of letters of credit had been issued. The revised agreements include provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed asbestos settlement through December 31, 2003.

         If our debt ratings fall below investment grade, we would be in technical breach of a bank agreement covering another $42 million of letters of credit at September 30, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which the entire amount has been issued, includes provisions that allow the bank to require cash collateralization for the full line if debt ratings fall below either the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.

         In the past, no significant claims have been made against letters of credit we have issued. We do not anticipate material losses to occur as a result of these financial instruments.

         LIQUIDATED DAMAGES. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued a liability for $450 million at September 30, 2003 and $364 million at December 31, 2002 of possible liquidated damages as we consider the imposition of liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate our liability for liquidated damages. Of the total liquidated damages, $266 million at September 30, 2003 and $263 million at December 31, 2002 relate to unasserted liquidated damages for the Barracuda-Caratinga project.

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

         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2003 and September 30, 2002, the weighted average assumptions used in valuing stock-based employee compensation and resulting fair values of options granted are as follows:

                                                        Three Months            Nine Months
                                                     Ended September 30      Ended September 30
                                                     ------------------      ------------------
                                                      2003        2002        2003        2002
                                                     ------      ------      ------      ------
  Assumptions:
      Risk-free interest rate                          3.07%       2.79%       3.07%       2.79%
      Expected dividend yield                          2.06%       3.87%       2.06%       3.87%
      Expected life (in years)                            5           5           5           5
      Expected volatility                             60.14%      62.12%      60.14%      62.12%
  Weighted average fair value of options granted     $12.20      $ 5.65      $12.51      $ 6.82

         The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                  Three Months              Nine Months
                                               Ended September 30        Ended September 30
                                              --------------------      --------------------
  Millions of dollars except per share data     2003         2002         2003         2002
                                              -------      -------      -------      -------
  Net income (loss), as reported              $    58      $    94      $   127      $  (382)
  Total stock-based employee compensation
      expense determined under fair value
      based method for all awards, net of
      related tax effects                          (8)          (6)         (21)         (18)
                                              -------      -------      -------      -------
  Net income (loss), pro forma                $    50      $    88      $   106      $  (400)
                                              =======      =======      =======      =======

  Basic income (loss) per share:

  As reported                                 $  0.13      $  0.22      $  0.29      $ (0.88)
  Pro forma                                   $  0.11      $  0.21      $  0.24      $ (0.91)

  Diluted income (loss) per share:

  As reported                                 $  0.13      $  0.22      $  0.29      $ (0.88)
  Pro forma                                   $  0.11      $  0.21      $  0.23      $ (0.91)

NOTE 14. CHANGE IN ACCOUNTING PRINCIPLE

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The new standard was effective for us beginning January 1, 2003, and the adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at September 30, 2003 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure provisions of FIN 45 were effective for financial statements of interim and annual periods ended after December 15, 2002. We adopted the recognition provisions of FIN 45 as of January 1, 2003. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

         The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), in January 2003. FIN 46, requires the consolidation of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. Currently, entities are generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity. In October 2003, the FASB issued a FASB Staff Position which deferred the effective date of FIN 46 for variable interest entities that existed prior to February 1, 2003 (the original implementation date for these variable interest entities was July 1,
2003). Additionally, due to significant issues in applying and interpreting FIN 46, the FASB has announced that it is making certain modifications and will issue an exposure draft of those modifications in the fourth quarter of 2003. As a result, we will continue to evaluate the FASB's ongoing discussions and anticipated modifications of FIN 46 and plan to adopt FIN 46 effective December 31, 2003. In the second quarter of 2003, we initially identified the following variable interest entities:

              - during 2001, we formed a joint venture in which we own a 50% equity interest with two other unrelated partners, each owning a 25% equity interest. The joint venture was formed to construct, operate and service certain assets for a third party and was funded with third party debt. The construction of the assets is expected to be completed in 2004, and the operating and service contract related to the assets will extend for 20 years beginning in 2003. The proceeds from the debt financing are being used to construct the assets and will be paid down with cash flows generated during the operation and service phase of the contract with the third party. As of September 30, 2003, the joint venture had total assets of $140 million and total liabilities of $142 million. Our aggregate exposure to loss as a result of our involvement with this joint venture is limited to our equity investment and subordinated debt of $10 million and any future losses related to the construction and operation of the assets. The joint venture is currently accounted for under the equity method of accounting in our engineering and construction business segment. In the second quarter of 2003, we disclosed that we were the primary beneficiary of the variable interest entity and that we would consolidate the entity as of July 1, 2003. However as a result of the delay in the effective date of FIN 46 and the future guidance and amendments related to this interpretation that are expected to be issued by the FASB in the near future, we will reevaluate our initial conclusions in the fourth quarter of 2003 to consider the effect that any such future guidance and amendments may have on our initial conclusions;

              - during the second quarter of 2001, we formed a joint venture with an unrelated party in which we have a 50% equity interest and account for this investment using the equity method in our Landmark and Other Energy Services business segment. The joint venture was established for the further development and deployment of new technologies related to completions and well intervention products and services. We believe that the joint venture is a variable interest entity under FIN 46. However, we do not believe we are the primary beneficiary of the entity and will continue to apply the equity method of accounting. Our maximum exposure to loss as a result of our involvement in the joint venture is $100 million as of September 30, 2003, which is the sum of our current investment and our share of the balance outstanding under the joint venture's revolving loan agreement with the equity partners. We are also at risk for our share of any future losses the joint venture may incur; and

              - our Engineering and Construction Group is involved in three joint ventures formed to design, build, operate and maintain roadways for certain government agencies. We have a 25% ownership interest in these joint ventures and account for them under the equity method. These joint ventures are considered variable interest entities as they were initially formed with little equity contributed by the partners. The joint ventures have obtained financing through third parties which is not guaranteed by us. We do not believe we are the primary beneficiary of these joint ventures and will, therefore, continue to account for them using the equity method. As of September 30, 2003, these joint ventures had total assets of $1.2 billion and total liabilities of $1.2 billion. Our maximum exposure to loss is limited to our equity investments in and loans to the joint ventures (totaling $37 million at September 30, 2003) and our share of any future losses related to the construction, operation and maintenance of these roadways.

         In May 2003, the Emerging Issues Task Force finalized its Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21).
EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The provisions of this Issue do not override higher-level authoritative literature including, but not limited to SOP 81-1 and SOP 97-2, "Software Revenue Recognition." This Issue is effective for us for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The impact of adopting this Issue in the third quarter of 2003 was immaterial, and the impact in future periods is expected to be immaterial with respect to our existing revenue arrangements and contracts. However, this Issue could impact how we recognize revenue on contracts that we enter into in the future.

NOTE 15. DEBT

         CONVERTIBLE BONDS. In June 2003, we issued $1.2 billion of 3.125% convertible senior notes due July 15, 2023. The notes were offered and sold in accordance with the private placement rules (Rule 144A) under the Securities Act of 1933. The notes are our senior unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness. We will pay interest on the notes on January 15 and July 15 of each year.

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

         On October 28, 2003, we filed a shelf registration statement with the SEC with respect to the notes and the common stock issuable upon conversion of the notes. If the registration statement fails to become effective before January 26, 2004, we may be required to pay additional amounts on the notes and the common stock issuable upon conversion of the notes.

          EXCHANGE OFFER FOR DII INDUSTRIES DEBENTURES. The indenture governing $300 million aggregate principal amount of DII Industries' 7.60% debentures due 2096 contains a default provision that may be triggered by the anticipated Chapter 11 filing of DII Industries, Kellogg Brown & Root and some of their subsidiaries with U.S. operations absent a consent or other action. In October 2003, DII Industries commenced a consent solicitation in which it is requesting consents to amend the indenture governing its 7.60% debentures due 2096 to, among other things, eliminate the bankruptcy-related events of default and, in connection therewith, and Halliburton commenced an exchange offer in which it is offering to issue its new 7.6% debentures due 2096 in exchange for a like amount of outstanding 7.60% debentures due 2096 of DII Industries that are held by holders qualified to participate in the exchange offer. As of the date hereof, $300 million aggregate principal amount of DII Industries debentures are outstanding. In October 2003, DII Industries announced that it had received consents from holders of more than 95% of the principal amount of outstanding 7.60% debentures. These consents have been accepted and have become irrevocable. DII Industries has amended the indenture governing its 7.6% debentures and the amendments will take effect when the exchange offer is completed. Once the amendments become effective, DII Industries will make the consent payment of $2.50 per $1,000 principal amount to holders who tendered their consent prior to the October 24, 2003 consent deadline. One of the remaining conditions to the exchange offer and the effectiveness of the consent is that all prerequisites shall have been satisfied for concluding the proposed settlement of asbestos and silica claims of Halliburton's subsidiaries. Immediately prior to the closing of the exchange offer, Halliburton will become a co-obligor of the DII Industries debentures. Irrespective of the amount tendered in the exchange offer, $300 million of debentures bearing interest at a rate of 7.6% per annum will remain on Halliburton's consolidated balance sheet.

         FLOATING AND FIXED RATE SENIOR NOTES. Also in October 2003, we completed an offering of $1.05 billion of floating and fixed rate unsecured senior notes. The floating rate notes, with an aggregate principal amount of $300 million, will mature on October 17, 2005 with an interest rate equal to three-month LIBOR (London interbank offered rates) plus 1.5% paid quarterly. The fixed rate notes, with an aggregate principal amount of $750 million, will mature on October 15, 2010 with an interest rate equal to 5 1/2 % paid semi-annually. The fixed rate notes were initially offered at a discount of 99.679%. A substantial portion of the net proceeds ($1.041 billion) are expected to be used to fund a portion of the cash required to be contributed to the trusts for the benefit of the asbestos and silica claimants. We have agreed to file a shelf registration statement with the SEC with respect to the notes as soon as practicable, but no later than 120 days following the date the notes were issued. If we fail to fulfill this obligation within the specified time period, we will pay additional amounts on the notes in an amount equal to 0.25% per annum for the first 90 days of the default period and an additional 0.25% thereafter, not to exceed 0.50% per annum.

NOTE 16. INCOME TAXES

         Our effective tax rate for the third quarter 2003 was 39% as compared to 42% for the third quarter 2002. The effective tax rate of 42% for the third quarter 2002 was higher due to the impact of the loss on the sale of our interest in Bredero-Shaw. The Bredero-Shaw sale did not create a significant tax loss as the tax basis was substantially lower than the book basis. In addition, the tax loss created is a capital loss which would only free up foreign tax credits and future realization of those credits is uncertain. Therefore, no tax benefit was recorded for the loss.

         In the first nine months of 2003, provision for income taxes was $142 million, resulting in an effective tax rate of 40.3%, versus $31 million in the first nine months of 2002. The first nine months of 2002 effective tax rate was low due to the exposure charges associated with our asbestos liability, as well as the tax impact of the Bredero-Shaw impairment and sale losses as described above. The asbestos accrual generated a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections. As a result we recorded a partial valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In this section, we discuss the business environment, operating results and general financial condition of Halliburton Company and its subsidiaries. We explain:

              -   factors and risks that impact our business;

              - why our revenues and operating income for the third quarter 2003 and nine months ended September 30, 2003 vary from the third quarter 2002 and nine months ended September 30, 2002;

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

          The industries we serve are highly competitive with many substantial competitors for each segment. Geographically, the United States represented 30% and the United Kingdom represented 10% of our total revenues in the first nine months of 2003. No other country accounted for more than 10% of our operations. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.

         Activity levels within our five business segments are significantly impacted by the following:

               - spending on upstream exploration, development and production programs by major, national and independent oil and gas companies;

               - capital expenditures for downstream refining, processing, petrochemical, and marketing facilities by major, national and independent oil and gas companies; and

               -  government outsourcing and spending levels.

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

         In early 2002, a surplus in working gas in storage contributed to low prices and reduced drilling activities in the United States. Working gas in storage is the volume of gas in underground reservoirs above the level of base gas (cushion gas) intended as permanent inventory in a storage reservoir to maintain adequate pressure and deliverability rates throughout the winter withdrawal season. The reduced drilling, combined with an abnormally cold 2002/2003 winter season, drove the working gas in storage at January 31, 2003 to 1,521 billion cubic feet, commonly referred to as bcf, which was 287 bcf below the five year average.

         This low level of working natural gas in storage in the United States has increased the demand for natural gas resulting in Henry Hub prices averaging above $5.00 per million cubic feet, commonly referred to as mcf, for the first nine months of 2003. For the third quarter 2003, natural gas prices at Henry Hub averaged $4.89 per mcf compared to $3.19 per mcf in the third quarter 2002. The level of natural gas storage continues to be a key driver of North American activity. As of October 10, 2003 there was 2,944 bcf in working gas in storage in the United States according to an Energy Information Administration estimate, which was 184 bcf lower than a year ago but very near the five year average of 2,952 bcf, which is a result of a low industrial demand for natural gas due to high price coupled with strong gas drilling.

         Crude oil prices for West Texas Intermediate averaged $30.15 per barrel for the third quarter of 2003 compared to $28.23 per barrel for the third quarter 2002. Crude oil inventories in the United States have consistently remained below the lower end of the normal range despite a recent increase in imports, now averaging nearly 10 million barrels per day, which in turn has supported crude oil prices in the United States. Until commercial crude oil inventory deficits are eliminated and Iraqi oil production returns to normal, United States oil markets are expected to remain tight, which should help support prices at or near current levels.

         The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

                  Average Rig Counts                          2002            2001
                ----------------------------------------------------------------------
                  United States                                 831          1,155
                  Canada                                        266            342
                  International (excluding Canada)              732            745
                ----------------------------------------------------------------------
                  Worldwide Total                             1,829          2,242
                ======================================================================

                                  Third        Second       First       Fourth        Third        Second
                                 Quarter       Quarter     Quarter      Quarter      Quarter       Quarter
  Average Rig Counts               2003         2003        2003         2002          2002          2002
-----------------------------------------------------------------------------------------------------------
  United States                    1,088        1,028         901          847           853           806
  Canada                             383          203         493          283           250           147
  International (excluding Canada)   782          765         744          753           718           725
-----------------------------------------------------------------------------------------------------------
  Worldwide Total                  2,253        1,996       2,138        1,883         1,821         1,678
===========================================================================================================

         Worldwide rig activity has increased since the third quarter of 2002 from an average of 1,821 rigs in the third quarter 2002 to an average of 2,253 rigs in the third quarter 2003. The increase in rig activity has been most pronounced in the United States, with a 28% increase, and Canada, with a 53% increase. United States rig counts went from 853 in the third quarter 2002 to 1,088 rigs in the third quarter 2003. The majority of this increase is related to onshore rigs drilling for natural gas as gas prices remained high and demand was high in order to replenish working gas in storage for the upcoming 2003/2004 heating season. The Canadian rig count decreased from 493 rigs in the first quarter 2003 to 383 rigs in the third quarter 2003. Canadian rig counts decreased as a result of the normal spring break up and thaw season, but were 53% higher in the third quarter of 2003 as compared to the third quarter 2002. The international rig count increased 9% from 718 rigs in the third quarter 2002 to 782 rigs in the third quarter 2003. The majority of this increase was in Mexico, Venezuela and Argentina slightly offset by lower activity in Africa, primarily in Angola and Nigeria. We believe the increased drilling activity and rig counts since the second quarter of 2002 are due to the following factors:

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

         Decreased rig activity in the United States in 2002 as compared to 2001 caused the Energy Services Group to discount prices. Although rig activity in the United States has increased over the last twelve months, discounts have still not decreased, particularly in some of the western states. Price increases that we had implemented in 2000 and 2001 have mostly been eroded by additional discounts.

         A price book increase in cementing, production enhancement, tools and testing, and logging and perforating was implemented in the United States effective August 15, 2003, which increased prices on average 5%. This did not have much of an impact on pricing in the third quarter of 2003 as the price increases were implemented late in the quarter and were partially offset by increased discounts.

         ENGINEERING AND CONSTRUCTION GROUP

         Our engineering and construction projects are longer term in nature than our energy services projects and are not as significantly impacted by short-term fluctuations in oil and gas prices. We believe that the global economic recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery, continuing excess capacity in petrochemical supplies and rising unemployment, customers have continued to delay project awards or reduce the scope of projects involving hydrocarbons and manufacturing until growth in consumer spending is evident. A number of large-scale gas and liquefied natural gas (LNG) development, offshore deepwater, government, and infrastructure projects are being awarded or actively considered. However, due to the inconsistent economic growth in certain areas of the world and the overall limited growth of the global economy, many customers continue to delay some of their capital commitments and international investments.

         We see an emerging drive to monetize gas reserves in the Middle East, West Africa and parts of the Pacific Basin, combined with strong demand for gas and LNG in the United States, Japan, Korea, Taiwan, China, and India. The developments have led to numerous gas-to-liquids (GTL), LNG liquefaction and gas development projects in the three exporting regions, as well as onshore or floating regasification terminals and gas processing plants in the importing countries. With LNG set to play a larger role as a new supply source, the shift from fuel served by exclusively domestic resources to a market increasingly served with international resources heralds a change in the United States gas business. This will lead to an increasing internationalization of the natural gas industry, bringing with it the integration of North America into a growing world market.

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

         Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation, and commissioning contracts involve even greater risks including:

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

         After careful consideration, we have decided to no longer pursue fixed-price engineering, procurement, installation, and commissioning contracts for the offshore oil and gas industry. An important aspect of our 2002 reorganization was to look closely at each of our businesses to ensure that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation, and commissioning offshore business was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution. The risk/reward relationship in that business is no longer attractive to us. We provide a range of engineering, fabrication and project management services to the offshore industry, which we will continue to service through a variety of other contracting forms. We have seven fixed-price engineering, procurement, installation, and commissioning offshore projects underway, and we are fully committed to successful completion of these projects, all but two of which are substantially complete. The Belanak project is approximately 84% complete while the Barracuda-Caratinga project is approximately 78% complete. We plan to retain our offshore engineering and services capabilities.

         The approximate percentages of revenues attributable to fixed-price and cost reimbursable engineering and construction segment contracts are as follows:

                                                                                  Cost
                                                              Fixed-Price     Reimbursable
             ------------------------------------------------------------------------------
               Third Quarter ended September 30, 2003              36%              64%
               Year ended December 31, 2002                        47%              53%
             ==============================================================================

         BACKLOG

         Our backlog at September 30, 2003 was $10 billion, comprised of $9.8 billion for the Engineering and Construction Group and $258 million for the Energy Services Group. Our total backlog at December 31, 2002 was $10 billion.

         ASBESTOS AND SILICA

         In December 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries and Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, during 2003, DII Industries and Kellogg Brown & Root have entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos and silica claimants. We revised our best estimate of our asbestos and silica liability based on information obtained while negotiating the agreement in principle, and adjusted our asbestos and silica liability to $3.4 billion as of December 31, 2002, recorded additional probable insurance recoveries resulting in total probable insurance recoveries of $2.1 billion as of December 31, 2002 and recorded a net pretax charge of $799 million ($675 million after tax) in the fourth quarter of 2002.

         When and if the currently proposed settlement becomes probable under Statement of Financial Accounting Standards No. 5, we will increase our accrual for probable and reasonably estimable liabilities for current and future asbestos claims up to approximately $4.4 billion, reflecting the amount in cash and notes we will pay to fund the settlement combined with the value of 59.5 million shares of Halliburton common stock, a value of $1.4 billion, using the stock price at September 30, 2003 of $24.25. As a result, we would expect to record an additional pretax charge of approximately $1 billion. The tax benefit from this charge will be relatively small, as we will set up a valuation allowance for much of the loss carryforward. In addition, we may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of anticipated insurance proceeds. If this happens, we expect to adjust our insurance receivables based upon those agreements.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

THIRD QUARTER OF 2003 COMPARED WITH THE THIRD QUARTER OF 2002

               REVENUES                                          Third Quarter
                                                             -----------------------   Increase
               Millions of dollars                              2003        2002      (decrease)
             -----------------------------------------------------------------------------------
               Drilling and Formation Evaluation              $    433    $    408      $   25
               Fluids                                              510         449          61
               Production Optimization                             730         655          75
               Landmark and Other Energy Services                  132         165         (33)
             -----------------------------------------------------------------------------------
                    Total Energy Services Group                  1,805       1,677         128
             -----------------------------------------------------------------------------------
               Engineering and Construction Group                2,343       1,305       1,038
             -----------------------------------------------------------------------------------
               Total revenues                                 $  4,148    $  2,982      $1,166
             ===================================================================================
               OPERATING INCOME                                Third Quarter
                                                         --------------------------   Increase
               Millions of dollars                          2003          2002       (decrease)
             -----------------------------------------------------------------------------------
               Drilling and Formation Evaluation           $    45      $    35       $    10
               Fluids                                           55           54             1
               Production Optimization                         122          103            19
               Landmark and Other Energy Services              (52)           8           (60)
             -----------------------------------------------------------------------------------
                    Total Energy Services Group                170          200           (30)
             ===================================================================================
               Engineering and Construction Group               49           12            37
               General corporate                               (15)         (21)            6
             -----------------------------------------------------------------------------------
               Total operating income                      $   204      $   191       $    13
             ===================================================================================

         Consolidated revenues in the third quarter of 2003 of $4.1 billion increased $1.2 billion compared to the third quarter of 2002. International revenues were 74% of total revenues for the third quarter of 2003 and 66% of total revenues for the third quarter of 2002. This increase was largely attributable to additional activity in KBR's government services projects, including work in the Middle East. Consolidated operating income of $204 million was $13 million higher in the third quarter of 2003 compared to the third quarter of 2002. During the third quarter of 2003, Iraq related work contributed approximately $900 million in consolidated revenues and $34 million in consolidated operating income, a 3.8% margin before corporate costs and taxes.

         DRILLING AND FORMATION EVALUATION segment revenues for the third quarter of 2003 increased $25 million, or 6%, compared to the third quarter of 2002. Logging and perforating activities accounted for $20 million of the increase and sales of drill bits accounted for $8 million of the increase over the third quarter of 2002. Drilling services revenue decreased $3 million. The increases in the Drilling and Formation Evaluation segment were driven by increased rig counts in all geographic regions except for Europe/Africa, with United States rig counts increasing 28% and Canadian rig counts increasing 53%. The increase in United States rig counts occurred primarily with land based rigs, as activity in the Gulf of Mexico was significantly reduced by our customers. The lower results in Europe/Africa were primarily due to a reduction in logging and perforating activity in West Africa and non-recurring drill bit sales into Eastern Europe in the third quarter of 2002. Of the $20 million increase in logging and perforating revenue, $11 million resulted primarily from additional direct sales in Vietnam and improved performance on contracts in Indonesia. In addition to the increased rig counts in North America referred to above, drilling services benefited from additional direct sales in Russia and China. However, overall drilling services revenues dropped $3 million, as the sale of Mono Pumps in January 2003 negatively impacted year-over-year revenue comparison by $19 million. International revenues were 71% of segment revenues in the third quarter of 2003 compared to 73% in the third quarter of 2002.

         Operating income for the third quarter of 2003 increased $10 million, or 29%, compared to the third quarter of 2002. Drilling services operating income was negatively impacted by $2 million due to the sale of Mono Pumps. Logging and perforating services operating income increased $15 million over the third quarter of 2002 with increases in all geographic regions. This was primarily due to increased rig counts, except in Europe/Africa where cost reductions as a result of redeployment of equipment and personnel attributed to the increase in operating income. The overall positive improvement in operating income for the segment was achieved despite project start-up expenses in directional drilling and logging-while-drilling services and facility consolidation expenses in drill bits.

         FLUIDS segment revenues for the third quarter of 2003 increased $61 million, or 14%, compared to the third quarter of 2002. Cementing revenues increased $38 million, primarily in North America due to increased rig counts. In addition, cementing benefited from a 75% increase in Mexico revenues due to four additional drilling platforms with PEMEX. Revenues from the sale of drilling fluids increased $21 million and benefited from higher rig counts in Latin America and Middle East/Asia and price improvements on certain contracts in Europe/Africa. These increases were partially offset by a 17% decrease in revenues in North America as a result of higher non-productive days due to weather conditions and a loss of contracts in the Gulf of Mexico in 2003. International revenues were 56% of segment revenues in the third quarter of 2003 compared to 49% in the third quarter of 2002. Revenues increased $20 million in every geographic region, except North America where revenues remained flat.

         Operating income for the third quarter of 2003 of $55 million essentially remained flat compared to the third quarter of 2002. Cementing operating margins increased nearly 2.5 percentage points to 17.8%, while operating income was negatively affected by the loss of drilling fluids contracts in the Gulf of Mexico, onshore United States pricing pressures and a $3 million inventory adjustment in Nigeria. In addition, the segment was negatively impacted by lower results from Enventure, our expandable casing joint venture.

         PRODUCTION OPTIMIZATION segment revenues increased $75 million, or 11%, compared to the third quarter of 2002. The sale of Halliburton Measurement Systems during the second quarter of 2003 had a $9 million negative impact on segment revenue in the third quarter of 2003 compared to the third quarter of 2002. Production enhancement activities accounted for $60 million and sales of tools and testing services accounted for $17 million of the overall increase which was due to increased rig counts in North America and Latin America and higher volumes in Mexico with PEMEX. Completion products and services revenues increased $10 million in Middle East/Asia, primarily due to direct sales of equipment to customers in China and Qatar, offset by decreased revenue in North America as a result of the sale of Halliburton Measurement Systems. International revenues were 56% of segment revenues in the third quarter of 2003 compared to 53% in the third quarter of 2002 as activity picked up in Mexico where the rig count has increased over 50% from the third quarter of 2002.

         Operating income for the third quarter of 2003 increased $19 million, or 18%, compared to the third quarter of 2002. This increase was primarily driven by a $16 million increase in production enhancement services along with higher revenues from the sale of tools and testing services to PEMEX, increased utilization of well testing equipment in Brazil and improved margins in Europe/Africa. In North America, incremental margins on increased revenue in Canada were offset by pricing weakness and lower margin work in the United States.

         LANDMARK AND OTHER ENERGY SERVICES segment revenues for the third quarter of 2003 decreased $33 million compared to third quarter of 2002. The reduction in revenue was driven by the sale of Wellstream during the first quarter of 2003, which impacted the year-over-year comparison by $20 million, and the winding down of a North Sea project. Revenues for Landmark Graphics were down $4 million compared to the third quarter of 2002 due to reduced data and application management sales. International revenues for the segment were 70% of total revenues in the third quarter of 2003 compared to 66% in the third quarter of 2002.

         Operating income for the third quarter of 2003 decreased $60 million, to a loss of $52 million compared to income of $8 million in the third quarter of 2002. Operating income in the third quarter of 2003 included a $77 million charge related to the Anglo-Dutch lawsuit. Third quarter of 2002 included an $18 million loss on the sale of our 50% equity investment in the Bredero-Shaw joint venture. Although operating income for the segment decreased, our Landmark Graphics subsidiary posted its highest third quarter operating income and margins in its history.

         ENGINEERING AND CONSTRUCTION GROUP revenues for the third quarter of 2003 increased $1 billion, or 80%, compared to the third quarter 2002. The improvement was substantially due to increased activity in Iraq related work for the United States and United Kingdom governments and a $138 million increase in revenues from other government projects. Additionally, KBR's revenue increased by $161 million due to progress on LNG and oil and gas projects in Nigeria and Algeria and hydrocarbon plants in North America and Europe. The increase in revenue is partially offset by lower revenues of $261 million on oil and gas projects in western Africa, Brazil and Asia Pacific, a United States government contract in the Balkans, and maintenance contracts in the United States and United Kingdom.

         Operating income in the third quarter of 2003 increased $37 million compared to the third quarter of 2002. Operating income from government contracts increased from the third quarter of 2002, mainly related to government services activity in the Middle East for Iraq related work and a $9 million increase in income from other government projects. Additionally, income increased $26 million for LNG, oil and gas, and hydrocarbon projects due to improved project forecast and progress. Partially offsetting the income were losses totaling $27 million on hydrocarbon projects in Europe and the Middle East, offshore projects in Asia Pacific and lower income on oil and gas projects in Western Africa nearing completion.

         GENERAL CORPORATE expenses for the third quarter of 2003 were $15 million compared to $21 million for the third quarter of 2002, or a decrease in costs of $6 million. The improved results reflect the $4 million in restructuring charges incurred in the third quarter of 2002.

NONOPERATING ITEMS

         INTEREST EXPENSE of $33 million for the third quarter of 2003 increased $4 million compared to the third quarter of 2002. The increase was due to interest on the $1.2 billion in convertible notes issued at the end of the second quarter of 2003, net of interest on $150 million in medium term notes retired during the third quarter of 2003.

         FOREIGN CURRENCY GAINS (LOSSES), NET were $17 million in the current year quarter compared to a gain of $1 million in the third quarter of 2002. The loss in the current year quarter was primarily related to the foreign exchange losses in the United Kingdom and Mexico.

         PROVISION FOR INCOME TAXES of $63 million resulted in an effective tax rate of 39% in the third quarter of 2003, compared to 42% in the third quarter of 2002. The effective tax rate for the third quarter of 2002 was higher due to the impact of the loss on the sale of our interest in Bredero-Shaw. The Bredero-Shaw sale did not create a significant tax loss as the tax basis was substantially lower than the book basis. In addition, the tax loss created is a capital loss which would only free up foreign tax credits and future realization of those credits is uncertain. Therefore, no tax benefit was recorded for the loss.

         LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX was $34 million, or $0.08 per diluted share, for the third quarter of 2003. This loss reflects a $10 million allowance for an estimated portion of uncollectible amounts related to the insurance receivables purchased from Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding. In addition, the loss includes professional fees associated with the due diligence, printing and distribution cost of the disclosure statement and other aspects of the proposed settlement for asbestos and silica liabilities.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

FIRST NINE MONTHS OF 2003 COMPARED WITH THE FIRST NINE MONTHS OF 2002


              REVENUES                                      First Nine Months
                                                         -------------------------   Increase
              Millions of dollars                           2003         2002       (decrease)
             ----------------------------------------------------------------------------------
              Drilling and Formation Evaluation          $  1,226    $  1,220        $    6
              Fluids                                        1,508       1,352           156
              Production Optimization                       2,052       1,901           151
              Landmark and Other Energy Services              410         649          (239)
             ----------------------------------------------------------------------------------
                   Total Energy Services Group              5,196       5,122            74
             ==================================================================================
              Engineering and Construction Group            5,611       4,102         1,509
             ----------------------------------------------------------------------------------
              Total revenues                             $ 10,807    $  9,224        $1,583
             ==================================================================================

              OPERATING INCOME                              First Nine Months
                                                        -------------------------    Increase
              Millions of dollars                           2003         2002       (decrease)
             ----------------------------------------------------------------------------------
              Drilling and Formation Evaluation           $   160      $   115      $    45
              Fluids                                          178          154           24
              Production Optimization                         305          292           13
              Landmark and Other Energy Services              (58)        (122)          64
             ----------------------------------------------------------------------------------
                   Total Energy Services Group                585          439          146
             ==================================================================================
              Engineering and Construction Group             (118)        (496)         378
              General corporate                               (50)         (34)         (16)
             ----------------------------------------------------------------------------------
              Total operating income                      $   417      $   (91)     $   508
             ==================================================================================

         Consolidated revenues in the first nine months of 2003 increased $1.6 billion, or 17%, compared to the first nine months of 2002. This increase was largely attributable to additional activity in KBR's government services projects, including work in the Middle East. International revenues were 70% of total revenues for the first nine months of 2003 and 67% of total revenues for the first nine months of 2002. Consolidated operating income increased $508 million in the first nine months of 2003 compared to the first nine months of 2002. During the first nine months of 2003, Iraq related work contributed approximately $1.3 billion in consolidated revenues and $46 million in consolidated operating income, a 3.5% margin before corporate costs and taxes.

         DRILLING AND FORMATION EVALUATION segment revenues for the first nine months of 2003 increased $6 million compared to the first nine months of 2002. Drilling services revenue for the first nine months of 2003 was negatively impacted by $59 million due to the sale of Mono Pumps in January 2003. The remainder of drilling services revenue increased as contracts that were expiring in the United Kingdom were more than offset by new contracts, primarily in West Africa and Ecuador. Revenues from logging and perforating activities and sales of drill bits each increased $11 million. The increase in logging and perforating was primarily due to higher average year-over-year rig counts in the United States and Canada, partially offset by lower sales in China and reduced activity in Venezuela. Drill bits revenues also benefited from the increased rig counts in the United States and Canada. International revenues were 72% of segment revenues in the first nine months of 2003 and 73% of total revenues in the first nine months of 2002.

         Operating income for the segment increased $45 million, or 39%, for the first nine months of 2003 compared to the same period in 2002. Drilling services operating income for the first nine months of 2003 was negatively impacted by $7 million due to the sale of Mono Pumps. Operating income for 2003 also included a $36 million gain on the sale of Mono Pumps. Logging and perforating activities drove the remaining improvement in operating income, increasing $21 million, which was a result of increased rig counts internationally and lower discounts in the United States. The increase in logging and perforating was partially offset by a decrease of $5 million in drill bits sales due to lower activity in the Middle East, pricing pressures in the United States and facility consolidation expenses.

         FLUIDS segment revenues increased by $156 million in the first nine months of 2003, an increase of 12% from the first nine months of 2002. Both drilling fluids and cementing activities benefited from higher land rig counts in the United States, with a $75 million increase from drilling fluids sales and a $78 million increase from cementing activities. Drilling fluids revenue benefited from higher rig counts in Latin America and Middle East/Asia and price improvements on certain contracts in Europe/Africa, while cementing revenues benefited from increased activity in Mexico due to four additional drilling platforms with PEMEX and increased rig counts in North America. International revenues were 55% of total revenues in the first nine months of 2003 compared to 51% in the first nine months of 2002. Geographically, the largest increase in revenues was in Middle East/Asia due to increased activity in the former Soviet Union, Caspian and Indonesia. In addition, Latin America revenues were slightly higher due to increased work in Mexico which was offset by lower activity in Venezuela.

         Fluids segment operating income for the first nine months of 2003 increased $24 million, or 16%, from the first nine months of 2002. Operating income from drilling fluids sales increased $13 million and cementing services increased $16 million, partially offset by lower results of $5 million from Enventure over the same period in 2002. Cementing operating income primarily increased in Middle East/Asia due to cost reductions in Indonesia, collections on previously reserved receivables, certain start-up costs in 2002, and higher margin work. Drilling fluids benefited from higher sales of environmentally friendly fluids and improved contract terms, partially offset by contract losses in the Gulf of Mexico and United States pricing pressures in the third quarter of 2003. All regions showed improved segment operating income in the first nine months of 2003 compared to the first nine months of 2002 except North America.

         PRODUCTION OPTIMIZATION segment revenues increased $151 million, or 8%, for the first nine months of 2003 from the first nine months of 2002. The sale of Halliburton Measurement Systems had a $15 million negative impact on segment revenues during the first nine months of 2003 compared to the same period in 2002. The increase in segment revenues was mainly attributable to production enhancement services, which increased $121 million, or 11%, over last year. Increased production enhancement services were driven by higher activity in the Middle East following the end of the war in Iraq and increased rig count in Mexico. In addition, sales of tools and testing services increased $28 million due primarily to increased rig counts in North America. International revenues were 55% of segment revenues in the first nine months of 2003 compared to 52% in the first nine months of 2002 as activity picked up in the Middle East following the end of the war in Iraq.

         Production Optimization segment operating income for the first nine months of 2003 increased $13 million from the first nine months of 2002. Operating income included a $24 million gain on the sale of Halliburton Measurement Systems in the second quarter of 2003, offset by completion service contract delays in Indonesia and inventory write-downs. Inventory write-downs in production enhancement and tools and testing also negatively impacted operating margin.

         LANDMARK AND OTHER ENERGY SERVICES segment revenues decreased $239 million, or 37%, for the first nine months of 2003, from the first nine months of 2002. Segment revenues decreased approximately $200 million due to the contribution of most of the assets of Halliburton Subsea to Subsea 7, Inc. which, beginning in May 2002, was reported on an equity basis in the Production Optimization segment. The sale of Wellstream in March 2003 and the sale of integrated solutions projects in August 2002 also contributed to the decrease by $163 million. Revenues for

Landmark Graphics were down $5 million due to weakness in information technology spending in the industry, partially offset by increased revenue from professional services. International revenues were 70% of segment revenues in the 2003 first nine months compared to 74% in the first nine months of 2002.

         Segment operating loss was $58 million for the first nine months of 2003 compared to a loss of $122 million for the first nine months of 2002. Included in the first nine months of 2003 was a $15 million loss on the sale of Wellstream and a $77 million charge related to the October 2003 verdict in the Anglo-Dutch lawsuit. The significant items for operating income in the first nine months of 2002 included:

               -  $108 million gain on the sale of European Marine Contractors
                  Ltd;

               - $98 million charge for BJ Services patent infringement lawsuit accrual;

               - $79 million loss on the impairment of our 50% equity investment in the Bredero-Shaw joint venture; and

               -  $47 million in expense related to restructuring charges.

         Landmark Graphics operating income increased 50% and achieved its highest operating margins for the first nine months in its history.

         ENGINEERING AND CONSTRUCTION GROUP revenues for the nine months ended September 30, 2003 of $5.6 billion were 37% higher than in the nine months ended September 30, 2002. The improvement was due to increased activity in Iraq related work for the United States and United Kingdom governments and a $167 million increase in revenues from other government projects. In addition, revenues increased $570 million due to activities on LNG and oil and gas projects in Nigeria, Algeria, and China, progress on hydrocarbon plants in North America, the Middle East, and Europe, and activities on offshore projects in Asia Pacific, the Gulf of Mexico, and the Caspian Sea. Partially offsetting the revenue increases are lower revenues of $527 million on LNG projects in Asia Pacific, oil and gas projects in western Africa for work nearing completion, a rail project in Australia, progress on the Barracuda-Caratinga project in Brazil, and maintenance contracts in the United States and United Kingdom.

         Engineering and Construction Group operating loss in the first nine months of 2003 was $118 million compared to an operating loss of $496 million in the first nine months of 2002. Asbestos charges of $330 million, an $80 million write-off of billed and accrued receivables related to the Highlands Insurance Company litigation and $16 million of restructuring charges impacted the first nine months of 2002 compared to $3 million in asbestos charges in the first nine months of 2003. Operating income from government related activities improved for the first nine months of 2003, mainly related to operations in the Middle East for Iraq related work and a $21 million increase in income from other government projects. In addition, income from LNG and gas projects in Nigeria and Algeria increased $31 million over the first nine months of 2002 due to improved progress and cost estimates. The Barracuda-Caratinga project recognized a $228 million loss in the first nine months of 2003 compared to a loss of $119 million in the first nine months of 2002.

         GENERAL CORPORATE expenses for the first nine months of 2003 were $50 million compared to $34 million for the first nine months of 2002. General corporate expenses in the first nine months of 2002 included a $28 million pretax gain for the value of stock received from the demutualization of an insurance provider offset by 2002 restructuring charges of $15 million. The higher 2003 expenses also relate to preparations for the certifications required under Section 404 of the Sarbanes-Oxley Act.

NONOPERATING ITEMS

         INTEREST EXPENSE of $85 million for the first nine months of 2003 decreased $6 million compared to the first nine months of 2002. The decrease was due to $4 million in pre-judgment interest recorded in the 2002 second quarter related to the BJ Services patent infringement judgment, approximately $290 million of debt repayments in the first nine months of 2003, partially offset by the interest on the $1.2 billion convertible notes issued at the end of the second quarter 2003.

         FOREIGN CURRENCY LOSSES, NET were $4 million in the current year compared to $12 million in the first nine months of last year. In the first nine months of 2002 the decrease in losses was due to large foreign exchange losses stemming from the economic crisis in Argentina.

         PROVISION FOR INCOME TAXES of $142 million resulted in an effective tax rate of 40.3% in the first nine months of 2003, versus $31 million in the first nine months of 2002. The first nine months of 2002 effective tax rate was low due to the exposure charges associated with our asbestos liability and tax impact of the impairment and sale losses on Bredero-Shaw. The asbestos accrual generated a United States Federal deferred tax asset which may not be fully realizable based upon future taxable income projections. As a result we recorded a partial valuation allowance. The Bredero-Shaw sale did not create a significant tax loss as the tax basis was substantially lower than the book basis. In addition, the tax loss created is a capital loss which would only free up foreign tax credits and future realization of those credits is uncertain. Therefore, no tax benefit was recorded for the loss.

         LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX was $58 million, or $0.13 per diluted share, for the first nine months of 2003 compared to $168 million, or $0.39 per diluted share, for 2002. The loss in the first nine months of 2003 was due to charges related to our July 2003 funding of $30 million for the debtor-in-possession financing to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding that is expected to be forgiven by Halliburton on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries and a $10 million allowance for an estimated portion of uncollectible amounts related to the insurance receivables purchased from Harbison-Walker. In addition, discontinued operations included professional fees associated with the due diligence, printing and distribution cost of the disclosure statement and other aspects of the proposed settlement for asbestos liabilities, offset by a release of environmental and legal reserves related to indemnities that were part of our disposition of the Dresser Equipment Group and are no longer needed.

         The loss in the first nine months of 2002 was due primarily to charges recorded for asbestos exposures. We also recorded pretax expense of $6 million associated with the Harbison-Walker bankruptcy filing.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations".

LIQUIDITY AND CAPITAL RESOURCES

         We ended the third quarter of 2003 with cash and equivalents of $1.2 billion, an increase of $115 million from the end of 2002.

         CASH FLOWS FROM OPERATING ACTIVITIES used $535 million in the first nine months of 2003 compared to providing $1 billion in the first nine months of 2002. Working capital items, which include receivables, inventories, accounts payable and other working capital, net, used $745 million of cash in the first nine months of 2003 compared to providing $201 million in the same period of 2002. The major increases in working capital during the first nine months of 2003 included increased activity in the Middle East due to new work related to Iraq and the commencement of the Los Alamos contract by KBR. Our government services activities could continue to require significant amounts of working capital in the short term. In addition, we reduced the balance under our accounts receivable securitization facility by $180 million and made a $30 million payment to Harbison-Walker related to the debtor-in-possession financing. Included in changes to other operating activities for the first nine months of 2002 is a $40 million payment related to the Harbison-Walker bankruptcy filing.

         CASH FLOWS FROM INVESTING ACTIVITIES used $65 million in the first nine months of 2003 and $417 million in the same period of 2002. Capital expenditures of $371 million in the first nine months of 2003 were about 34% lower than in the first nine months of 2002. We have emphasized increased capital discipline in 2003 and expect our full year capital spending to be approximately $575 million, down compared to 2002. Capital spending in the first nine months of 2003 continued to be mainly attributable to the Energy Services Group, primarily for directional and logging-while-drilling tools used in the Drilling and Formation Evaluation segment. In addition, in the first quarter of 2002, we invested $60 million in integrated solutions projects. Cash from dispositions of businesses in the first nine months of 2003 includes $136 million collected from the sale of Wellstream, $33 million collected from the sale of Halliburton Measurement Systems, and $23 million collected from the sale of Mono Pumps. Also included in cash from dispositions is $25 million collected on a note receivable that was received as a portion of the payment for Bredero-Shaw. Dispositions of businesses in the first nine months of 2002 included $134 million collected from the sale of our European Marine Contractors, Ltd. joint venture and $15 million collected from the sale of Bredero-Shaw. The change in restricted cash for the first nine months of 2003 is primarily related to collateral for potential future insurance claim reimbursements. Included in the change in restricted cash for the first nine months of 2003 is a $108 million deposit that collateralized an appeal bond for a patent infringement judgment on appeal and $78 million as collateral for potential future insurance claim reimbursements. Also included in changes in restricted cash is $27 million primarily related to cash collateral agreements for letters of credit outstanding on several construction projects. Proceeds from the sale of securities in the first nine months of 2003 of $57 million primarily relate to the sale of 2.5 million shares of National Oilwell common stock that were received in the disposition of Mono Pumps.

         CASH FLOWS FROM FINANCING ACTIVITIES provided $702 million in the first nine months of 2003. In the first nine months of 2002, financing activities used $272 million. Proceeds from long-term borrowings include $1.2 billion in proceeds from the issuance of convertible senior notes, net of $25 million of debt issuance costs. We also repaid $290 million of unsecured notes in the first nine months of 2003. Dividends to shareholders used $164 million of cash in the first nine months of 2003 and 2002.

         CAPITAL RESOURCES from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. We will have to raise additional funding for the proposed asbestos and silica settlement described below. Our combined short-term notes payable and long-term debt was 40% of total capitalization at September 30, 2003 and 30% at December 31, 2002. At September 30, 2003, we had $213 million in restricted cash. See Note 7 to the financial statements. In addition, on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. In the third quarter 2003, we reduced the balance on our accounts receivable securitization facility to zero. This facility remains available to us for future use. See Note 8 to the financial statements. Currently, we expect capital expenditures in 2003 to be about $575 million. We have not finalized our capital expenditures budget for 2004 or later periods.

         PROPOSED ASBESTOS AND SILICA SETTLEMENT. In December 2002, we reached an agreement in principle that, if and when consummated, would result in a settlement of asbestos and silica personal injury claims against our subsidiaries DII Industries, Kellogg Brown & Root and their current and former subsidiaries with United States operations. Subsequently, during 2003, DII Industries and Kellogg Brown & Root entered into definitive written agreements finalizing the terms of the agreements in principle with attorneys representing more than 90% of the current asbestos and silica claimants.

         The definitive agreements provide that:

               - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.4 billion using the stock price at September 30, 2003 of $24.25) and notes with a net present value of less than $100 million will be paid to one or more trusts for the benefit of current and future asbestos and silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;

               - DII Industries and Kellogg Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds, with any proceeds received between $2.3 billion and $3 billion going to the trust;

               - the agreement is to be implemented through a pre-packaged filing under Chapter 11 of the United States Bankruptcy Code for DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations; and

              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization for DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations in the Chapter 11 proceeding.

         Among the prerequisites for concluding the proposed settlement are:

              - completion of our review of the current claims to establish that the claimed injuries resulted from exposure to products of DII Industries, Kellogg Brown & Root or their subsidiaries or former businesses or subsidiaries (Product ID due diligence);

              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;

               - continued availability of financing, in addition to the proceeds of our recent offerings of $1.2 billion principal amount of convertible senior notes and $1.05 billion principal amount of senior notes, for the proposed settlement on terms acceptable to us in order to allow us to fund the cash amounts to be paid in the settlement;

               - obtaining approval of a plan of reorganization from at least the required 75% of known present asbestos claimants and from a majority of known present silica claimants in order to complete the plan of reorganization;

               -  Halliburton board approval; and

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

         Disclosure Statement and Plan of Reorganization. In September 2003, DII Industries, Kellogg Brown & Root and other affected Halliburton subsidiaries began the solicitation process in connection with the planned asbestos and silica settlement. A disclosure statement, which incorporates and describes the Chapter 11 plan of reorganization and trust distribution procedures, has been mailed to asbestos and silica claimants for the purpose of soliciting votes to approve the plan of reorganization prior to filing a Chapter 11 proceeding.

         As a result of an increase in the estimated number of current asbestos claims, our estimate of the aggregate value of all claims before due diligence considerations is $3.085 billion. In early November, we reached an agreement in principle to limit the cash required to settle pending asbestos and silica claimants currently subject to definitive agreements to $2.775 billion. Under the agreement in principle, if at the completion of medical due diligence for current claims, the cash amounts provided under the current settlement agreements is greater than $2.775 billion, the total cash payment to each claimant would be reduced pro rata so that the aggregate of payments would not exceed $2.775 billion.

         DII Industries, Kellogg Brown & Root and our other affected subsidiaries are preparing a supplement to the disclosure statement mailed in late September for circulation to known current claimants for the purpose of soliciting acceptances of a revised plan of reorganization that incorporates the revised terms to effect the agreement in principle. The additional time needed to solicit acceptances to the revised plan of reorganization will likely delay any Chapter 11 filing until sometime in December, assuming that the necessary acceptances are promptly received and the remaining product identification due diligence is timely provided. The agreement in principle is conditioned on a Chapter 11 filing on or before December 31, 2003.

         The terms of this revised settlement still must be approved by 75% of known present asbestos claimants. Despite reaching the agreement in principle, there can be no assurance that such approval will be obtained, that all members of the asbestos claimants committee and other lawyers representing affected claimants will support the revised settlement or that claimants represented by members of the asbestos claimants committee and other affected claimants will vote in favor of the revised plan of reorganization.

          We are continuing our due diligence review of current asbestos claims to be included in the proposed settlement. We have received in excess of 80% of the necessary files related to medical evidence and we have reviewed substantially all of the information provided. Product ID due diligence has not moved as rapidly as the medical due diligence. However, we continue to review medical and product ID information, and although there are no guarantees, we expect as the time for filing approaches, the interests of the claimants in consummating the settlement will result in us receiving the information necessary to proceed. The representatives of the current claimants have agreed to accelerate their submission of remaining medical and product identification due diligence information.

         The settlement agreements with attorneys representing current asbestos claimants grant the attorneys a right to terminate their definitive agreement on ten days' notice. While no right to terminate any settlement agreement has been exercised to date, there can be no assurance that claimants' attorneys will not exercise their right to terminate the settlement agreements.

         In July 2003, we also reached agreement with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the bankruptcy court's temporary restraining order until September 30, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stayed more than 200,000 pending asbestos claims against DII Industries. The stay expired by its terms on September 30, 2003. Discovery on the claims was stayed until November 1, 2003. Trials on any of the claims that had previously been stayed may commence as early as January 1, 2004. Notwithstanding expiration of the stay, asbestos and silica claims against DII Industries will automatically be stayed upon a Chapter 11 filing of DII Industries, Kellogg Brown & Root and some of their subsidiaries with United States operations.

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

               - purchase by DII Industries of Harbison-Walker's outstanding insurance receivables for an amount of approximately $50 million on the earliest of the effective date of a plan of reorganization for DII Industries, the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries or December 31, 2003. We recorded a $10 million allowance in the third quarter of 2003 for an estimated portion of uncollectible amounts related to the insurance receivables;

               - guarantee of the insurance receivable purchase price by Halliburton on a subordinated basis; and

               - negotiation between the parties on a mutually-agreeable structure for resolving other products or mass tort claims.

         Our agreement in principle reached in early November 2003 provides that of the cash amount included as part of the proposed settlement, two-thirds of approximately $486 million, or $326 million, of the $2.775 billion cash amount would be paid on the earlier of (a) five days prior to the anticipated Chapter 11 filing by the affected Halliburton subsidiaries and (b) December 31, 2003, so long as product identification due diligence information on those claims has been timely provided and we believe that a satisfactory number of claimants have provided acceptances to the proposed plan of reorganization prior to time for payment. Subject to proration, the remaining one-third of these claims will be guaranteed by Halliburton and paid on the earlier of (x) six months after a Chapter 11 filing and (y) the date on which the order confirming the proposed plan of reorganization becomes final and non-appealable.

         Legislative proposals for asbestos reform are pending in the United States Congress. While Halliburton's management intends to recommend to its Board that Halliburton pursue the proposed settlement in lieu of possible legislation, in determining whether to approve the proposed settlement and proceed with the Chapter 11 filing of DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations, the Halliburton Board of Directors will take into account the then-current status of these legislative initiatives.

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

         FINANCING THE PROPOSED ASBESTOS AND SILICA SETTLEMENT. The plan of reorganization through which the proposed settlement will be implemented will require us to contribute approximately $2.775 billion in cash to the Section 524(g)/105 trust established for the benefit of claimants, which we will need to finance on terms acceptable to us. On June 30, 2003, we issued $1.2 billion of 3.125% convertible senior notes due July 15, 2023. On October

17, 2003, we issued $300 million of floating rate notes due October 17, 2005 and $750 million of 5 1/2% senior notes due October 15, 2010. We intend to use a portion of the net proceeds from the offerings to fund a portion of the cash contribution required by the proposed settlement. In addition, we are pursuing a number of additional financing alternatives for the cash amount to be contributed to the trust. The availability of these alternatives depends in large part on market conditions. We have concluded negotiations with several banks and non-bank lenders on the terms of multiple credit facilities, the agreements for which were signed subsequent to quarter end. There are a number of conditions precedent that must be met before those facilities will be effective and available for our use, one of which is the Chapter 11 filing for DII Industries, Kellogg Brown & Root and some of their subsidiaries.

         The credit facilities consist of:

               - a $700 million 3-year revolving credit facility for general working capital purposes;

               - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the filing; and

               - a $1.0 billion delayed-draw term facility to be available for cash funding of the trust for the benefit of claimants.

         The delayed-draw term facility is intended to eliminate uncertainty in the capital markets concerning our ability to meet our funding requirement once final and non-appealable court confirmation of a plan of reorganization has been obtained.

         While agreements for these credit facilities have been signed, there can be no assurances that we will be able to meet the conditions resulting in these facilities being effective and available for our use. Even if the facilities become effective, they will only be available for limited periods of time. As a result, if the debtors were delayed in filing the Chapter 11 proceeding or delayed in completing the plan of reorganization after a Chapter 11 filing, the credit facilities may not provide us with the necessary financing to complete the proposed settlement. If the facilities do not become available or if they become available but terminate before we complete the plan of reorganization, we would have to terminate the proposed settlement if replacement financing were not available on acceptable terms.

         In addition, we may experience increased working capital requirements from time to time associated with our business. An increased demand for working capital could affect our liquidity needs and could impair our ability to finance the proposed settlement on acceptable terms, in which case the settlement would not be completed.

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

         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of September 30, 2003, no amounts have been borrowed under these lines. If our credit ratings were to fall below investment grade, our credit line would be unavailable absent a successful renegotiation with our banks. The $700 million 3-year revolving credit facility will replace our $350 million of committed lines of credit. We anticipate terminating the $350 million of committed lines of credit in proximity to the Chapter 11 filing of DII Industries and certain of its subsidiaries. Once the $350 million of committed lines of credit is terminated, we must also enter into good faith negotiations to amend our accounts receivable facility. Absent an agreed amendment within 60 days, amounts outstanding would be declared due and payable. As of September 30, 2003, the outstanding balance of our accounts receivable facility was zero.

         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering $42 million of letters of credit at September 30, 2003, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which the entire amount has been issued as of September 30, 2003, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.

         Our Halliburton Elective Deferral Plan has a provision which states that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump sum within 45 days. At September 30, 2003 this was approximately $49 million.

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

         LETTERS OF CREDIT. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were issued, including at least $267 million which relate to our joint ventures' operations. The agreements with these banks contain terms and conditions that define when the banks can require cash collateralization of the entire line. Agreements with banks covering at least $150 million of letters of credit allow the bank to require cash collateralization for any reason, and agreements covering another at least $890 million of letters of credit allow the bank to require cash collateralization for the entire line in the event of a bankruptcy or insolvency event involving one of our subsidiaries that will be a party to the proposed Chapter 11 filing.

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

         Effective October 9, 2002, we amended an agreement with banks under which $266 million of letters of credit had been issued on the Barracuda-Caratinga project. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreement includes provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed settlement through December 31, 2003.

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

         Our new credit facilities related to the proposed asbestos and silica settlement include a master letter of credit facility intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the anticipated Chapter 11 proceedings by DII Industries and Kellogg Brown & Root and some of their subsidiaries with United States operations. The master letter of credit facility will also provide collateral for issuers of our existing letters of credit if such letters of credit are drawn and the issuing bank provides cash for collateral or reimbursement. If any of such existing letters of credit are drawn during the bankruptcy and the bank issuing the letter of credit provides cash to collateralize or reimburse for such draws, the letter of credit facility will provide the cash needed for such draws, with any borrowings being converted into term loans. Although this master letter of credit facility has been signed, there are a number of conditions precedent that must be met before the facility is effective and available for our use. If we were required to cash collateralize letters of credit prior to the facility becoming effective, we would be required to use cash on hand or existing credit facilities. Substantial cash collateralization requirements prior to the new master letter of credit facility becoming effective may have a material adverse effect on our financial condition. In addition, representatives of DII Industries, Kellogg Brown & Root and their subsidiaries are having continuing discussions with their customers in order to reduce the possibility that any material draw on the existing letters of credit will occur due to the anticipated Chapter 11 proceedings.

        In the past, no significant claims have been made against letters of credit issued on our behalf.

        BARRACUDA-CARATINGA PROJECT. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The construction manager and owner's representative is Petroleo Brasilero SA (Petrobras), the Brazilian national oil company. When completed, the project will consist of two converted supertankers which will be used as floating production, storage and offloading units, or FPSOs, 32 hydrocarbon production wells, 22 water injection wells and all sub-sea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs.

         KBR's performance under the contract is secured by:

               - performance letters of credit, which together have an available credit of approximately $266 million as of September 30, 2003 and which represent approximately 10% of the contract amount, as amended to date by change orders;

               - retainage letters of credit, which together have available credit of $152 million as of September 30, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and

               - a guarantee of KBR's performance of the agreement by Halliburton Company in favor of the project owner.

         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were to be drawn, KBR would be required to fund the amount of the draw to the issuing banks. To the extent KBR cannot fund the amount of the draw, Halliburton would be required to do so, which could have a material adverse effect on Halliburton's financial condition and results of operations. The master letter of credit facility, provided it becomes effective, will override the reimbursement or cash collateral requirements for the period specified in that agreement.

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

         In the event that KBR was determined after an arbitration proceeding to have been in default under the contract with Petrobras, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments previously received by KBR to the extent they have not been repaid. The original contract terms require repayment of the $300 million in advance payments by crediting the last $350 million of our invoices to Petrobras related to the contract by that amount.

         In addition to the amounts described above, KBR may have to pay liquidated damages if the project is delayed beyond the original contract completion date. KBR expects that the project will likely be completed at least 16 months later than the original contract completion date. Although KBR believes that the project's delay is due primarily to the actions of the project owner, in the event that any portion of the delay is determined to be attributable to KBR and any phase of the project is completed after the milestone dates specified in the contract, KBR could be required to pay liquidated damages. These damages would be calculated on an escalating basis of approximately $1 million per day of delay caused by KBR, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $266 million as of September 30, 2003).

         Finally, we may be required to pay additional value added taxes ("VAT") related to the Barracuda-Caratinga project of up to $293 million that may be due or become due on the project. We believe that we are entitled under applicable law to collect VAT tax on the value of the project from Petrobras upon turnover of the project to the project owner, and that we will be entitled to a credit for VAT taxes we have paid. Petrobras and the project owner are contesting the reimbursability of up to $227 million of these potential VAT taxes. In addition, KBR is of the view that virtually all of the VAT tax chargeable to the project is the result of a change in tax law after the contract was signed. The contract provides that Kellogg Brown & Root is responsible for taxes in effect on the contract date, but will be reimbursed for increased costs due to changes in the tax laws that occur after the date of the contract. The parties agree that certain changes in the tax laws occurred after the date of the contract, but do not agree on how much of the increase in taxes was due to that change or which party is responsible for ultimately paying these taxes. While Kellogg Brown & Root does not agree, up to $144 million in VAT taxes may already be due on the project. Up to approximately $100 million of VAT taxes may be due in stages from November 2003 through April 2004, with the balance due in stages later in 2004. Depending on when the VAT taxes are deemed due and when they are paid, penalties and interest on the taxes of between $40-$100 million may also be due, the reimbursability of which the project owner may also contest.

         As of September 30, 2003, the project was approximately 78% complete and KBR had recorded a pretax loss of $345 million related to the project. The probable unapproved claims included in determining the loss on the project were $182 million as of September 30, 2003. The claims for the project most likely will not be settled within one year. Accordingly, based upon the costs incurred on the claims, probable unapproved claims of $157 million at September 30, 2003 have been recorded to long-term unbilled work on uncompleted contracts. Those amounts are included in "Other assets, net" on the balance sheet. KBR has asserted claims for compensation substantially in excess of $182 million. The project owner, through its project manager, Petrobras, has denied responsibility for all such claims. Petrobras has, however, issued formal change orders worth approximately $61 million which are not included in the $182 million in probable unapproved claims.

         In June 2003, Halliburton, KBR and Petrobras, on behalf of the project owner, entered into a non-binding heads of agreement that would resolve some of the disputed issues between the parties, subject to final agreement and lender approval. The original completion date for the Barracuda project was December 2003 and the original completion date for the Caratinga project was April 2004. Under the heads of agreement, the project owner would grant an extension of time to the original completion dates and other milestone dates that averages approximately 12 months, delay any attempt to assess the original liquidated damages against KBR for project delays beyond 12 months and up to 18 months, delay any drawing of letters of credit with respect to such liquidated damages and delay the return of any of the $300 million in advance payments until after arbitration. The heads of agreement also provides for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule (subject to the total cap on liquidated damages of 10% of the final contract amount). The heads of agreement does not delay the drawing of letters of credit for these liquidated damages. The extension of the original completion dates and other milestones would significantly reduce the likelihood of KBR incurring liquidated damages on the project. Nevertheless, KBR continues to have exposure for substantial liquidated damages for delays in the completion of the project.

         Under the heads of agreement, the project owner has agreed to pay $69 million of KBR's disputed claims (which are included in the $182 million of probable unapproved claims as of September 30, 2003) and to arbitrate additional claims. The maximum recovery from the claims to be arbitrated would be capped at $375 million. The heads of agreement also allows the project owner or Petrobras to arbitrate additional claims against KBR, not including liquidated damages, the maximum recovery from which would be capped at $380 million. KBR believes the claims made to date by the project owner are based on a delay in project completion. KBR's contract with the project owner excludes consequential damages and, as indicated above, provides for liquidated damages in the event of delay in completion of the project. While there can be no assurance that the arbitrator will agree, KBR believes if it is determined that KBR is liable for delays, the project owner would be entitled to liquidated damages in amounts up to those referred to above and not to an additional $380 million.

         The finalization of the heads of agreement is subject to project lender approval. The parties have had discussions with the lenders and based on these discussions have agreed to certain modifications to the original terms of the heads of agreement to conform to the lenders' requirements. They have agreed that the $300 million in advance payments would be due on the earliest of December 7, 2004, the completion of any arbitration or the resolution of all claims between the project owner and KBR. Likewise, the project owner's obligation to defer drawing letters of credit with respect to liquidated damages for the delays between 12 and 18 months would extend only until December 7, 2004. The negotiations with the lenders have been completed and the final agreements have been sent to the lenders for their approval and signature. We are also awaiting signature from Petrobras on the final agreement. While we believe the lenders have an incentive to approve the final agreement and complete the financing of the project, and the parties have agreed to the modifications described above to secure the lenders' approval, there is no assurance that the lenders will approve the final agreement. If the lenders do not sign the final agreements, Petrobras may be forced to secure other funding to complete the project. There is no assurance that Petrobras will pursue or will be able to secure such funding. Absent completion of the final agreement, KBR could be subject to additional liquidated damages and other claims, be subject to the letters of credit being drawn and be required to return the $300 million in advance payments.

         The project owner has procured project finance funding obligations from various lenders to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. If the lenders cease to fund the project, the project owner may not have the ability to continue to pay KBR for its services. The original loan documents provide that the lenders are not obligated to continue to fund the project if the project has been delayed for more than six months. In November 2002, the lenders agreed to extend the six-month period to 12 months. Other provisions in the loan documents may provide for additional time extensions. However, delays beyond 12 months may require lender consent in order to obtain additional funding. While we believe the lenders have an incentive to complete the financing of the project, there is no assurance that they would do so. If the lenders did not consent to extensions of time or otherwise ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it would do so. To date, the lenders have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project even though the project completion has been delayed.

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

         CURRENT MATURITIES. We had $21 million of current maturities of long-term debt as of September 30, 2003. In the third quarter 2003, we repaid a $150 million medium-term note due July 2003.

         CASH AND EQUIVALENTS. We ended September 30, 2003 with cash and equivalents of $1.2 billion.

OFF BALANCE SHEET RISK

         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables, and collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.

         The amount of undivided interests which can be sold under the program varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and could from time to time sell additional undivided ownership interests. In July 2003, however, the balance outstanding under this facility was reduced to zero. The total amount outstanding under this facility continued to be zero as of September 30, 2003.

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

         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability. As of September 30, 2003, those nine sites accounted for approximately $7 million of our total $34 million liability. See Note 12 to the financial statements.

FORWARD-LOOKING INFORMATION

         Looking ahead, we believe United States drilling activity will not increase during the fourth quarter of this year. We expect continued strong drilling activity onshore in North America, provided natural gas or oil prices do not decline significantly from current levels. Activity in the United States Gulf of Mexico has been disappointing in the first nine months of this year and we do not expect any improvement through year-end. Outside of North America, we expect rig counts will be flat to up slightly for the balance of the year. Mexico has also shown a significant increase in drilling activity, and we expect this high level of activity to continue in the near term. We expect the pricing environment to remain steady in the fourth quarter.

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

         ASBESTOS

               - completion of the proposed settlement, prerequisites which include:

                      -  completion of required due diligence;

                      - continued effectiveness of our agreement in principle to limit the cash required under the settlement to $2.775 billion, which agreement becomes void if a Chapter 11 filing is not made by our affected subsidiaries by December 31, 2003;

                      - continued availability of acceptable financing to fund the proposed settlement;

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

                      - future events in the Harbison-Walker bankruptcy proceeding; and

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

                      - adverse court decisions as to our rights to obtain insurance reimbursement; and

                      - settlement of our insurance claims providing for accelerated recovery of proceeds in an amount less than our accrual for probable insurance recoveries;

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

                      - not being able to timely recover insurance reimbursement; or

                      -  a reduction in credit ratings;

               - continued availability of acceptable financing to fund our proposed settlement;

               - defaults that could occur under our and our subsidiaries' debt documents as a result of a Chapter 11 filing unless we are able to obtain consents or waivers to those events of default, which events of default could cause defaults under other of our credit facilities and possibly result in an obligation to immediately pay amounts due;

               - actions by issuers and beneficiaries of current letters of credit to draw under such letters of credit prior to our new master letter of credit facility becoming effective that is intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements;

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

         CUSTOMERS

               - the magnitude and continuation of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support and infrastructure services in the Balkans and Iraq;

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

         INDUSTRY

               - changes in oil and gas prices, among other things, resulting from:

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

         SYSTEMS


               - the successful installation of a new financial system to replace the current system for the Engineering and Construction Group;

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

Item 4.  Controls and Procedures

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

*       4.1     Senior Indenture dated as of October 17, 2003 between
                Halliburton and JPMorgan Chase Bank, as
                Trustee.

*       4.2     First Supplemental Indenture dated as of October 17, 2003
                between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003.

*       4.3     Form of note of floating rate senior notes due October 17, 2005
                (included as Exhibit A to Exhibit 4.2 above).

*       4.4     Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.2 above).

*      10.1     Employment Agreement (Mark A. McCollum).

*      10.2     3-Year Revolving Credit Agreement, dated as of October 30, 2003, among Halliburton, the Banks party thereto, Citicorp North
                America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation
                Agent.

*      10.3     Master Letter of Credit Facility Agreement, dated as of
                October 30, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent,
                JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank
                N.V., as Documentation Agent.

*      10.4     Senior Unsecured Credit Facility Agreement, dated as of
                November 3, 2003, among Halliburton, the Banks party thereto,
                Citicorp North America, Inc., as Administrative Agent, JPMorgan
                Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as
                Documentation Agent.

*      12       Statement of Computation of Ratio of Earnings to Fixed Charges.

*      31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                *    Filed with this Form 10-Q

         (b)    Reports on Form 8-K

                         Date of
Date Filed               Earliest Event         Description of Event
-----------------------------------------------------------------------------------------------------------------
During the third quarter of 2003:

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

August 4, 2003           July 31, 2003          Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release announcing 2003 second quarter results.

September 3, 2003        September 2, 2003      Item 9. Regulation FD Disclosure for a press release announcing some delays in connection with the planned asbestos and silica settlement, but agreement is drawing near on the trust
                                                distribution procedure, the plan of reorganization and the disclosure statement.

September 23, 2003       September 22, 2003     Item 9. Regulation FD Disclosure for a press release announcing
                                                DII Industries, Kellogg Brown & Root and other affected
                                                subsidiaries have begun the solicitation process in connection with the planned asbestos and silica settlement.

October 1, 2003          September 29, 2003     Item 9. Regulation FD Disclosure for a press release announcing
                                                Halliburton will not request a stay extension of Harbison-Walker bankruptcy court's temporary restraining order which expires on
                                                September 30, 2003.

During the fourth quarter of 2003:

October 10, 2003         October 9, 2003        Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release revising 2003 third quarter
                                                earnings estimate.

October 10, 2003         October 10, 2003       Item 9. Regulation FD Disclosure for a press release announcing exchange offer and consent solicitation for debentures issued by
                                                DII Industries, LLC.

October 15, 2003         October 14, 2003       Item 9. Regulation FD Disclosure for a press release announcing pricing of a private offering of $1.05 billion of senior notes.


                         Date of
Date Filed               Earliest Event         Description of Event
-----------------------------------------------------------------------------------------------------------------
October 23, 2003         October 22, 2003       Item 9. Regulation FD Disclosure for a press release announcing a
                                                2003 fourth quarter dividend.

October 28, 2003         October 27, 2003       Item 5. Other Events and Item 7. Financial Statements, Pro Forma
                                                Financial Information and Exhibits informing of adjustments made to certain items from the December 31, 2002 Annual Report on Form
                                                10-K in order to update all segment information to reflect the new segment structure as disclosed in the June 30, 2003 Form 10-Q.

October 29, 2003         October 27, 2003       Item 9. Regulation FD Disclosure for a press release announcing
                                                DII Industries, LLC has received consents, subsequent to an exchange offer, from holders of more than 95% of the principal amount of outstanding debentures to amend the indenture.

October 30, 2003         October 28, 2003       Item 9. Regulation FD Disclosure for a press release announcing filing of a shelf registration for previously issued $1.2 billion convertible senior notes.

October 31, 2003         October 29, 2003       Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release announcing 2003 third quarter results.

November 6, 2003         November 6, 2003       Item 9. Regulation FD Disclosure for a press release announcing that DII Industries and Kellogg Brown & Root extended the
                                                voting deadline on the plan of reorganization until November 19,
                                                2003.


                                   SIGNATURES


         As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.


                                            HALLIBURTON COMPANY




Date: November 7, 2003                      By: /s/     C. Christopher Gaut
                                               ---------------------------------
                                                        C. Christopher Gaut
                                                    Executive Vice President and
                                                       Chief Financial Officer







                                                /s/    Mark A. McCollum
                                               ---------------------------------
                                                       Mark A. McCollum
                                                       Sr. Vice President and
                                                    Chief Accounting Officer

                               INDEX TO EXHIBITS


*       4.1     Senior Indenture dated as of October 17, 2003 between
                Halliburton and JPMorgan Chase Bank, as
                Trustee.

*       4.2     First Supplemental Indenture dated as of October 17, 2003
                between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003

*       4.3     Form of note of floating rate senior notes due October 17, 2005
                (included as Exhibit A to Exhibit 4.2 above).

*       4.4     Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.2 above).

*      10.1     Employment Agreement (Mark A. McCollum).

*      10.2     3-Year Revolving Credit Agreement, dated as of October 30, 2003, among Halliburton, the Banks party thereto, Citicorp North
                America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation
                Agent.

*      10.3     Master Letter of Credit Facility Agreement, dated as of
                October 30, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent,
                JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank
                N.V., as Documentation Agent.

*      10.4     Senior Unsecured Credit Facility Agreement, dated as of
                November 3, 2003, among Halliburton, the Banks party thereto,
                Citicorp North America, Inc., as Administrative Agent, JPMorgan
                Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as
                Documentation Agent.

*      12       Statement of Computation of Ratio of Earnings to Fixed Charges.

*      31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*      32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                *    Filed with this Form 10-Q