Form 10-K/A
period 2002-12-31
HALLIBURTON CO
filed 2004-01-15
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

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

        5 Houston Center, 1401 McKinney, Suite 2400, Houston, Texas 77010
                    (Address of principal executive offices)
                   Telephone Number - Area code (713) 759-2600

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

                                Explanatory Note

Amendments to our Historical Segment Reporting

         We are amending the segment presentation in our 2002 Form 10-K to reflect additional segments of business. Previously, we reported two segments: the Energy Services Group and the Engineering and Construction Group (known as "KBR"). This amendment now reflects eight segments: Pressure Pumping, Drilling and Formation Evaluation and Other Energy Services (collectively, referred to as the Energy Services Group) and Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services and Infrastructure Operations (collectively, referred to as the Engineering and Construction Group, or as KBR). This eight segment presentation reflects financial information provided to our chief executive officer (chief operating decision maker or CODM) during the periods presented. See Note 4 to the consolidated financial statements for a description of the operations included in each of these segments.

Segment Changes Beginning in the Second Quarter of 2003

         In the second quarter of 2003, we reorganized our Energy Services Group into four divisions, which is the basis for the four segments we have been reporting within the Energy Services Group beginning with our Form 10-Q for the quarter ended June 30, 2003. We grouped product lines in order to better align ourselves with how our customers procure our services, and to capture new business and achieve better integration, including joint research and development of new products and technologies and other synergies. The new segments mirror the way our CODM now regularly reviews the operating results, assesses performance and allocates resources. In addition, during the same period we changed the type of financial information provided to our CODM. The new CODM financial report reflects relevant financial data for the four new Energy Services Group divisions, as well as summary financial information for KBR as a whole. As a result, we have been reporting the following five segments since the second quarter of 2003:
              -   Drilling and Formation Evaluation;
              - Fluids (which consists of our drilling fluids operations from the Other Energy Services segment reported in this Form 10-K/A and our cementing operations from the Pressure Pumping segment reported in this Form 10-K/A);
              - Production Optimization (which consists of production enhancement services and tools and testing services from the Pressure Pumping segment reported in this Form 10-K/A and completion products and services from the Other Energy Services segment reported in this Form 10-K/A);
              -   Landmark and Other Energy Services; and
              -   Engineering and Construction Group.
         Collectively, Drilling and Formation Evaluation, Fluids, Production Optimization, and Landmark and Other Energy Services make up the Energy Services Group.
         Please see our Form 10-Q for the period ended June 30, 2003 and our Form 8-K filed on October 28, 2003 for a more detailed discussion of the new segment structure, including an update of all segment information included in our Form 10-K for the year ended December 31, 2002. We will continue to report these five segments for future periods.

Changes to our 2002 Form 10-K

         The sections of the Form 10-K affected by this amendment to reflect eight segments are the following:

              -   Item  1.  Business  -  "General   description   of  business",
                  "Description of services and products", "Dispositions in 2002", and "Customers and backlog";
              -   Item 2. Properties;
              -   Item 6. Selected Financial Data;

              - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:
                      -    Business Environment;
                      -    Results of Operations in 2002 Compared to 2001;
                      -    Results of Operations in 2001 Compared to 2000;
                      -    Liquidity and Capital Resources;
                      -    Reorganization of Business Operations;
                      -    Forward-Looking Information - "Legal"; and
                      -    Independent Auditor's Report.
              - Note 1 - "Significant Accounting Policies" under the headings "Description of Company", "Research and development", and "Goodwill";
              -   Note 2 - "Acquisitions  and  Dispositions"  under the headings
                  "Magic  Earth  acquisition",   "PES  acquisition",  "PGS  Data
                  Management  acquisition",  "European  Marine  Contractors Ltd.
                  disposition",   "Subsea  7   formation",   and   "Bredero-Shaw
                  disposition"; and
              -   Note 4 - "Business Segment Information".

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to the date of the amended filing. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing by our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K on March 28, 2003.

PART I

Item 1. Business.
         General description of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers.
         Our eight business segments are organized as follows: Pressure Pumping, Drilling and Formation Evaluation, and Other Energy Services (collectively, the "Energy Services Group"), and Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services, and Infrastructure Operations (collectively, the "Engineering and Construction Group").
         Dresser Equipment Group is presented as discontinued operations through March 31, 2001 as a result of the sale in April 2001 of this business unit. See
Note 4 to the financial statements for financial information about our business segments.
         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, LLC (DII Industries), Kellogg, Brown & Root, Inc. (Kellogg, Brown & Root) and their current and former subsidiaries.
         The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made.
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Proposed global settlement" and Note 12 to the financial statements.
         Description of services and products. We offer a broad suite of products and services through our eight business segments. The following summarizes our services and products for each business segment.
         ENERGY SERVICES GROUP
         The Energy Services Group consists of the Pressure Pumping, Drilling and Formation Evaluation and Other Energy Services business segments. It provides a wide range of discrete services and products, as well as integrated solutions to customers for the exploration, development and production of oil and gas. The Energy Services Group serves major, national and independent oil and gas companies throughout the world.

         Pressure Pumping
         The Pressure Pumping segment provides services used to complete oil and gas wells and to increase the amount of oil or gas recoverable from those wells. Major services and products offered include:
              -   production enhancement;
              -   cementing; and
              -   tools and testing services.
         Production enhancement optimizes oil and gas reservoirs through a variety of pressure pumping services, including fracturing and acidizing, sand control, coiled tubing, hydraulic workover and pipeline and process services. These services are used to clean out a formation or to fracture formations to allow increased oil and gas production.
         Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. This is accomplished by pumping cement and chemical additives to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment and services.
         Tools and testing services include underbalanced applications, tubing-conveyed perforating products and services, drill stem and other well testing tools, data acquisition services and production applications.
         Drilling and Formation Evaluation
         The Drilling and Formation Evaluation segment is primarily involved in drilling and evaluating the formations related to bore-hole construction and oil and gas formation evaluation. Major services and products offered include:
              -   drilling systems and services;
              -   drill bits; and
              -   logging and perforating.
         Our Sperry-Sun business line provides drilling systems and services. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and related completion systems, and rig site information systems. Our drilling systems feature bit stability, directional control, borehole quality, low vibration and high rates of penetration while drilling directional wells.
         Drill bits, offered by our Security DBS business line, include roller cone rock bits, fixed cutter bits, coring equipment and services and other downhole tools used to drill wells.
         Logging and perforating products and services include our Magnetic Resonance Imaging Logging (MRIL(R)), high-temperature logging, as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
         Other Energy Services
         The Other Energy Services segment provides drilling fluids systems, completion products, integrated exploration and production software information systems, consulting services, real-time operations, smartwells, integrated solutions, and subsea operations.
         Our Baroid business line provides drilling fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid sells products to a wide variety of industrial customers. Drilling fluids usually contain bentonite or barite in a water or oil base. Drilling fluids primarily improve wellbore stability and facilitate the transportation of cuttings from the bottom of a wellbore to the surface. The fluids also help cool the drill bit, seal porous well formations and assist in pressure control within a wellbore. Fluids are often customized by onsite engineers for optimum stability and enhanced oil production.
         Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, well control services and slickline equipment and services.
         Landmark Graphics is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark Graphics software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs to achieve optimal business and technical decisions in exploration, development and production activities. Landmark Graphics broad range of professional services enables our worldwide customers to optimize technical, business and decision processes. Data management services provide efficient storage, browsing and retrieval of large volumes of exploration and petroleum data. The products and services offered by Landmark Graphics integrate data workflows and operational processes across disciplines including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
         This segment provides value-added oilfield project management and integrated solutions to independent, integrated and national oil companies. Integrated solutions enhance field deliverability and maximize a customer's return on investment. These services leverage all of our products and technologies, as well as project management capabilities.
         Also included in this segment is our equity method investment in Well Dynamics B.V., an intelligent well completions joint venture, our equity method investment in Enventure Global Technology, LLC, which is an expandable casing joint venture and our subsea operations conducted in our 50% owned company, Subsea 7, Inc. Other services provide installation and servicing of subsea facilities and pipelines.
         ENGINEERING AND CONSTRUCTION GROUP
         The Engineering and Construction Group, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide.
         KBR offers the following:
              -   Onshore   Operations   segment   provides    engineering   and
                  construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              -   Offshore Operations segment provides deepwater engineering and marine technology and related worldwide fabrication capabilities;
              -   Government    Operations   segment   provides    construction,
                  maintenance and logistics activities for government facilities and installations;
              -   Operations and  Maintenance  Services  segment  provides plant operations, maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              -   Infrastructure Operations  segment provides civil engineering, consulting and project management services.
         Dispositions in 2002. During 2002, we disposed of non-core businesses in our Other Energy Services segment listed below:
              -   In January 2002,  we sold our 50% interest in European  Marine
                  Contractors Limited, an unconsolidated joint venture, which provided offshore pipeline services, to our joint venture partner, Saipem;
              -   In August 2002, we  sold several  properties that were located in the  United  States; and
              -   In September 2002, we sold our 50% interest in Bredero-Shaw, a pipecoating joint venture, to our partner ShawCor Ltd.
         These dispositions will have an immaterial impact on our future operations. In addition, in May 2002, we contributed substantially all of our Halliburton Subsea assets for 50% of the ownership in a newly formed company, Subsea 7, Inc.
         See Note 2 to the financial statements for additional information related to 2002 dispositions and the creation of Subsea 7, Inc.
         Business strategy. Our business strategy is to maintain global leadership in providing energy services and products and engineering and construction services. We provide these services and products to our customers as discrete services and products and, when combined with project management services, as integrated solutions. Our ability to be a global leader depends on meeting four key goals:
              -   establishing and maintaining technological leadership;
              -   achieving and continuing operational excellence;
              -   creating and continuing innovative business relationships; and
              -   preserving a dynamic workforce.

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
=============================================================================

         Of the total backlog at December 31, 2002, $9,776 million relates to KBR operations with the remainder arising from our Energy Services Group, principally in the Other Energy Services segment. We estimate that 43% of the total backlog existing at December 31, 2002 will be completed during 2003. Approximately 37% of total backlog relates to fixed-price contracts with the remaining 63% relating to cost reimbursable contracts. In addition, backlog relating to engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry totaled $904 million at December 31, 2002. For contracts that are not for a specific amount, backlog is estimated as follows:

              - operations and maintenance contracts that cover multiple years are included in backlog based upon an estimate of the work to be provided over the next twelve months; and
              - government contracts that cover a broad scope of work up to a maximum value are included in backlog at the estimated amount of work to be completed under the contract based upon periodic consultation with the customer.
         For projects where we act as project manager, we only include our scope of each project in backlog. For projects related to unconsolidated joint ventures, we only include our percentage ownership of each joint venture's backlog. Our backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark Graphics. Backlog is not indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
         Raw materials. Raw materials essential to our business are normally readily available. Where we rely on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in supply.
         Research and development costs. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and development activities totaled $233 million in both 2002 and 2001 and $231 million in 2000. Further information relating to our expenditures for research and development is included in Note 1 to the financial statements.
         Patents. We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed to utilize patents owned by others. Included in "Other assets" are patents, net of accumulated amortization, totaling $58 million as of December 31, 2002 and $49 million as of December 31, 2001. We do not consider any particular patent or group of patents to be material to our business operations.
         Seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographical locations of our operations serve to mitigate those effects. Examples of how weather can impact our business include:
              - the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;
              - the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
              -   typhoons and hurricanes can disrupt offshore operations; and
              - severe weather during the winter months normally results in reduced activity levels in the North Sea.
         Employees. At December 31, 2002, we employed approximately 83,000 people worldwide compared to 85,000 at December 31, 2001. At December 31, 2002, approximately five percent of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
         Environmental regulation. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include the Comprehensive Environmental Response, Compensation and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Toxic Substances Control Act, among others. In addition to the federal laws and regulations, states where we do business may have equivalent laws and regulations with which we must abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters.

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

Item 2. Properties.
         We own or lease numerous properties in domestic and foreign locations. The following locations represent our major facilities:

                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Energy Services Group
North America
Drilling and Formation
    Evaluation Segment:

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

Other Energy Services Segment:

Carrollton, Texas                       Owned        792,000    Manufacturing facility including warehouses,
                                                                engineering and sales, testing, training and
                                                                research.  The manufacturing plant produces
                                                                equipment for the Other Energy Services segment,
                                                                including surface and subsurface safety valves and
                                                                packer assemblies.

Shared Facilities:

Duncan, Oklahoma                        Owned      1,275,000    Four locations which include manufacturing capacity
                                                                totaling 655,000 square feet.  The manufacturing
                                                                facility is the main manufacturing site for
                                                                cementing, fracturing and acidizing equipment.  The
                                                                Duncan facilities also include a technology and
                                                                research center, training facility, administrative
                                                                offices and warehousing.  These facilities service
                                                                our Pressure Pumping, Drilling and Formation
                                                                Evaluation and Other Energy Services segments.


                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Shared Facilities (cont'd):

Houston, Texas                          Owned        690,000    Two suburban campus locations utilized by our
                                                                Drilling and Formation Evaluation and Other Energy
                                                                Services segments.  One campus is on 89 acres
                                                                consisting of office, training, test well,
                                                                warehouse, manufacturing and laboratory facilities.
                                                                The manufacturing facility, which occupies 115,000
                                                                square feet, produces highly specialized downhole
                                                                equipment for our Drilling and Formation Evaluation
                                                                segment.  The other campus is a manufacturing
                                                                facility with limited office, laboratory and
                                                                warehouse space that primarily produces fixed cutter
                                                                drill bits.

Houston, Texas                          Owned        593,000    A campus facility that is the home office for the
                                                                Energy Services Group.

Alvarado, Texas                         Owned        238,000    Manufacturing facility including some office and
                                                                warehouse space.  The manufacturing facility
                                                                produces perforating products and exploratory and
                                                                formation evaluation tools for our Drilling and
                                                                Formation Evaluation and Pressure Pumping segments.

Europe/Africa
Other Energy Services Segment:
Arbroath, United Kingdom                Owned        119,000    Manufacturing site that produces completion products.

Montrose, United Kingdom                Owned        213,000    Service operation center for completion products and
                                                                services equipment set on a 7.5 acre site including
                                                                office, workshop, warehouse, and yard used as open
                                                                storage.  Also accommodates a development center
                                                                with two training wells.

Shared Facilities:

Aberdeen, United Kingdom                Owned      1,216,000    A total of 26 sites including 866,000 square feet of
                                        Leased       365,000    manufacturing capacity used by various business
                                                                segments.

Tananger, Norway                        Leased       319,000    Service center with workshops, testing facilities,
                                                                warehousing and office facilities supporting the
                                                                Norwegian North Sea operations.


                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Engineering and Construction Group
North America
Shared Facilities:
Houston, Texas                          Leased       851,000    Engineering and project support center which
                                                                occupies 33 full floors in 2 office buildings.  One
                                                                of these buildings is owned by a joint venture in
                                                                which we have a 50% ownership.  The remaining 50% of
                                                                the joint venture is owned by a subsidiary of Trizec
                                                                Properties Inc. (NYSE: TRZ).  Trizec is not
                                                                affiliated with Halliburton Company or any of its
                                                                directors or executive officers.

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

Europe/Africa
Shared Facilities:
Leatherhead, United Kingdom             Owned        226,000    Engineering and project support center on 55 acres
                                                                in suburban London.

         In 2002, we closed our Dallas corporate office and temporarily relocated it to the Houston facility that also serves as headquarters for KBR. In 2003, the corporate headquarters will be moved from this location to offices in downtown Houston which are currently being completed.
         In addition, we have 181 international and 108 domestic field camps from which the Energy Services Group delivers its products and services. We also have numerous small facilities that include sales offices, project offices and bulk storage facilities throughout the world. We own or lease marine fabrication facilities covering approximately 761 acres in Texas, England and Scotland which are used by the Engineering and Construction Group.
         We have mineral rights to proven and probable reserves of barite and bentonite. These rights include leaseholds, mining claims and owned property. We process barite and bentonite for supply to many industrial markets worldwide in addition to using it in our drilling fluids operations. Based on the number of tons of bentonite consumed in fiscal year 2002, we estimate our 22 million tons of proven reserves in areas of active mining are sufficient to fulfill our internal and external needs for the next 15 years. We estimate that our 750,000 tons of proven reserves of barite in areas of active mining equate to a 27 year supply based on current rates of production. These estimates are subject to change based on periodic updates to reserve estimates and to the extent future consumption differs from current levels of consumption.
         We believe all properties that we currently occupy are suitable for their intended use.

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


Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
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

     Arthur D. Huffman         Vice President and Chief Information Officer of Halliburton Company, since
     (Age 50)                    August 2000
                               Chief Information Officer of Group Air Liquide, 1997 to August 2000
                               Vice President - Information Technology of Air Liquide America Corporation,
                                 1995 to 1997

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

     Weldon J. Mire            Vice President - Human Resources of Halliburton Company, since May 2002
     (Age 55)                  Division Vice President of Halliburton Energy Services, January 2001 to May 2002
                               Asia Pacific Sales Manager of Halliburton Energy Services, November 1999 to
                                 January 2001
                               Director of Business Development, September 1999 to November 1999
                               Global Director of Strategic Business Development, January 1999 to November
                                 1999
                               Senior Shared Service Manager Houston, November 1998 to January 1999
                               IS Project Manager II - Venezuela, May 1998 to November 1998
                               Tools and Testing and TCP Product Manager, July 1997 to May 1998

     R. Charles Muchmore,  Jr. Vice President and Controller of Halliburton Company, since August 1996
     (Age 49)


Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14 through 46 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in Management's
Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Instrument Market Risk" on page 39 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                                                               Page No.
                                                                                                               --------
Independent Auditor's Report                                                                                    47-48
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                         49
Consolidated Balance Sheets at December 31, 2002 and 2001                                                          50
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000            51-52
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                      53-54
Notes to Annual Financial Statements                                                                            55-95
  1.     Significant Accounting Policies                                                                        55-58
  2.     Acquisitions and Dispositions                                                                          58-59
  3.     Discontinued Operations                                                                                59-60
  4.     Business Segment Information                                                                           60-63
  5.     Restricted Cash                                                                                           63
  6.     Receivables                                                                                               64
  7.     Inventories                                                                                               64
  8.     Unapproved Claims and Long-Term Construction Contracts                                                 64-66
  9.     Property, Plant and Equipment                                                                             66
 10.     Related Companies                                                                                         66
 11.     Lines of Credit, Notes Payable and Long-Term Debt                                                      67-68
 12.     Commitments and Contingencies                                                                          68-83
 13.     Income (loss) Per Share                                                                                   83
 14.     Reorganization of Business Operations                                                                  83-84
 15.     Change in Accounting Method                                                                               84
 16.     Income Taxes                                                                                           85-87
 17.     Common Stock                                                                                           87-89
 18.     Series A Junior Participating Preferred Stock                                                             89
 19.     Financial Instruments and Risk Management                                                              89-91
 20.     Retirement Plans                                                                                       91-95
 21.     Dresser Industries, Inc. Financial Information                                                            95
 22.     Goodwill and Other Intangible Assets                                                                      95
Selected Financial Data (Unaudited)                                                                             96-98
Quarterly Data and Market Price Information (Unaudited)                                                        99-100

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

BUSINESS ENVIRONMENT

         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues is derived from the sale of services and products, including engineering and construction activities to major, national and independent oil and gas companies. These products and services are used throughout the energy industry from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing. Our eight business segments are as follows: Pressure Pumping, Drilling and Formation Evaluation, and Other Energy Services (collectively, referred to as the Energy Services Group), and Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services, and Infrastructure Operations (collectively, referred to as the Engineering and Construction Group, or as KBR).
         The industries we serve are highly competitive with many substantial competitors for each segment. In 2002, the United States represented 33% of our total revenue and the United Kingdom represented 12%. No other country accounted for more than 10% of our operations. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any one country would be material to our consolidated results of operations.
         Halliburton Company
         Activity levels within our business segments are significantly impacted by the following:
              - spending on upstream exploration, development and production programs by major, national and independent oil and gas companies;
              - capital expenditures for downstream refining, processing, petrochemical and marketing facilities by major, national and independent oil and gas companies; and
              -   government spending levels.
         Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.
         Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production drilling prospects, the world economy and global stability which together drive worldwide drilling activity. As measured by rig count, high levels of worldwide drilling activity during the first half of 2001 began to decline in the latter part of that year. Drilling levels reached a low, particularly in the United States for gas drilling, in April 2002. The decline was partially due to general business conditions caused by global economic uncertainty which was accelerated by the terrorist attacks on September 11, 2001. An abnormally warm 2001/2002 winter season in the United States also resulted in increased working gas in storage. The high level of gas in storage put pressure on gas prices, which resulted in reduced gas drilling activity particularly in the Western portion of the United States.
         For the year 2002, natural gas prices at Henry Hub averaged $3.33 per million cubic feet, commonly referred to as mcf, compared to $4.07 per mcf in 2001. Gas prices continued to decline during the first two months of 2002 and then steadily increased throughout the year ending at an average of $4.65 per mcf in December. Based upon data from a leading research association at the end of 2002, the gas price at Henry Hub was expected to average slightly above $3.73 per mcf for all of 2003 and $4.00 per mcf for the 2003 first quarter. However, actual prices have been significantly higher averaging $6.33 per mcf during January and February. These higher gas prices have not translated into significantly increased gas drilling rig activity as of the end of February.
         Natural gas prices have been impacted by an abnormally cold 2002/2003 winter season thus far in the United States, resulting in reduced gas storage levels. As of January 31, 2003, working gas in storage was 1,521 billion cubic feet, commonly referred to as bcf, according to Energy Information Administration estimates. These stocks were 811 bcf less than last year at this time and 287 bcf below the 5-year average of 1,808 bcf. At 1,521 bcf, total working gas in storage is within the 5-year historical range. While gas prices in the United States have historically varied somewhat geographically, this winter we have seen significantly higher fluctuations in regional gas prices in the United States. For example, while the price averaged $4.27 per mcf in the fourth quarter at Henry Hub, it was less than $2.00 per mcf in various parts of the Western United States. This is resulting in significant variation in gas drilling activity by region in the United States and much lower drilling and stimulation activity in the gas basins of the Western United States.
         Crude oil prices for West Texas Intermediate, commonly referred to as WTI, averaged $25.92 per barrel for all of 2002 compared to $26.02 per barrel for 2001. Oil prices have continued to trend upward since the beginning of 2002. Quarterly average WTI increased from $20.52 in the 2001 fourth quarter, to $28.23 in the 2002 third quarter and increased slightly to $28.34 during the 2002 fourth quarter. We believe that current oil prices reflect the disruption of supplies from Venezuela due to political unrest related to the national strike and a war premium due to the risk of supply disruption as a result of the armed conflict in the Middle East. OPEC, on January 12, 2003, agreed to raise its output ceiling by 1.5 million barrels per day or 6.5% to 24.5 million barrels per day. Prices for the first and second quarters of 2003 will be impacted by the length of disruption of Venezuelan crude oil supplies, the ability of OPEC to manage country production quotas, political tensions in the Middle East, global demand and the level of production by major non-OPEC countries, including Norway, Russia and other members of the former Soviet Union.
         Energy Services Group
         Lower natural gas and crude oil drilling activity since the 2001 third quarter has resulted in decreased demand for the services and products provided by the Energy Services Group. The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

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
==============================================================================================================

         Worldwide rig activity started to decline in the latter part of the third quarter 2001 and averaged 1,829 rigs in 2002 as compared to 2,242 in 2001. The decline in rig activity was most severe in North America, particularly the United States, where the rig count dropped 28% from an average of 1,155 in 2001 to 831 in 2002, with the majority of this decline due to reduced gas drilling. In the past, there has generally been a good correlation between the price of oil and gas in the United States and rig activity. However, this has not been the case in recent months where the rig count has declined as compared to the fourth quarter 2001, while WTI oil and Henry Hub gas prices have increased. We believe this is due to economic uncertainty, which we expect to continue into at least the next quarter or two, created by the following:

              -   volatility of oil and gas prices;
              -   disruption of oil supplies from Venezuela;
              -   differences in gas prices geographically in the United States;
              -   less  spending  due  to  current  uncertain   global  economic
                  environment;
              -   the armed conflict in the Middle East;
              -   budgetary constraints of some of our customers;
              -   focus on debt reduction by some of our customers;
              -   lack  of  quality   drilling  prospects  by   exploration  and
                  production companies; and
              -   level of  United  States  working gas  in storage  during  the winter heating season.
         It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services and conversely during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services.
         During 2000 and 2001, we implemented several price book increases. In July 2000, as a result of increased consumable materials costs and a tight labor market causing higher labor costs, we increased prices in the United States for most products and services on average between 2% and 12%. In January 2001, as a result of continued labor shortages and increased labor and materials costs, we increased prices in the United States on average between 5% and 12%. In July 2001, as a result of continuing personnel and consumable material cost increases, we increased prices on average between 6% and 15%.
         The decreased rig activity in 2002 from 2001 in the United States has increased pressure on the Energy Services Group to discount prices. The price increases we implemented last year have mostly been eroded by additional discounts. Our Pressure Pumping segment has been significantly impacted by the current economic slowdown due to its dependence on United States gas drilling.
         Our deepwater activity has not been as adversely impacted as land activity by the downturn in the energy industry, due to the level of investment and the long-term nature of contracts. Our drilling systems and services included in our Drilling and Formation Evaluation segment, which currently has a large percentage of its business outside the United States and is currently heavily involved in deepwater oil and gas exploration and development drilling and longer term contracts, has remained relatively strong despite the overall decline in the energy industry. Our operations have also been impacted by political and economic instability in Indonesia and in Latin America. In Latin America, the impact was primarily in Argentina in the earlier part of 2002 and then in Venezuela toward the end of 2002, due to political unrest related to the national strike. We also experienced disruptions due to Tropical Storm Isidore and Hurricane Lili in the Gulf of Mexico.
         Based upon data from Spears and Associates, drilling activity in the United States and Canada in 2003 is expected to increase compared to overall 2002 levels and compared to the fourth quarter 2002. This reflects the current level of oil and gas prices and tight supplies. International drilling activity is expected to remain constant with fourth quarter 2002 levels.
         At the end of 2002, two brokerage firms released exploration and production expenditure surveys for 2003. Salomon Smith Barney reported that worldwide exploration and production spending is expected to increase 3.8% in 2003. North America spending was forecasted to rise 1.5%. The report also noted that a lack of quality drilling prospects and uncertainty over Iraq have also contributed to a weaker initial spending forecast. Lehman Brothers made similar predictions. They are projecting a 4.2% increase in worldwide exploration and production expenditures for 2003, but a slight decrease in United States spending. Canadian exploration and production spending is estimated to increase 7.2%. International exploration and production expenditures are estimated to grow 5.5% in 2003, led by national oil companies and European majors. According to the Lehman report, exploration and production company budgets were based upon an average oil price estimate of $23.22 per barrel (WTI) and $3.42 per mcf for natural gas (Henry Hub).
         Until economic and political uncertainties impacting customer spending become clearer, we expect oilfield services activity to be essentially flat in the short-term and improve in the second half of 2003. The armed conflict in the Middle East could disrupt our operations in the region and elsewhere for the duration of the conflict. In the longer term, we expect increased global demand for oil and natural gas, additional customer spending to replace depleting reserves and our continued technological advances to provide growth opportunities.
         Engineering and Construction Group
         Our engineering and construction projects are longer term in nature than our energy services projects and are not significantly impacted by short-term fluctuations in oil and gas prices. We believe that the global economy's recovery is continuing, but its strength and sustainability are not assured. Based on the uncertain economic recovery and continuing excess capacity in petrochemical supplies, customers have continued to delay project awards or reduce the scope of projects involving hydrocarbons and manufacturing. A number of large-scale gas and liquefied natural gas development, offshore deepwater, government and infrastructure projects are being awarded or actively considered. However, in light of terrorist threats, the armed conflict and increasing instability in the Middle East and the modest growth of the global economy, many customers are delaying some of their capital commitments and international investments.
         We expect growth opportunities to exist for additional security and defense support to government agencies in the United States and other countries. Demand for these services is expected to grow as a result of the armed conflict in the Middle East and as governmental agencies seek to control costs and promote efficiencies by outsourcing these functions. We also expect growth due to new demands created by increased efforts to combat terrorism and enhance homeland security.
         Engineering and construction contracts can be broadly categorized as fixed-price, sometimes referred to as lump sum, or cost reimbursable contracts. Some contracts can involve both fixed-price and cost reimbursable elements.
         Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise, among other things, from:
              -   having  to judge the technical aspects  and effort involved to accomplish the work within the contract schedule;
              -   labor availability and productivity; and
              -   supplier and subcontractor pricing and performance.
         Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
              -   bidding a fixed-price  and  completion  date  before  detailed engineering work has been performed;
              -   bidding  a fixed-price and  completion date before locking  in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
              -   bidding a fixed-price  and completion  date before  finalizing subcontractors terms and conditions;
              -   subcontractors    individual    performance    and    combined
                  interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
              -   contracts covering long periods of time;
              -   contract values generally for large amounts; and
              -   contracts    containing    significant    liquidated   damages
                  provisions.
         Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.
         After careful consideration, we have decided no longer to pursue riskier fixed-price engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry. An important aspect of our 2002 reorganization was to look closely at each of our businesses to ensure that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation and commissioning of offshore projects was using a disproportionate share of our bonding and letter of credit capacity relative to its profit contribution, and determined to not pursue those types of projects in the future. We provide a range of engineering, fabrication and project management services to the offshore industry, which we will continue to service through a variety of other contracting forms. We have seven fixed-price engineering, procurement, installation and commissioning offshore projects underway and we are fully committed to successful completion of these projects, several of which are substantially complete. We plan to retain our offshore engineering and services capabilities.
         The approximate percentages of revenues attributable to fixed-price and cost reimbursable Engineering and Construction Group segments contracts are as follows:

               Fixed-Price         Cost
                               Reimbursable
----------------------------------------------
2002                47%              53%
2001                41%              59%
2000                47%              53%
==============================================

         Reorganization of Business Operations
         On March 18, 2002, we announced  plans to  restructure  our  businesses into two  operating  subsidiary  groups,  the  Energy  Services  Group  and KBR, representing the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of subsidiaries facilitated the separation, organizationally and financially of our business groups, which we believe will significantly improve operating efficiencies, while streamlining management and easing manpower requirements. In addition, many support functions that were previously shared were moved into the two business groups. Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two business groups in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both business groups.
         We expect only a minimal amount of restructuring costs to be incurred in 2003. In 2002, we incurred approximately $107 million in restructuring charges consisting of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20   million   in   professional   fees   related   to    the
                  restructuring; and
              -   $6 million related to contract terminations.
         We anticipate annualized cost savings of $200 million compared to costs prior to the corporate reorganization.
         As a part of the reorganization, we decided that the operations of Major Projects (which currently consists of the Barracuda-Caratinga project in Brazil), Granherne and Production Services were better aligned with KBR in the current business environment and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. All prior period segment results have been restated to reflect this change.
         Asbestos and Silica
         On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims. The agreement in principle covers all current and future personal injury asbestos claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries, as well as all current silica claims asserted presently or in the future. We revised our best estimate of our asbestos and silica liability based on information obtained while negotiating the agreement in principle, and adjusted our asbestos and silica liability to $3.425 billion, recorded additional probable insurance recoveries resulting in a total of $2.1 billion as of December 31, 2002 and recorded a net pretax charge of $799 million ($675 million after-tax) in the fourth quarter of 2002.

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

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

REVENUES

                                                                                 Increase/
Millions of dollars                                  2002           2001        (Decrease)
----------------------------------------------------------------------------------------------
Pressure Pumping                                   $  2,770       $  3,127       $  (357)
Drilling and Formation Evaluation                     1,633          1,643           (10)
Other Energy Services                                 2,433          3,041          (608)
----------------------------------------------------------------------------------------------
    Total Energy Services Group                       6,836          7,811          (975)
----------------------------------------------------------------------------------------------
Onshore Operations                                    1,813          1,422           391
Offshore Operations                                   1,457          1,156           301
Government Operations                                 1,217          1,436          (219)
Operations and Maintenance Services                     927            956           (29)
Infrastructure Operations                               322            265            57
----------------------------------------------------------------------------------------------
    Total Engineering and Construction Group          5,736          5,235           501
----------------------------------------------------------------------------------------------
Total revenues                                     $ 12,572       $ 13,046       $  (474)
==============================================================================================

         Consolidated revenues for 2002 were $12.6 billion, a decrease of 4% compared to 2001. International revenues comprised 67% of total revenues in 2002 and 62% in 2001. International revenues increased $298 million in 2002 partially offsetting a $772 million decline in the United States where oilfield services drilling activity declined 28%, putting pressure on pricing.
         Pressure Pumping revenues decreased $357 million compared to 2001. The decrease was attributable to reduced production enhancement services of $197 million and reduced cementing services of $160 million due to decreased rig counts in North America which put significant pricing pressures on the segment.
         On a geographic basis, the decrease in revenues was primarily due to a $443 million decrease of North America revenues, as a result of decreased rig counts. This was partially offset by increases in Middle East/Asia of $67 million from increased rig counts and new contracts in the region and Europe/Africa of $22 million from increased rig counts. International revenues were 50% in 2002 compared with 42% in 2001 for the segment.
         Drilling and Formation Evaluation revenues declined slightly in 2002 compared to 2001. Approximately $62 million of the decrease was due to lower North American logging and perforating activity. An additional $21 million of the change resulted from decreased drill bit sales principally in North America. These decreases were partially offset by $74 million of increased drilling systems activity primarily in international locations such as Saudi Arabia, Thailand, Mexico, Brazil, and the United Arab Emirates.
          On a geographic basis, the decline in revenue is attributable to lower levels of rig activity in North America, which also put pressure on pricing of work in the United States. Latin American revenues decreased 1% as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions and the national strike. International revenues were 72% of Drilling and Formation Evaluation's revenues in 2002 compared to 66% in 2001.
         Other Energy Services revenues declined $608 million, or 20%, in 2002 compared to 2001. Approximately $353 million of the decline is due to lower revenues from subsea operations as most of the assets of Halliburton Subsea were contributed to the formation of Subsea 7, Inc. (which was formed in May 2002 and is accounted for under the equity method). In addition, approximately $117 million of the decline is from lower revenues from integrated solutions projects as a result of the sale of several properties during 2002. Further, revenue decreased $89 million from drilling fluid sales and $56 million from lower completion products and services. Both reductions occurred primarily in North America from decreased rig counts. Partially offsetting the decline is a $40 million increase in software and professional services revenues due to strong 2002 sales in all geographic areas by Landmark Graphics.
         Onshore Operations segment revenues increased $391 million, or 27%, in 2002 compared to 2001. The improvement was due to increased activities on liquefied natural gas projects in Nigeria and Egypt, startup of an oil and gas project in Algeria, and progress on projects in Chad, Cameroon, and Belgium. Partially offsetting the revenue increase were lower revenues of $155 million on hydrocarbon projects in Canada and Qatar and liquefied natural gas activities in Malaysia.
         Offshore Operations segment revenues increased $301 million, or 26%, in 2002 compared to 2001. The improvement was due to progress on the
Barracuda-Caratinga project in Brazil and the Belanak project in Indonesia. Partially offsetting the revenue increase were lower revenues of $406 million on oil and gas projects in the Philippines, Mexico and Nigeria.
         Government Operations segment revenues decreased $219 million, or 15%, in 2002 compared to 2001. The decrease is due to completion of a major project at our shipyard in the United Kingdom during 2002 and lower volumes of logistical support in the Balkans in 2002 compared to 2001.
         Operations and Maintenance Services segment revenues decreased $29 million, or 3%, in 2002 compared to 2001. The decrease was due to reduced downstream maintenance activity in the United States. Partially offsetting the decrease was increased revenue on upstream projects in Canada and in the Middle East.
         Infrastructure Operations segment revenues increased $57 million, or 22%, in 2002 compared to 2001. The improvement was due to increased progress on the Alice Springs to Darwin Rail Line project in Australia and revenues from Europe/Africa.

OPERATING INCOME (LOSS)

                                                                               Increase/
Millions of dollars                                2002           2001        (Decrease)
--------------------------------------------------------------------------------------------
Pressure Pumping                                 $   454        $   676        $    (222)
Drilling and Formation Evaluation                    160            171              (11)
Other Energy Services                                 24            189             (165)
--------------------------------------------------------------------------------------------
    Total Energy Services Group                      638          1,036             (398)
--------------------------------------------------------------------------------------------
Onshore Operations                                    43             79              (36)
Offshore Operations                                 (179)           (15)            (164)
Government Operations                                 60             42               18
Operations and Maintenance Services                    5              6               (1)
Infrastructure Operations                             30             10               20
Asbestos and Silica Charges                         (644)           (11)            (633)
--------------------------------------------------------------------------------------------
    Total Engineering and Construction Group        (685)           111             (796)
--------------------------------------------------------------------------------------------
General corporate                                    (65)           (63)              (2)
--------------------------------------------------------------------------------------------
Operating income (loss)                          $  (112)       $ 1,084        $  (1,196)
============================================================================================

         Consolidated operating loss was $112 million for 2002 compared to operating income of $1.1 billion in 2001. In 2002, our results included:
              - $564 million expense in the Engineering and Construction Group related to asbestos and silica liabilities;
              - $117 million loss in the Offshore Operations segment on the Barracuda-Caratinga project in Brazil;
              - $108 million gain in Other Energy Services on the sale of our 50% interest in European Marine Contractors;

              -   $107 million in expense related to restructuring  charges,  of which  $64  million  related  to Other  Energy  Services,  $18 million  related to the  Engineering  and  Construction  Group segments and $25 million related to general corporate;
              -   $98 million expense in Other Energy Services related to patent infringement litigation;
              -   $80 million expense resulting from the write-off of billed and accrued receivables related to the Highlands Insurance Company litigation  in  the  asbestos  and  silica  charges,  formerly reported in general corporate;
              -   $79 million loss in Other Energy  Services on the  sale of our
                  50% equity investment in the Bredero-Shaw joint venture; and
              -   $29  million  gain for the  value of stock  received  from the demutualization of an insurance provider in general corporate.
         In 2002, we recorded no amortization of goodwill due to the adoption of SFAS No. 142. For 2001, we recorded $42 million in goodwill amortization ($2 million in Drilling and Formation Evaluation, $22 million in Other Energy Services, $8 million in Onshore Operations, $5 million in Offshore Operations, $3 million in Operations and Maintenance Services, and $2 million in Infrastructure Operations).
         Pressure Pumping operating income decreased $222 million, or 33%, in 2002 compared to 2001. Reduced production enhancement activities contributed $149 million of the decrease and cementing services contributed $70 million, both affected primarily by the reduced oil and gas drilling in North America.
         On a geographic basis, the decline in operating income was mainly attributable to North America, which decreased $248 million, as a result of reduction of average rig counts in the United States of 28%. This was offset by an increase in Europe/Africa of $21 million from increased rig activity in the region.
         Drilling and Formation Evaluation operating income declined 6% in 2002 compared to 2001. Approximately $37 million of the decrease related to reduced operating income in logging and perforating services and $8 million related to the drill bits business, both affected by the reduced oil and gas drilling activity in North America. Offsetting these declines was a $22 million increase in drilling systems operating income due to improved international activity.
         On a geographic basis, the decline in operating income is attributable to lower levels of rig activity and pricing pressures in North America. The decrease in North America operating income was partially offset by higher operating income from international sources in Brazil, Mexico, Algeria, Angola, Egypt, China, and Saudi Arabia.
         Other Energy Services operating income decreased $165 million in 2002 compared to 2001. Significant factors influencing the results included:
              -   $108 million  gain on the sale of our 50% interest in European
                  Marine Contractors in 2002;
              -   $98  million  charge  recorded  in  2002   related  to  patent
                  infringement litigation;
              -   $79 million loss on the  sale of our 50% equity  investment in the Bredero-Shaw joint venture in 2002;
              -   $66  million of  impairments  recorded  in 2002 on  integrated solutions projects  primarily in the United States,  Indonesia and Columbia,  partially offset by net gains of $45 million on
                  2002 disposals of properties in the United States; and
              -   $64 million in 2002 restructuring charges.
          In addition, drilling fluids services contributed $35 million of the decrease, primarily due to the reduced level of oil and gas drilling in North America. This was partially offset by an $11 million increase in completion products and services operating income due to higher international activity which more than offset reduced oil and gas drilling in North America. Also partially offsetting the decrease was $22 million in goodwill amortization expense that was recorded in 2001 but not in 2002, as a result of our adoption of SFAS No. 142. Landmark Graphics experienced $32 million in improved profitability from increased sales of software and professional services.
         Onshore Operations segment operating income decreased $36 million, or 46%, in 2002 compared to 2001. The decrease in income was due to completion of an oil and gas project in Algeria during 2002 and lower progress on the construction of a liquefied natural gas project in Malaysia. Partially offsetting the decrease in income were earnings from liquefied natural gas projects in Nigeria and Egypt that began in 2002.

         Offshore Operations segment operating loss increased $164 million in 2002 compared to 2001. The increase in the loss was primarily due to losses recorded in 2002 on the Barracuda-Caratinga project in Brazil of $117 million and a project in the Philippines totaling $36 million.
         Government Operations segment operating income increased $18 million, or 43%, in 2002 compared to 2001. The improved results were primarily due to activities at our shipyard in the United Kingdom and improved results from projects in Asia Pacific and Americas. Partially offsetting the increase in 2002 is non-recurring income earned on a contract with the United Kingdom Ministry of Defense recorded in 2001.
         Operations and Maintenance Services segment operating income decreased $1 million, or 17%, in 2002 compared to 2001. The decrease in income was primarily due to lower volumes on downstream maintenance projects in the United States and a loss recorded on a project in the Middle East. Slightly offsetting these decreases was growth in facility services projects.
         Infrastructure Operations segment operating income increased $20 million in 2002, tripling 2001 operating income. The improvement was primarily due to progress on the Alice Springs to Darwin Rail Line project in Australia, offset slightly by a loss on a road project in England.
         Asbestos and silica charges of $644 million were recorded during 2002, which represents the best estimate of our asbestos and silica liability based on information we obtained while negotiating the global asbestos settlement and an $80 million expense resulting from the write-off of billed and accrued receivables related to the Highlands Insurance Company litigation.
         General corporate expenses were $65 million for 2002 as compared to $63 million in 2001. Expenses in 2002 include restructuring charges of $25 million and a gain from the value of stock received from the demutualization of an insurance provider of $29 million.

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

RESULTS OF OPERATIONS IN 2001 COMPARED TO 2000

REVENUES

                                                                               Increase/
Millions of dollars                                 2001          2000         (Decrease)
---------------------------------------------------------------------------------------------
Pressure Pumping                                  $   3,127      $ 2,357         $   770
Drilling and Formation Evaluation                     1,643        1,287             356
Other Energy Services                                 3,041        2,589             452
---------------------------------------------------------------------------------------------
    Total Energy Services Group                       7,811        6,233           1,578
---------------------------------------------------------------------------------------------
Onshore Operations                                    1,422        2,228            (806)
Offshore Operations                                   1,156          916             240
Government Operations                                 1,436        1,355              81
Operations and Maintenance Services                     956          869              87
Infrastructure Operations                               265          343             (78)
---------------------------------------------------------------------------------------------
    Total Engineering and Construction Group          5,235        5,711            (476)
---------------------------------------------------------------------------------------------
Total revenues                                    $  13,046      $11,944         $ 1,102
=============================================================================================

         Consolidated revenues for 2001 were $13.0 billion, an increase of 9% compared to 2000. International revenues comprised 62% of total revenues in 2001 and 66% in 2000 as activity and pricing increased in our Energy Services Group more rapidly in the United States than internationally particularly in the first half of 2001. Our Energy Services Group experienced revenue growth despite a 14% decline in oil prices and a 3% decrease in natural gas prices between December 2000 and December 2001. Our Engineering and Construction Group revenues, which did not benefit from the positive factors contributing to the growth of the Energy Services Group, decreased 8%. Engineering and construction projects are long-term in nature and customers continued to delay major projects with the slowdown in the economy occurring in the latter part of 2001.
         Pressure Pumping revenues increased $770 million, or 33%, in 2001 compared to 2000. Production enhancement activities contributed $447 million of the improvement, cementing services accounted for $257 million and sales of tools and testing services contributed $65 million of the increase, all positively impacted by higher drilling activity, particularly in the Gulf of Mexico, and pricing improvements.
         On a geographic basis, North America revenues increased $585 million as a result of higher drilling activity and pricing improvements. Latin America increased $59 million with the most significant improvements in Brazil and Venezuela. Europe/Africa increased $58 million primarily in Norway and the United Kingdom. International revenues were 42% of total segment revenues in 2001 compared to 48% in 2000.
         Drilling and Formation Evaluation revenues increased $356 million, or 28%, in 2001 compared to 2000. Drilling systems contributed $208 million of the increase, logging and perforating services contributed $110 million, and drill bit sales contributed $38 million, all due to higher oil and gas rig counts and pricing improvements, particularly in the United States. Geo-Pilot(TM) and other new products introduced in drilling services improved revenue in 2001 by approximately $50 million. We design and assemble the Geo-Pilot(TM) tool from parts manufactured to our specifications by third parties.
         On a geographic basis, United States revenues increased by $148 million and international revenues increased $208 million, with the most significant improvements in Brazil, Venezuela, Nigeria, Norway, the United Kingdom, and Russia. International revenues were 66% of total segment revenues in 2001 compared to 68% in 2000.
         Other Energy Services revenues increased $452 million, or 17%, in 2001 from 2000. Sales of drilling fluids accounted for $228 million of the improvement and completion products and services contributed $91 million, which were both positively impacted by higher drilling activity, particularly in the Gulf of Mexico, and pricing improvements. Landmark Graphics experienced $60 million in growth in software and professional services sales of which $28 million related to the acquisition of PGS Data Management in March 2001. Integrated solutions revenues increased $69 million due to higher oil and gas prices in the United States in the first half of 2001. Subsea operations posted $15 million lower revenue due to lower activity levels in Norway.
         Onshore Operations segment revenues decreased $806 million, or 36%, in 2001 compared to 2000. The decrease was primarily due to completion of hydrocarbon projects in Norway and Singapore, a power project in the United States, a gas project nearing completion in Nigeria, and highway and paving construction jobs in North America during 2001. Partially offsetting the revenue decrease were earnings from a new liquefied natural gas project in Malaysia and an oil and gas project in Algeria.
         Offshore Operations segment revenues increased $240 million, or 26%, in 2001 from 2000. The increase was primarily due to progress on the Barracuda-Caratinga project in Brazil, which began operations in the third quarter of 2000. Partially offsetting the revenue increase were lower revenues on oil and gas projects in Mexico.
         Government Operations segment revenues increased $81 million, or 6%, in 2001 from 2000. The improvement was primarily due to increases in activities at our shipyard in the United Kingdom of approximately $67 million which related to a contract with the United Kingdom Ministry of Defense. Partially offsetting the revenue increase is lower activity on the logistical contract in the Balkans. The project moved to the sustainment phase, which involved providing support at the facilities which were constructed during the initial phase of the contract.
         Operations and Maintenance Services segment revenues increased $87 million, or 10%, in 2001 from 2000. The increase was partially due to higher volumes on downstream maintenance activity in the United States as our customers focused on maintaining current facilities and plant operations. There was also increased activity on downstream projects in the United Kingdom, Middle East and Australia.
         Infrastructure Operations segment revenues decreased $78 million, or 23%, in 2001 compared to 2000. The decrease in revenue was primarily due to the completion of the baseball stadium in Houston. Partially offsetting the decrease were revenues from start-up of the construction of the Alice Springs to Darwin Rail Line in Australia.

OPERATING INCOME

                                                                              Increase/
Millions of dollars                                2001           2000        (Decrease)
--------------------------------------------------------------------------------------------
Pressure Pumping                                   $  676         $ 314          $  362
Drilling and Formation Evaluation                     171             1             170
Other Energy Services                                 189           274             (85)
--------------------------------------------------------------------------------------------
    Total Energy Services Group                     1,036           589             447
--------------------------------------------------------------------------------------------
Onshore Operations                                     79           (45)            124
Offshore Operations                                   (15)          (63)             48
Government Operations                                  42            44              (2)
Operations and Maintenance Services                     6             1               5
Infrastructure Operations                              10            14              (4)
Asbestos and Silica Charges                           (11)           (5)             (6)
--------------------------------------------------------------------------------------------
    Total Engineering and Construction Group          111           (54)            165
--------------------------------------------------------------------------------------------
General corporate                                     (63)          (73)             10
--------------------------------------------------------------------------------------------
Total operating income                             $1,084         $ 462          $  622
============================================================================================

         Consolidated operating income increased $622 million, or 135%, from 2000 to 2001. In 2000 our operating income included two significant items: an $88 million gain on the sale of marine vessels (reflected in our Other Energy Services segment) and a charge of $36 million related to the restructuring of the Engineering and Construction Group segments.
         Pressure Pumping operating income increased $362 million in 2001 compared to 2000. Production enhancement services contributed $214 million of the increase, cementing services contributed $122 million and sales of tools and testing services contributed $26 million, all benefiting from increased activity levels, higher equipment utilization and improved pricing, particularly in the United States in the first nine months of 2001.
         On a geographic basis, the increase in operating income was primarily in North America, which increased $290 million on increased drilling activity and pricing improvements.
         Drilling and Formation Evaluation operating income increased to $171 million in 2001 compared to a breakeven position in 2000. Drilling systems contributed $118 million of the increase, logging and perforating services contributed $36 million, and drill bit sales contributed $27 million, all benefiting from increased activity levels, higher equipment utilization and improved pricing, particularly in the United States in the first nine months of 2001. Incremental margin, which is calculated by taking the change in operating income over the applicable periods and dividing by the change in revenues over the same period, increased by 48% for Drilling and Formation Evaluation.
         On a geographic basis, United States operating income increased by $40 million and international operating income increased $130 million, with the largest improvements in Nigeria, the United Kingdom, Indonesia, and Russia.
         Other Energy Services operating income decreased $85 million in 2001 from 2000. The primary reason for the decline in results was the recording of an $88 million gain in 2000 related to the sale of marine vessels. Subsea operations contributed $109 million to the decrease due to lower activity levels, job losses and the gain on sale of marine vessels in 2000 mentioned above. Additionally, Landmark Graphics operating income was $6 million lower in 2001 due primarily to increases in research and development costs. However, drilling fluids increased $13 million and completion products and services increased $37 million both benefiting from increased activity levels, higher equipment utilization and improved pricing, particularly in the United States in the first nine months of 2001. Integrated solutions operating income increased $4 million, benefiting from higher gas and oil prices in the United States in the first half of 2001.
         Onshore Operations segment operating income increased $124 million in 2001 from a loss position in 2000. The increase was primarily due to significant losses recorded in the fourth quarter of 2000 of $131 million as a result of higher than estimated costs on specific jobs in North America, Latin America and Algeria and unfavorable claims negotiations on other jobs.
         Offshore Operations segment operating loss decreased $48 million, or 76%, in 2001 compared to 2000. The improvement was primarily due to progress on oil and gas projects in Mexico and Nigeria and to losses recorded in the fourth quarter of 2000 of $26 million. Partially offsetting the improvement was a $4 million loss in 2001 on an offshore oil and gas project in the Philippines and a revised profit estimate on the Barracuda-Caratinga project in Brazil.
         Government Operations segment operating income decreased $2 million, or 5%, in 2001 compared to 2000. The decrease in income was primarily due to lower activity on the logistical contract in the Balkans. Partially offsetting the decrease was non-recurring income from a contract with the United Kingdom Ministry of Defense.
         Operations and Maintenance Services segment operating income increased $5 million in 2001 compared to 2000. The improvement was primarily due to upstream projects in the United Kingdom, partially offset by increased expenses in business development.
         Infrastructure Operations segment operating income decreased $4 million, or 29%, in 2001 compared to 2000. The decrease in income was primarily due to a loss recorded on a highway project in the United Kingdom. Partially offsetting the decrease were earnings from the start-up of construction on the Alice Springs to Darwin Rail Line project in Australia.
         Asbestos and silica charges of $11 million were recorded in 2001.

         General corporate expenses were $63 million for 2001 compared to $73 million in 2000. In 2000 general corporate expenses included $9 million of costs recorded in the third quarter of 2000 related to the early retirement of our previous chairman and chief executive officer.

NONOPERATING ITEMS

         Interest expense of $147 million in 2001 was $1 million higher than in 2000. Our outstanding short-term debt was substantially higher in the first part of 2001 due to repurchases of our common stock in the fourth quarter of 2000 under our repurchase program and borrowings associated with the acquisition of PGS Data Management in March 2001. Cash proceeds of $1.27 billion received in April 2001 from the sale of the remaining businesses within the Dresser Equipment Group were used to repay our short-term borrowings; however, our average borrowings for 2001 were slightly higher than in 2000. The impact of higher average borrowings was mostly offset by lower interest rates on short-term borrowings.
         Interest income was $27 million in 2001, an increase of $2 million from 2000.
         Foreign currency losses, net were $10 million in 2001 as compared to $5 million in 2000. Argentina's financial crisis accounted for $4 million of the $5 million increase.
         Other, net was less than a $1 million gain in 2001 and a loss of $1 million in 2000.
         Provision for income taxes was $384 million for an effective tax rate of 40.3% in 2001 compared to 38.5% in 2000.
         Minority interest in net income of subsidiaries in 2001 was $19 million as compared to $18 million in 2000.
         Income (loss) from discontinued operations in 2001 was a $42 million loss, or $0.10 per diluted share, due to accrued expenses associated with asbestos claims of disposed businesses. See Note 3. The loss was partially offset by net income for the first quarter of 2001 from Dresser Equipment Group of $0.05 per diluted share. Income from discontinued operations of $98 million, or $0.22 per diluted share, represents the net income of Dresser Equipment Group for the full year of 2000.
         Gain on disposal of discontinued operations in 2001 was $299 million after-tax, or $0.70 per diluted share. The 2001 gain resulted from the sale of our remaining businesses within the Dresser Equipment Group in April 2001. The gain of $215 million after-tax, or $0.48 per diluted share, in 2000 resulted from the sale of our 51% interest in Dresser-Rand, formerly a part of Dresser Equipment Group, in January 2000.
         Cumulative effect of accounting change, net of $1 million reflects the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of 2001.
         Net income for 2001 was $809 million, or $1.88 per diluted share, as compared to net income of $501 million, or $1.12 per diluted share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We ended 2002 with cash and cash equivalents of $1.1 billion compared with $290 million at the end of 2001 and $231 million at the end of 2000.
         Cash flows from operating activities provided $1.6 billion for 2002 compared to providing $1.0 billion in 2001 and using $57 million in 2000. The net loss in 2002 was due to an after-tax asbestos and silica charge of $1.1 billion which has no effect on 2002 cash flows. Some factors which accounted for cash flows from operations for 2002 were as follows:
              - we collected large milestone payments on several long-term contracts;
              - we collected several large receivables during 2002 in our Energy Services Group
              - we sold an undivided ownership interest to unaffiliated companies under the accounts receivable securitization agreement for a net cash inflow of $180 million (see Note 6 to the financial statements); and
              -   we managed inventory at lower levels during 2002.
         Cash flows from investing activities used $473 million for 2002, $858 million for 2001 and $411 million for 2000. Capital expenditures of $764 million in 2002 were about 4% lower than in 2001 and about 32% higher than in 2000. Capital spending in 2002 continued to be primarily directed to the Energy

Services Group, for fracturing equipment and directional and logging-while-drilling equipment. In addition, we invested $60 million in an integrated solutions project. Included in sales of property, plant and equipment is $130 million collected from the sale of properties and cash collected from other asset sales. Dispositions of businesses in 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture. Proceeds from the sale of securities of $62 million was for the sale of ShawCor shares. Included in the restricted cash balance for 2002 are the following:
              -   $107 million deposit that  collateralizes  a bond for a patent infringement  judgment  and  interest,  which  judgment  is on appeal;
              -   $57 million as collateral for potential future insurance claim reimbursements; and
              -   $26 million  primarily related  to  cash collateral agreements for outstanding letters of credit for several construction projects.
         In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA for $164 million cash. In addition we spent $56 million for various other acquisitions in 2001.
         Cash flows from financing activities used $248 million in 2002, $1.4 billion in 2001 and $584 million in 2000. Proceeds from exercises of stock options provided cash flows of less than $1 million in 2002, $27 million in 2001 and $105 million in 2000. We paid dividends of $219 million to our shareholders in 2002, $215 million in 2001 and $221 million in 2000.
         Included in payments on long-term borrowings of $81 million in 2002 is a repayment of a $75 million medium-term note. In the fourth quarter of 2002, our 51% owned and consolidated subsidiary, Devonport Management Limited, signed an agreement for a credit facility of (pound)80 million ($126 million as of December 31, 2002) maturing in September 2009. Devonport Management Limited drew down $66 million from this facility in the fourth quarter. Proceeds from the sale of the remaining businesses in Dresser Equipment Group in April 2001, the sale of Dresser-Rand in early 2000 and the collection of a note from the fourth quarter 1999 sale of Ingersoll-Dresser Pump received in early 2000 were used to reduce short-term debt. On July 12, 2001, we issued $425 million in two and five year medium-term notes under our medium-term note program. The notes consist of $275 million of 6% fixed rate notes due August 1, 2006 and $150 million of floating rate notes due July 16, 2003. Net proceeds from the two medium-term note offerings were also used to reduce short-term debt. Net repayments of short-term debt in 2001 used $1.5 billion.
         On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. We repurchased 1.2 million shares at a cost of $25 million in 2001 and 20.4 million shares at a cost of $759 million in 2000. We currently have no plan to repurchase the remaining shares under the approved plan. In addition, we repurchased $4 million of common stock in 2002, $9 million in 2001 and $10 million in 2000 from employees to settle their income tax liabilities primarily for restricted stock lapses.
         Cash flows from discontinued operations provided $1.3 billion in 2001 and $826 million in 2000. No cash flows from discontinued operations were provided in 2002. Cash flows for 2001 include proceeds from the sale of Dresser Equipment Group of approximately $1.27 billion. Cash flows for 2000 include proceeds from the sale of Dresser-Rand and Ingersoll-Dresser Pump of $913 million.
         Capital resources from internally generated funds and access to capital markets are sufficient to fund our working capital requirements and investing activities. Our combined short-term notes payable and long-term debt was 30% of total capitalization at the end of 2002, 24% at the end of 2001, and 40% at the end of 2000. Short-term debt was reduced significantly in the second quarter of 2001 with the proceeds from the sale of Dresser Equipment Group and in the third quarter from the issuance of $425 million of medium-term notes. In 2000 we reduced our short-term debt with proceeds from the sales of Ingersoll-Dresser Pump and Dresser-Rand joint ventures early in the year. We increased short-term debt in the third quarter of 2000 to fund share repurchases. At December 31, 2002, we had $190 million in restricted cash included in "Other assets". See
Note 5 to the financial statements. In addition on April 15, 2002, we entered into an agreement to sell accounts receivable to provide additional liquidity. See Note 6 to the financial statements. Currently, we expect capital expenditures in 2003 to be about $700 million. We have not finalized our capital expenditures budget for 2004 or later periods.
         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries.

         The agreement in principle provides that:
              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries and Kellogg, Brown & Root, and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries and Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle. The proposed global settlement also includes silica claims as a result of current or past exposure. These silica claims are less than 1% of the personal injury claims included in the proposed global settlement. We have approximately 2,500 open silica claims.
         Among the  prerequisites  for reaching a conclusion  of the  settlement are:
              - agreement on the amounts to be contributed to the trust for the benefit of silica claimants;
              - our review of the more than 347,000 current claims to establish that the claimed injuries are based on exposure to products of DII Industries, Kellogg, Brown & Root, their subsidiaries or former businesses or subsidiaries;
              - completion of our medical review of the injuries alleged to have been sustained by plaintiffs to establish a medical basis for payment of settlement amounts;
              - finalizing the principal amount of the notes to be contributed to the trust;
              - agreement with a proposed representative of future claimants and attorneys representing current claimants on procedures for distribution of settlement funds to individuals claiming personal injury;
              - definitive agreement with the attorneys representing current asbestos claimants and a proposed representative of future claimants on a plan of reorganization for the Chapter 11 filings of DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and agreement with the attorneys representing current asbestos claimants with respect to, and completion and mailing of, a disclosure statement explaining the pre-packaged plan of reorganization to the more than 347,000 current claimants;
              - arrangement of financing on terms acceptable to us to fund the cash amounts to be paid in the settlement;
              -   Halliburton board approval;
              - obtaining affirmative votes to the plan of reorganization from at least the required 75% of known present asbestos claimants and from a requisite number of silica claimants needed to complete the plan of reorganization; and
              - obtaining final and non-appealable bankruptcy court approval and federal district court confirmation of the plan of reorganization.
         Many of these prerequisites are subject to matters and uncertainties beyond our control. There can be no assurance that we will be able to satisfy the prerequisites for completion of the settlement. If we were unable to complete the proposed settlement, we would be required to resolve current and future asbestos claims in the tort system or, in the case of Harbison-Walker claims (see Note 12 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings.
         The template settlement agreement with attorneys representing current claimants grants the attorneys a right to terminate the definitive settlement agreement on ten days' notice if DII Industries does not file a plan of reorganization on or before April 1, 2003. We are conducting due diligence on the asbestos claims, which is not expected to be completed by April 1, 2003. Therefore, we do not expect DII Industries to file a plan of reorganization prior to April 1. Although there can be no assurances, we do not believe the claimants' attorneys will terminate the settlement agreements on April 1, 2003 as long as adequate progress is being made toward a Chapter 11 filing.
         We have begun our due diligence review of current asbestos claims. While these results are preliminary and not necessarily indicative of the eventual results of a completed review of all current asbestos claims, it appears that a substantial portion of the records for claims reviewed to date do not provide detailed product identification. We expect that many of these records could be supplemented by attorneys representing the claimants to provide additional information on product identification. However, no assurance can be given that the additional product identification documentation will be timely provided or sufficient for us or the plaintiffs to proceed with the proposed global settlement. In addition, although the medical information in the files we preliminarily reviewed appears significantly more complete, if a material number of claims ultimately do not meet the medical criteria for alleged injuries, no assurance can be given that a sufficient number of plaintiffs would vote to ratify the plan of reorganization that would implement the global settlement. In such case, we would not proceed with a Chapter 11 filing.
         In March 2003, we agreed with Harbison-Walker and the asbestos creditors committee in the Harbison-Walker bankruptcy to consensually extend the period of the stay contained in the Bankruptcy Court's temporary restraining order until July 21, 2003. The court's temporary restraining order, which was originally entered on February 14, 2002, stays more than 200,000 pending asbestos claims against DII Industries. The agreement provides that if the pre-packaged Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries is not made by July 14, 2003, the Bankruptcy Court will hear motions to lift the stay on July 21, 2003. The asbestos creditors committee also reserves the right to monitor progress toward the filing of the Chapter 11 proceeding and seek an earlier hearing to lift the stay if satisfactory progress toward the Chapter 11 filing is not being made.
         Of the up to $2.775 billion cash amount included as part of the proposed global settlement, approximately $450 million primarily relates to claims previously settled but unpaid by Harbison-Walker (see Note 12 to the financial statements), but not previously agreed to by us. As part of the proposed settlement, we have agreed that, if a Chapter 11 filing by DII Industries, Kellogg, Brown & Root and their subsidiaries were to occur, we would pay this amount within four years if not paid sooner pursuant to a final bankruptcy court approved plan of reorganization for DII Industries, Kellogg, Brown & Root and their subsidiaries. Effective November 30, 2002, we are making cash payments in lieu of interest at a rate of 5% per annum to the holders of these claims. These cash payments in lieu of interest are being made in arrears at the end of February, May, August and November, beginning after certain conditions are met, until the earlier of the date that the $450 million is paid or the date the proposed settlement is abandoned.
         Proposed bankruptcy of DII Industries, Kellogg, Brown & Root and subsidiaries. Under the terms of the proposed global settlement, the settlement would be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries. Other than those debtors, none of the subsidiaries of Halliburton (including Halliburton Energy Services, Inc.) or Halliburton itself will be a debtor in the Chapter 11 proceedings. We anticipate that Halliburton, Halliburton Energy Services, Inc. and each of the debtors' non-debtor affiliates will continue normal operations and continue to fulfill all of their respective obligations in the ordinary course as they become due.
         As part of any proposed plan of reorganization, the debtors intend to seek approval of the bankruptcy court for debtor-in-possession financing to provide for operating needs and to provide additional liquidity during the pendency of the Chapter 11 proceeding. We currently are negotiating with several banks and non-bank lenders over the terms of such facility. See "-Financing the proposed settlement". Obtaining a commitment for debtor-in-possession financing is a condition precedent to filing of any Chapter 11 proceeding.
         Any plan of reorganization will provide that all of the debtors' obligations under letters of credit, surety bonds, corporate guaranties and indemnity agreements (except for agreements relating to asbestos claims or silica claims) will be unimpaired. In addition, the Bankruptcy Code allows a debtor to assume most executory contracts without regard to bankruptcy default provisions, and it is the intention of DII Industries, Kellogg, Brown & Root and the other filing entities to assume and continue to perform all such executory contracts. Representatives of DII Industries, Kellogg, Brown & Root and their subsidiaries have advised their customers of this intention.

         After filing any Chapter 11 proceeding, the debtors would seek an order of the bankruptcy court scheduling a hearing to consider confirmation of the plan of reorganization. In order to be confirmed, the Bankruptcy Code requires that an impaired class of creditors vote to accept the plan of reorganization submitted by the debtors. In order to carry a class, approval of over one-half in number and at least two-thirds in amount are required. In addition, to obtain an injunction under Section 524(g) of the Bankruptcy Code, at least 75% of current asbestos claimants must vote to accept the plan of reorganization. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
              - the plan of reorganization complies with applicable provisions of the Bankruptcy Code;
              - the debtors have complied with the applicable provisions of the Bankruptcy Code;
              - the trust will value and pay similar present and future claims in substantially the same manner;
              - the plan of reorganization has been proposed in good faith and not by any means forbidden by law; and
              - any payment made or promised by the debtors to any person for services, costs or expenses in or in connection with the Chapter 11 proceeding or the plan of reorganization has been or is reasonable.
         Section 524(g) of the Bankruptcy Code authorizes the bankruptcy court to enjoin entities from taking action to collect, recover or receive payment or recovery with respect to any asbestos claim or demand that is to be paid in whole or in part by a trust created by a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Section 105 of the Bankruptcy Code authorizes a similar injunction for silica claims. The injunction also may bar any action based on such claims or demands against the debtors that are directed at third parties. The order confirming the plan must be issued or affirmed by the federal district court that has jurisdiction over the case. After the expiration of the time for appeal of the order, the injunction becomes valid and enforceable.
         The debtors believe that, if they proceed with a Chapter 11 filing, they will be able to satisfy all the requirements of Section 524(g), so long as the requisite number of holders of asbestos claims vote in favor of the plan of reorganization. If the 524(g) and 105 injunctions are issued, all unsettled current asbestos claims, all future asbestos claims and all silica claims based on exposure that has already occurred will be channeled to a trust for payment, and the debtors and related parties (including Halliburton, Halliburton Energy Services, Inc. and other subsidiaries and affiliates of Halliburton and the debtors) will be released from any further liability under the plan of reorganization.
         A prolonged Chapter 11 proceeding could adversely affect the debtor's relationships with customers, suppliers and employees, which in turn could adversely affect the debtors' competitive position, financial condition and results of operations. A weakening of the debtors' financial condition and results of operations could adversely affect the debtors' ability to implement the plan of reorganization.
         Financing the proposed settlement. The plan of reorganization through which the proposed settlement will be implemented will require us to contribute up to $2.775 billion in cash to the Section 524(g)/105 trust established for the benefit of claimants, which we will need to finance on terms acceptable to us. We are pursuing a number of financing alternatives for the cash amount to be contributed to the trust. The availability of these alternatives depend in large part on market conditions. We are currently negotiating with several banks and non-bank lenders over the terms of multiple credit facilities. A proposed banking syndicate is currently performing due diligence in an effort to make a funding commitment before the bankruptcy filing. We will not proceed with the Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries until financing commitments are in place.
         The anticipated credit facilities include:
              - debtor-in-possession financing to provide for the operating needs of the filing entities;
              -   a  revolving  line  of  credit  for  general  working  capital purposes;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the filing; and
              - a delayed-draw term facility to be available for funding of up to $2.775 billion to the trust for the benefit of claimants.
         The delayed-draw term facility is intended to eliminate uncertainty the capital markets might have concerning our ability to meet our funding requirement once final and non-appealable court confirmation of a plan of reorganization has been obtained.

         None of these credit facilities are currently in place, and there can be no assurances that we will complete these facilities. We are not obligated to enter into these facilities if the terms are not acceptable to us. Moreover, these facilities would only be available for limited periods of time. As a result, if we were delayed in filing the Chapter 11 proceeding or delayed in completing the plan of reorganization after a Chapter 11 filing, the credit facilities may expire and no longer be available. In such circumstances, we would have to terminate the proposed settlement if replacement financing were not available on acceptable terms.
         We have sufficient authorized and unrestricted shares to issue 59.5 million shares to the trust. No shareholder approval is required for issuance of the shares.
         Credit ratings. Late in 2001 and early in 2002, Moody's Investors' Services lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure, and both agencies have indicated that the ratings continue under consideration for possible downgrade pending the results of the proposed global settlement. Although our long-term ratings continue at investment grade levels, the cost of new borrowing is higher and our access to the debt markets is more volatile at the new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors' Services. Our current ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors' Services.
         We have $350 million of committed lines of credit from banks that are available if we maintain an investment grade rating. This facility expires on August 16, 2006. As of December 31, 2002, no amounts have been borrowed under these lines.
         If our debt ratings fall below investment grade, we would also be in technical breach of a bank agreement covering $160 million of letters of credit at December 31, 2002, which might entitle the bank to set-off rights. In addition, a $151 million letter of credit line, of which $121 million has been issued, includes provisions that allow the banks to require cash collateralization for the full line if debt ratings of either rating agency fall below the rating of BBB by Standard & Poor's or Baa2 by Moody's Investors' Services, one downgrade from our current ratings. These letters of credit and bank guarantees generally relate to our guaranteed performance or retention payments under our long-term contracts and self-insurance.
         In the event the ratings of our debt by either agency fall, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to satisfy the cash collateralization requirements under the instruments referred to above and meet our other liquidity needs. We anticipate that any such new financing would not be on terms as attractive as those we have currently and that we would also be subject to increased borrowing costs and interest rates. Our Halliburton Elective Deferral Plan has a provision which states that if the Standard & Poor's rating falls below BBB the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At December 31, 2002 this was approximately $49 million.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.4 billion of letters of credit or bank guarantees were issued, including at least $204 million which relate to our joint ventures' operations. The agreements with these banks contain terms and conditions that define when the banks can require cash collateralization of the entire line. Agreements with banks covering at least $150 million of letters of credit allow the bank to require cash collateralization for the full line for any reason, and agreements covering another at least $890 million of letters of credit allow the bank to require cash collateralization for the entire line in the event of a bankruptcy or insolvency event involving one of our subsidiaries.
         Our letters of credit also contain terms and conditions that define when they may be drawn. At least $230 million of letters of credit permit the beneficiary of such letters of credit to draw against the line for any reason and another at least $560 million of letters of credit permit the beneficiary of such letters of credit to draw against the line in the event of a bankruptcy or insolvency event involving one of our subsidiaries who will be party to the proposed reorganization.
         Our anticipated credit facilities described above would include a master letter of credit facility intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the anticipated Chapter 11 proceedings by DII Industries and Kellogg, Brown & Root. The master letter of credit facility is also intended to provide reasonably sufficient credit lines for us to be able to fund any such cash requirements. If any of such existing letters of credit are drawn during the bankruptcy and we are required to provide cash to collateralize or reimburse for such draws, it is anticipated that the letter of credit facility would provide the cash needed for such draws, with any borrowings being converted into term loans. However, this letter of credit facility is not currently in place, and, if we were required to cash collateralize letters of credit prior to obtaining the facility, we would be required to use cash on hand or existing credit facilities. We will not enter into the pre-packaged Chapter 11 filing without having this credit facility in place. In addition, representatives of DII Industries, Kellogg, Brown & Root and their subsidiaries have been in discussions with their customers in order to reduce the possibility that any material draw on the existing letters of credit will occur due to the anticipated Chapter 11 proceedings.
         Effective October 9, 2002, we amended an agreement with banks under which $261 million of letters of credit have been issued on the Barracuda-Caratinga project. The amended agreement removes the provision that previously allowed the banks to require collateralization if ratings of Halliburton debt fell below investment grade ratings. The revised agreement includes provisions that require us to maintain ratios of debt to total capital and of total earnings before interest, taxes, depreciation and amortization to interest expense. The definition of debt includes our asbestos liability. The definition of total earnings before interest, taxes, depreciation and amortization excludes any non-cash charges related to the proposed global settlement through December 31, 2003.
         In the past, no significant claims have been made against letters of credit issued on our behalf.
         Barracuda-Caratinga Project. In June 2000, KBR entered into a contract with the project owner, Barracuda & Caratinga Leasing Company B.V., to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project manager and owner representative is Petrobras, the Brazilian national oil company. See Note 12 to the financial statements.
         KBR's performance under the contract is secured by:
              - two performance letters of credit, which together have an available credit of approximately $261 million and which represent approximately 10% of the contract amount, as amended to date by change orders;
              - a retainage letter of credit in an amount equal to $121 million as of December 31, 2002 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to KBR; and
              - a guarantee of KBR's performance of the contract by Halliburton Company in favor of the project owner.
         As of December 31, 2002, the project was approximately 63% complete and KBR had recorded a loss of $117 million related to the project. The probable recovery from unapproved claims included in determining the loss on the project was $182 million as of December 31, 2002.
         The project owner has procured project finance funding obligations from various banks to finance the payments due to KBR under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely other than the project finance funding for the project. While we believe the banks have an incentive to complete the financing of the project, there is no assurance that they would do so. If the banks ceased funding the project, we believe that Petrobras would provide for or secure other funding to complete the project, although there is no assurance that it will do so. To date, the banks have made funds available, and the project owner has continued to disburse funds to KBR as payment for its work on the project, even though the project completion has been delayed.
         In the event that KBR is alleged to be in default under the contract, the project owner may assert a right to draw upon the letters of credit. If the letters of credit were drawn, KBR would be required to fund the amount of the draw to the issuing bank. In the event that KBR was determined after an arbitration proceeding to have been in default under the contract, and if the project was not completed by KBR as a result of such default (i.e., KBR's services are terminated as a result of such default), the project owner may seek direct damages (including completion costs in excess of the contract price and interest on borrowed funds, but excluding consequential damages) against KBR for up to $500 million plus the return of up to $300 million in advance payments that would otherwise have been credited back to the project owner had the contract not been terminated.
         In addition, although the project financing includes borrowing capacity in excess of the original contract amount, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to KBR and its subcontractors other than Petrobras. Because our claims, together with change orders that are currently under negotiation, exceed this amount, we cannot give assurance that there is adequate funding to cover current or future KBR claims. Unless the project owner provides additional funding or permits us to defer repayment of the $300 million advance, and assuming the project owner does not allege default on our part, we may be obligated to fund operating cash flow shortages over the remaining project life in an amount we currently estimate to be up to approximately $400 million.
         The possible Chapter 11 pre-packaged bankruptcy filing by KBR in connection with the settlement of its asbestos and silica claims would constitute an event of default under the loan documents with the banks unless waivers are obtained. KBR believes that it is unlikely that the banks will exercise any right to cease funding given the current status of the project and the fact that a failure to pay KBR may allow KBR to cease work on the project without Petrobras having a readily available substitute contractor.
         Current maturities. We have approximately $295 million of current maturities of long-term debt as of December 31, 2002. This includes a repayment of a $139 million senior note due April 2003 and a $150 million medium-term note due July 2003.
         Cash and cash equivalents. We ended 2002 with cash and equivalents of $1.1 billion.

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

         This methodology requires a significant amount of judgment regarding assumptions and the use of estimates, which can create significant variances between actual results and estimates. Examples include the forecasting of our effective tax rate and the potential realization of deferred tax assets in the future, such as utilization of foreign tax credits. This process involves making forecasts of current and future years' United States taxable income, foreign taxable income and related taxes in order to estimate the foreign tax credits. Unforeseen events, such as the timing of asbestos or silica settlements, and other tax timing issues may significantly affect these estimates. These factors can affect the accuracy of our tax account balances and impact our future reported earnings.
         Loss contingencies
         Asbestos. Prior to June 2002, we provided for known outstanding asbestos and silica claims because we did not have sufficient information to make a reasonable estimate of future unknown asbestos and silica claims liability. DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz is a nationally renowned expert in conducting such analyses.
         The methodology utilized by Dr. Rabinovitz to project DII Industries' and its subsidiaries' asbestos and silica related liabilities and defense costs relied upon and included:
              -   an analysis of historical asbestos and silica settlements  and defense costs;
              -   an  analysis of  the pending  inventory of asbestos and silica related claims;
              -   an  analysis of  the claims  filing history  for  asbestos and silica  related  claims  since  January  2000 (two-year  claim history) and alternatively since January 1997 (five-year claim history);
              -   an analysis  of the population likely  to have been exposed or claim  exposure  to  specific  products  or  construction  and renovation projects; and
              -   epidemiological studies  to estimate the  number of people who might allege exposure to products.
         Dr. Rabinovitz's estimates are based on historical data supplied by DII Industries, Kellogg, Brown & Root and Harbison-Walker and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In her analysis, Dr. Rabinovitz projected that the elevated and historically unprecedented rate of claim filings of the last two years (particularly in 2000 and 2001), especially as expressed by the ratio of nonmalignant claim filings to malignant claim filings, would continue into the future for five more years. After that, Dr. Rabinovitz projected that the ratio of nonmalignant claim filings to malignant claim filings will gradually decrease for a 10 year period ultimately returning to the historical claiming rate and claiming ratio. In making her calculation, Dr. Rabinovitz alternatively assumed a somewhat lower rate of claim filings, based on an average of the last five years of claims experience, would continue into the future for five more years and decrease thereafter.
         Other important assumptions utilized in Dr. Rabinovitz's estimates, which we relied upon in making our accrual are:
              -   an assumption  that there  will  be no  legislative  or  other systemic changes to the tort system;
              -   that we will continue to aggressively defend  against asbestos and silica claims made against us;
              -   an  inflation rate of 3% annually for  settlement payments and an inflation rate of 4% annually for defense costs; and
              -   we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker bankruptcy.
         Through 2052, Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims, including defense costs, would be a range between $2.2 billion and $3.5 billion as of June 30, 2002 (which includes payments related to the approximately 347,000 claims currently pending). The lower end of the range is calculated by using an average of the last five years of asbestos and silica claims experience and the upper end of the range is calculated using the more recent two-year elevated rate of asbestos and silica claim filings in projecting the rate of future claims.
         Proposed global settlement. On December 18, 2002, we announced that we had reached an agreement in principle that, if and when consummated, would result in a global settlement of all asbestos and silica personal injury claims against DII Industries, Kellogg, Brown & Root and their current and former subsidiaries. The agreement in principle provides that:

              - up to $2.775 billion in cash, 59.5 million Halliburton shares (valued at $1.1 billion using the stock price at December 31, 2002 of $18.71) and notes with a net present value expected to be less than $100 million will be paid to a trust for the benefit of current and future asbestos personal injury claimants and current silica personal injury claimants upon receiving final and non-appealable court confirmation of a plan of reorganization;
              - DII Industries and Kellogg, Brown & Root will retain rights to the first $2.3 billion of any insurance proceeds with any proceeds received between $2.3 billion and $3.0 billion going to the trust;
              - the agreement is to be implemented through a pre-packaged Chapter 11 filing for DII Industries, Kellogg, Brown & Root and some of their subsidiaries; and
              - the funding of the settlement amounts would occur upon receiving final and non-appealable court confirmation of a plan of reorganization of DII Industries, Kellogg, Brown & Root and their subsidiaries in the Chapter 11 proceeding.
         Subsequently, as of March 2003, DII Industries and Kellogg, Brown & Root have entered into definitive written agreements finalizing the terms of the agreement in principle.
         Please see "Liquidity and Capital Resources" for a discussion of the prerequisites to reaching a conclusion of the settlement.
         Asbestos and Silica Liability Estimate as of December 31, 2002. We currently do not believe that completion of the proposed global settlement is probable as defined by Statement of Financial Accounting Standards No. 5. If the proposed global settlement is not completed, we will continue to resolve asbestos and silica claims in the tort system or, in the case of Harbison-Walker claims (see Note 12 to the financial statements), possibly through the Harbison-Walker bankruptcy proceedings. Given the uncertainties surrounding the completion of the global settlement and the uncertainty as to the amounts that could be paid under the proposed global settlement, we believe Dr. Rabinovitz's study continues to provide the best possible range of estimated loss associated with known and future asbestos and silica claims liabilities. As a result of negotiating the proposed global settlement, we have determined that the best estimate of the probable loss is $3.4 billion ($3.5 billion estimate as of June 30, 2002 in Dr. Rabinovitz's study less $50 million in payments in the third and fourth quarter of 2002) and we have adjusted our liability to this amount at December 31, 2002.
         Insurance Recoveries. In 2002, we retained Peterson Consulting, a nationally-recognized consultant in liability and insurance, to work with us to project the amount of probable insurance recoveries using the current and future asbestos and silica liabilities recorded by us at December 31, 2002. Using Dr. Rabinovitz's estimate of liabilities through 2052 using the two-year elevated rate of asbestos and silica claim filings, Peterson Consulting assisted us in conducting an analysis to determine the amount of insurance that we estimate is probable that we will recover in relation to the projected claims and defense costs. In conducting this analysis, Peterson Consulting:
              - reviewed DII Industries historical course of dealings with its insurance companies concerning the payment of asbestos and silica related claims, including DII Industries 15 year litigation and settlement history;
              - reviewed the terms of DII Industries' prior and current coverage-in-place settlement agreements;
              - reviewed the status of DII Industries' and Kellogg, Brown & Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Based on these reviews, analyses and discussions, Peterson Consulting assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos and silica liabilities. This analysis factored in the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to DII Industries insurance programs.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our various long-term contractual obligations:

                                            Payments due
                           ------------------------------------------------
Millions of dollars           2003      2004     2005     2006      2007    Thereafter     Total
----------------------------------------------------------------------------------------------------
Long-term debt               $ 295      $ 21     $ 20    $ 293     $  8       $   826     $  1,463
Operating leases               119        83       63       55       40           249          609
Capital leases                   1         1        1        -        -             -            3
----------------------------------------------------------------------------------------------------
Total contractual
   obligations               $ 415      $105     $ 84    $ 348     $ 48       $ 1,075     $  2,075
====================================================================================================

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

REORGANIZATION OF BUSINESS OPERATIONS

         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and KBR, representing the Engineering and Construction Group. As part of this reorganization, we are separating and consolidating the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We are also separating and consolidating the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries, Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of subsidiaries facilitated the separation, organizationally and financially of our business groups, which we believe will significantly improve operating efficiencies, while streamlining management and easing manpower requirements. In addition, many support functions, which were previously shared, were moved into the two business groups. As a result, we took actions during 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group. In 2002, we incurred approximately $107 million for the year of personnel reduction costs and asset related write-offs. Of this amount, $8 million remains in accruals for severance arrangements and approximately $2 million for other items. We expect these remaining payments will be made during 2003. Reorganization charges for 2002 consisted of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20   million    in   professional   fees   related   to   the
                  restructuring; and
              -   $6 million related to contract terminations.
         Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two business groups in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both business groups. See Note 14 to the financial statements.
         In the fourth quarter of 2000 we approved a plan to reorganize our engineering and construction businesses into one business unit. This restructuring was undertaken because our engineering and construction businesses continued to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses were not positive. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure, including write-offs of equipment and licenses of $10 million, engineering reference designs of $4 million and capitalized software of $6 million, and recorded severance costs of $16 million. Of these charges, $30 million was reflected under the captions cost of services and $6 million as general and administrative in our 2000 consolidated statements of income. Severance and related costs of $16 million were for the reduction of approximately 30 senior management positions. In January 2002, the last of the personnel actions was completed and we have no remaining accruals related to the 2000 restructuring. See Note 14 to the financial statements.

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

         Legal
              - litigation, including, for example, class action shareholder and derivative lawsuits, contract disputes, patent infringements, and environmental matters;
              - any adverse outcome of the SEC's current investigation into Halliburton's accounting policies, practices and procedures that could result in sanctions and the payment of fines or penalties, restatement of financials for years under review or additional shareholder lawsuits;
              - trade restrictions and economic embargoes imposed by the United States and other countries;
              - restrictions on our ability to provide products and services to Iran, Iraq and Libya, all of which are significant producers of oil and gas;
              - protective government regulation in many of the countries where we operate, including, for example, regulations that:
                      -   encourage   or    mandate   the    hiring   of   local
                          contractors; and
                      - require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;
              - potentially adverse reaction, and time and expense responding to, the increased scrutiny of Halliburton by regulatory authorities, the media and others;
              - potential liability and adverse regulatory reaction in Nigeria to the theft from us of radioactive material used in wireline logging operations;
              - environmental laws and regulations, including, for example, those that:
                      -   require    emission    performance    standards    for
                          facilities; and
                      - the potential regulation in the United States of our Pressure Pumping segment's hydraulic fracturing services and products as underground injection; and
              - the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations would negatively impact our Energy Services Group operating income;
         Effect of Chapter 11 Proceedings
              - the adverse effect on the ability of the subsidiaries that are proposed to file a Chapter 11 proceeding to obtain new orders from current or prospective customers;
              - the potential reluctance of current and prospective customers and suppliers to honor obligations or continue to transact business with the Chapter 11 filing entities;
              - the potential adverse effect of the Chapter 11 filing of negotiating favorable terms with customers, suppliers and other vendors;
              - a prolonged Chapter 11 proceeding that could adversely affect relationships with customers, suppliers and employees, which in turn could adversely affect our competitive position, financial condition and results of operations and our ability to implement the proposed plan of reorganization; and
              - the adverse affect on our financial condition or results of operations as a result of the foregoing;
         Geopolitical
              -   armed conflict in the Middle East that could:
                      -   impact the demand and pricing for oil and gas;
                      -   disrupt    our   operations   in    the   region   and
                          elsewhere; and
                      -   increase our costs for security worldwide;
              - unsettled political conditions, consequences of war or other armed conflict, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions in many oil producing countries and countries in which we provide governmental logistical support that could adversely affect our revenues and profit. Countries where we operate which have significant amounts of political risk include Afghanistan, Algeria, Angola, Colombia, Indonesia, Libya, Nigeria, Russia, and Venezuela. For example, the national strike in Venezuela as well as seizures of offshore oil rigs by protestors and cessation of operations by some of our customers in Nigeria have disrupted our Energy Services Group's ability to provide services and products to our customers in these countries during 2002 and likely will continue to do so in 2003; and

              - changes in foreign exchange rates and exchange controls as were experienced in Argentina in late 2001 and early 2002. For example, the changes in Argentina exchange rates in late 2001 and early 2002 were detrimental to results of our Energy Services Group operations in Argentina;
         Weather related
              - severe weather that impacts our business, particularly in the Gulf of Mexico where we have significant operations. Impacts may include:
                      -   evacuation of personnel and curtailment of services;
                      -   weather  related damage  to  offshore   drilling  rigs
                          resulting in suspension of operations;
                      -   weather related damage to our facilities;
                      -   inability to deliver materials to jobsites in
                          accordance with contract schedules; and
                      -   loss of productivity; and
              - demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business. As a result, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers. Conversely, colder than normal winters in the United States result in increased demand for our services to gas producers;
         Customers
              - the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide, including, for example, support services in the Balkans;
              - changes in capital spending by customers in the oil and gas industry for exploration, development, production, processing, refining, and pipeline delivery networks;
              - changes in capital spending by governments for infrastructure projects of the sort that we perform;
              - consolidation of customers including, for example, the merger of Conoco and Phillips Petroleum, has caused customers to reduce their capital spending which has negatively impacted the demand for our services and products;
              - potential adverse customer reaction, including potential draws upon letters of credit, due to their concerns about our plans to place DII Industries, Kellogg, Brown & Root and some of their subsidiaries into a pre-packaged bankruptcy as part of the global settlement;
              - customer personnel changes due to mergers and consolidation which impacts the timing of contract negotiations and settlements of claims;
              - claim negotiations with engineering and construction customers on cost and schedule variances and change orders on major projects, including, for example, the Barracuda-Caratinga project in Brazil; and
              - ability of our customers to timely pay the amounts due us; Industry
              -   changes  in oil  and gas  prices, among  other things,  result from:
                      -   the armed conflict in the Middle East;
                      -   OPEC's ability to set and maintain  production  levels
                          and prices for oil;
                      -   the level of oil production by non-OPEC countries;
                      -   the policies of governments regarding  exploration for
                          and  production  and  development  of  their  oil  and
                          natural gas reserves; and
                      -   the  level  of  demand   for  oil  and   natural  gas,
                          especially natural gas in the United States;
              - obsolescence of our proprietary technologies, equipment and facilities, or work processes;
              - changes in the price or the availability of commodities that we use;
              -   our  ability to obtain  key insurance  coverage on  acceptable terms;
              - nonperformance, default or bankruptcy of joint venture partners, key suppliers or subcontractors;
              - performing fixed-price projects, where failure to meet schedules, cost estimates or performance targets could result in reduced profit margins or losses;
              - entering into complex business arrangements for technically demanding projects where failure by one or more parties could result in monetary penalties; and

              - the use of derivative instruments of the sort that we use which could cause a change in value of the derivative instruments as a result of:
                      - adverse movements in foreign exchange rates, interest rates, or commodity prices; or
                      - the value and time period of the derivative being different than the exposures or cash flows being hedged;
         Systems
              - the successful identification, procurement and installation of a new financial system to replace the current system for the Engineering and Construction Group;
         Personnel and mergers/reorganizations/dispositions
              -   integration   of   acquired   businesses   into   Halliburton,
                  including:
                      - standardizing information systems or integrating data from multiple systems;
                      - maintaining uniform standards, controls, procedures, and policies; and
                      - combining operations and personnel of acquired businesses with ours;
              - effectively restructuring operations and personnel within Halliburton including, for example, the segregation of our business into two operating subsidiary groups under Halliburton;
              - ensuring acquisitions and new products and services add value and complement our core businesses; and
              -   successful completion of planned dispositions.
         In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen  to our  quarterly  earnings  release  conference  calls  with  financial analysts.
         No assurance can be given that our financial condition or results of operations would not be materially and adversely affected by some of the events described above, including:
              -   the inability to complete a global settlement;
              - in the absence of a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs relating to claims against us;
              - liquidity issues resulting from failure to complete a global settlement, adverse developments in the tort system, including adverse judgments and increased defense and settlement costs, and resulting or concurrent credit ratings downgrades and/or demand for cash collateralization of letters of credit or surety bonds;
              - the filing of Chapter 11 proceedings by some of our subsidiaries or a prolonged Chapter 11 proceeding; and
              - adverse geopolitical developments, including armed conflict, civil disturbance and unsettled political conditions in foreign countries in which we operate.

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

         In July 2002 the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when the liabilities are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and some employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and would only affect the timing of charges associated with any future exit or disposal activity.
         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This statement requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 will not have a material effect on our consolidated financial position and results of operations.
         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). This statement requires specified variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003 and beginning July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Our exposure to variable interest entities is limited and, therefore, the adoption of FIN 46 is not expected to have a material impact on our consolidated financial position and results of operations.

                          INDEPENDENT AUDITORS' REPORT


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

As discussed in Note 4, disclosures included in the 2002, 2001 and 2000 consolidated financial statements relating to the Company's reportable business segments have been restated.

As discussed above, the 2001 and 2000 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. As described in Note 4, the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. Also, as described in Note 22, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 22 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Halliburton Company and subsidiaries other than with respect to such adjustments and revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.



/s/ KPMG LLP
------------
KPMG LLP


Houston, Texas
March 13, 2003, except for Notes 1, 2 and 4 as to which the date is January 14, 2004

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

                               Halliburton Company
                      Consolidated Statements of Operations
             (Millions of dollars and shares except per share data)
                                                                              Years ended December 31
                                                                  -------------------------------------------------
                                                                       2002             2001            2000
  -----------------------------------------------------------------------------------------------------------------
  Revenues:
  Services                                                          $  10,658        $  10,940       $  10,185
  Product sales                                                         1,840            1,999           1,671
  Equity in earnings of unconsolidated affiliates                          74              107              88
  -----------------------------------------------------------------------------------------------------------------
  Total revenues                                                    $  12,572        $  13,046       $  11,944
  -----------------------------------------------------------------------------------------------------------------
  Operating costs and expenses:
  Cost of services                                                  $  10,737        $   9,831       $   9,755
  Cost of sales                                                         1,642            1,744           1,463
  General and administrative                                              335              387             352
  Gain on sale of marine vessels                                            -                -             (88)
  Gain on sale of business assets                                         (30)               -               -
  -----------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                $  12,684        $  11,962       $  11,482
  -----------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                (112)           1,084             462
  Interest expense                                                       (113)            (147)           (146)
  Interest income                                                          32               27              25
  Foreign currency losses, net                                            (25)             (10)             (5)
  Other, net                                                              (10)               -              (1)
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income taxes,
      minority interest, and change in accounting method, net            (228)             954             335
  Provision for income taxes                                              (80)            (384)           (129)
  Minority interest in net income of subsidiaries                         (38)             (19)            (18)
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before change in
      accounting method, net                                             (346)             551             188
  -----------------------------------------------------------------------------------------------------------------
  Discontinued operations:
  Income (loss) from discontinued operations, net of tax
      (provision) benefit of $154, $20, and ($60)                        (652)             (42)             98
  Gain on disposal of discontinued operations, net of tax
  provision
      of $0, $199, and $141                                                 -              299             215
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from discontinued operations, net                        (652)             257             313
  -----------------------------------------------------------------------------------------------------------------
  Cumulative effect of change in accounting method, net                     -                1               -
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (998)       $     809       $     501
  =================================================================================================================

  Basic income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting method, net                                     $    (0.80)      $     1.29      $     0.42
  Income (loss) from discontinued operations                             (1.51)           (0.10)           0.22
  Gain on disposal of discontinued operations                                -             0.70            0.49
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (2.31)      $     1.89      $     1.13
 ==================================================================================================================

  Diluted income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting method, net                                     $    (0.80)      $     1.28      $     0.42
  Income (loss) from discontinued operations                             (1.51)           (0.10)           0.22
  Gain on disposal of discontinued operations                                -             0.70            0.48
  ------------------------------------------------------------------------------------------------ ----------------
  Net income (loss)                                                 $    (2.31)      $     1.88      $     1.12
  =================================================================================================================

  Basic average common shares outstanding                                  432              428             442
  Diluted average common shares outstanding                                432              430             446



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

                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                                                         Years ended December 31
                                                                -------------------------------------------
                                                                     2002          2001          2000
-----------------------------------------------------------------------------------------------------------
  Common stock (number of shares)
  Balance at beginning of year                                         455           453           448
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                   -*            1             4
  Shares issued for acquisition                                          1             1             1
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                               456           455           453
===========================================================================================================
  Common stock (dollars)
  Balance at beginning of year                                     $ 1,138       $ 1,132       $ 1,120
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                   1             2             9
  Shares issued for acquisition                                          2             4             3
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $ 1,141       $ 1,138       $ 1,132
===========================================================================================================
  Paid-in capital in excess of par value
  Balance at beginning of year                                     $   298       $   259       $    68
  Shares issued under compensation and incentive stock plans,
    net of forfeitures                                                 (24)           30           109
  Tax benefit                                                           (5)           (2)           38
  Shares issued for acquisition, net                                    24            11            44
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $   293       $   298       $   259
===========================================================================================================
  Deferred compensation
  Balance at beginning of year                                     $   (87)      $   (63)      $   (51)
  Current year awards, net of tax                                       12           (24)          (12)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $   (75)      $   (87)      $   (63)
===========================================================================================================
  Accumulated other comprehensive income
  Cumulative translation adjustment                                $  (121)      $  (205)      $  (275)
  Pension liability adjustment                                        (157)          (27)          (12)
  Unrealized loss on investments and derivatives                        (3)           (4)           (1)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $  (281)      $  (236)      $  (288)
===========================================================================================================
  Cumulative translation adjustment
  Balance at beginning of year                                     $  (205)      $  (275)      $  (185)
  Sales of subsidiaries                                                 15           102            11
  Current year changes                                                  69           (32)         (101)
-----------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $  (121)      $  (205)      $  (275)
===========================================================================================================
  Pension liability adjustment
  Balance at beginning of year                                     $   (27)      $   (12)      $   (19)
  Sale of subsidiary                                                     -            12             7
  Current year change, net of tax                                     (130)          (27)            -
-------------------------------------------------------------------------------------------------------------
  Balance at end of year                                           $  (157)      $   (27)      $   (12)
=============================================================================================================



      *  Actual shares issued in 2002 were 357,000.

      (continued on next page)


                               Halliburton Company
                 Consolidated Statements of Shareholders' Equity
                        (Millions of dollars and shares)
                                   (continued)
                                                                            Years ended December 31
                                                                  --------------------------------------------
                                                                       2002          2001          2000
--------------------------------------------------------------------------------------------------------------
   Unrealized gain (loss) on investments
   Balance at beginning of year                                       $    (4)      $    (1)      $     -
   Current year unrealized gain (loss) on investments and
     derivatives                                                            1            (3)           (1)
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $    (3)      $    (4)      $    (1)
==============================================================================================================
   Retained earnings
   Balance at beginning of year                                       $ 4,327       $ 3,733       $ 3,453
   Net income (loss)                                                     (998)          809           501
   Cash dividends paid                                                   (219)         (215)         (221)
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $ 3,110       $ 4,327       $ 3,733
==============================================================================================================
   Treasury stock (number of shares)
   Beginning of year                                                       21            26             6
   Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                            (2)           (2)            -
   Shares issued for acquisition                                            -            (4)            -
   Shares purchased                                                         1             1            20
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                  20            21            26
==============================================================================================================
   Treasury stock (dollars)
   Beginning of year                                                  $   688       $   845       $    99
   Shares issued under benefit, dividend reinvestment plan and
     incentive stock plans, net                                           (62)          (51)          (23)
   Shares issued for acquisition                                            -          (140)            -
   Shares purchased                                                         4            34           769
--------------------------------------------------------------------------------------------------------------
   Balance at end of year                                             $   630       $   688       $   845
==============================================================================================================
   Comprehensive income (loss)
   Net income (loss)                                                  $  (998)      $   809       $   501
--------------------------------------------------------------------------------------------------------------
   Cumulative translation adjustment, net of tax                           69           (32)         (101)
   Less reclassification adjustments for losses included in
     net income                                                            15           102            11
--------------------------------------------------------------------------------------------------------------
   Net cumulative translation adjustment                                   84            70           (90)
--------------------------------------------------------------------------------------------------------------
   Current year adjustment to minimum pension liability, net of tax      (130)          (15)            7
   Unrealized gain/(loss) on investments and derivatives                    1            (3)           (1)
--------------------------------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                  $(1,043)      $   861       $   417
==============================================================================================================






      See notes to annual financial statements.

                               Halliburton Company
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                                                               Years ended December 31
                                                                       -----------------------------------------
                                                                           2002          2001         2000
----------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
   Net income (loss)                                                      $   (998)    $    809      $    501
   Adjustments to reconcile net income to net cash from operations:
   Loss (income) from discontinued operations                                  652         (257)         (313)
   Depreciation, depletion and amortization                                    505          531           503
   Provision (benefit) for deferred income taxes                              (151)          26            (6)
   Distributions from (advances to) related companies, net of equity             3            8           (64)
   in (earnings) losses
   Change in accounting method, net                                              -           (1)            -
   Gain on sale of assets                                                      (22)           -             -
   Gain on option component of joint venture sale                               (3)           -             -
   Asbestos and silica related liabilities, net                                588           96             4
   Accrued special charges                                                       -           (6)          (63)
   Other non-cash items                                                        101           (3)          (22)
   Other changes, net of non-cash items:
   Receivables and unbilled work on uncompleted contracts                      675         (199)         (896)
   Sale of receivables, net                                                    180            -             -
   Inventories                                                                  62          (91)            8
   Accounts payable                                                             71          118           170
   Other working capital, net                                                  (78)         122           155
   Other operating activities                                                  (23)        (124)          (34)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                1,562        1,029           (57)
----------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
   Capital expenditures                                                       (764)        (797)         (578)
   Sales of property, plant and equipment                                      266          120           209
   Acquisitions of businesses, net of cash acquired                              -         (220)          (10)
   Dispositions of businesses, net of cash disposed                            170           61            19
   Proceeds from sale of securities                                             62            -             -
   Investments - restricted cash                                              (187)           4             5
   Other investing activities                                                  (20)         (26)          (56)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                 (473)        (858)         (411)
----------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
   Proceeds from long-term borrowings                                           66          425             -
   Payments on long-term borrowings                                            (81)         (13)         (308)
   (Repayments) borrowings of short-term debt, net                              (2)      (1,528)          629
   Payments of dividends to shareholders                                      (219)        (215)         (221)
   Proceeds from exercises of stock options                                      -           27           105
   Payments to reacquire common stock                                           (4)         (34)         (769)
   Other financing activities                                                   (8)         (17)          (20)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                 (248)      (1,355)         (584)
----------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                     (24)         (20)           (9)
   Net cash flows from discontinued operations   (1)                             -        1,263           826
----------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and equivalents                                 817           59          (235)
   Cash and equivalents at beginning of year                                   290          231           466
----------------------------------------------------------------------------------------------------------------
   Cash and equivalents at end of year                                    $  1,107     $    290      $    231
----------------------------------------------------------------------------------------------------------------
    (continued on next page)






                               Halliburton Company
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                   (continued)
                                                                               Years ended December 31
                                                                      ------------------------------------------
                                                                           2002          2001         2000
----------------------------------------------------------------------------------------------------------------
  Supplemental  disclosure of cash flow  information:
  Cash payments during the year for:
  Interest                                                               $    104      $    132      $    144
  Income taxes                                                           $     94      $    382      $    310
  Non-cash investing and financing activities:
  Liabilities assumed in acquisitions of businesses                      $      -      $     92      $     95
  Liabilities disposed of in dispositions of businesses                  $      -      $    500      $    499
----------------------------------------------------------------------------------------------------------------

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

                               HALLIBURTON COMPANY
                      Notes to Annual Financial Statements

Note 1. Significant Accounting Policies
         We employ accounting policies that are in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect:
              -   the reported  amounts of assets and liabilities and disclosure of  contingent  assets  and  liabilities  at the  date  of the financial statements; and
              -   the reported  amounts  of  revenues  and  expenses during  the reporting period.
Ultimate results could differ from those estimates.
         Description of Company. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are one of the world's largest oilfield services companies and a leading provider of engineering and construction services. We have eight business segments that are as follows: Pressure Pumping, Drilling and Formation Evaluation, and Other Energy Services (collectively, the "Energy Services Group"), and Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services, and Infrastructure Operations (collectively, the "Engineering and Construction Group"). Through our Energy Services Group, we provide a comprehensive range of discrete and integrated products and services for the exploration, development and production of oil and gas. We serve major national and independent oil and gas companies throughout the world. Our Engineering and Construction Group (known as KBR) provides a wide range of services to energy and industrial customers and governmental entities worldwide. See Note 4 for further discussion of our business segments.
         Principles of consolidation. The consolidated financial statements include the accounts of our company and all of our subsidiaries in which we own greater than 50% interest or control. All material intercompany accounts and transactions are eliminated. Investments in companies in which we own a 50% interest or less and have a significant influence are accounted for using the equity method and if we do not have significant influence we use the cost method. Prior year amounts have been reclassified to conform to the current year presentation.
         Revenue recognition. We recognize revenues as services are rendered or products are shipped. Generally the date of shipment corresponds to the date upon which the customer takes title to the product and assumes all risk and rewards of ownership. The distinction between services and product sales is based upon the overall activity of the particular business operation. Training and consulting service revenues are recognized as the services are performed. Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration.
         Engineering and construction contracts. Revenues from engineering and construction contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. Progress is generally based upon physical progress, man-hours or costs incurred based upon the appropriate method for the type of job. When revenue and costs are recorded from engineering and construction contracts, we comply with paragraph 81 of American Institute of Certified Public Accountants Statement of Position 81-1, also known as SOP 81-1. Under this method, revenues are recognized as the sum of costs incurred during the period plus the gross profit earned, measured using the percentage of completion method of accounting. All known or anticipated losses on contracts are provided for when they become evident in accordance with paragraph 85 of SOP 81-1. Claims and change orders which are in the process of being negotiated with customers, for extra work or changes in the scope of work, are included in revenue when collection is deemed probable. For more details of revenue recognition, including other aspects of engineering and construction accounting, including billings, claims and change orders and liquidated damages, see Note 8 and Note 12.
         Research and development. Research and development expenses are charged to income as incurred. Research and development expenses were $233 million in 2002 and 2001 and $231 million in 2000.
         Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $11 million in 2002, $19 million in 2001 and $7 million in 2000. Amortization expense of software development costs was $19 million for 2002, $16 million for 2001 and $12 million for 2000. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed five years.
         Income per share. Basic income per share is based on the weighted average number of common shares outstanding during the year. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. See Note 13 for a reconciliation of basic and diluted income per share.
         Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. Some United States manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method. The cost of over 90% of the remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method. See Note 7.
         Property, plant and equipment. Property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. We follow the successful efforts method of accounting for oil and gas properties. See Note 9.
         Maintenance and repairs. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. We use the accrue-in-advance method of accounting for major maintenance and repair costs of marine vessel dry docking expense and major aircraft overhauls and repairs. Under this method we anticipate the need for major maintenance and repairs and charge the estimated expense to operations before the actual work is performed. At the time the work is performed, the actual cost incurred is charged against the amounts that were previously accrued with any deficiency or excess charged or credited to operating expense.
         Goodwill. For acquisitions occurring prior to July 1, 2001, goodwill was amortized on a straight-line basis over periods not exceeding 40 years through December 31, 2001. Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which precludes amortization of goodwill related to acquisitions completed subsequent to June 30, 2001. Additionally, SFAS No. 142 precludes the amortization of existing goodwill related to acquisitions completed prior to July 1, 2001 for periods beginning January 1, 2002. See Note 22 for discussion of this accounting change. SFAS No. 142 requires an entity to segregate its operations into "reporting units." Additionally, all goodwill has been assigned to one of these reporting units for purposes of determining impairment of the goodwill. Because goodwill and some intangible assets are no longer amortized, the reported amounts of goodwill and intangible assets are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.
         Income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain.

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

                                                      Years ended December 31
                                               ----------------------------------------
   Millions of dollars except per share data       2002        2001          2000
---------------------------------------------------------------------------------------
   Net income (loss), as reported                 $ (998)     $  809       $   501
   Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                              (26)        (42)          (41)
---------------------------------------------------------------------------------------
   Net income (loss), pro forma                   $(1,024)    $  767       $   460
=======================================================================================

   Basic earnings (loss) per share:
   As reported                                    $ (2.31)    $  1.89      $   1.13
   Pro forma                                      $ (2.37)    $  1.79      $   1.04
   Diluted earnings (loss) per share:
   As reported                                    $ (2.31)    $  1.88      $   1.12
   Pro forma                                      $ (2.37)    $  1.77      $   1.03
======================================================================================-

Note 2. Acquisitions and Dispositions
         Magic Earth acquisition. We acquired Magic Earth, Inc., a 3-D visualization and interpretation technology company with broad applications in the area of data interpretation in November 2001 for common shares with a value of $100 million. At the consummation of the transaction, we issued 4.2 million shares, valued at $23.93 per share, to complete the purchase. Magic Earth became a wholly-owned subsidiary and is reported within our Other Energy Services segment. We recorded goodwill of $71 million, all of which is nondeductible for tax purposes. In addition, we recorded intangible assets of $19 million, which are being amortized based on a five-year life.
         PES acquisition. In February 2000, we acquired the remaining 74% of the shares of PES (International) Limited that we did not already own for a value of $126.7 million. This was based on 3.3 million shares of Halliburton common stock valued at $37.75 per share which was the closing stock price on January 12, 2000. PES is based in Aberdeen, Scotland, and has developed technology that complements Halliburton's real time reservoir solutions. To acquire the remaining 74% of PES, we issued 1.2 million shares of Halliburton common stock in February 2002, and we also issued rights that resulted in the issuance of 2.1 million additional shares of Halliburton common stock between February 2001 and February 2002. We issued 1 million shares in February 2001; 400,000 shares in June 2001; and the remaining 700,000 shares in February 2002 under these rights. These shares were included in the cost of the acquisition as a contingent liability. We recorded $115 million of goodwill, all of which is non-deductible for tax purposes.
         During the second quarter of 2001, we contributed the majority of PES' assets and technologies, including $130 million of goodwill associated with the purchase of PES, to a newly formed joint venture with Shell Technology Ventures BV, WellDynamics. We received $39 million in cash as an equity equalization adjustment, which we recorded as a reduction in our investment in the joint venture. We own 50% of WellDynamics and account for this investment in our Other Energy Services segment using the equity method. The formation of WellDynamics resulted in a difference of $90 million between the carrying amount of our investment and our equity in the underlying net assets of the joint venture, which has been recorded as goodwill under "Equity in and advances to related companies." The remaining assets and goodwill of PES relating to completions and well intervention products are reported in our Other Energy Services segment.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million in cash. The acquisition agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years from the date of acquisition. We recorded intangible assets of $14 million and goodwill of $149 million in our Other Energy Services segment, $9 million of which is non-deductible for tax purposes. The intangible assets are being amortized based on a three-year life.

         European Marine Contractors Ltd. disposition. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Other Energy Services segment, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million resulting in a pretax operating income gain of $108 million. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option receiving an additional $19 million and recorded a pretax gain of $3 million in "Other, net" in the statement of operations as a result of the increase in value of this option. The total transaction resulted in an after-tax gain of $68 million, or $0.16 per diluted share.
         Subsea 7 formation. In May 2002, we contributed substantially all of our Halliburton Subsea assets to a newly formed company, Subsea 7, Inc. We contributed assets with a book value of approximately $82 million. The contributed assets were recorded by the new company at a fair value of approximately $94 million. The $12 million difference is being amortized over ten years representing the average remaining useful life of the assets contributed. We own 50% of Subsea 7, Inc. and account for this investment in our Other Energy Services segment using the equity method. The remaining 50% is owned by DSND Subsea ASA.
         Bredero-Shaw disposition. On September 30, 2002 we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The purchase price of $149 million is comprised of $53 million in cash, a short-term note for $25 million and 7.7 million of ShawCor Class A Subordinate shares. In addition to our second quarter impairment charge of $61 million ($0.14 per diluted share after-tax) related to the pending sale of Bredero-Shaw, we recorded a third quarter pretax loss on sale of $18 million, or $0.04 per diluted share, which is reflected in our Other Energy Services segment. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in "Other, net" a $9.1 million loss on the sale of ShawCor shares, or $0.02 per diluted share.
         Dresser Equipment Group disposition. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group. See Note 3.

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

  Income (loss) from Operations
  of Discontinued Businesses             Years ended December 31
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
==============================================================================

Note 4.  Business Segment Information
         Disclosures regarding business segments have been restated to reflect eight business segments. Previously we reported two segments, the Energy Services Group and the Engineering and Construction Group (known as "KBR"). The following eight segment presentation reflects financial information provided to our chief executive officer (chief operating decision maker) during the periods presented:
              -   Pressure Pumping;
              -   Drilling and Formation Evaluation;
              -   Other Energy Services;
              -   Onshore Operations;
              -   Offshore Operations;
              -   Government Operations;
              -   Operations and Maintenance Services; and
              -   Infrastructure Operations.
         Pressure Pumping, Drilling and Formation Evaluation and Other Energy Services are collectively referred to as the Energy Services Group, and Offshore Operations, Onshore Operations, Government Operations, Operations and Maintenance Services and Infrastructure Operations are collectively referred to as the Engineering and Construction Group, or KBR.
         Pressure  Pumping.  The Pressure Pumping segment provides services used to complete oil and gas wells and to increase the amount of oil or gas recoverable from those wells. Major services and products offered include:
              -   production   enhancement   services   (including   fracturing,
                  acidizing, coiled tubing, hydraulic workover, sand control, and pipeline and process services);
              -   cementing  services  provide zonal  isolation to prevent fluid movement between formations, ensure a bond to provide support for the casing, and provide wellbore reliability; and
              -   tools   and   testing   services   (including    underbalanced
                  applications   and    tubing-conveyed    perforating   testing
                  services).

         Drilling and Formation Evaluation. The Drilling and Formation Evaluation segment is primarily involved in bore-hole construction and initial oil and gas formation evaluation. The products and services in this segment incorporate integrated technologies, which offer synergies related to drilling activities and data gathering. The segment consists of drilling services, including directional drilling and measurement-while-drilling/logging-while -drilling; logging services; and drill bits. Included in this business segment are Sperry-Sun, logging and perforating and Security DBS. Also included is our Mono Pumps business, which we disposed of in the first quarter of 2003.
         Other Energy Services. This segment provides drilling fluids systems, completion products, integrated exploration and production software information systems, consulting services, real-time operations, smartwells, and subsea operations. Drilling fluids are used to provide for well control, drilling efficiency, and as a means of removing wellbore cuttings. Completion products and services include well completion equipment, slickline and safety systems. Included in this business segment are Baroid, Landmark Graphics, Integrated Solutions, Real Time Operations, our equity method investment in Enventure Global Technology, LLC, an expandable casing joint venture, subsea operations and our equity method investment in WellDynamics B.V., an intelligent well completions joint venture. Also included are Wellstream, Bredero-Shaw and European Marine Contractors Ltd., all of which have been sold.
         Onshore Operations. The Onshore Operations segment provides engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants.
         Offshore Operations. The Offshore Operations segment provides deepwater engineering and marine technology and worldwide fabrication capabilities.
         Government Operations. The Government Operations segment provides construction, maintenance and logistics activities for government facilities and installations.
         Operations and Maintenance Services. The Operations and Maintenance Services segment provides plant operations, maintenance, and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets.
         Infrastructure Operations. The Infrastructure Operations segment provides civil engineering, consulting and project management services.
         Asbestos and Silica Charges. Asbestos and silica charges related to our Engineering and Construction Group are not allocated to a specific segment as these charges are reviewed by management in total.
         General corporate. General corporate represents assets not included in a business segment and is primarily composed of cash and cash equivalents, deferred tax assets and insurance for asbestos and silica litigation claims.
         Intersegment revenues included in the revenues of the business segments and revenues between geographic areas are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.
         The tables below present information on our continuing operations business segments.

   Operations by Business Segment
                                                         Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2002          2001          2000
-------------------------------------------------------------------------------------------
   Revenues:
   Pressure Pumping                                $  2,770       $ 3,127        $  2,357
   Drilling and Formation Evaluation                  1,633         1,643           1,287
   Other Energy Services                              2,433         3,041           2,589
-------------------------------------------------------------------------------------------
      Total Energy Services Group                     6,836         7,811           6,233
-------------------------------------------------------------------------------------------
   Onshore Operations                                 1,813         1,422           2,228
   Offshore Operations                                1,457         1,156             916
   Government Operations                              1,217         1,436           1,355
   Operations and Maintenance Services                  927           956             869
   Infrastructure Operations                            322           265             343
-------------------------------------------------------------------------------------------
      Total Engineering and Construction Group        5,736         5,235           5,711
-------------------------------------------------------------------------------------------
   Total                                           $ 12,572       $13,046        $ 11,944
===========================================================================================


   Operations by Business Segment (cont'd)
                                                         Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2002          2001          2000
-------------------------------------------------------------------------------------------
   Operating income (loss):
   Pressure Pumping                                $    454       $   676         $   314
   Drilling and Formation Evaluation                    160           171               1
   Other Energy Services                                 24           189             274
-------------------------------------------------------------------------------------------
      Total Energy Services Group                       638         1,036             589
-------------------------------------------------------------------------------------------
   Onshore Operations                                    43            79             (45)
   Offshore Operations                                 (179)          (15)            (63)
   Government Operations                                 60            42              44
   Operations and Maintenance Services                    5             6               1
   Infrastructure Operations                             30            10              14
   Asbestos and Silica Charges                         (644)          (11)             (5)
-------------------------------------------------------------------------------------------
      Total Engineering and Construction Group         (685)          111             (54)
-------------------------------------------------------------------------------------------
   General corporate                                    (65)          (63)            (73)
-------------------------------------------------------------------------------------------
   Total                                           $   (112)      $ 1,084        $    462
===========================================================================================
   Capital expenditures:
   Pressure Pumping                                $    155       $   272        $    153
   Drilling and Formation Evaluation                    190           225             154
   Other Energy Services Group                          167           134             155
   Shared Energy Services Assets                         91           112              71
-------------------------------------------------------------------------------------------
      Total Energy Services Group                       603           743             533
-------------------------------------------------------------------------------------------
   Onshore Operations                                    17             9              17
   Offshore Operations                                    8             2               7
   Government Operations                                129            40              13
   Operations and Maintenance Services                    5             2               6
   Infrastructure Operations                              2             1               1
-------------------------------------------------------------------------------------------
      Total Engineering and Construction Group          161            54              44
-------------------------------------------------------------------------------------------
   General corporate                                      -             -               1
-------------------------------------------------------------------------------------------
   Total                                           $    764       $   797        $    578
===========================================================================================
   Depreciation, depletion and amortization:
   Pressure Pumping                                $    119       $   112        $    100
   Drilling and Formation Evaluation                    137           126             118
   Other Energy Services                                140           170             148
   Shared Energy Services Assets                         79            66              69
-------------------------------------------------------------------------------------------
      Total Energy Services Group                       475           474             435
-------------------------------------------------------------------------------------------
   Onshore Operations                                    12            24              30
   Offshore Operations                                    3            11              11
   Government Operations                                 14            15              18
   Operations and Maintenance Services                    -             3               4
   Infrastructure Operations                              -             3               2
-------------------------------------------------------------------------------------------
      Total Engineering and Construction Group           29            56              65
-------------------------------------------------------------------------------------------
   General corporate                                      1             1               3
-------------------------------------------------------------------------------------------
   Total                                           $    505       $   531        $    503
===========================================================================================

         Within the Energy Services Group, only certain assets are associated with specific segments. Those assets include receivables, inventories, certain identified property, plant and equipment (including field service equipment), equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment (including shared facilities) are not associated with a segment but are considered to be shared among the segments within the Energy Services Group. For segment operating income presentation the depreciation expense associated with these shared Energy Services Group assets is allocated to the Energy Services Group segments and general corporate.

   Total Assets by Business Segment
                                                         Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2002          2001          2000
-------------------------------------------------------------------------------------------
    Total assets:
    Pressure Pumping                               $  1,322       $ 1,475         $ 1,240
    Drilling and Formation Evaluation                 1,163         1,253           1,168
    Other Energy Services                             2,272         2,764           2,499
    Shared Energy Services Assets                     1,187         1,072           1,057
 -------------------------------------------------------------------------------------------
       Total Energy Services Group                    5,944         6,564           5,964
 -------------------------------------------------------------------------------------------
    Onshore Operations                                1,084         1,200           1,049
    Offshore Operations                                 896         1,011             886
    Government Operations                               620           564             498
    Operations and Maintenance Services                 277           271             303
    Infrastructure Operations                           227           141             149
 -------------------------------------------------------------------------------------------
       Total Engineering and Construction Group       3,104         3,187           2,885
 -------------------------------------------------------------------------------------------
    Net assets of discontinued operations                 -             -             690
    General corporate                                 3,796         1,215             653
 -------------------------------------------------------------------------------------------
    Total                                          $ 12,844       $10,966         $10,192
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
============================================================================================

Note 5.  Restricted Cash
         At December 31, 2002, we had restricted cash of $190 million included in Other assets. Restricted cash consists of:
              - $107 million deposit that collateralizes a bond for a patent infringement judgment on appeal;
              - $57 million as collateral for potential future insurance claim reimbursements; and
              - $26 million primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.
         At December 31, 2001, we had $3 million in restricted cash in Other assets.

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

                                        Total Probable Unapproved        Probable Unapproved Claims
                                                 Claims                        Accrued Revenue
                                     -------------------------------------------------------------------
Millions of dollars                       2002             2001             2002             2001
--------------------------------------------------------------------------------------------------------
Beginning balance                         $  137           $  93            $ 102             $ 92
    Additions                                158              92              105               58
    Costs incurred during period               -               -               19                -
    Approved claims                           (4)            (15)              (4)             (15)
    Write-offs                                (7)            (33)              (7)             (33)
    Other   *                                 (5)              -               (5)               -
--------------------------------------------------------------------------------------------------------
Ending balance                            $  279           $ 137            $ 210             $102
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

  Combined Operating Results             Years ended December 31
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

   Combined Financial Position            December 31
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

  Millions of dollars                                       2002          2001
------------------------------------------------------------------------------------
  7.6% debentures due August 2096                          $  300        $   300
  8.75% debentures due February 2021                          200            200
  8% senior notes due April 2003                              139            139
  Variable interest credit facility maturing
     September 2009                                            66              -
  Medium-term notes due 2002 through 2027                     750            825
  Effect of interest rate swaps                                13              3
  Term loans at LIBOR (GBP) plus 0.75% payable in
    semiannual installments through March 2002                  -              4
  Other notes with varying interest rates                       8             13
------------------------------------------------------------------------------------
  Total long-term debt                                      1,476          1,484
  Less current portion                                        295             81
------------------------------------------------------------------------------------
  Noncurrent portion of long-term debt                     $1,181        $ 1,403
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
          ==================================================================

         Future total rentals on noncancelable  operating leases are as follows:
$119 million in 2003; $83 million in 2004; $63 million in 2005; $55 million in 2006; $40 million in 2007; and $249 million thereafter.
         Asbestos litigation. Several of our subsidiaries, particularly DII Industries, LLC (DII Industries) and Kellogg, Brown & Root, Inc. (Kellogg, Brown & Root), are defendants in a large number of asbestos-related lawsuits. The plaintiffs allege injury as a result of exposure to asbestos in products manufactured or sold by former divisions of DII Industries or in materials used in construction or maintenance projects of Kellogg, Brown & Root. These claims are in three general categories:
              -   refractory claims;
              -   other DII Industries claims; and
              -   construction claims.
         Refractory claims. Asbestos was used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, which DII Industries acquired in 1967. The Harbison-Walker operations were conducted as a division of DII Industries (then named Dresser Industries, Inc.) until those operations were transferred to another then-existing subsidiary of DII Industries in preparation for a spin-off. Harbison-Walker was spun-off by DII Industries in July 1992. At that time, Harbison-Walker assumed liability for asbestos claims filed after the spin-off and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off. After the spin-off, DII Industries and Harbison-Walker jointly negotiated and entered into coverage-in-place agreements with a number of insurance companies that had issued historic general liability insurance policies which both DII Industries and Harbison-Walker had the right to access for, among other things, bodily injury occurring between 1963 and 1985. These coverage-in-place agreements provide for the payment of defense costs, settlements and court judgments paid to resolve refractory asbestos claims.
         As Harbison-Walker's financial condition worsened in late 2000 and 2001, Harbison-Walker began agreeing to pay more in settlement of the post spin-off refractory claims than it historically had paid. These increased settlement amounts led to Harbison-Walker making greater demands on the shared insurance asset. By July 2001, DII Industries determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligation to DII Industries. Accordingly, DII Industries took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. These claims are now stayed in the Harbison-Walker bankruptcy proceeding.
         As of December 31, 2002, there were approximately 6,000 open and unresolved pre-spin-off refractory claims against DII Industries. In addition, there were approximately 142,000 post spin-off claims that name DII Industries as a defendant.
         Other DII Industries claims. As of December 31, 2002, there were approximately 147,000 open and unresolved claims alleging injuries from asbestos used in other products formerly manufactured by DII Industries. Most of these claims involve gaskets and packing materials used in pumps and other industrial products.
         Construction claims. Our Engineering and Construction Group includes engineering and construction businesses formerly operated by The M.W. Kellogg Company and Brown & Root, Inc., now combined as Kellogg, Brown & Root. As of December 31, 2002, there were approximately 52,000 open and unresolved claims alleging injuries from asbestos in materials used in construction and maintenance projects, most of which were conducted by Brown & Root, Inc. Approximately 2,200 of these claims are asserted against The M.W. Kellogg Company. We believe that Kellogg, Brown & Root has a good defense to these claims, and a prior owner of The M.W. Kellogg Company provides Kellogg, Brown & Root a contractual indemnification for claims against The M.W. Kellogg Company.
         Harbison-Walker Chapter 11 bankruptcy. On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court in Pittsburgh, Pennsylvania. In its bankruptcy-related filings, Harbison-Walker said that it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos claims asserted directly against Harbison-Walker or asserted against DII Industries for which Harbison-Walker is required to indemnify and defend DII Industries.
         Harbison-Walker's failure to fulfill its indemnity obligations, and its erosion of insurance coverage shared with DII Industries, required DII Industries to assist Harbison-Walker in its bankruptcy proceeding in order to protect the shared insurance from dissipation. At the time that Harbison-Walker filed its bankruptcy, DII Industries agreed to provide up to $35 million of debtor-in-possession financing to Harbison-Walker during the pendency of the Chapter 11 proceeding, of which $5 million was advanced during the first quarter of 2002. On February 14, 2002, in accordance with the terms of a letter agreement, DII Industries also paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company. This payment was charged to discontinued operations in our financial statements in the first quarter of 2002.
         The terms of the letter agreement also requires DII Industries to pay to RHI Refractories an additional $35 million if a plan of reorganization is proposed in the Harbison-Walker bankruptcy proceedings, and an additional $85 million if a plan is confirmed in the Harbison-Walker bankruptcy proceedings, in each case acceptable to DII Industries in its sole discretion. The letter agreement provides that a plan acceptable to DII Industries must include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries, arising out of the Harbison-Walker business or other DII Industries' businesses that share insurance with Harbison-Walker.
         By contrast, the proposed global settlement being pursued by Halliburton contemplates that DII Industries and Harbison-Walker, among others including Halliburton, would receive in a DII Industries and Kellogg, Brown & Root bankruptcy the benefits of an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims, including with respect to DII Industries, Kellogg, Brown & Root and Halliburton, claims that do not relate to the Harbison-Walker business or share insurance with Harbison-Walker.
         Harbison-Walker has not yet submitted a proposed plan of reorganization to the Bankruptcy Court. Moreover, although possible, at this time we do not believe it likely that Harbison-Walker will propose or ultimately there would be confirmed a plan of reorganization in its bankruptcy proceeding that is acceptable to DII Industries. In general, in order for a Harbison-Walker plan of reorganization involving a Section 524(g)/105 trust to be confirmed, among other things the creation of the trust would require the approval of 75% of the asbestos claimant creditors of Harbison-Walker. There can be no assurance that any plan proposed by Harbison-Walker would obtain the necessary approval or that it would provide for an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that share insurance with Harbison-Walker.
         In addition, we anticipate that a significant financial contribution to the Harbison-Walker estate could be required from DII Industries to obtain confirmation of a Harbison-Walker plan of reorganization if that plan were to include an injunction channeling to a Section 524(g)/105 trust all present and future asbestos claims against DII Industries arising out of the Harbison-Walker business or that have claims to shared insurance with the Harbison-Walker business. This contribution to the estate would be in addition to DII Industries' contribution of its interest to insurance coverage for refractory claims to the Section 524(g)/105 trust. At this time, we are not able to quantify the amount of this contribution in light of numerous uncertainties.
These include the amount of Harbison-Walker assets available to satisfy its asbestos and trade creditors and the results of negotiations that must be completed among Harbison-Walker, the asbestos claims committee under its Chapter 11 proceeding, a legal representative for future asbestos claimants (which has not yet been appointed by the Bankruptcy Court), DII Industries and the relevant insurance companies.
         Whether or not Halliburton has completed, is still pursuing or has abandoned its previously announced global settlement, DII Industries would be under no obligation to make a significant financial contribution to the
Harbison-Walker estate, although Halliburton intends to consider all of its options if in the future it ceased pursuing the global settlement.
         For the reasons outlined above among others, we do not believe it probable that DII Industries will be obligated to make either of the additional $35 million and $85 million payments to RHI Refractories described above. During February 2003, representatives of RHI A.G., the ultimate corporate parent of RHI Refractories, met with representatives of DII Industries and indicated that they believed that DII Industries would be obligated to pay RHI Refractories the $35 million and the $85 million in the event that our proposed global settlement were to be consummated. For a number of reasons, DII Industries believes that the global settlement would not be the cause of a failure of a Harbison-Walker plan to be acceptable to DII Industries and intends vigorously to defend against this claim if formally asserted.
         In connection with the Chapter 11 filing by Harbison-Walker, the Bankruptcy Court on February 14, 2002 issued a temporary restraining order staying all further litigation of more than 200,000 asbestos claims currently pending against DII Industries in numerous courts throughout the United States. The period of the stay contained in the temporary restraining order has been extended to July 21, 2003.Currently, there is no assurance that a stay will remain in effect beyond July 21, 2003, that a plan of reorganization will be proposed or confirmed for Harbison-Walker, or that any plan that is confirmed will provide relief to DII Industries.
         The stayed asbestos claims are those covered by insurance that DII Industries and Harbison-Walker each access to pay defense costs, settlements and judgments attributable to both refractory and non-refractory asbestos claims. The stayed claims include approximately 142,000 post-1992 spin-off refractory claims, 6,000 pre-spin-off refractory claims and approximately 135,000 other types of asbestos claims pending against DII Industries. Approximately 51,000 of the claims in the third category are claims made against DII Industries based on more than one ground for recovery and the stay affects only the portion of the claim covered by the shared insurance. The stay prevents litigation from proceeding while the stay is in effect and also prohibits the filing of new claims. One of the purposes of the stay is to allow Harbison-Walker and DII Industries time to develop and propose a plan of reorganization.
         Asbestos insurance coverage. DII Industries has substantial insurance for reimbursement for portions of the costs incurred defending asbestos and silica claims, as well as amounts paid to settle claims and court judgments. This coverage is provided by a large number of insurance policies written by dozens of insurance companies. The insurance companies wrote the coverage over a period of more than 30 years for DII Industries, its predecessors or its subsidiaries and their predecessors. Large amounts of this coverage are now subject to coverage-in-place agreements that resolve issues concerning amounts and terms of coverage. The amount of insurance available to DII Industries and its subsidiaries depends on the nature and time of the alleged exposure to asbestos or silica, the specific subsidiary against which an asbestos or silica claim is asserted and other factors.
         Refractory claims insurance. DII Industries has approximately $2.1 billion in aggregate limits of insurance coverage for refractory asbestos and silica claims, of which over one-half is with Equitas or other London-based insurance companies. Most of this insurance is shared with Harbison-Walker. Many of the issues relating to the majority of this coverage have been resolved by coverage-in-place agreements with dozens of companies, including Equitas and other London-based insurance companies. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. Recently, however, Equitas and other London-based companies have attempted to impose new restrictive documentation requirements on DII Industries and other insureds. Equitas and the other London-based companies have stated that the new requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         On March 21, 2002, Harbison-Walker filed a lawsuit in the United States Bankruptcy Court for the Western District of Pennsylvania in its Chapter 11 bankruptcy proceeding. This lawsuit is substantially similar to DII Industries lawsuit filed in Texas State Court in 2001 and seeks, among other relief, a determination as to the rights of DII Industries and Harbison-Walker to the shared general liability insurance. The lawsuit also seeks damages against specific insurers for breach of contract and bad faith, and a declaratory judgment concerning the insurers' obligations under the shared insurance. Although DII Industries is also a defendant in this lawsuit, it has asserted its own claim to coverage under the shared insurance and is cooperating with Harbison-Walker to secure both companies' rights to the shared insurance. The Bankruptcy Court has ordered the parties to this lawsuit to engage in non-binding mediation. The first mediation session was held on July 26, 2002 and additional sessions have since taken place and further sessions are scheduled to take place, provided the Bankruptcy Court's mediation order remains in effect. Given the early stages of these negotiations, DII Industries cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.
         Prior to the Harbison-Walker bankruptcy, on August 7, 2001, DII Industries filed a lawsuit in Dallas County, Texas, against a number of these insurance companies asserting DII Industries rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. The coverage-in-place agreements allow DII Industries to enter into settlements for small amounts without requiring claimants to produce detailed documentation to support their claims, when DII Industries believes the settlements are an effective claims management strategy. DII Industries believes that the new documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued have not refused to pay larger claim settlements where documentation is obtained or where court judgments are entered.
         On May 10, 2002, the London-based insuring entities and companies removed DII Industries' Dallas County State Court Action to the United States District Court for the Northern District of Texas alleging that federal court jurisdiction existed over the case because it is related to the Harbison-Walker bankruptcy. DII Industries has filed an opposition to that removal and has asked the federal court to remand the case back to the Dallas County state court. On June 12, 2002, the London-based insuring entities and companies filed a motion to transfer the case to the federal court in Pittsburgh, Pennsylvania. DII Industries has filed an opposition to that motion to transfer. The federal court in Dallas has yet to rule on any of these motions. Regardless of the outcome of these motions, because of the similar insurance coverage lawsuit filed by Harbison-Walker in its bankruptcy proceeding, it is unlikely that DII Industries case will proceed independently of the bankruptcy.
         Other DII Industries claims insurance. DII Industries has substantial insurance to cover other non-refractory asbestos claims. Two coverage-in-place agreements cover DII Industries for companies or operations that DII Industries either acquired or operated prior to November 1, 1957. Asbestos claims that are covered by these agreements are currently stayed by the Harbison-Walker bankruptcy because the majority of this coverage also applies to refractory claims and is shared with Harbison-Walker. Other insurance coverage is provided by a number of different policies that DII Industries acquired rights to access when it acquired businesses from other companies. Three coverage-in-place agreements provide reimbursement for asbestos claims made against DII Industries former Worthington Pump division. There is also other substantial insurance coverage with approximately $2.0 billion in aggregate limits that has not yet been reduced to coverage-in-place agreements.
         On August 28, 2001, DII Industries filed a lawsuit in the 192nd Judicial District of the District Court for Dallas County, Texas against specific London-based insuring entities that issued insurance policies that provide coverage to DII Industries for asbestos-related liabilities arising out of the historical operations of Worthington Corporation or its successors. This lawsuit raises essentially the same issue as to the documentation requirements as the August 7, 2001 Harbison-Walker lawsuit filed in the same court. The London-based insuring entities filed a motion in that case seeking to compel the parties to binding arbitration. The trial court denied that motion and the London-based insuring entities appealed that decision to the state appellate court. The state appellate courts denied the appeal and, most recently, the London-based insuring entities have removed the case from the state court to the federal court. DII Industries was successful in remanding the case back to the state court.
         A significant portion of the insurance coverage applicable to Worthington claims is alleged by Federal-Mogul Products, Inc. to be shared with it. In 2001, Federal-Mogul Products, Inc. and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in Wilmington, Delaware.
         In response to Federal-Mogul's allegations, on December 7, 2001, DII Industries filed a lawsuit in the Delaware Bankruptcy Court asserting its rights to insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor for asbestos-related liabilities arising from, among other operations, Worthington's and its successors' historic operations. This lawsuit also seeks a judicial declaration concerning the competing rights of DII Industries and Federal-Mogul, if any, to this insurance coverage. DII Industries recently filed a second amended complaint in that lawsuit and the parties are now beginning the discovery process. The parties to this litigation, including Federal-Mogul, have agreed to mediate this dispute. The first mediation session is scheduled for April 2, 2003. Unlike the Harbison-Walker insurance coverage litigation, in which the litigation is stayed while the mediation proceeds, the insurance coverage litigation concerning the Worthington-related asbestos liabilities has not been stayed and such litigation will proceed simultaneously with the mediation.
         At the same time, DII Industries filed its insurance coverage action in the Federal-Mogul bankruptcy, DII Industries also filed a second lawsuit in which it has filed a motion for preliminary injunction seeking a stay of all Worthington asbestos-related lawsuits against DII Industries that are scheduled for trial within the six months following the filing of the motion. The stay that DII Industries seeks, if granted, would remain in place until the competing rights of DII Industries and Federal-Mogul to the allegedly shared insurance are resolved. The Court has yet to schedule a hearing on DII Industries motion for preliminary injunction.
         A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington policies until the Federal-Mogul Bankruptcy Court resolves the insurance issues. Consequently, the effect of the Federal-Mogul bankruptcy on DII Industries rights to access this shared insurance is uncertain.
         Construction claims insurance. Nearly all of our construction asbestos claims relate to Brown & Root, Inc. operations before the 1980s. Our primary insurance coverage for these claims was written by Highlands Insurance Company during the time it was one of our subsidiaries. Highlands was spun-off to our shareholders in 1996. On April 5, 2000, Highlands filed a lawsuit against us in the Delaware Chancery Court. Highlands asserted that the insurance it wrote for Brown & Root, Inc. that covered construction asbestos claims was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s asbestos claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling, we wrote-off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands in the first quarter 2002. In addition, we dismissed the April 24, 2000 lawsuit we filed against Highlands in Harris County, Texas.
         As noted in our 2001 Form 10-K, the amount of the billed insurance receivable related to Highlands Insurance Company included in accounts receivable was $35 million.
         As a consequence of the Delaware Supreme Court's decision, Kellogg, Brown & Root no longer has primary insurance coverage from Highlands for asbestos claims. However, Kellogg, Brown & Root has significant excess insurance coverage. The amount of this excess coverage that will reimburse us for an asbestos claim depends on a variety of factors. On March 20, 2002, Kellogg, Brown & Root filed a lawsuit in the 172nd Judicial District of the District Court of Jefferson County, Texas, against Kellogg, Brown & Root's historic insurers that issued these excess insurance policies. In the lawsuit, Kellogg, Brown & Root seeks to establish the specific terms under which it can seek reimbursement for costs it incurs in settling and defending asbestos claims from its historic construction operations. On January 6, 2003, this lawsuit was transferred to the 11th Judicial District of the District Court of Harris County, Texas. Until this lawsuit is resolved, the scope of the excess insurance will remain uncertain. We do not expect the excess insurers will reimburse us for asbestos claims until this lawsuit is resolved.
         Significant asbestos judgments on appeal. During 2001, there were several adverse judgments in trial court proceedings that are in various stages of the appeal process. All of these judgments concern asbestos claims involving Harbison-Walker refractory products. Each of these appeals, however, has been stayed by the Bankruptcy Court in the Harbison-Walker Chapter 11 bankruptcy.
         On November 29, 2001, the Texas District Court in Orange, Texas, entered judgments against Dresser Industries, Inc. (now DII Industries) on a $65 million jury verdict rendered in September 2001 in favor of five plaintiffs. The $65 million amount includes $15 million of a $30 million judgment against DII Industries and another defendant. DII Industries is jointly and severally liable for $15 million in addition to $65 million if the other defendant does not pay its share of this judgment. Based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On November 29, 2001, the same District Court in Orange, Texas, entered three additional judgments against Dresser Industries, Inc. (now DII Industries) in the aggregate amount of $35.7 million in favor of 100 other asbestos plaintiffs. These judgments relate to an alleged breach of purported settlement agreements signed early in 2001 by a New Orleans lawyer hired by Harbison-Walker, which had been defending DII Industries pursuant to the agreement by which Harbison-Walker was spun-off by DII Industries in 1992. These settlement agreements expressly bind Harbison-Walker Refractories Company as the obligated party, not DII Industries, which is not a party to the agreements. For that reason, and based upon what we believe to be controlling precedent, which would hold that the judgment entered is void, we believe that the likelihood of the judgment being affirmed in the face of DII Industries' appeal is remote. As a result, we have not accrued any amounts for this judgment. However, a favorable outcome from the appeal is not assured.
         On December 5, 2001, a jury in the Circuit Court for Baltimore County, Maryland, returned verdicts against Dresser Industries, Inc. (now DII Industries) and other defendants following a trial involving refractory asbestos claims. Each of the five plaintiffs alleges exposure to Harbison-Walker products. DII Industries portion of the verdicts was approximately $30 million, which we have fully accrued at December 31, 2002. DII Industries intends to appeal the judgment to the Maryland Supreme Court. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         On  October  25,  2001,  in  the  Circuit   Court  of  Holmes   County,
Mississippi, a jury verdict of $150 million was rendered in favor of six plaintiffs against Dresser Industries, Inc. (now DII Industries) and two other companies. DII Industries share of the verdict was $21.3 million which we have fully accrued at December 31, 2002. The award was for compensatory damages. The jury did not award any punitive damages. The trial court has entered judgment on the verdict. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured.
         Asbestos claims history. Since 1976, approximately 578,000 asbestos claims have been filed against us. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. During the fourth quarter of 2002, we received approximately 32,000 new claims and we closed approximately 13,000 claims. The number of open claims pending against us is as follows:

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

         Current Accruals. The current accrual of $3.4 billion for probable and reasonably estimable liabilities for current and future asbestos and silica claims and the $2.1 billion in insurance receivables are included in noncurrent assets and liabilities due to the extended time periods involved to settle claims. In the second quarter of 2002, we recorded a pretax charge of $483 million, and, in the fourth quarter of 2002, we recorded a pretax charge of $799 million ($675 million after-tax).
         In the fourth quarter of 2002, we recorded pretax charges of $232 million ($212 million after-tax) for claims related to Brown & Root construction and renovation projects under the Engineering and Construction Group segments. The balance of $567 million ($463 million after-tax) related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States Federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.
         The total estimated claims through 2052, including the 347,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:

                                                                          December 31
                                                            ----------------------------------------
Millions of dollars                                                2002                2001
----------------------------------------------------------------------------------------------------
Gross liability - beginning balance                               $   737             $    80
     Accrued liability                                              2,820                 696
     Payments on claims                                              (132)                (39)
----------------------------------------------------------------------------------------------------
Gross liability - ending balance                                  $ 3,425             $   737
====================================================================================================

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance              $   (45)            $   (39)
         Accrued insurance recoveries                                   -                 (18)
         Write-off of recoveries                                       45                   -
         Insurance billings                                             -                  12
----------------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance                       -             $   (45)
====================================================================================================

     Other insurance carriers - beginning balance                 $  (567)            $   (12)
         Accrued insurance recoveries                              (1,530)               (563)
         Insurance billings                                            38                   8
----------------------------------------------------------- ------------------- --------------------
     Other insurance carriers - ending balance                    $(2,059)            $  (567)
====================================================================================================
Total estimated insurance recoveries                              $(2,059)            $  (612)
====================================================================================================
Net liability for known asbestos claims                           $ 1,366             $   125
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

         On December 21, 2001, the SEC's Division of Corporation Finance announced that it would review the annual reports of all Fortune 500 companies that file periodic reports with the SEC. We received the SEC's initial comments in letter form dated September 20, 2002 and responded on October 31, 2002. Since then, we have received and responded to three follow-up sets of comments, most recently in March 2003.
         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in the United States District Court for the Northern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us in that or other federal district courts. Several of those lawsuits also named as defendants Arthur Andersen, LLP ("Arthur Andersen"), our independent accountants for the period covered by the lawsuit, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. One such action was subsequently dismissed voluntarily, without prejudice, upon motion by the filing plaintiff. The federal securities fraud class actions have all been transferred to the U.S. District Court for the Northern District of Texas and consolidated before the Honorable Judge David Godbey. The amended consolidated class action complaint in that case, styled Richard Moore v. Halliburton, was scheduled to be filed in February 2003, but that date has been extended by agreement of the parties. It is unclear as of this time when the amended consolidated class action complaint will be filed. However, we believe that we have meritorious defenses to the claims and intend to vigorously defend against them.
         Another case, also filed in the United States District Court for the Northern District of Texas on behalf of three individuals, and based upon the same revenue recognition practices and accounting treatment that is the subject of the securities class actions, alleges only common law and statutory fraud in violation of Texas state law. We moved to dismiss that action on October 24,
2002, as required by the court's scheduling order, on the bases of lack of federal subject matter jurisdiction and failure to plead with that degree of particularity required by the rules of procedure. That motion has now been fully briefed and is before the court awaiting ruling.
         In addition to the securities class actions, one additional class action, alleging violations of ERISA in connection with the Company's Benefits Committee's purchase of our stock for the accounts of participants in our 401
(k) retirement plan during the period we allegedly knew or should have known that our revenue was overstated as a result of the accrual of revenue in connection with unapproved claims, was filed and subsequently voluntarily dismissed.
         Finally, on October 11, 2002, a shareholder derivative action against present and former directors and our former CFO was filed alleging breach of fiduciary duty and corporate waste arising out of the same events and circumstances upon which the securities class actions are based. We have moved to dismiss that action and a hearing on that motion is presently scheduled to take place in March 2003. We believe the action is without merit and we intend to vigorously defend it.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, which was less than one-quarter of BJ's claim at the beginning of the trial. A total of $102 million was accrued in the first quarter, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. The jury also found that there was no intentional infringement by Halliburton Energy Services, Inc.. As a result of the jury's determination of infringement, the court has enjoined us from further use of our Phoenix fracturing fluid. We have posted a supersedeas bond in the amount of approximately $107 million to cover the damage award, pre-judgment and post-judgment interest, and awardable costs. We timely appealed the judgment and the appeal has now been fully briefed and we are awaiting notice of a date of hearing before the United States Court of Appeals for the Federal Circuit, which hears all appeals of patent cases. While we believe we have a valid basis for appeal and intend to vigorously pursue our appeal, any favorable outcome from that appeal is not assured. We have alternative products to use in our fracturing operations, and do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business.

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

Note 14.  Reorganization of Business Operations
         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we separated and consolidated the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We also separated and consolidated the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries, Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries. The reorganization of subsidiaries facilitated the separation, organizationally and financially of our business groups, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions, which were previously shared, were moved into the two business groups. As a result, we took actions during 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group.
         In 2002, we incurred costs related to the restructuring of approximately $107 million which consisted of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20 million in professional fees related to the
                  restructuring; and
              -   $6 million related to contract terminations.
         Of  this  amount,   $8  million   remains  in  accruals  for  severance
arrangements and approximately $2 million for other items. We expect these remaining payments will be made during 2003.
         Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two business groups in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both business groups.
         In the fourth quarter of 2000 we approved a plan to reorganize our engineering and construction businesses into one business unit. This restructuring was undertaken because our engineering and construction businesses continued to experience delays in customer commitments for new upstream and downstream projects. With the exception of deepwater projects, short-term prospects for increased engineering and construction activities in either the upstream or downstream businesses were not positive. As a result of the reorganization of the engineering and construction businesses, we took actions to rationalize our operating structure including write-offs of equipment and licenses of $10 million, engineering reference designs of $4 million, capitalized software of $6 million, and recorded severance costs of $16 million. Of these charges, $30 million was reflected under the captions Cost of services and $6 million as General and administrative in our 2000 consolidated statements of income. Severance and related costs of $16 million were for the reduction of approximately 30 senior management positions. In January 2002, the last of the personnel actions was completed and we have no remaining accruals related to the 2000 restructuring.

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

Note 16.  Income Taxes
         The components of the (provision) benefit for income taxes are:

                                                       Years ended December 31
                                              -------------------------------------------
Millions of dollars                               2002          2001           2000
-----------------------------------------------------------------------------------------
Current income taxes:
Federal                                          $    71       $  (146)       $   (16)
Foreign                                             (173)         (157)          (114)
State                                                  4           (20)            (5)
-----------------------------------------------------------------------------------------
Total                                                (98)         (323)          (135)
-----------------------------------------------------------------------------------------
Deferred income taxes:
Federal                                              (11)          (58)           (20)
Foreign and state                                     29            (3)            26
-----------------------------------------------------------------------------------------
Total                                                 18           (61)             6
-----------------------------------------------------------------------------------------
Total continuing operations                      $   (80)      $  (384)       $  (129)
-----------------------------------------------------------------------------------------
Discontinued operations:
     Current income taxes                             21           (15)           (60)
     Deferred income taxes                           133            35              -
Disposal of discontinued operations                    -          (199)          (141)
-----------------------------------------------------------------------------------------
Total                                            $    74       $  (563)       $  (330)
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
===============================================================

         The primary components of our deferred tax assets and liabilities and the related valuation allowances, including federal deferred tax assets of discontinued operations are as follows:

                                                            December 31
                                                  --------------------------------
Millions of dollars                                    2002            2001
----------------------------------------------------------------------------------
Gross deferred tax assets:
    Employee compensation and benefits                $  282         $   214
    Capitalized research and experimentation              75              46
    Accrued liabilities                                  102             121
    Insurance accruals                                    78              82
    Construction contract accounting methods             114             100
    Inventory                                             46              53
    Asbestos and silica related liabilities            1,201             258
    Intercompany profit                                   32              54
    Net operating loss carryforwards                      81              44
    Foreign tax credit carryforward                       49               -
    AMT credit carryforward                                5               -
    Intangibles                                            6              18
    Allowance for bad debt                                40              36
    Other                                                 23              41
----------------------------------------------------------------------------------
      Total                                           $2,134         $ 1,067
----------------------------------------------------------------------------------
Gross deferred tax liabilities:
    Insurance for asbestos and silica related
         liabilities                                  $  724         $   214
    Depreciation and amortization                        188             106
    Nonrepatriated foreign earnings                       36              36
    All other                                             13             101
----------------------------------------------------------------------------------
      Total                                           $  961         $   457
----------------------------------------------------------------------------------
Valuation allowances:
    Net operating loss carryforwards                  $   77         $    38
    Future tax attributes related to asbestos
         litigation                                      233               -
    Foreign tax credit limitation                         49               -
    All other                                              7               8
----------------------------------------------------------------------------------
      Total                                              366              46
----------------------------------------------------------------------------------
Net deferred income tax asset                         $  807         $   564
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

                                                                    Years ended December 31
                                                             --------------------------------------
Millions of dollars                                             2002         2001         2000
---------------------------------------------------------------------------------------------------
(Provision) benefit computed at statutory rate                  $  83       $ (334)       $ (117)
Reductions (increases) in taxes resulting from:
    Rate differentials on foreign earnings                         (4)         (32)          (14)
    State income taxes, net of federal income tax benefit           2          (13)           (3)
    Prior years                                                    33            -             -
    Loss on disposals of equity method investee                   (28)           -             -
    Non-deductible goodwill                                         -          (11)          (11)
    Valuation allowance                                          (163)           -             -
    Other items, net                                               (3)           6            16
---------------------------------------------------------------------------------------------------
    Total continuing operations                                   (80)        (384)         (129)
Discontinued operations                                           154           20           (60)
Disposal of discontinued operations                                 -         (199)         (141)
---------------------------------------------------------------------------------------------------
    Total                                                       $  74       $ (563)       $ (330)
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
======================================================================================================================

         Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

   Weighted-average assumptions         2002             2001            2000
-------------------------------------------------------------------------------------
   Expected return on plan assets:
     United States plans                9.0%             9.0%            9.0%
     International plans            5.5% to 8.16%    5.5% to 9.0%    3.5% to 9.0%
   Discount rate:
     United States plans                7.0%            7.25%            7.5%
     International plans           5.25% to 20.0%    5.0% to 8.0%    4.0% to 8.0%
   Rate of compensation increase:
     United States plans                4.5%             4.5%            4.5%
     International plans            3.0% to 21.0%    3.0% to 7.0%    3.0% to 7.6%
=====================================================================================

                                                   2002                       2001                       2000
                                         ------------------------------------- ------------------------------------------
                                          United                     United                     United
   Millions of dollars                    States    International    States    International    States    International
   ----------------------------------------------------------------------------------------------------------------------
   Components of net periodic
       benefit cost
   Service cost                             $   1       $    72       $   2        $    60        $  4        $    57
   Interest cost                                9           102          13             89          20             87
   Expected return on plan assets             (13)         (106)        (18)           (95)        (26)           (99)
   Transition amount                            -            (2)          -             (2)          -              -
   Amortization of prior service cost          (2)           (6)         (2)            (6)         (1)            (6)
   Settlements/curtailments                     -            (2)         16              -          10              -
   Recognized actuarial (gain)/loss             1             3          (1)            (9)          -            (10)
   ----------------------------------------------------------------------------------------------------------------------
   Net periodic benefit (income) cost       $  (4)      $    61       $  10        $    37        $  7        $    29
   ======================================================================================================================

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

  Millions of dollars                                 2002             2001
------------------------------------------------------------------------------------
  Change in benefit obligation
  Benefit obligation at beginning of year            $   157         $   296
  Service cost                                             1               2
  Interest cost                                           11              15
  Plan participants' contributions                        11              12
  Settlements/curtailments                                 -            (144)
  Actuarial gain                                          33               5
  Benefits paid                                          (27)            (29)
------------------------------------------------------------------------------------
  Benefit obligation at end of year                  $   186         $   157
====================================================================================
  Change in plan assets
  Fair value of plan assets at beginning of year     $     -         $     -
  Employer contribution                                   16              17
  Plan participants' contributions                        11              12
  Benefits paid                                          (27)            (29)
------------------------------------------------------------------------------------
  Fair value of plan assets at end of year           $     -         $     -
====================================================================================

  Funded status                                      $  (186)        $  (157)
  Employer contribution                                    2               2
  Unrecognized actuarial gain                             20             (14)
  Unrecognized prior service cost                          2               3
------------------------------------------------------------------------------------
  Net amount recognized                              $  (162)        $  (166)
====================================================================================

  Millions of dollars                                  2002             2001
------------------------------------------------------------------------------------
  Amounts recognized in the consolidated
   balance sheets
  Accrued benefit liability                          $  (162)        $  (166)
------------------------------------------------------------------------------------
  Net amount recognized                              $  (162)        $  (166)
====================================================================================

  Weighted-average assumptions                    2002        2001        2000
------------------------------------------------------------------------------------
  Discount rate                                   7.0%       7.25%        7.50%
====================================================================================

  Millions of dollars                             2002         2001        2000
------------------------------------------------------------------------------------
  Components of net periodic benefit cost
  Service cost                                   $    1       $    2       $  3
  Interest cost                                      11           15         20
  Amortization of prior service cost                  -           (3)        (7)
  Settlements/curtailments                            -         (221)         -
  Recognized actuarial gain                          (1)          (1)        (1)
------------------------------------------------------------------------------------
  Net periodic benefit cost                      $   11       $ (208)      $ 15
====================================================================================

         Assumed health care cost trend rates have a significant effect on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             One-Percentage-Point
                                                          ----------------------------
  Millions of dollars                                       Increase    (Decrease)
--------------------------------------------------------------------------------------
  Effect on total of service and interest cost components     $   1         $ (1)
  Effect on the postretirement benefit obligation             $  10         $ (9)
======================================================================================

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
              ====================================================================================

                               Halliburton Company
                             Selected Financial Data
                                   (Unaudited)


                                                                        Years ended December 31
  Millions of dollars and shares                 ----------------------------------------------------------------------
  except per share and employee data                 2002          2001          2000          1999           1998
  ---------------------------------------------------------------------------------------------------------------------
  Total revenues                                   $ 12,572      $ 13,046      $ 11,944     $   12,313     $ 14,504
  =====================================================================================================================
  Total operating income (loss) (1)                    (112)        1,084           462            401          170
  Nonoperating income (expense), net (2)               (116)         (130)         (127)           (94)        (115)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations
      before income taxes and minority interest        (228)          954           335            307           55
  Provision for income taxes (3)                        (80)         (384)         (129)          (116)        (155)
  Minority interest in net income of
  consolidated
      subsidiaries                                      (38)          (19)          (18)           (17)         (20)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations         $   (346)     $    551      $    188     $      174     $   (120)
  =====================================================================================================================
  Income (loss) from discontinued operations       $   (652)     $    257      $    313     $      283     $    105
  =====================================================================================================================
  Net income (loss)                                $   (998)     $    809      $    501     $      438     $    (15)
  =====================================================================================================================
  Basic income (loss) per common share
      Continuing operations                        $  (0.80)     $   1.29      $   0.42     $     0.40     $   (0.27)
      Net income (loss)                               (2.31)         1.89          1.13           1.00         (0.03)
  Diluted income (loss) per common share
      Continuing operations                           (0.80)         1.28          0.42           0.39         (0.27)
      Net income (loss)                               (2.31)         1.88          1.12           0.99         (0.03)
  Cash dividends per share                             0.50          0.50          0.50           0.50          0.50
  Return on average shareholders' equity             (24.02)%       18.64%        12.20%         10.49%        (0.35)%
  ---------------------------------------------------------------------------------------------------------------------
  Financial position
  Net working capital                              $  2,288      $  2,665      $  1,742     $    2,329     $  2,129
  Total assets                                       12,844        10,966        10,192          9,639       10,072
  Property, plant and equipment, net                  2,629         2,669         2,410          2,390        2,442
  Long-term debt (including current maturities)       1,476         1,484         1,057          1,364        1,426
  Shareholders' equity                                3,558         4,752         3,928          4,287        4,061
  Total capitalization                                5,083         6,280         6,555          6,590        5,990
  Shareholders' equity per share                       8.16           10.95           9.20        9.69            9.23
  Average common shares outstanding (basic)             432           428           442            440          439
  Average common shares outstanding (diluted)           432           430           446            443          439
  ---------------------------------------------------------------------------------------------------------------------
  Other financial data
  Capital expenditures                             $   (764)     $   (797)     $   (578)    $     (520)    $   (841)
  Long-term borrowings (repayments), net                (15)          412          (308)           (59)         122
  Depreciation, depletion and amortization
      expense                                           505           531           503            511          500
  Goodwill amortization included in
  depreciation,
      depletion and amortization expense:
         Energy Services Group                            -            24            19             12           22
         Engineering and Construction Group               -            18            25             21           14
  Payroll and employee benefits (4)                  (4,875)       (4,818)       (5,260)        (5,647)      (5,880)
  Number of employees (4), (5)                       83,000        85,000        93,000        103,000      107,800
  =====================================================================================================================

(continued on next page)

                               Halliburton Company
                             Selected Financial Data
                                   (Unaudited)
                                   (continued)


                                                                      Years ended December 31
  Millions of dollars and shares                --------------------------------------------------------------------------
  except per share and employee data                 1997          1996          1995            1994           1993
  ------------------------------------------------------------------------------------------------------------------------
  Total revenues                                  $   13,498     $  11,236     $  9,045      $    8,540      $    9,145
  ========================================================================================================================
  Total operating income (loss) (1)                    1,178           674          562             402               8
  Nonoperating income (expense), net (2)                 (82)          (70)         (34)            333             (61)
  ------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations
      before income taxes and minority interest        1,096           604          528             735             (53)
  Provision for income taxes (3)                        (406)         (158)        (167)           (275)            (18)
  Minority interest in net income of
  consolidated
      subsidiaries                                       (30)            -           (1)            (14)            (24)
  ------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations        $      660     $     446     $    360      $      446      $      (95)
  ========================================================================================================================
  Income from discontinued operations             $      112     $     112     $     36      $       97      $       81
  ========================================================================================================================
  Net income (loss)                               $      772     $     558     $    381      $      543      $      (14)
  ========================================================================================================================
  Basic income (loss) per common share
      Continuing operations                       $     1.53     $    1.04     $   0.83      $     1.04      $    (0.23)
      Net income (loss)                                 1.79          1.30         0.88            1.26           (0.04)
  Diluted income (loss) per common share
      Continuing operations                             1.51          1.03         0.83            1.03           (0.23)
      Net income (loss)                                 1.77          1.29         0.88            1.26           (0.04)
  Cash dividends per share                              0.50          0.50         0.50            0.50            0.50
  Return on average shareholders' equity               19.16%        15.25%       10.44%          15.47%          (0.43)%
  ------------------------------------------------------------------------------------------------------------------------
  Financial position
  Net working capital                             $    1,985     $   1,501     $  1,477      $    2,197      $    1,563
  Total assets                                         9,657         8,689        7,723           7,774           8,087
  Property, plant and equipment, net                   2,282         2,047        1,865           1,631           1,747
  Long-term debt (including current maturities)        1,303           957          667           1,119           1,129
  Shareholders' equity                                 4,317         3,741        3,577           3,723           3,296
  Total capitalization                                 5,647         4,828        4,378           4,905           4,746
  Shareholders' equity per share                        9.86          8.78         8.29            8.63            7.70
  Average common shares outstanding (basic)              431           429          431             431             422
  Average common shares outstanding (diluted)            436           432          432             432             422
  ------------------------------------------------------------------------------------------------------------------------
  Other financial data
  Capital expenditures                            $     (804)    $    (612)    $   (474)     $     (358)     $     (373)
  Long-term borrowings (repayments), net                 285           286         (481)           (120)            192
  Depreciation, depletion and amortization
      expense                                            465           405          380             387             574
  Goodwill amortization included in
      depreciation, depletion and amortization
      expense:
         Energy Services Group                            20            19           17              14              11
         Engineering and Construction Group               12             7            7               7               7
  Payroll and employee benefits (4)                   (5,479)       (4,674)      (4,188)         (4,222)         (4,429)
  Number of employees (4), (5)                       102,000        93,000       89,800          86,500          90,500
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

PART III

Item 10.  Directors and Executive Officers of Registrant.
         The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 25, 2003 (File No. 1-3492), under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 9 through 11 of this annual report.

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

Item 14.  Controls and Procedures
         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:
       The reports of Independent Public Accountants and the financial statements of the Company as required by Part II, Item 8, are included on pages 47 through 95 and pages 99 and 100 of this annual report. See index on page 13.

      2. Financial Statement Schedules:                                 Page No.

         Report on supplemental schedule of KPMG LLP                      113

         Schedule II - Valuation and qualifying accounts
           for the three years ended December 31, 2002                    114

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

      3.2 By-laws of Halliburton revised effective February 12, 2003 (incorporated by reference to Exhibit 3.2 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

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

      4.21 Fourth Supplemental Indenture dated December 20, 2002 between DII Industries, LLC (formerly Dresser Industries, Inc.), Halliburton and JPMorgan Chase Bank, a New York banking corporation (formerly Chase Bank of Texas, National Association and before that Texas Commerce Bank National Association), as Trustee, for 8% Senior Notes due 2003 (incorporated by reference to Exhibit 4.21 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      4.22 Credit Facility in the amount of (pound)80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and Company of the Bank of Scotland, HSBC Bank plc and The Royal Bank of Scotland Plc (incorporated by reference to Exhibit 4.22 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

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

      10.31 Employment agreement (R. Randall Harl) (incorporated by reference to Exhibit 10.32 to Halliburton's Form 10-K for the year ended December 31, 2001, File No. 1-3492).

      10.32           Employment   agreement  (Edgar   Ortiz)  (incorporated  by
                      reference to Exhibit 10.33 to Halliburton's Form 10-K for the year ended December 31, 2001, File No. 1-3492).

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

      10.39 Employment Agreement of David R. Smith (incorporated by reference to Exhibit 10.39 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      10.40           Employment  Agreement of John W. Gibson (incorporated   by
                      reference to Exhibit 10.40 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      21 Subsidiaries of the Registrant(incorporated by reference to Exhibit 21 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

  *   23.1            Consent of KPMG LLP.

      23.2 Notice Regarding Consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

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


  *                   Filed with this Form 10-K/A.

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

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Halliburton Company:

Under date of March 13, 2003, except for Notes 1, 2 and 4 as to which the date is January 14, 2004, we reported on the consolidated balance sheet of Halliburton Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002, which are included in the Form 10-K/A. Our report includes an explanatory paragraph regarding the restatement of disclosures included in the 2002, 2001 and 2000 consolidated financial statements relating to the Company's reportable business segments. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in Form 10-K/A. These financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit. The accompanying 2001 and 2000 consolidated financial statement schedule of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule, before the restatement described in Note 4 to the consolidated financial statements and before the revision described in Note 22 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to certain matters discussed in Note 9 to those financial statements, as to which the date was February 21, 2002).

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
------------
KPMG LLP



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
  Deducted from accounts and notes receivable:
      Allowance for bad debts                          $   94          $  39           $ -         $    (8) (a)      $  125
-------------------------------------------------------------------------------------------------------------------------------
   Liability for major repairs and maintenance         $   15          $   4           $ -         $    (5)          $   14
-------------------------------------------------------------------------------------------------------------------------------
   Accrued special charges                             $   69          $   -           $ -         $   (63) (b)      $    6
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

  Year ended December 31, 2002:
  Deducted from accounts and notes receivable:
      Allowance for bad debts                          $  131          $  82           $           $   (56)  (a)     $  157
-------------------------------------------------------------------------------------------------------------------------------
   Liability for major repairs and maintenance         $   13          $   4           $           $   (10)          $    7
-------------------------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges                      $    1          $  29           $           $   (20)          $   10
===============================================================================================================================

(a) Receivable write-offs and reclassifications, net of recoveries.
(b) Includes $9 million for items of a long-term nature reclassified to other liabilities in 2000.
(c) Includes $4 million estimate to actual adjustment.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Ace of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individual, on this 15th day of January 2004.

                                          HALLIBURTON COMPANY





                                     By  /s/ C. Christopher Gaut
                                       -------------------------------
                                             C. Christopher Gaut
                                        Executive Vice President and
                                          Chief Financial Officer