Form 10-Q/A
period 2003-03-31
HALLIBURTON CO
filed 2004-01-15
CIK 45012

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $2.50 per share:
Outstanding at April 24, 2003 - 437,153,389

                                Explanatory Note

AMENDMENTS TO OUR HISTORICAL SEGMENT REPORTING

         We are amending the segment presentation in our Form 10-Q for the quarter ended March 31, 2003 to reflect additional segments of business. Previously, we reported two segments: the Energy Services Group and the Engineering and Construction Group (known as "KBR"). This amendment now reflects eight segments: Pressure Pumping, Drilling and Formation Evaluation and Other Energy Services (collectively, referred to as the Energy Services Group) and Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services and Infrastructure Operations (collectively, referred to as the Engineering and Construction Group, or as KBR). This eight segment presentation reflects financial information provided to our chief executive officer (chief operating decision maker or CODM) during the periods presented. See Note 2 to the condensed consolidated financial statements for a description of the operations included in each of these segments. We also amended the segment disclosure in our 2002 Form 10-K to reflect these additional segments of business. The Form 10-K/A was filed on January 15, 2004.

SEGMENT CHANGES BEGINNING IN THE SECOND QUARTER OF 2003

         In the second quarter of 2003, we reorganized our Energy Services Group into four divisions, which is the basis for the four segments we have been reporting within the Energy Services Group beginning with our Form 10-Q for the quarter ended June 30, 2003. We grouped product lines in order to better align ourselves with how our customers procure our services, and to capture new business and achieve better integration, including joint research and development of new products and technologies and other synergies. The new segments mirror the way our CODM now regularly reviews the operating results, assesses performance and allocates resources. In addition, during the same period we changed the type of financial information provided to our CODM. The new CODM financial report reflects relevant financial data for the four new Energy Services Group divisions, as well as summary financial information for KBR as a whole. As a result, we have been reporting the following five segments since the second quarter of 2003:

         -    Drilling and Formation Evaluation;

         - Fluids (which consists of our drilling fluids operations from the Other Energy Services segment reported in this Form 10-Q/A and our cementing operations from the Pressure Pumping segment reported in this Form 10-Q/A);

         - Production Optimization (which consists of production enhancement services and tools and testing services from the Pressure Pumping segment reported in this Form 10-Q/A and completion products and services from the Other Energy Services segment reported in this Form 10-Q/A);

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

         CHANGES TO OUR FIRST QUARTER 2003 FORM 10-Q

         The sections of the Form 10-Q affected by this amendment are the following:

         -    Note 2 - "Business Segment Information";

         -    Note 3 - "Dispositions";

         -    Note 10 - "Unapproved Claims and Long-Term Construction
                  Contracts";

         -  Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations:

         -           Business Environment;

         -           Results of Operations;

         -           Forward-Looking Information - "Legal"; and

         -  Item 6.  Exhibits and Reports on Form 8-K.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to the date of the amended filing. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Form 10-Q on May 7, 2003.

                               HALLIBURTON COMPANY

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I.     FINANCIAL INFORMATION                                                           2-50

Item 1.     Financial Statements                                                            2-29

            -     Condensed Consolidated Statements of Income                                  2
            -     Condensed Consolidated Balance Sheets                                        3
            -     Condensed Consolidated Statements of Cash Flows                              4
            -     Notes to Quarterly Consolidated Financial Statements                      5-29

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          30-50

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                        51

Item 4.     Controls and Procedures                                                           51

PART II.    OTHER INFORMATION                                                              52-53

Item 6.     Listing of Exhibits and Reports on Form 8-K                                    52-53

Signatures                                                                                    54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               HALLIBURTON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (Millions of dollars and shares except per share data)

                                                                                        Three Months
                                                                                       Ended March 31
                                                                                -----------------------------
                                                                                  2003                2002
-------------------------------------------------------------------------------------------------------------
REVENUES:
Services                                                                        $   2,629           $   2,529
Product sales                                                                         448                 460
Equity in earnings (losses) of unconsolidated affiliates                              (17)                 18
-------------------------------------------------------------------------------------------------------------
Total revenues                                                                      3,060               3,007
-------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES:
Cost of services                                                                $   2,454           $   2,530
Cost of sales                                                                         404                 409
General and administrative                                                             81                  53
Gain on sale of business assets, net                                                  (21)               (108)
-------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                  2,918               2,884
-------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      142                 123
Interest expense                                                                      (27)                (32)
Interest income                                                                         8                   4
Foreign currency losses, net                                                           (6)                 (8)
Other, net                                                                              -                   4
-------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
     MINORITY INTEREST, AND CHANGE IN ACCOUNTING PRINCIPLE, NET                       117                  91
Provision for income taxes                                                            (50)                (36)
Minority interest in net income of subsidiaries                                        (8)                 (5)
-------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE CHANGE
     IN ACCOUNTING PRINCIPLE, NET                                                      59                  50
Loss from discontinued operations, net of tax
     benefit of $4 and $15                                                             (8)                (28)
Cumulative effect of change in accounting principle, net of tax
     benefit of $5 and $0                                                              (8)                  -
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $      43           $      22
=============================================================================================================

BASIC INCOME PER SHARE:
Income from continuing operations before change in
     accounting principle, net                                                  $    0.14           $    0.12
Loss from discontinued operations, net                                              (0.02)              (0.07)
Cumulative effect of change in accounting principle, net                            (0.02)                  -
-------------------------------------------------------------------------------------------------------------
Net income                                                                      $    0.10           $    0.05
=============================================================================================================

DILUTED INCOME PER SHARE:
Income from continuing operations before change in
     accounting principle, net                                                  $    0.14           $    0.12
Loss from discontinued operations, net                                              (0.02)              (0.07)
Cumulative effect of change in accounting principle, net                            (0.02)                  -
-------------------------------------------------------------------------------------------------------------
Net income                                                                      $    0.10           $    0.05
=============================================================================================================
Cash dividends per share                                                        $   0.125           $   0.125

Basic weighted average common shares outstanding                                      434                 432
Diluted weighted average common shares outstanding                                    436                 433

See notes to quarterly consolidated financial statements.

                               HALLIBURTON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
             (Millions of dollars and shares except per share data)

                                                                                March 31          December 31
                                                                                -----------------------------
                                                                                  2003                2002
-------------------------------------------------------------------------------------------------------------
                       ASSETS
CURRENT ASSETS:
Cash and equivalents                                                            $     928           $   1,107
Receivables:
     Notes and accounts receivable, net                                             2,379               2,533
     Unbilled work on uncompleted contracts                                           914                 724
-------------------------------------------------------------------------------------------------------------
Total receivables                                                                   3,293               3,257
Inventories                                                                           757                 734
Current deferred income taxes                                                         189                 200
Other current assets                                                                  271                 262
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                5,438               5,560
Property, plant and equipment, net of accumulated
     depreciation of $3,327 and $3,323                                              2,492               2,629
Equity in and advances to related companies                                           433                 413
Goodwill, net                                                                         682                 723
Noncurrent deferred income taxes                                                      622                 607
Insurance for asbestos and silica related liabilities                               2,059               2,059
Other assets                                                                          858                 853
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $  12,584           $  12,844
=============================================================================================================
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term notes payable                                                        $       9           $      49
Current maturities of long-term debt                                                  299                 295
Accounts payable                                                                      949               1,077
Accrued employee compensation and benefits                                            295                 370
Advanced billings on uncompleted contracts                                            659                 641
Deferred revenues                                                                     101                 100
Income taxes payable                                                                  144                 148
Other current liabilities                                                             589                 592
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           3,045               3,272
Long-term debt                                                                      1,175               1,181
Employee compensation and benefits                                                    742                 756
Asbestos and silica related liabilities                                             3,407               3,425
Other liabilities                                                                     572                 581
Minority interest in consolidated subsidiaries                                         81                  71
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   9,022               9,286
=============================================================================================================
SHAREHOLDERS' EQUITY:
Common shares, par value $2.50 per share - authorized
     600 shares, issued 457 and 456 shares                                          1,142               1,141
Paid-in capital in excess of par value                                                287                 293
Deferred compensation                                                                 (72)                (75)
Accumulated other comprehensive income                                               (281)               (281)
Retained earnings                                                                   3,098               3,110
-------------------------------------------------------------------------------------------------------------
                                                                                    4,174               4,188
Less 19 and 20 shares of treasury stock, at cost                                      612                 630
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          3,562               3,558
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  12,584           $  12,844
=============================================================================================================

See notes to quarterly consolidated financial statements.

                               HALLIBURTON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (Millions of dollars)

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                -----------------------------
                                                                                  2003                2002
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $      43           $      22
Adjustments to reconcile net income to net cash from operations:
Loss from discontinued operations                                                       8                  28
Depreciation, depletion and amortization                                              127                 132
Provision (benefit) for deferred income taxes                                          (4)                  7
Distributions from (advances to) related companies, net of
     equity in (earnings) losses                                                       (7)                 27
Change in accounting principle, net                                                     8                   -
Gain on sale of assets, net                                                           (23)               (111)
Other non-cash items                                                                   (3)                 18
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts                                (73)                120
Inventories                                                                           (48)                (28)
Accounts payable                                                                      (89)                109
Other working capital, net                                                            (81)               (247)
Other operating activities                                                            (69)                 78
-------------------------------------------------------------------------------------------------------------
Total cash flows from operating activities                                           (211)                155
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 (101)               (235)
Sales of property, plant and equipment                                                 31                  28
Dispositions (acquisitions) of businesses, net of
     cash disposed (acquired)                                                         155                 134
Proceeds from sale of securities                                                       52                   -
Other investing activities                                                             (4)                 (4)
-------------------------------------------------------------------------------------------------------------
Total cash flows from investing activities                                            133                 (77)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term borrowings                                                       (5)                 (1)
Borrowings (repayments) of short-term debt, net                                       (35)                (38)
Payments of dividends to shareholders                                                 (55)                (54)
Payments to reacquire common stock                                                     (4)                 (1)
Proceeds from exercises of stock options                                                7                   -
Other financing activities                                                             (2)                  1
-------------------------------------------------------------------------------------------------------------
Total cash flows from financing activities                                            (94)                (93)
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                (7)                 (9)
-------------------------------------------------------------------------------------------------------------
Decrease in cash and equivalents                                                     (179)                (24)
Cash and equivalents at beginning of period                                         1,107                 290
-------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                           $     928           $     266
=============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments during the period for:
Interest                                                                        $      36           $      41
Income taxes                                                                    $      37           $      46

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

NOTE 2. BUSINESS SEGMENT INFORMATION

         Disclosures regarding business segments have been restated to reflect eight business segments. Previously we reported two segments, the Energy Services Group and the Engineering and Construction Group (known as KBR). The following eight segment presentation reflects financial information provided to our chief executive officer (chief operating decision maker) during the periods presented:

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

                                                                  Three Months
                                                                 Ended March 31
                                                            -------------------------
           Millions of dollars                               2003              2002
-------------------------------------------------------------------------------------
REVENUES:
Pressure Pumping                                            $   706           $   668
Drilling and Formation Evaluation                               379               399
Other Energy Services                                           526               622
-------------------------------------------------------------------------------------
   Total Energy Services Group                                1,611             1,689
-------------------------------------------------------------------------------------
Onshore Operations                                              430               375
Offshore Operations                                             291               312
Government Operations                                           440               330
Operations and Maintenance Services                             210               224
Infrastructure Operations                                        78                77
-------------------------------------------------------------------------------------
   Total Engineering and Construction Group                   1,449             1,318
-------------------------------------------------------------------------------------
Total                                                       $ 3,060           $ 3,007
=====================================================================================
OPERATING INCOME (LOSS):
Pressure Pumping                                            $    96           $   102
Drilling and Formation Evaluation                                66                38
Other Energy Services                                            18                29
-------------------------------------------------------------------------------------
   Total Energy Services Group                                  180               169
-------------------------------------------------------------------------------------
Onshore Operations                                               16                33
Offshore Operations                                             (57)              (16)
Government Operations                                            18                 6
Operations and Maintenance Services                              (2)               (3)
Infrastructure Operations                                         8                 5
Asbestos and Silica Charges                                      (2)              (83)
-------------------------------------------------------------------------------------
   Total Engineering and Construction Group                     (19)              (58)
-------------------------------------------------------------------------------------
General corporate                                               (19)               12
-------------------------------------------------------------------------------------
Total                                                       $   142           $   123
=====================================================================================

         During the first quarter of 2002, we announced plans to restructure our businesses into two operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions that were previously shared were moved into the two business groups. We also decided that the operations of Major Projects, Granherne and Production Services, were better aligned with our Kellogg Brown & Root subsidiary, or KBR. These businesses were moved for management and reporting purposes from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. Major Projects, which consisted of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations segment, Granherne is now reported in the Onshore Operations segment, and Production Services is now reported under the Operations and Maintenance Services segment.

         As part of this reorganization, we had $8 million in accruals for severance arrangements and approximately $2 million for other items at December 31, 2002. During the first quarter of 2003, we utilized $4 million of these accruals, leaving $6 million in total accruals at March 31, 2003. We expect the remaining accruals will be used during 2003.

NOTE 3. DISPOSITIONS

         WELLSTREAM. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions within our Energy Services Group, to Candover Partners Ltd for $136 million in cash. The assets sold included manufacturing plants in Newcastle on the Tyne, United Kingdom, and

Panama City, Florida, as well as certain assets and contracts in Brazil. The transaction resulted in a pretax loss of $15 million ($12 million after-tax, or $0.03 per diluted share), which is included in our Other Energy Services segment. Included in the pretax loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax benefit for this loss on disposition was only 20%.

         MONO PUMPS. In January 2003, we sold our Mono Pumps business, a division within our Energy Services Group, to National Oilwell, Inc. (NYSE:
NOI). The purchase price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell common stock, which was valued at $64.7 million on January 15, 2003. We recorded a pretax gain of $36 million ($21 million after-tax, or $0.05 per diluted share) on the sale, which is included in our Drilling and Formation Evaluation segment. Included in the pretax gain is the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax rate for this disposition was 42%. In February, we sold 2.5 million of our 3.2 million shares of the National Oilwell common stock for $52 million, which resulted in a gain of $2 million pretax, or $1 million after-tax.

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

                                                                   Three Months
                                                                  Ended March 31
                                                            -------------------------
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
=====================================================================================

         Accumulated other comprehensive income at March 31, 2003 and December 31, 2002 consisted of the following:

                                                            March 31        December 31
                                                            ---------------------------
            Millions of dollars                               2003             2002
---------------------------------------------------------------------------------------
Cumulative translation adjustments                          $  (120)          $  (121)
Pension liability adjustments                                  (157)             (157)
Unrealized losses on investments and derivatives                 (4)               (3)
-------------------------------------------------------------------------------------
Total accumulated other comprehensive income                $  (281)          $  (281)
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

         Inventories at March 31, 2003 and December 31, 2002 are composed of the following:

                                                            March 31        December 31
                                                            ---------------------------
   Millions of dollars                                        2003              2002
---------------------------------------------------------------------------------------
Finished products and parts                                 $   518           $   545
Raw materials and supplies                                      179               141
Work in process                                                  60                48
-------------------------------------------------------------------------------------
Total                                                       $   757           $   734
=====================================================================================

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

                                                            March 31        December 31
                                                            ---------------------------
          Millions of dollars                                 2003             2002
---------------------------------------------------------------------------------------
Probable unapproved claims (included
    in determining contract profit or loss)                 $   298           $   279
Unapproved claims in unbilled work on
    uncompleted contracts                                   $   237           $   210
=====================================================================================

         The claims at March 31, 2003 listed in the above table relate to ten contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with the customer in all but one case, and in that case we have initiated the arbitration process. The probable unapproved claim in arbitration is $1 million. The largest claim relates to the Barracuda-Caratinga contract in our Offshore Operations segment under KBR, which was approximately 67% complete at March 31, 2003. The probable unapproved claims included in determining this contract's loss were $182 million at March 31, 2003 and December 31, 2002. As most of the claim elements for this contract will likely not be settled within one year, related amounts in unbilled work on uncompleted contracts of

$122 million at March 31, 2003 and $115 million at December 31, 2002 included in the table above have been recorded to long-term unbilled work on uncompleted contracts which is included in "Other assets" on the balance sheet. All other claims included in the table above have been recorded to "Unbilled work on uncompleted contracts" included in the "Total receivables" amount on the balance sheet.

         A summary of unapproved claims activity for the three months ended March 31, 2003 is as follows:

                                       Probable                Probable Unapproved
                                      Unapproved                 Claims Accrued
     Millions of dollars                Claims                       Revenue
----------------------------------------------------------------------------------
Beginning balance                      $    279                     $     210
   Additions                                 20                            20
   Costs incurred during period               -                             8
   Other                                     (1)                           (1)
-----------------------------------------------------------------------------
Ending balance                         $    298                     $     237
=============================================================================

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

                                      Total Open
  Period Ending                         Claims
------------------------------------------------
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

         The total open claims include post spin-off Harbison-Walker refractory related claims that name DII Industries as a defendant. All such claims have been factored into the calculation of our asbestos liability. The approximate number of post spin-off Harbison-Walker claims included in total open claims pending against us is as follows:

                                Post Spin-off
                               Harbison-Walker
    Period Ending                   Claims
----------------------------------------------
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

         In the fourth quarter of 2002, we recorded pretax charges of $232 million ($212 million after-tax) for claims related to Brown & Root construction and renovation projects under the Engineering and Construction Group. The balance of $567 million ($463 million after-tax) related to claims associated with businesses no longer owned by us and was recorded as discontinued operations. The low effective tax rate on the asbestos charge is due to the recording of a valuation allowance against the United States Federal deferred tax asset associated with the accrual as the deferred tax asset may not be fully realizable based upon future taxable income projections.

         The total estimated claims through 2052, including the 389,000 current open claims, are approximately one million. A summary of our accrual for all claims and corresponding insurance recoveries is as follows:

                                                         Quarter Ended      Year Ended
               Millions of dollars                      March 31, 2003   December 31, 2002
------------------------------------------------------------------------------------------
Gross liability - beginning balance                         $ 3,425           $   737
     Accrued liability                                            -             2,820
     Payments on claims                                         (18)             (132)
------------------------------------------------------------------------------------------
Gross liability - ending balance                            $ 3,407           $ 3,425
==========================================================================================

Estimated insurance recoveries:
     Highlands Insurance Company - beginning balance        $     -           $   (45)
         Write-off of recoveries                                  -                45
------------------------------------------------------------------------------------------
     Highlands Insurance Company - ending balance           $     -           $     -
==========================================================================================

     Other insurance carriers - beginning balance           $(2,059)          $  (567)
         Accrued insurance recoveries                             -            (1,530)
         Insurance billings                                       -                38
------------------------------------------------------------------------------------------
     Other insurance carriers - ending balance              $(2,059)          $(2,059)
==========================================================================================
Total estimated insurance recoveries                        $(2,059)          $(2,059)
==========================================================================================
Net liability for asbestos claims                           $ 1,348           $ 1,366
==========================================================================================

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

         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. For the quarters ended March 31, 2003 and March 31, 2002, the weighted average assumptions and resulting fair values of options granted are as follows:

                                       Assumptions
            -----------------------------------------------------------------      Weighted Average
              Risk-Free         Expected           Expected         Expected        Fair Value of
            Interest Rate    Dividend Yield    Life (in years)     Volatility      Options Granted
---------------------------------------------------------------------------------------------------
2003             2.9%             2.4%                5                62%             $  10.83
2002             4.9%             2.9%                5                60%             $   6.72
===================================================================================================

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                       For the three months
                                                         ended March 31
                                                   ---------------------------
Millions of dollars except per share data            2003               2002
------------------------------------------------------------------------------
Net income, as reported                            $     43           $     22
Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                                   (6)                (6)
------------------------------------------------------------------------------
Net income, pro forma                              $     37           $     16
==============================================================================

Basic earnings per share:
As reported                                        $   0.10           $   0.05
Pro forma                                          $   0.09           $   0.04
Diluted earnings per share:
As reported                                        $   0.10           $   0.05
Pro forma                                          $   0.08           $   0.04
==============================================================================

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

BUSINESS ENVIRONMENT

         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities, to major, national and independent oil and gas companies. These services and products are used throughout the energy industry, from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing. Our eight business segments are: Pressure Pumping, Drilling and Formation Evaluation, Other Energy Services (collectively, referred to as the Energy Services Group), Onshore Operations, Offshore Operations, Government Operations, Operations and Maintenance Services, and Infrastructure Operations (collectively, referred to as the Engineering and Construction Group, or as KBR).

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

         ENERGY SERVICES GROUP

         The yearly average and quarterly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts                          2002     2001
----------------------------------------------------------
United States                                 831    1,155
Canada                                        266      342
International (excluding Canada)              732      745
----------------------------------------------------------
Worldwide Total                             1,829    2,242
==========================================================

                           First     Fourth      Third     Second      First     Fourth
                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
Average Rig Counts          2003      2002        2002      2002        2002      2001
----------------------------------------------------------------------------------------
United States                 901       847         853       806         818      1,004
Canada                        493       283         250       147         383        278
International
    (excluding Canada)        744       753         718       725         731        748
----------------------------------------------------------------------------------------
Worldwide Total             2,138     1,883       1,821     1,678       1,932      2,030
========================================================================================

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

         The approximate percentages of revenues attributable to fixed-price and cost reimbursable Engineering and Construction Group contracts are as follows:

                                          Fixed-Price   Cost Reimbursable
-------------------------------------------------------------------------
First Quarter ended March 31, 2003             45%             55%
Year ended December 31, 2002                   47%             53%
=========================================================================

         BACKLOG

         Our backlog at March 31, 2003, was $9.8 billion, comprised of $9.5 billion for the Engineering and Construction Group and $300 million for the Energy Services Group. Our total backlog at December 31, 2002, was $10 billion.

         REORGANIZATION OF BUSINESS OPERATIONS

         As a part of the reorganization, we decided that the operations of Major Projects, Granherne and Production Services were better aligned with KBR and these businesses were moved from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002. All prior period segment results have been restated to reflect this change. Major Projects, which currently consists of the Barracuda-Caratinga project in Brazil, is now reported through the Offshore Operations segment, Granherne is now reported in the Onshore Operations segment and Production Services is now reported under the Operations and Maintenance Services segment.

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

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

FIRST QUARTER OF 2003 COMPARED WITH THE FIRST QUARTER OF 2002

                                                        First Quarter
REVENUES                                             ------------------     Increase
Millions of dollars                                    2003       2002     (decrease)
-------------------------------------------------------------------------------------
Pressure Pumping                                     $   706    $   668      $   38
Drilling and Formation Evaluation                        379        399         (20)
Other Energy Services                                    526        622         (96)
-----------------------------------------------------------------------------------
    Total Energy Services Group                        1,611      1,689         (78)
-----------------------------------------------------------------------------------
Onshore Operations                                       430        375          55
Offshore Operations                                      291        312         (21)
Government Operations                                    440        330         110
Operations and Maintenance Services                      210        224         (14)
Infrastructure Operations                                 78         77           1
-----------------------------------------------------------------------------------
    Total Engineering and Construction Group           1,449      1,318         131
-----------------------------------------------------------------------------------
Total revenues                                       $ 3,060    $ 3,007      $   53
===================================================================================

         Consolidated revenues of $3.1 billion in the first quarter of 2003 increased $53 million compared to the first quarter of 2002. International revenues were 66% of total revenues for the first quarter of 2003 and 67% in the first quarter of 2002.

         PRESSURE PUMPING revenues increased $38 million in the first quarter of 2003 compared to the first quarter of 2002. Production enhancement activities contributed $22 million of the improvement, with cementing services and tools and testing services each contributing $8 million. These increases are largely attributable to increased drilling activity internationally.

         On a geographic basis, $26 million of the revenue increase occurred in Middle East/Asia, primarily due to increased activity in Russia and Oman. In addition, Latin America revenues increased $8 million due to increased work in Mexico and Brazil, which was partially offset by lower activity in Venezuela due to operations still not being back to pre-strike levels. Europe/Africa also contributed to improved segment revenues, while North America revenues declined due to higher pricing discounts. International revenues were 52% of total revenues for the segment in the first quarter of 2003 compared to 49% in the first quarter of 2002.

         DRILLING AND FORMATION EVALUATION revenues for the first quarter of 2003 decreased $20 million, or 5%, compared to the first quarter of 2002. Drilling services accounted for $11 million of the decrease due to the sale of Mono Pumps and logging and perforating activities accounted for $8 million of the decrease due to higher pricing discounts.

         On a geographic basis, Europe/Africa revenues decreased $14 million compared to the first quarter of 2002, predominantly due to decreased activity in the United Kingdom. Latin America revenues declined $4 million as a result of the labor strikes in Venezuela, which were partially offset by increased work in Mexico. Segment revenues were also down in North America, partly due to the sale of Mono Pumps and higher discounts in the first quarter of 2003. International revenues were 72% of total revenues for the segment in the first quarter of 2003 compared to 73% in the first quarter of 2002.

         OTHER ENERGY SERVICES revenues for the first quarter of 2003 decreased $96 million, or 15%, compared to the first quarter of 2002. The decline is primarily the result of the contribution of most of Halliburton Subsea's assets to the formation of Subsea 7, Inc. in May 2002. Subsea 7, Inc. has been accounted for under the equity method since that time. Due to this, subsea operations contributed $104 million less revenue in the first quarter of 2003 than in the first quarter of 2002. Additionally, the sale of integrated solutions properties in the third quarter of

2002 resulted in $15 million less revenue in this segment in the first quarter of 2003. Partially offsetting these decreases was a $22 million increase in drilling fluids sales primarily in North America. Revenues from Landmark Graphics declined 1%, primarily due to reduced customer spending on computer hardware, while completion products remained flat.

         ONSHORE OPERATIONS revenues increased $55 million, or 15%, in the first quarter of 2003 compared to the first quarter of 2002. The increase was primarily due to progress on new liquefied natural gas projects in Nigeria and Egypt and new oil and gas projects in Algeria and China that all began in 2002, as well as progress on projects in Chad, Cameroon, and Belgium.

         OFFSHORE OPERATIONS revenues decreased $21 million, or 7%, in the first quarter of 2003 compared to the first quarter of 2002. The decrease was primarily due to less progress on the Barracuda-Caratinga project in Brazil and projects nearing completion in Nigeria and the Philippines. Partially offsetting the decrease was increased revenue on a new project in Indonesia.

         GOVERNMENT OPERATIONS revenues increased $110 million, or 33%, in the first quarter of 2003 compared to the first quarter of 2002. The increase was primarily due to increased activities in the Middle East, partially offset by lower revenues in the Balkans.

         OPERATIONS AND MAINTENANCE SERVICES revenues decreased $14 million, or 6%, in the first quarter of 2003 compared to the first quarter of 2002. The decrease in revenue was primarily due to reduced volume on upstream projects in the North Sea. Downstream projects in the United States remained fairly stable for the comparable period.

                                                      First Quarter
OPERATING INCOME                                    -----------------    Increase
Millions of dollars                                  2003       2002    (decrease)
----------------------------------------------------------------------------------
Pressure Pumping                                    $  96      $ 102      $  (6)
Drilling and Formation Evaluation                      66         38         28
Other Energy Services                                  18         29        (11)
-------------------------------------------------------------------------------
    Total Energy Services Group                       180        169         11
-------------------------------------------------------------------------------
Onshore Operations                                     16         33        (17)
Offshore Operations                                   (57)       (16)       (41)
Government Operations                                  18          6         12
Operations and Maintenance Services                    (2)        (3)         1
Infrastructure Operations                               8          5          3
Asbestos and Silica Charges                            (2)       (83)        81
-------------------------------------------------------------------------------
   Total Engineering and Construction Group           (19)       (58)        39
-------------------------------------------------------------------------------
General corporate                                     (19)        12        (31)
-------------------------------------------------------------------------------
Total operating income                              $ 142      $ 123      $  19
===============================================================================

         Consolidated operating income of $142 million was 16% higher in the first quarter of 2003 compared to the first quarter of 2002. This change is attributable to several significant items incurred during the first quarters of 2002 and 2003. The significant items for the first quarter of 2002 included:

                  - $108 million gain in Other Energy Services on the sale of our 50% interest in European Marine Contractors;

                  - $98 million expense in Other Energy Services related to the judgment in the BJ Services patent infringement case;

                  - $80 million expense resulting from the write-off of billed and accrued receivables related to the Highlands Insurance Company litigation in the asbestos and silica charges, formerly reported in general corporate;

                  - $11 million for severance related actions as part of our planned reorganization, of which $5 million related to Other Energy Services, $4 million related to the Engineering and Construction segments and $2 million related to general corporate; and

                  - $28 million gain for the value of stock received from the demutualization of an insurance provider in general corporate.

The net effect of these first quarter 2002 items was a loss of $53 million.

         The significant items for the first quarter of 2003 included:

                  - $55 million loss in the Offshore Operations segment related to the Barracuda-Caratinga project due to recently identified higher cost trends and some actual and committed costs exceeding estimated costs. In addition, schedule delays have added to the costs of the project during the quarter;

                  - $36 million gain in Drilling and Formation Evaluation on the sale of Mono Pumps;

                  - $15 million loss in Other Energy Services on the sale of the Wellstream business; and

                  - $2 million expense in the Engineering and Construction Group related to costs associated with the proposed global settlement in the asbestos and silica charges.

The net effect of these first quarter 2003 items was a loss of $36 million.

         PRESSURE PUMPING operating income in the first quarter of 2003 decreased $6 million, or 6%, compared to the first quarter of 2002. Operating income from cementing services in the first quarter of 2003 decreased $5 million compared to the first quarter of 2002, while tools and testing services decreased $2 million. Segment results were negatively impacted by increased pricing pressures during the period. Partially offsetting these declines was a $4 million increase in production enhancement income in the first quarter of 2003 over the first quarter of 2002.

         On a geographic basis, Middle East/Asia operating income decreased $3 million compared to the first quarter of 2002, with declines in Indonesia and Saudi Arabia offset by increases in Oman and Russia. North America results decreased, with a decline in United States operating income primarily due to increased pricing pressures partially offset by substantial improvement in Canada. Latin America segment results improved $12 million compared to the first quarter of 2002, largely due to growth in Mexico and Brazil. Europe/Africa operating income increased $8 million, with Algeria and Nigeria yielding the greatest increases.

         DRILLING AND FORMATION EVALUATION operating income in the first quarter of 2003 increased $28 million, or 74%, compared to the first quarter of 2002. The increase is primarily the result of a $36 million gain on the disposition of Mono Pumps. Partially offsetting this gain was an $8 million decrease in drilling services income and a $4 million decline from lower drill bits income compared to the first quarter of 2002. Segment results were impacted by pricing pressure in the United States and lower deepwater drilling activity in the Gulf of Mexico and the North Sea.

         On a geographic basis, North America segment operating income increased $19 million compared to the first quarter of 2002. This was the effect of the gain on disposition of Mono Pumps, offset by decreased activity in the Gulf of Mexico. Europe/Africa results also improved, partly due to the gain on sale of Mono Pumps and improved results in Norway, partially offset by decreased results in Algeria and Nigeria. Latin America segment operating income was slightly down compared to the first quarter of 2002, primarily due to Venezuela operations still not being back to pre-strike levels, offset by improved results in Mexico. Middle East/Asia operating income also declined slightly, primarily due to lower product sales in Russia, offset by substantial improvement in results from Saudi Arabia.

         OTHER ENERGY SERVICE operating income in the first quarter of 2003 decreased $11 million, or 38%, compared to the first quarter of 2002. Significant factors influencing the segment results include:

                  - $108 million gain on the sale of European Marine Contractors in the first quarter of 2002;

                  - $98 million expense related to the judgment in the BJ Services patent infringement case in the first quarter of 2002;

                  - declining results in our remaining subsea operations due to lower activity levels in the North Sea, delay in work in Brazil and significant increases in dry-docking costs in 2003;

                  - $15 million loss on the sale of Wellstream in the first quarter of 2003;

                  - improved results from drilling fluids in all regions except Europe/Africa, positively impacting segment operating income by $11 million in 2003.

         ONSHORE OPERATIONS operating income decreased $17 million, or 52%, in the first quarter of 2003 compared to the first quarter of 2002. The decrease was due to the completion of an oil and gas project in Algeria in 2002 and slower progress on a liquefied natural gas project in Malaysia in 2003. Partially offsetting the decrease were increases on liquefied natural gas projects in Nigeria and Egypt in 2003 and a loss recorded on an oil and gas project in Nigeria in 2002.

         OFFSHORE OPERATIONS operating income decreased $41 million in the first quarter of 2003 compared to the first quarter of 2002. In the first quarter of 2003, a $55 million loss related to the Barracuda-Caratinga project was recorded due to higher cost trends and some actual and committed costs exceeding estimated costs. In addition, schedule delays have added to the costs of the project during the current quarter. Partially offsetting the decrease is the loss recorded on a project in the Philippines in 2002 and progress on projects in Azerbaijan in 2003.

         GOVERNMENT OPERATIONS operating income increased $12 million in the first quarter of 2003 compared to the first quarter of 2002. The increase in operating income is primarily due to increased activity on projects in the Middle East and progress on projects at our shipyard in the United Kingdom. Partially offsetting the increase are lower volumes of logistical support in the Balkans in 2003 compared to 2002.

         INFRASTRUCTURE OPERATIONS operating income increased $3 million, or 60% in the first quarter of 2003 compared to the first quarter of 2002. The increase was primarily due to progress on the Alice Springs to Darwin Rail Line in Australia.

         ASBESTOS AND SILICA CHARGES decreased significantly in the first quarter of 2003 as compared to the first quarter of 2002. In 2002, an $80 million write-off of billed and accrued receivables related to the Highlands Insurance Company litigation occurred.

         GENERAL CORPORATE expenses for the first quarter of 2003 were $19 million compared to income of $12 million for the first quarter of 2002, resulting in an increase in costs of $31 million. The net effect of the pretax gain for the value of stock received from the demutualization of an insurance provider and restructuring charges was an increase in costs of $26 million.

NONOPERATING ITEMS

         INTEREST EXPENSE of $27 million for the first quarter of 2003 decreased $5 million compared to the first quarter of 2002. The decrease is due to $4 million in interest recorded in the first quarter of 2002 related to the BJ Services litigation and lower average borrowings in the first quarter of 2003.

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

         OTHER, NET of $4 million in the first quarter of 2002 includes a $3 million pretax gain associated with the increase on the option component of the European Marine Contractors Ltd. sale.

         PROVISION FOR INCOME TAXES of $50 million resulted in an effective tax rate of 42.7% in the first quarter of 2003, up from the first quarter of 2002 rate of 39.6%. The increase in the effective tax rate is mostly the result of the tax effects on the gain on the sale of our Mono Pumps business and loss on the sale of Wellstream in the first quarter. These gains and losses included $14 million of realized cumulative translation loss which is not tax deductible.

         INCOME FROM CONTINUING OPERATIONS was $59 million in the first quarter of 2003, compared to $50 million in the first quarter of 2002.

         LOSS FROM DISCONTINUED OPERATIONS, NET was an $8 million loss, or $0.02 per diluted share, for the first quarter of 2003 compared to $28 million, or $0.07 per diluted share, for the first quarter of 2002. The loss in the first quarter of 2003 was for professional fees associated with due diligence and other aspects of the proposed global settlement. The loss in the first quarter of 2002 includes a $26 million after-tax payment in connection with Harbison-Walker's bankruptcy filing.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET was an $8 million after-tax charge, or $0.02 per diluted share, related to the Company's January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, Asset Retirement Obligations.

         NET INCOME for the first quarter of 2003 was $43 million, or $0.10 per diluted share. Net income was $22 million, or $0.05 per diluted share for the first quarter of 2002.

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

         CASH FLOWS FROM INVESTING ACTIVITIES provided $133 million in the first quarter of 2003 and used $77 million in the same period of 2002. Capital expenditures of $101 million in the first quarter of 2003 were about 57% lower than in the first quarter of 2002. Capital spending in the first quarter of 2003 continued to be primarily for fracturing equipment and directional and logging-while-drilling tools. In addition, in the first quarter of 2002, we also invested $60 million in integrated solutions projects. Cash from dispositions of businesses in the first quarter of 2003 includes $136 million collected from the sale of Wellstream and $23 million collected from the sale of Mono Pumps. Proceeds from the sale of securities in the first quarter of 2003 of $52 million relate to the sale of 2.5 million of National Oilwell common shares that were received in the disposition of Mono Pumps. Dispositions of businesses in the first quarter of 2002 include $134 million collected from the sale of our European Marine Contractors Ltd. joint venture.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

        10.1 Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2003, File No. 1-3492).

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

                                                HALLIBURTON COMPANY

Date: January 15, 2004                          By: /s/ C. Christopher Gaut
                                                   -----------------------------
                                                        C. Christopher Gaut
                                                   Executive Vice President and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

        10.1 Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2003, File No. 1-3492).

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