Form 10-K
period 2003-12-31
HALLIBURTON CO
filed 2004-03-08
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2003

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
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)
                                5 Houston Center
                            1401 McKinney, Suite 2400
                              Houston, Texas 77020
                    (Address of principal executive offices)
                   Telephone Number - Area code (713)759-2600

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
    -----     -----

The aggregate market value of Common Stock held by nonaffiliates on June 30, 2003, determined using the per share closing price on the New York Stock Exchange Composite tape of $23.00 on that date was approximately $10,022,000,000.

As of February 27, 2004, there were 439,713,236 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.

Portions of the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), are incorporated by reference into Part III of this report.

PART I

Item 1. Business.
         General description of business. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers.
         Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services and the Engineering and Construction Group. We sometimes refer to the combination of Drilling and Formation Evaluation, Fluids, Production Optimization and Landmark and Other Energy Services segments as our Energy Services Group. See Note 5 to the consolidated financial statements for financial information about our business segments.
         Dresser Equipment Group is presented as discontinued operations through March 31, 2001 as a result of the sale in April 2001 of this business unit.
         Proposed Asbestos and Silica Settlement and Pre-packaged Chapter 11 proceedings. DII Industries, LLC, Kellogg Brown & Root, Inc. and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries have been stayed. See Note 11 and Note 12 to the consolidated financial statements for a more detailed discussion.
         The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and non-appealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
              -   up to approximately $2.5 billion in cash;
              -   59.5 million shares of Halliburton common stock;
              -   notes currently valued at approximately $52 million; and
              - insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root.
         Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against Halliburton and its subsidiaries will be channeled into trusts established for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims. We have also recently entered into a settlement with Equitas, the largest insurer of our asbestos and silica claims. The settlement calls for Equitas to pay us $575 million (representing approximately 60% of applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas) provided that we receive confirmation of our plan of reorganization and the current United States Congress does not pass national asbestos litigation reform legislation.
         Description of services and products. We offer a broad suite of products and services through our five business segments. The following summarizes our services and products for each business segment.
         ENERGY SERVICES GROUP
         Our Energy Services Group provides a wide range of discrete services and products, as well as integrated solutions to customers for the exploration, development and production of oil and gas. The Energy Services Group serves major, national and independent oil and gas companies throughout the world.
         Drilling and Formation Evaluation
         Our Drilling and Formation Evaluation segment is primarily involved in drilling and evaluating the formations related to bore-hole construction and initial oil and gas formation evaluation. Major products and services offered include:

              -   drilling systems and services;
              -   drill bits; and
              -   logging and perforating.
         Our Sperry-Sun business line provides drilling systems and services. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral wells and related completion systems, and rig site information systems. Our drilling systems feature bit stability, directional control, borehole quality, low vibration and high rates of penetration while drilling directional wells.
         Drill bits, offered by our Security DBS business line, include roller cone rock bits, fixed cutter bits, coring equipment and services and other downhole tools used to drill wells.
         Logging and perforating products and services include our Magnetic Resonance Imaging Logging (MRIL(R)) and high-temperature logging, as well as traditional open-hole and cased-hole logging tools. MRIL(R) tools apply magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
         Fluids
         Our Fluids segment focuses on fluid management and technologies to assist in the drilling and construction of oil and gas wells. This segment offers cementing and drilling fluids systems.
         Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. Cement and chemical additives are pumped to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment and services.
         Our Baroid business line provides drilling fluid systems and performance additives for oil and gas drilling, completion and workover operations. In addition, Baroid sells products to a wide variety of industrial customers. Drilling fluids usually contain bentonite or barite in a water or oil base. Drilling fluids primarily improve wellbore stability and facilitate the transportation of cuttings from the bottom of a wellbore to the surface. Drilling fluids also help cool the drill bit, seal porous well formations and assist in pressure control within a wellbore. Drilling fluids are often
customized  by  onsite   engineers  for  optimum   stability  and  enhanced  oil
production.
         Also included in this segment is our equity method investment in Enventure Global Technology, LLC (Enventure), which is an expandable casing joint venture. In January 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure and WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Enventure was owned equally by Halliburton and Shell. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its Poroflex(TM) expandable sand screens and a distribution agreement for its Versaflex(TM) expandable liner hangers, in addition to a one percent increase in our ownership of WellDynamics.
         Production Optimization
         Our Production Optimization segment primarily tests, measures and provides means to manage and/or improve well production once a well is drilled and, in some cases, after it has been producing. This segment consists of:
              -   production enhancement;
              -   completion products; and
              -   tools and testing services.

         Production enhancement optimizes oil and gas reservoirs through a variety of pressure pumping services, including fracturing and acidizing, sand control, coiled tubing, hydraulic workover and pipeline and process services. These services are used to clean out a formation or to fracture formations to allow increased oil and gas production.
         Completion products include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, production automation, well screens, and slickline equipment and services.
         Tools and testing services include underbalanced applications, tubing-conveyed perforating products and services, drill stem and other well testing tools, data acquisition services and production applications.
         Also included in this segment are our subsea operations conducted in our 50% owned company, Subsea 7, Inc.
         Landmark and Other Energy Services
         Our Landmark and Other Energy Services segment provides integrated exploration and production software information systems, consulting services, real-time operations, smartwells and other integrated solutions.
         Landmark Graphics is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark Graphics software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs. The models are used by our customers to achieve optimal business and technical decisions in exploration, development and production activities. Landmark Graphics' broad range of professional services enables our worldwide customers to optimize technical, business and decision processes. Data management services provides efficient storage, browsing and retrieval of large volumes of exploration and petroleum data. The products and services offered by Landmark Graphics integrate data workflows and operational processes across disciplines, including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
         This segment also provides value-added oilfield project management and integrated solutions to independent, integrated and national oil companies. Integrated solutions enhance field deliverability and maximize a customer's return on investment. These services make use of all of our products and technologies, as well as project management capabilities. Other services provide installation and servicing of subsea facilities and pipelines.
         Also included in this segment is our equity method investment in WellDynamics, an intelligent well completions joint venture. As discussed above, in January 2004, Halliburton and Shell agreed to restructure the WellDynamics joint venture. We acquired an additional one percent of WellDynamics from Shell, giving us 51% ownership. With our resulting control of day-to-day operations, we believe we will be able to achieve more natural opportunities to leverage existing complementary businesses, reduce costs, and ensure global availability.
         ENGINEERING AND CONSTRUCTION GROUP
         Our Engineering and Construction Group segment, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide.
         KBR offers the following:
              - onshore engineering and construction activities, including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              -   offshore  deepwater  engineering, marine  technology,  project management, and related worldwide fabrication capabilities;
              -   government operations, construction, maintenance and logistics activities for government facilities and installations;

              - plant operations, maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              - civil engineering, consulting and project management services. Dispositions in 2003. During 2003, we disposed of the following non-core businesses:
              - in January 2003, we sold our Mono Pumps business, which was reported in our Drilling and Formation Evaluation segment, to National Oilwell, Inc.;
              - in March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions, which was reported in our Landmark and Other Energy Services segment, to Candover Partners Ltd.; and
              - in May 2003, we sold certain assets of Halliburton Measurement Systems, which provides flow measurement and sampling systems and was reported in our Production Optimization segment, to NuFlo Technologies.
         These dispositions will have an immaterial impact on our future operations. See Note 4 to the consolidated financial statements for additional information related to 2003 dispositions.
         Business strategy. Our business strategy is to maintain global leadership in providing energy services and products and engineering and construction services. We provide these services and products to our customers as discrete services and products and, when combined with project management services, as integrated solutions. Our ability to be a global leader depends on meeting four key goals:
              -   establishing and maintaining technological leadership;
              -   achieving and continuing operational excellence;
              -   creating and continuing innovative business relationships; and
              -   preserving a dynamic workforce.
         Markets and competition. We are one of the world's largest diversified energy services and engineering and construction services companies. We believe that our future success will depend in large part upon our ability to offer a wide array of services and products on a global scale. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include:
              -   price;
              - service delivery (including the ability to deliver services and products on an "as needed, where needed" basis);
              -   service quality;
              -   product quality;
              -   warranty; and
              -   technical proficiency.
         While we provide a wide range of discrete services and products, a number of customers have indicated a preference for integrated services and solutions. In the case of the Energy Services Group, integrated services and solutions relate to all phases of exploration, development and production of oil, natural gas and natural gas liquids. In the case of the Engineering and Construction Group, integrated services and solutions relate to all phases of design, procurement, construction, project management and maintenance of facilities primarily for energy and government customers.
         We conduct business worldwide in over 100 countries. In 2003, based on the location of services provided and products sold, 27% of our total revenue was from the United States and 15% of our total revenue was from Iraq, primarily related to our work for the United States government. In 2002, 33% of our total revenue was from the United States and 12% of our total revenue was from the United Kingdom. No other country accounted for more than 10% of our total revenue during these periods. Since the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the total number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Substantially all of our services and products are marketed through our servicing and sales organizations.
         Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, expropriation or other governmental actions and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. While Venezuela accounted for less than one percent of our 2003 revenues, the continuing economic and political instability will continue to negatively impact our business activities in Venezuela until resolved. The currency devaluation in Venezuela in February 2004 did not materially impact our operations, but further devaluations could negatively impact our operations in 2004. Due to continuing levels of civil disturbance and the social, economic and political climate, a number of our customers have ceased operations in the Nigerian Delta region and our operations could be negatively impacted. Energy Services Group operations in Nigeria accounted for approximately 2% of our revenues in 2003, and these developments could negatively impact our operations in 2004. Information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instrument Market Risk and in Note 18 to the consolidated financial statements.
         Customers and backlog. Our revenues during the past three years were mainly derived from the sale of services and products to the energy industry, including 66% in 2003, 86% in 2002 and 85% in 2001. Revenues from the United States government (which resulted primarily from the work performed in the Middle East by our Engineering and Construction Group) represented 26% of our 2003 consolidated revenues. Revenues from the United States government during 2002 and 2001 represented less than 10% of total consolidated revenues. No other customer represented more than 10% of consolidated revenues in any period presented.
         The following schedule summarizes our project backlog at December 31, 2003 and 2002:

 Millions of dollars                                 2003          2002
-----------------------------------------------------------------------------
Firm orders                                        $   8,928     $   8,704
Government orders firm but not yet funded;
    letters of intent and contracts awarded
    but not signed                                     1,138         1,330
-----------------------------------------------------------------------------
Total                                              $  10,066     $  10,034
=============================================================================

         Of the total backlog at December 31, 2003, $9,745 million relates to KBR operations with the remainder arising from our Energy Services Group. The entire Energy Services Group 2003 backlog relates to subsea operations. We estimate that 73% of the total backlog existing at December 31, 2003 will be completed during 2004. Approximately 72% of total backlog relates to cost reimbursable contracts with the remaining 28% relating to fixed-price contracts. In addition, backlog relating to engineering, procurement, installation and commissioning contracts for the offshore oil and gas industry totaled $432 million at December 31, 2003. For contracts that are not for a specific amount, backlog is estimated as follows:
              - operations and maintenance contracts that cover multiple years are included in backlog based upon an estimate of the work to be provided over the next twelve months; and
              - government contracts that cover a broad scope of work up to a maximum value are included in backlog at the estimated amount of work to be completed under the contract based upon periodic consultation with the customer.
         For projects where we act as project manager, we only include our scope of each project in backlog. For projects related to unconsolidated joint ventures, we only include our percentage ownership of each joint venture's backlog, which totaled $1.9 billion at December 31, 2003. Our backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark Graphics. Backlog is not indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
         Not included in the above backlog numbers for December 31, 2003 are two new government contracts awarded in January 2004. KBR was awarded the five year United States Army Corps of Engineers' CENTCOM contract for up to $1.5 billion and the competitively bid $1.2 billion Restore Iraqi Oil, or RIO, continuation contract, which will run for up to two years. As KBR receives task orders on these contracts, the amount of the task order will be included in backlog.
         Raw materials. Raw materials essential to our business are normally readily available. Where we rely on a single supplier for materials essential to our business, we are confident that we could make satisfactory alternative arrangements in the event of an interruption in supply.
         Research and development costs. We maintain an active research and development program. The program improves existing products and processes, develops new products and processes and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and development activities totaled $221 million in 2003 and $233 million in both 2002 and 2001.
         Patents. We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed to utilize patents owned by others. Included in "Other assets" is the cost associated with our patents, net of accumulated amortization, totaling $49 million as of December 31, 2003 and $58 million as of December 31, 2002. We do not consider any particular patent or group of patents to be material to our business operations.
         Seasonality. On an overall basis, our operations are not generally affected by seasonality. Weather and natural phenomena can temporarily affect the performance of our services, but the widespread geographical locations of our operations serve to mitigate those effects. Examples of how weather can impact our business include:
              - the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;
              - the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;
              -   typhoons and  hurricanes can disrupt  offshore operations; and
              - severe weather during the winter months normally results in reduced activity levels in the North Sea.
         Due to higher spending near the end of the year on capital expenditures by its customers for software, Landmark Graphics results of operations are generally stronger in the fourth quarter of the year than at the beginning of the year.
         Employees. At December 31, 2003, we employed approximately 101,000 people worldwide compared to 83,000 at December 31, 2002. The large increase is primarily due to KBR's expanded operations in the Middle East during 2003. At December 31, 2003, approximately seven percent of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
         Environmental regulation. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

              - the Comprehensive Environmental Response, Compensation and Liability Act;
              -   the Resources Conservation and Recovery Act;
              -   the Clean Air Act;
              -   the Federal Water Pollution Control Act; and
              -   the Toxic Substances Control Act.
         In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal and regulatory requirements by which we must abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability. As of December 31, 2003, those nine sites accounted for approximately $7 million of our total $31 million liability. See Note 13 to the consolidated financial statements.
         Website access. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on the Company's internet website at www.halliburton.com as soon as reasonably practicable after the Company has electronically filed the material with, or furnished it to, the Securities and Exchange Commission. Also posted on our website is our Code of Business Conduct, which applies to all our employees and also serves as a code of ethics for our chief executive officer, chief financial officer, chief accounting officer and persons performing similar functions.

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

Dallas, Texas                           Owned        352,000    Manufacturing facility includes office, laboratory
                                                                and warehouse space that primarily produces roller
                                                                cone drill bits.  In December 2003, we moved the
                                                                production from this facility to our new facility in
                                                                The Woodlands, Texas.  The facility is currently
                                                                for sale.

The Woodlands, Texas                    Leased       256,000    Manufacturing facility including warehouses,
                                                                engineering and sales, testing, training and
                                                                research.  The manufacturing plant produces roller
                                                                cone and rotary type drill bits.

Production Optimization Segment:

Carrollton, Texas                       Owned        649,000    Manufacturing facility including warehouses,
                                                                engineering and sales, testing, training and
                                                                research.  The manufacturing plant produces
                                                                equipment for the Production Optimization segment,
                                                                including surface and subsurface safety valves and
                                                                packer assemblies.

Shared Facilities:

Duncan, Oklahoma                        Owned      1,275,000    Four locations which include manufacturing capacity
                                                                totaling 655,000 square feet.  The manufacturing
                                                                facility is the main manufacturing site for the
                                                                cementing, fracturing and acidizing equipment.  The
                                                                Duncan facilities also include a technology and
                                                                research center, training facility, administrative
                                                                offices and warehousing.  These facilities service
                                                                our Drilling and Formation Evaluation, Fluids and
                                                                Production Optimization segments.


                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
Shared Facilities (continued):

Houston, Texas                          Owned        638,000    Two suburban campus locations utilized by our
                                                                Drilling and Formation Evaluation and Fluids
                                                                segments.  One campus is on 89 acres consisting of
                                                                office, training, test well, warehouse,
                                                                manufacturing and laboratory facilities.  The
                                                                manufacturing facility, which occupies 115,000
                                                                square feet, produces highly specialized downhole
                                                                equipment for our Drilling and Formation Evaluation
                                                                segment.  The other campus is a manufacturing
                                                                facility with limited office, laboratory and
                                                                warehouse space that primarily produces fixed cutter
                                                                drill bits.

Houston, Texas                          Owned        564,000    A campus facility that is the home office for the
                                                                Energy Services Group.

Alvarado, Texas                         Owned        238,000    Manufacturing facility including some office and
                                                                warehouse space.  The manufacturing facility
                                                                produces perforating products and exploratory and
                                                                formation evaluation tools for our Drilling and
                                                                Formation Evaluation and Production Optimization
                                                                segments.

Europe/Africa
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

Engineering and Construction Group
North America
Houston, Texas                          Leased       740,000    Engineering and project support center which
                                                                occupies 31 full floors in 2 office buildings.  One
                                                                of these buildings is owned by a joint venture in
                                                                which we have a 50% ownership.  The remaining 50% of
                                                                the joint venture is owned by a subsidiary of Trizec
                                                                Properties Inc. (NYSE: TRZ).  Trizec is not
                                                                affiliated with Halliburton Company or any of its
                                                                directors or executive officers.


                                        Owned/
Location                                Leased    Sq. Footage   Description
----------------------------------------------------------------------------------------------------------------------
North America (continued)

Houston, Texas                          Owned        977,000    A campus facility occupying 135 acres utilized
                                                                primarily for administrative and support personnel.
                                                                Approximately 221,000 square feet is dedicated to
                                                                maintenance and warehousing of construction
                                                                equipment.  This campus also serves as office
                                                                facilities for KBR.

Europe/Africa
Leatherhead, United Kingdom             Owned        262,000    Engineering and project support center on 55 acres
                                                                in suburban London.

Corporate
Houston, Texas                          Leased        30,000    Corporate executive offices.

         In addition, we have 173 international and 106 United States field camps from which the Energy Services Group delivers its products and services. We also have numerous small facilities that include sales offices, project offices and bulk storage facilities throughout the world. We own or lease marine fabrication facilities covering approximately 761 acres in Texas, England and Scotland which are used by the Engineering and Construction Group.
         We have mineral rights to proven and probable reserves of barite and bentonite. These rights include leaseholds, mining claims and owned property. We process barite and bentonite for supply to many industrial markets worldwide in addition to using it in our Fluids segment. Based on the number of tons of bentonite consumed in fiscal year 2003, we estimate our 19 million tons of proven reserves in areas of active mining are sufficient to fulfill our internal and external needs for the next 15 years. We estimate that our 2.7 million tons of proven reserves of barite in areas of active mining equate to a 17 year supply based on current rates of production. These estimates are subject to change based on periodic updates to reserve estimates and to the extent future consumption differs from current levels of consumption.
         We believe all properties that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings.
         Information relating to various commitments and contingencies is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward-Looking Information and Risk Factors" and in Notes 11, 12 and 13 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant.

         The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2004, along with a listing of all offices held by each during the past five years:

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
     Jerry H. Blurton          Vice President and Treasurer of Halliburton Company, since July 1996
     (Age 59)

*    Albert O. Cornelison, Jr. Executive Vice President and General Counsel of Halliburton Company,
     (Age 54)                    since December 2002
                               Vice President and General Counsel of Halliburton Company, May 2002 to
                                 December 2002
                               Vice President and Associate General Counsel of Halliburton Company,
                                 October 1998 to May 2002

*    C. Christopher Gaut       Executive Vice President and Chief Financial Officer of Halliburton
     (Age 47)                    Company, since March 2003
                               Senior Vice President, Chief Financial Officer and Member - Office of the
                                 President and Chief Operating Officer of ENSCO International
                                 Incorporated, January 2002 to February 2003
                               Senior Vice President and Chief Financial Officer of ENSCO International
                                  Incorporated, December 1987 to December 2001

*    John W. Gibson, Jr.       President and Chief Executive Officer of Energy Services Group, since
     (Age 46)                     January 2003
                               President of Halliburton Energy Services, March 2002 to December 2002
                               President and Chief Executive Officer of Landmark, May 2000 to
                                 February 2002
                               Chief Operating Officer of Landmark, July 1999 to April 2000
                               Executive Vice President of Integrated Products Group, February 1996
                                 to June 1999

*    Robert R. Harl            Chief Executive Officer of Kellogg Brown & Root, Inc., since March 2001
     (Age 53)                  President of Kellogg Brown & Root, Inc., since October 2000
                               Vice President of Kellogg Brown & Root, Inc., March 1999 to
                                 October 2000
                               Chief Executive Officer and President of Brown & Root Energy Services
                                 Division of Kellogg Brown & Root, Inc., April 2000 to February 2001
                               Chief Executive Officer of Brown & Root Services Division of Kellogg
                                 Brown & Root, Inc., January 1999 to April 2000
                               Chief Executive Officer and President of Brown & Root Services
                                 Corporation, November 1996 to January 1999


Executive Officers of the Registrant (continued)

Name and Age                   Offices Held and Term of Office
------------                   -------------------------------
*    David J. Lesar            Chairman of the Board, President and Chief Executive Officer of
     (Age 50)                    Halliburton Company, since August 2000
                               Director of Halliburton Company, since August 2000
                               President and Chief Operating Officer of Halliburton Company, May 1997
                                 to August 2000
                               Executive Vice President and Chief Financial Officer of Halliburton
                                 Company, August 1995 to May 1997
                               Chairman of the Board of Kellogg Brown & Root, Inc., January 1999 to
                                   August 2000

     Mark A. McCollum          Senior Vice President and Chief Accounting Officer, since August 2003
     (Age 44)                  Senior Vice President and Chief Financial Officer, Tenneco
                                 Automotive, Inc., November 1999 to August 2003
                               Vice President, Global Finance of Tenneco Automotive, September 1998 to
                                 November 1999

*    Weldon J. Mire            Vice President - Human Resources of Halliburton Company, since
     (Age 56)                    May 2002
                               Division Vice President of Halliburton Energy Services, January 2001 to
                                 May 2002 (Country Vice President Indonesia)
                               Asia Pacific Sales Manager of Halliburton Energy Services, November
                                 1999 to January 2001
                               Director of Business Development, September 1999 to November 1999
                               Global Director of Strategic Business Development, January 1999 to
                                 November 1999
                               Senior Shared Service Manager Houston, November 1998 to January 1999

     David R. Smith            Vice President - Tax of Halliburton Company,  since May 2002
     (Age 57)                  Vice President - Tax of Halliburton Energy Services, Inc.,
                                 September 1998 to May 2002

* Members of the Policy Committee of the registrant.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

PART II

Item 5. Market  for  the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.
         Halliburton Company's common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to the high and low market prices of common stock and quarterly dividend payments is included under the caption "Quarterly Data and Market Price Information" on page 123 of this annual report. Cash dividends on common stock for 2003 and 2002 in the amount of $0.125 per share were paid in March, June, September, and December of each year. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
         At December 31, 2003, there were approximately 24,143 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
         Information relating to selected financial data is included on page 122 of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 16 through 61 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk. Information relating to market risk is included in Management's
Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Instrument Market Risk" on pages 47 and 48 of this annual report.

Item 8. Financial Statements and Supplementary Data.

                                                                            Page No.
                                                                            --------
Responsibility for Financial Reporting                                          62
Independent Auditors' Report                                                 63-64
Consolidated Statements of Operations for the years ended
     December 31, 2003, 2002 and 2001                                           65
Consolidated Balance Sheets at December 31, 2003 and 2002                       66
Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2003, 2002 and 2001                                           67
Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001                                           68
Notes to Consolidated Financial Statements                                  69-121
Selected Financial Data (Unaudited)                                            122
Quarterly Data and Market Price Information (Unaudited)                        123

         The related financial  statement  schedules are included under Part IV,
Item 15 of this annual report.

Item 9. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
Financial Disclosure.
         None.

Item 9(a). Controls and Procedures.
         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
         During the fourth quarter of 2003, it became apparent to us that the existing infrastructure for our logistics contracts to support activities in Iraq was being strained. Specifically, these projects are being performed in a war zone with operations spread across 60 different site locations in Kuwait and Iraq, and we have had to carefully balance the priority of keeping our people safe against the demand for significant resources in forward areas. Once deployed in forward areas, our people often have had difficulty communicating due to very poor telephone or computer infrastructure. Additionally, these projects have had to ramp up very quickly to respond to customer demands. Revenues on these projects increased from $320 million in the second quarter of 2003 to over $2 billion in the fourth quarter of 2003. The accelerated and significant ramp up in services, concerns for the security of our employees and subcontractors, as well as the complexity and scale of these projects, has created unique challenges in establishing and maintaining a process and procedural environment that controls these projects as well as we would normally expect.
         During the fourth quarter several internal control issues were identified as a result of work done by our auditors and actions were immediately taken to address the issues. We sent a task force into Kuwait to assist personnel in the project office in updating and formalizing procurement documentation which had been delayed due to insufficient resources to do these activities and respond to customer requirements. The project procurement staff has been significantly increased. We also brought in additional resources to assist with identification of and accounting for year-end accruals for goods and services received but not invoiced.

         Further, as part of on-going audits by the Defense Contract Audit Agency (DCAA), several contract compliance issues have been raised (see Note 13 to the consolidated financial statements). Recently, the DCAA has also issued a deficiency report related to the logistics project's procurement process, largely due to the procurement documentation issues mentioned above. It is likely that this will result in a formal audit by the DCAA in this area in the near future.
         In order to strengthen our control environment for these contracts, we are implementing several improvements, including:
              -   strengthening the procurement management for government
                  operations within KBR;
              -   adding procurement resources on the project;
              -   mobilizing a task force to assist on procurement processes and documentation until sufficient resources have been hired and trained;
              -   reinforcing   requirements and  adding  resources to materials
                  management and property control reconciliations;
              -   reinforcing  requirements  and  adding resources  related   to
                  reconciliation of bank and petty cash accounts; and
              -   revising and reinforcing procedures for  identification of and accounting for accruals for goods and services received but not invoiced.
         There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                               HALLIBURTON COMPANY
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


EXECUTIVE OVERVIEW

         During 2003, we made progress toward resolving our asbestos and silica liabilities. Our revenues grew nearly 30% to $16 billion, largely as a result of our increased government services work in the Middle East. We reduced our exposure related to unapproved claims and liquidated damages related to our challenging Barracuda-Caratinga construction project. We addressed the substantial expected future demands on our funds by securing financing, managing working capital and strictly following our reduced capital spending plan. We achieved all of this while continuing to effectively run our day-to-day business by delivering quality, on-time services to our customers.
         Asbestos and silica. Having reached definitive settlements with almost all of our asbestos and silica personal injury claimants, certain of our subsidiaries filed Chapter 11 proceedings on December 16, 2003. A pre-approved proposed plan of reorganization was filed as part of the Chapter 11 proceedings. The confirmation hearing is currently scheduled in May 2004. If the plan is approved by the bankruptcy court, in addition to the $311 million paid to claimants in December 2003, we will contribute the following to trusts established for the benefit of the claimants:
              -   up to approximately $2.5 billion in cash;
              -   59.5 million shares of Halliburton common stock;
              -   notes currently  valued at approximately $52 million; and
              -   insurance  proceeds, if  any, between  $2.3  billion  and $3.0 billion received by DII Industries and Kellogg Brown & Root. Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against Halliburton and its subsidiaries will be channeled into trusts established for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims. We have also recently entered into a settlement with Equitas, the largest insurer of our asbestos and silica claims. The settlement calls for Equitas to pay us $575 million (representing approximately 60% of applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas)
provided that we receive confirmation of our plan of reorganization and the current United States Congress does not pass national asbestos litigation reform legislation.
         Government services in the Middle East. Our government services revenue related to Iraq totaled $3.6 billion in 2003. The work we perform includes providing construction and services (among other things):
              -   to  support  deployment,  site  preparation,   operations  and
                  maintenance and  transportation for  United States troops; and
              -   to restore the Iraqi petroleum industry, such as extinguishing oil well fires, environmental assessments and cleanup at oil sites, oil infrastructure condition assessments, oilfield, pipeline and refinery maintenance and the procurement and importation of fuel products.
The accelerated ramp up in services in a war zone brought with it several challenges, including keeping our people safe, recruiting and retaining qualified personnel, identifying and retaining appropriate subcontractors, establishing the necessary internal control procedures associated with this type of business and funding the increased working capital demands. We have received and expect to continue to receive heightened media, legislative and regulatory attention regarding our work in Iraq, including the preliminary results of various audits by the Defense Contract Audit Agency (DCAA) related to our invoicing practices and our self-reporting of possible improper conduct by one or two of our former employees.

         Barracuda-Caratinga project. In recent years we have faced numerous problems related to our Barracuda-Caratinga project, a multi-year construction project to build two converted supertankers, which will be used as floating production, storage and offloading units (FPSOs), 32 hydrocarbon production wells, 22 water injection wells and all sub-sea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs. The project will be used to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The project is significantly behind its original schedule and in a financial loss position. In November 2003, we entered into an agreement with the project owner which settled a portion of our claims and also extended the project completion dates.
         Financing activities. The anticipated cash contribution into the asbestos and silica trusts in 2004, the increased work in Iraq and potential additional delays of certain billings related to work in Iraq have required us to raise substantial funds and could require us to raise additional funds in order to meet our current and potential future liabilities and working capital requirements. As a result, between June 2003 and January 2004, we issued $1.2 billion in convertible notes and $1.6 billion in fixed and floating rate senior notes. In addition, in anticipation of the pre-packaged Chapter 11 filing, in the fourth quarter of 2003 we entered into:
              - a delayed-draw term facility that would currently provide for draws of up to $500 million to be available for cash funding of the trusts for the benefit of asbestos and silica claimants, if required conditions are met;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 filing; and
              - a $700 million three-year revolving credit facility for general working capital purposes which expires in October 2006.
We have other significant sources of funds available to us in the near-term should we need them, including, but not limited to, approximately $200 million in availability under our United States accounts receivable securitization facility. In addition, as early as January 2005, we may receive $500 million of the funds that would be provided by the Equitas settlement described above. In 2003, we implemented programs to improve our working capital and to limit our spending on capital projects to those critical to serving our customers. We continue to maintain our investment grade credit ratings and have sufficient cash and financing capacity to fund our asbestos and silica settlement obligations in 2004 and continue to grow our business.
         Business focus. In 2003, we continued to focus on providing quality service to our customers and developing new technologies to effectively compete in a challenging market. Early in the year, we realigned our Energy Services Group into four new segments, allowing us to better align ourselves with how our customers procure our services and to capture new business and achieve better integration. Our Energy Services Group business is largely affected by worldwide drilling activity and oil and gas prices. In 2003 we were negatively impacted by the decline in the Gulf of Mexico offshore rig count and the reduction in deep water activity by a number of our key customers in that area. We reacted to this change in the market and put into place various measures in order to "right size" our business serving that area. Our continued emphasis on research and development resulted in growth in new products and services in 2003, such as rotary steerables and data center technologies. Besides the growth in government services work at KBR, including the recent awarding of the two-year $1.2 billion contract for the RIO program and the five-year up to $1.5 billion military support contract, we continue to differentiate ourselves as a leader in the liquefied natural gas industry by being a preferred engineer and constructor of liquification plants and receiving terminals throughout the world. We also recently completed the construction of the 1,420 kilometer Alice Springs to Darwin railroad in Australia, one of the largest and most complex infrastructure projects ever undertaken in that country, five months ahead of schedule.
         Following is a more detailed discussion of each of these subjects.

Asbestos and Silica Obligations and Insurance Recoveries
         Pre-packaged Chapter 11 proceedings. DII Industries, LLC (DII Industries), Kellogg Brown & Root, Inc. (Kellogg Brown & Root) and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries have been stayed.
         Our subsidiaries sought Chapter 11 protection because Sections 524(g) and 105 of the Bankruptcy Code may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon confirmation of the plan of reorganization, current and future asbestos and silica claims against us and our affiliates will be channeled into trusts established for the benefit of claimants under Sections 524(g) and 105 of the Bankruptcy Code, thus releasing Halliburton and its affiliates from those claims.
         A pre-packaged Chapter 11 proceeding is one in which a debtor seeks approval of a plan of reorganization from affected creditors before filing for Chapter 11 protection. Prior to proceeding with the Chapter 11 filing, our affected subsidiaries solicited acceptances from known present asbestos and silica claimants to a proposed plan of reorganization. In the fourth quarter of 2003, valid votes were received from approximately 364,000 asbestos claimants and approximately 21,000 silica claimants, representing substantially all known claimants. Of the votes validly cast, over 98% of voting asbestos claimants and over 99% of voting silica claimants voted to accept the proposed plan of reorganization, meeting the voting requirements of Chapter 11 of the Bankruptcy Code for approval of the proposed plan. The pre-approved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
         The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and non-appealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
              -   up to approximately $2.5 billion in cash;
              - 59.5 million shares of Halliburton common stock (valued at approximately $1.6 billion for accrual purposes using a stock price of $26.17 per share, which is based on the average trading price for the five days immediately prior to and including December 31, 2003);
              - a one-year non-interest bearing note of $31 million for the benefit of asbestos claimants;
              - a silica note with an initial payment into a silica trust of $15 million. Subsequently the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
              - insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root.
         In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million on December 16, 2003. Halliburton also agreed to guarantee the payment of an additional $156 million of the remaining approximately $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 or the date on which an order confirming the proposed plan of reorganization becomes final and non-appealable. As a part of the definitive settlement agreements, we have been accruing cash payments in lieu of interest at a rate of five percent per annum for these amounts. We recorded approximately $24 million in pretax charges in 2003 related to the cash in lieu of interest. On December 16, 2003, we paid $22 million to satisfy a portion of our cash in lieu of interest payment obligations.
         As a result of the filing of the Chapter 11 proceedings, we adjusted the asbestos and silica liability to reflect the full amount of the proposed settlement and certain related costs, which resulted in a before tax charge of approximately $1.016 billion to discontinued operations in the fourth quarter 2003. The tax effect on this charge was minimal, as a valuation allowance was established for the net operating loss carryforward created by the charge. We also reclassified a portion of our asbestos and silica related liabilities from long-term to short-term, resulting in an increase of short-term liabilities by approximately $2.5 billion, because we believe we will be required to fund these amounts within one year.
         In accordance with the definitive settlement agreements entered in early 2003, we have been reviewing plaintiff files to establish a medical basis for payment of settlement amounts and to establish that the claimed injuries are based on exposure to our products. We have reviewed substantially all medical claims received. During the fourth quarter of 2003, we received significant numbers of the product identification due diligence files. Based on our review of these files, we received the necessary information to allow us to proceed with the pre-packaged Chapter 11 proceedings. As of December 31, 2003, approximately 63% of the value of claims passing medical due diligence have submitted satisfactory product identification. We expect the percentage to increase as we receive additional plaintiff files. Based on these results, we found that substantially all of the asbestos and silica liability relates to claims filed against our former operations that have been divested and included in discontinued operations. Consequently, all 2003 changes in our estimates related to the asbestos and silica liability were recorded through discontinued operations.
         Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will continue to adjust our asbestos and silica liability related to the shares if the average value of Halliburton stock for the five days immediately prior to and including the end of each fiscal quarter has increased by five percent or more from the most recent valuation of the shares. At December 31, 2003, the value of the shares to be contributed is classified as a long-term liability on our consolidated balance sheet, and the shares have not been included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of the fourth quarter, our diluted earnings per share from continuing operations for the year ended December 31, 2003 would have been reduced by $0.03. When and if we receive final and non-appealable confirmation of our proposed plan of reorganization, we will:
              - increase or decrease our asbestos and silica liability to value the 59.5 million shares of Halliburton common stock based on the value of Halliburton stock on the date of final and non-appealable confirmation of our proposed plan of reorganization;
              - reclassify from a long-term liability to shareholders' equity the final value of the 59.5 million shares of Halliburton common stock; and
              - include the 59.5 million shares in our calculations of earnings per share on a prospective basis.
         We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.

         Recent insurance developments. Concurrent with the remeasurement of our asbestos and silica liability due to the pre-packaged Chapter 11 filing, we evaluated the appropriateness of the $2.0 billion recorded for asbestos and silica insurance recoveries. In doing so, we separately evaluated two types of policies:
              -   policies held by  carriers with which we had either settled or
                  which  were  probable  of  settling and for  which  we   could
                  reasonably estimate the amount of the settlement; and
              -   other policies.
         In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
              -   reviewed DII  Industries'  historical  course of dealings with
                  its   insurance   companies    concerning   the   payment   of
                  asbestos-related  claims,  including DII  Industries'  15-year litigation and settlement history;
              -   reviewed  our  insurance coverage  policy database  containing information  on  key  policy  terms  as  provided  by  outside counsel;
              -   reviewed  the  terms  of DII  Industries'  prior  and  current coverage-in-place settlement agreements;
              -   reviewed  the  status  of DII  Industries' and Kellogg Brown &
                  Root's  current  insurance-related  lawsuits  and  the various legal  positions of the parties in those  lawsuits in relation to the  developed  and  developing  case law and the  historic positions  taken by insurers in the earlier  filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              -   analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Navigant Consulting's analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting's analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
         In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain Underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's Underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London Market Company Insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and non-appealable. A second payment of $75 million will be made eighteen months after the first payment.
         As of December 31, 2003, we developed our best estimate of the asbestos and silica insurance receivables as follows:

              - included $575 million of insurance recoveries from Equitas based on the January 2004 comprehensive agreement;
              - included insurance recoveries from other specific insurers with whom we had settled;
              - estimated insurance recoveries from specific insurers that we are probable of settling with and for which we could reasonably estimate the amount of the settlement. When appropriate, these estimates considered prior settlements with insurers with similar facts and circumstances; and
              - estimated insurance recoveries for all other policies with the assistance of the Navigant Consulting study.
         The estimate we developed as a result of this process was consistent with the amount of asbestos and silica receivables already recorded as of December 31, 2003, causing us not to significantly adjust our recorded insurance asset at that time. Our estimate was based on a comprehensive analysis of the situation existing at that time which could change significantly in the both near- and long-term period as a result of:
              -   additional settlements with insurance companies;
              -   additional insolvencies of carriers; and
              - legal interpretation of the type and amount of coverage available to us.
         Currently, we cannot estimate the time frame for collection of this insurance receivable, except as described earlier with regard to the Equitas settlement.

United States Government Contract Work
         We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq's petroleum industry, known as RIO. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
         The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials have referred the matter to the agency's inspector general with a request for additional investigation by the agency's criminal division. We understand that the agency's inspector general has commenced an investigation. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work under a contract performed in the Balkans, which is still under review with the Department of Justice.
         On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General's office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are also continuing to review whether third party subcontractors paid, or attempted to pay one or two former employees in connection with the potential $6 million over billing.
         The  DCAA has  raised  issues  relating  to our  invoicing  to the Army
Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We have taken two actions in response. First, we have temporarily credited $36 million to the Department of Defense until

Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our "order of magnitude" estimate of the remaining amounts (in addition to the $36 million we already credited) being questioned by the DCAA. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.
         All of these matters are still under review by the applicable government agencies. Additional review and allegations are possible, and the dollar amounts at issue could change significantly. We could also be subject to future DCAA inquiries for other services we provide in Iraq under the current LogCAP contract or the RIO contract. For example, as a result of an increase in the level of work performed in Iraq or the DCAA's review of additional aspects of our services performed in Iraq, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.

Barracuda-Caratinga Project
         In June 2000, KBR entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The construction manager and owner's representative is Petroleo Brasilero SA (Petrobras), the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage and offloading units, commonly referred to as FPSOs, 32 hydrocarbon production wells, 22 water injection wells and all sub-sea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs. The project is significantly behind the original schedule due in large part to change orders from the project owner and is in a financial loss position. As a result, we have asserted numerous claims against the project owner and are subject to potential liquidated damages. We continue to engage in discussions with the project owner in an attempt to settle issues relating to additional claims, completion dates and liquidated damages.
         Our performance under the contract is secured by:
              - performance letters of credit, which together have an available credit of approximately $266 million as of December 31, 2003 and which will continue to be adjusted to represent approximately 10% of the contract amount, as amended to date by change orders;
              - retainage letters of credit, which together have available credit of approximately $160 million as of December 31, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
              - a guarantee of Kellogg Brown & Root's performance under the agreement by Halliburton Company in favor of the project owner.
         In November 2003, we entered into agreements with the project owner in which the project owner agreed to:

              - pay $69 million to settle a portion of our claims, thereby reducing the amount of probable unapproved claims to $114 million; and
              - extend the original project completion dates and other milestone dates, reducing our exposure to liquidated damages.
         Accordingly, as of December 31, 2003:
              -   the project was approximately 83% complete;
              - we have recorded an inception to date pretax loss of $355 million related to the project, of which $238 million was recorded in 2003 and $117 million was recorded in 2002;
              - the probable unapproved claims included in determining the loss were $114 million; and
              - we have an exposure to liquidated damages of up to ten percent of the contract value. Based upon the current schedule forecast, we would incur $96 million in liquidated damages if our claim for additional time is not successful.
         Unapproved Claims. We have asserted claims for compensation substantially in excess of the $114 million of probable unapproved claims recorded as noncurrent assets as of December 31, 2003, as well as claims for additional time to complete the project before liquidated damages become applicable. The project owner and Petrobras have asserted claims against us that are in addition to the project owner's potential claims for liquidated damages. In the November 2003 agreements, the parties have agreed to arbitrate these remaining disputed claims. In addition, we have agreed to cap our financial recovery to a maximum of $375 million, and the project owner and Petrobras have agreed to cap their recovery to a maximum of $380 million plus liquidated damages.
         Liquidated Damages. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. We expect that the Barracuda vessel will likely be completed at least 16 months later than its original contract determination date, and the Caratinga vessel will likely be completed at least 14 months later than its original contract determination date. However, there can be no assurance that further delays will not occur. In the event that any portion of the delay is determined to be attributable to us and any phase of the project is completed after the milestone dates specified in the contract, we could be required to pay liquidated damages. These damages were initially calculated on an escalating basis rising ultimately to approximately $1 million per day of delay caused by us, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $272 million as of December 31, 2003).
         Under the November 2003 agreements, the project owner granted an extension of time to the original completion dates and other milestone dates that average approximately 12 months. In addition, the project owner agreed to delay any attempt to assess the original liquidated damages against us for project delays beyond 12 months and up to 18 months and delay any drawing of letters of credit with respect to such liquidated damages until the earliest of December 7, 2004, the completion of any arbitration proceedings or the resolution of all claims between the project owner and us. Although the November 2003 agreements do not delay the drawing of letters of credit for liquidated damages for delays beyond 18 months, our master letter of credit facility (See
Note 13 to the consolidated financial statements) will provide funding for any such draw while it is in effect. The November 2003 agreements also provide for a separate liquidated damages calculation of $450,000 per day for each of the
Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule. That amount is subject to the total cap on liquidated damages of 10% of the final contract amount. Based upon the November 2003 agreements and our most recent estimates of project completion dates, which are April 2005 for the Barracuda vessel and May 2005 for the Caratinga vessel, we estimate that if we were to be completely unsuccessful in our claims for additional time, we would be obligated to pay $96 million in liquidated damages. We have not accrued for this exposure because we consider the imposition of such liquidated damages to be unlikely.
         Value added taxes. On December 16, 2003, the State of Rio de Janeiro issued a decree recognizing that Petrobras is entitled to a credit for the value added taxes paid on the project. The decree also provided that value added taxes that may have become due on the project, but which had not yet been paid could be paid in January 2004 without penalty or interest. In response to the decree, we have entered into an agreement with Petrobras whereby Petrobras agreed to:
              - directly pay the value added taxes due on all imports on the project (including Petrobras' January 2004 payment of approximately $150 million); and
              - reimburse us for value added taxes paid on local purchases, of which approximately $100 million will become due during 2004.
Since the credit to Petrobras for these value added taxes is on a delayed basis, the issue of whether we must bear the cost of money for the period from payment by Petrobras until receipt of the credit has not been determined.
         The validity of the December 2003 decree has now been challenged in court in Brazil. Our legal advisers in Brazil believe that the decree will be upheld. If it is overturned or rescinded, or the Petrobras credits are lost for any other reason not due to Petrobras, the issue of who must ultimately bear the cost of the value added taxes will have to be determined based upon the law prior to the December 2003 decree. We believe that the value added taxes are reimbursable under the contract and prior law, but, until the December 2003 decree was issued, Petrobras and the project owner had been contesting the reimbursability of up to $227 million of value added taxes. There can be no assurance that we will not be required to pay all or a portion of these value added taxes. In addition, penalties and interest of $40 million to $100 million could be due if the December 2003 decree is invalidated. We have not accrued any amounts for these taxes, penalties or interest.
         Default provisions. Prior to the filing of the pre-packaged Chapter 11 proceedings in connection with the proposed settlement of our asbestos and silica claims, we obtained a waiver from the project owner (with the approval of the lenders financing the project) so that the filing did not constitute an event of default under the contract. In addition, the project owner also obtained a waiver from the lenders so that the Chapter 11 filing did not constitute an event of default under the project owner's loan agreements with the lenders. The waiver received by the project owner from the lenders is subject to certain conditions that have thus far been fulfilled. Included as a condition is that the pre-packaged plan of reorganization be confirmed by the bankruptcy court within 120 days of the filing of the Chapter 11 proceedings. The currently scheduled hearing date for confirmation of the plan of reorganization is not within the 120-day period. We understand that the project owner is seeking, and expects to receive, an extension of the 120-day period, but can give no assurance that it will be granted. In the event that the conditions do not continue to be fulfilled, the lenders, among other things, could exercise a right to suspend the project owner's use of advances made, and currently escrowed, to fund the project. We believe it is unlikely that the lenders will exercise any right to suspend funding the project given the current status of the project and the fact that a failure to pay may allow us to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project.
         In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of such default (i.e., our services are terminated as a result of such default), the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million plus the return of up to $300 million in advance payments previously received by us to the extent they have not been repaid. The original contract terms require repayment of the $300 million in advance payments by crediting the last $350 million of our invoices related to the contract by that amount, but the November 2003 agreements delay the repayment of any of the $300 million in advance payments until at least December 7, 2004. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
         Cash flow considerations. The project owner has procured project finance funding obligations from various lenders to finance the payments due to us under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely. In addition, the project financing includes borrowing capacity in excess of the original contract amount. However, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to us and our subcontractors.
         Under the loan documents, the availability date for loan draws expired December 1, 2003 and therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary (which is funding the drilling costs of the project) until all amounts due to us, including amounts due for the claims, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
         We have now begun to fund operating cash shortfalls on the project and would be obligated to fund such shortages over the remaining project life in an amount we currently estimate to be approximately $480 million. That funding level assumes generally that neither we nor the project owner are successful in recovering claims against the other and that no liquidated damages are imposed. Under the same assumptions, except assuming that we recover unapproved claims in the amounts currently recorded, the cash shortfall would be approximately $360 million. We have already funded approximately $85 million of such shortfall and expect that our funded shortfall amount will increase to approximately $416 million by December 2004, of which approximately $225 million would be paid to the project owner in December 2004 as part of the return of the $300 million in advance payments. The remainder of the advance payments would be returned to the project owner over the remaining life of the project after December 2004. There can be no assurance that we will recover the amount of unapproved claims we have recognized, or any amounts in excess of that amount.

LIQUIDITY AND CAPITAL RESOURCES

         We ended 2003 with cash and cash equivalents of $1.8 billion compared to $1.1 billion at the end of 2002.
         Significant uses of cash. Our liquidity and cash balance during 2003 have been significantly affected by our government services work in Iraq, our asbestos and silica liabilities, $296 million in scheduled debt maturities and a $180 million reduction of receivables in our securitization program. Our working capital position (excluding cash and equivalents) increased by approximately $880 million due to the start-up of our government services work in Iraq. The activities in Iraq will continue to require this significant amount of working capital, and therefore the timing of the realization of this working capital is uncertain. We currently expect the working capital requirements related to Iraq will increase through the first half of 2004. An increase in the amount of services we are engaged to perform could place additional demands on our working capital. It is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA's review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
         On  December  16, 2003, a  partial  payment  of $311  million  was made immediately prior to the Chapter 11 filing of our subsidiaries related to asbestos and silica personal injury claims. We have also agreed to guarantee the payment of an additional $156 million of the remaining approximately $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 or the date on which an order confirming the proposed plan of reorganization becomes final and non-appealable. When and if we receive final and non-appealable confirmation of our plan of reorganization, we will be required to fund the remainder of the cash amount to be contributed to the asbestos and silica trusts.

          As a result of capital discipline throughout the year, we have reduced capital expenditures from $764 million in 2002 to $515 million in 2003. We expect to continue this level of expenditures with capital outlays currently being estimated at approximately $540 million in 2004. We have not finalized our capital expenditures budget for 2005 or later periods. We currently have been paying annual dividends to our shareholders of approximately $219 million.
         The following table summarizes our long-term contractual obligations as of December 31, 2003:

                                                 Payments due
                                ------------------------------------------------
Millions of dollars                2004      2005    2006      2007      2008    Thereafter     Total
--------------------------------------------------------------------------------------------------------
Long-term debt (1)               $    22     $ 324   $  296   $   10    $  151     $ 2,625     $ 3,428
Operating leases                     143        96       80       58        45         267         689
Capital leases                         1         1        -        -         -           -           2
Pension funding
   obligations (2)                    67         -        -        -         -           -          67
Purchase obligations (3)             241         4        4        3         3           1         256
--------------------------------------------------------------------------------------------------------
Total long-term
   contractual obligations       $   474     $ 425   $  380   $   71    $  199     $ 2,893     $ 4,442
========================================================================================================

       (1) Long-term debt excludes the effect of an interest rate swap of approximately $9 million. See Note 10 to the consolidated financial statements for further discussion.
       (2) Congress is expected to consider pension funding relief legislation when they reconvene in 2004. The actual contributions we make during 2004 may be impacted by the final legislative outcome.
       (3) The purchase obligations disclosed above do not include purchase obligations that KBR enters into with its vendors in the normal course of business that support existing contracting arrangements with its customers. The purchase obligations with their vendors can span several years depending on the duration of the projects. In general, the costs associated with the purchase obligations are expensed as the revenue is earned on the related projects.

         In addition, we have received adverse judgments on two cases: BJ Services Company patent litigation and Anglo-Dutch (Tenge). (See Note 13 to the consolidated financial statements for more information.) We could be required to pay approximately $107 million during 2004 to BJ Services Company, which has been escrowed and is included in the restricted cash balance in "Other current assets". We are currently appealing the Anglo-Dutch (Tenge) judgment but could be required to pay as much as $106 million (although we have only accrued $77 million) to Anglo-Dutch Petroleum International, Inc. We have posted security in the amount of $25 million in order to postpone execution of the judgment until all appeals have been exhausted.
         Significant sources of cash. After consideration of the increase in working capital needs related to work in Iraq, asbestos and silica claims payments, and the reduction of $180 million under our accounts receivable securitization facility, our operations provided approximately $600 million in cash flow in 2003. In addition, our cash flow was supplemented by cash from the sale of non-core businesses totaling $224 million, which included $136 million collected from the sale of Wellstream, $33 million collected from the sale of Halliburton Measurement Systems, $25 million collected on a note receivable that was received as a portion of the payment for Bredero-Shaw and $23 million collected from the sale of Mono Pumps.
         In contemplation of the anticipated cash contribution into the asbestos and silica trusts in 2004 and to help fund our working capital needs in Iraq, we increased our long-term borrowings by approximately $2.2 billion during 2003 through the issuance of convertible bonds and fixed and floating rate senior notes. Also, in January of 2004, we issued senior notes due 2007 totaling $500 million, which will primarily be used to fund the asbestos and silica settlement liability. Our combined short-term notes payable and long-term debt was 58% of total capitalization at the end of 2003, compared to 30% at the end of 2002 and 24% at the end of 2001.

         Future sources of cash. We have available to us significant sources of cash in the near-term should we need it.
              Asbestos and silica liability  financing. In the fourth quarter of
2003, we entered into a delayed-draw term facility for up to $1.0 billion. This facility was reduced in January 2004 to approximately $500 million by the net proceeds of our recent issuance of senior notes due 2007. This facility is subject to further reduction and could be available for cash funding of the trusts for the benefit of asbestos and silica claimants. There are a number of conditions that must be met before the delayed-draw term facility will become available for our use, including final and non-appealable confirmation of our plan of reorganization and confirmation of the rating of Halliburton's long-term senior unsecured debt at BBB or higher by Standard & Poor's and Baa2 or higher by Moody's Investors Service. In addition, we entered into a $700 million three-year revolving credit facility for general working capital purposes, which replaced our $350 million revolving credit facility. At the time of its replacement, no amounts had been drawn against the $350 million revolver. The $700 million revolving credit facility is now effective and undrawn.
              Asbestos and silica settlements with insurers. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain Underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's Underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London Market Company Insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and non-appealable. A second payment of $75 million will be made eighteen months after the first payment.
              Other  Sources  of  cash.  We  also  have  available  our accounts receivable securitization facility. See "Off Balance Sheet Risk" for a further discussion.
         Other factors affecting liquidity
         Credit ratings. Late in 2001 and early in 2002, Moody's Investors Service lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos and silica exposure. In December 2003, Moody's Investors Service confirmed our ratings with a positive outlook and Standard & Poor's revised its credit watch listing for us from "negative" to "developing" in response to our announcement that DII Industries and Kellogg Brown & Root and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement.
         Although our long-term unsecured debt ratings continue at investment grade levels, the cost of new borrowing is relatively higher and our access to the debt markets is more volatile at these new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors Service. Our current long-term unsecured debt ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors Service. Several of our credit facilities or other contractual obligations require us to maintain a certain credit rating as follows:
              -   our $700 million revolving credit facility would require us to provide additional collateral if our long-term unsecured debt rating falls below investment grade;
              -   our  Halliburton  Elective  Deferral Plan contains a provision which states that, if the Standard & Poor's rating for our long-term unsecured debt falls below BBB, the amounts credited to the participants' accounts will be paid to the participants in a lump-sum within 45 days. At December 31, 2003 this was approximately $51 million; and
              -   certain of our letters of credit have  ratings  triggers  that could require cash collateralization or give the banks set-off rights. These contingencies would be funded under the senior secured master letter of credit facility (see below) while it remains available.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of December 31, 2003, including $252 million which relate to our joint ventures' operations. Certain of these letters of credits have triggering events (such as the filing of Chapter 11 proceedings by some of our subsidiaries or reductions in our credit ratings) that would allow the banks to require cash collateralization or allow the holder to draw upon the letter of credit.
         In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covers at least 90% of the face amount of our existing letters of credit. Under the Master LC Facility, each participating bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings. In addition, the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of the facility at closing plus $250 million, or approximately $1.5 billion.
         The purpose of the Master LC Facility is to provide an advance for letter of credit draws, if any, as well as to provide collateral for the reimbursement obligations for the letters of credits. Advances under the Master LC Facility will remain available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and non-appealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on November 1, 2004, and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. As of December 31, 2003, there were no outstanding advances under the Master LC Facility.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

         We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities. We sell services and products primarily to major, national and independent oil and gas companies and the United States government. These products and services are used throughout the energy industry from the earliest phases of exploration, development and production of oil and gas resources through refining, processing and marketing. Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services and the Engineering and Construction Group. We sometimes refer to the combination of Drilling and Formation Evaluation, Fluids, Production Optimization and Landmark and Other Energy Services segments as the Energy Services Group.
         The industries we serve are highly competitive with many substantial competitors for each segment. In 2003, based upon the location of the services provided and products sold, 27% of our total revenue was from the United States and 15% was from Iraq. In 2002, 33% of our total revenue was from the United States and 12% of our total revenue was from the United Kingdom. No other country accounted for more than 10% of our revenues during these periods. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any international country would be material to our consolidated results of operations.

         Halliburton Company
         Activity levels within our business segments are significantly impacted by the following:
              - spending on upstream exploration, development and production programs by major, national and independent oil and gas companies;
              - capital expenditures for downstream refining, processing, petrochemical and marketing facilities by major, national and independent oil and gas companies; and
              -   government spending levels.
         Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products and investment in infrastructure projects.
         Energy Services Group
         Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production expenditures by international and national oil companies, the world economy and global stability, which together drive worldwide drilling activity. Our Energy Services Group financial performance is significantly affected by oil and gas prices and worldwide rig activity which are summarized in the following tables.
         This table shows the average oil and gas prices for West Texas Intermediate crude oil and Henry Hub natural gas prices:

Average Oil and Gas Prices                  2003            2002            2001
--------------------------------------------------------------------------------------
West Texas Intermediate (WTI)
     oil prices (dollars per barrel)        $ 31.14       $  25.92         $ 26.02
Henry Hub Gas Prices (dollars per
     million cubic feet)                    $  5.63       $   3.33         $  4.07
======================================================================================

         Our customers' cash flow, in many instances, depends upon the revenue they generate from sale of oil and gas. With higher prices, they may have more cash flow, which usually translates into higher exploration and production budgets. Higher prices may also mean that oil and gas exploration in marginal areas can become attractive, so our customers may consider investing in such properties when prices are high. When this occurs, it means more potential work for us. The opposite is true for lower oil and gas prices.
         The expectation in 2003 was that world oil prices would begin to somewhat soften, but prices have continued to increase. United States oil prices continued to increase due to low inventory levels as a result of Iraqi crude oil production still being below pre-war levels and higher natural gas prices adding pressure to switch to competing heating fuel oils.
         Natural gas demand showed a decline in 2003 largely due to high prices discouraging demand in the industrial and electric power sectors. However, expected growth in the economy, along with somewhat lower projected annual average prices, are expected to increase demand by two percent in 2004. Natural gas production slightly increased in 2003, but is expected to fall back somewhat in 2004 as drilling intensity declines. In 2004, the projected supply gap between demand and production is offset by the expectation that storage injection requirements will be less than those in 2003, when stocks after the winter of 2002-2003 were at record lows.
         The yearly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts                          2003            2002            2001
--------------------------------------------------------------------------------------
Land vs. Offshore
--------------------------------------------------------------------------------------
United States:
     Land                                     924            718           1,002
     Offshore                                 108            113             153
--------------------------------------------------------------------------------------
     Total                                  1,032            831           1,155
--------------------------------------------------------------------------------------
Canada:
     Land                                     368            260             337
     Offshore                                   4              6               5
--------------------------------------------------------------------------------------
     Total                                    372            266             342
--------------------------------------------------------------------------------------
International (excluding Canada):
     Land                                     544            507             525
     Offshore                                 226            225             220
--------------------------------------------------------------------------------------
     Total                                    770            732             745
--------------------------------------------------------------------------------------
Worldwide total                             2,174          1,829           2,242
--------------------------------------------------------------------------------------
Land total                                  1,836          1,485           1,864
--------------------------------------------------------------------------------------
Offshore total                                338            344             378
======================================================================================

Average Rig Counts                          2003            2002            2001
--------------------------------------------------------------------------------------
Oil vs. Gas
--------------------------------------------------------------------------------------
United States:
     Oil                                      157            137             217
     Gas                                      875            694             938
--------------------------------------------------------------------------------------
     Total                                  1,032            831           1,155
--------------------------------------------------------------------------------------
*  Canada:                                   372             266             342
--------------------------------------------------------------------------------------
International (excluding Canada):
     Oil                                      576            561             571
     Gas                                      194            171             174
--------------------------------------------------------------------------------------
     Total                                    770            732             745
--------------------------------------------------------------------------------------
Worldwide total                             2,174          1,829           2,242
======================================================================================

*  Canadian rig counts by oil and gas were not available.

         Most of our work in Energy Services Group closely tracks the number of active rigs. As rig count increases or decreases, so does the total available market for our services and products. Further, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs.
         It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services and conversely, during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services.
         The United States rig count increase in 2003 was primarily in gas drilling as gas prices remained high and operators continued to build gas storage levels before the 2003/2004 winter heating season. The overall increased North American rig count is being driven by higher oil and gas prices and demand for natural gas to replace working gas in storage for the 2003/2004 winter heating season.

         Overall outlook. For 2003, high commodity prices resulted in improved activity levels with average global rig counts up 19%. Nonetheless, reduced reinvestment rates by our customers meant that overall activity growth and offshore  activity in  particular  failed to meet  broader  expectations  of the market.
         The Energy Services Group experienced strong performance in Canada, the Middle East and Latin America in 2003. Mexico's performance was particularly strong as operating income there more than doubled.
         The Gulf of Mexico was an overall disappointment. The industry experienced a five percent year-over-year decline in the offshore Gulf of Mexico rig count and a reduction in deep water activity with a number of our key customers. As a result, we have started the process of reducing our cost structure in the Gulf of Mexico region and are refocusing our efforts towards more successful new products. Equally important, we have redeployed a number of people and assets to higher growth regions internationally, including Latin America and Asia.
         Our Drilling and Formation Evaluation segment saw excellent performance in logging, but our drilling services performance was adversely affected in the second half of the year by downturns of activity in the Gulf of Mexico and the United Kingdom sector of the North Sea. As a result, we are currently executing a plan to remove approximately $50 million of annual operating costs from drilling services. We expect to see a recovery of margins during 2004.
         The Energy Services Group also achieved significant growth in our new products and services in 2003. Overall, revenues associated with new technologies were higher than those of 2002 across a wide range of customers and geographies. We were particularly successful in our rotary steerables products, where we increased our revenues by 80% with an increase in our tool fleet of 25%.
         The signing of contracts for national data centers with the governments of Nigeria and Indonesia reinforces the successes we have had with national oil companies and their governments over the last few years, and is something we wish to build upon in 2004. Together with the data centers in Pakistan, the United Kingdom, Brazil, Norway, Australia, Canada and Houston, as well as the recent selection of Landmark as an operator of the Kazakhstan National Data Bank, we believe Halliburton is emerging as the clear leader for data center technology.
         We have also reexamined various joint ventures and recently announced an agreement to restructure two significant joint ventures with Shell, WellDynamics B.V. (an intelligent well completion joint venture), and Enventure Global Technologies LLC (an expandable casing joint venture). For Enventure, we elected to reduce our interests and transfer part of our interests to Shell. In return, we received significantly enhanced marketing and distribution rights for sand screens and liner hangers, which we believe are central to our business and offer major opportunities for profitable growth. In a similar strategic vein, we believe the majority stake we will secure in WellDynamics is better aligned with the core "Real Time Knowledge" strategy of our company.
         As we look forward, we see modest growth in the global market during 2004. Spears and Associates expects the United States rig count to average 1,050 rigs. For Canada, they are predicting an average of 362 rigs in 2004. Growth in international drilling activity is expected to remain positive over the coming year. The international rig count is expected by Spears to average 795 rigs in 2004 with 9,874 new wells forecasted to be drilled. We will be focused in 2004 on our operational efficiency and capital discipline, without compromising our ability to serve new growth markets in the future.
         Engineering and Construction Group
         Our Engineering and Construction Group, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide. Engineering and construction projects are generally longer term in nature than our Energy Services Group work and are impacted by more diverse drivers than short term fluctuations in oil and gas prices.
         Our government services opportunities are strong in the Middle East, United States, United Kingdom, and Australia. Spending on defense and security programs has been increasing in each of the major markets. These include support to military forces, security assessments and upgrades at military and government facilities and disaster and contingency relief at home and abroad. We believe governments will continue to look to the private sector to perform work traditionally done by those government agencies.
         The drive to monetize gas reserves in the Middle East, West Africa, Asia Pacific, Eurasia and Latin America, combined with strong demand for gas and liquefied natural gas (LNG) in the United States, Japan, Korea, Taiwan, China and India, has led to numerous gas to liquid, LNG liquefaction and gas development projects in the exporting regions as well as onshore or floating LNG terminals, and gas processing plants in the importing countries.
         Outsourcing of operations and maintenance work has been increasing worldwide, and we expect this trend to continue. An increasing number of independent oil companies are acquiring mature oilfield assets from major oil companies and are looking to outsource operations and maintenance capabilities. KBR is investing in technologies to optimize asset performance in both upstream and downstream oil and gas markets.
         We are also seeing significant business opportunities in the United Kingdom for major public infrastructure projects, which have been dominated for almost a decade by privately financed projects, and now account for 10% of the country's infrastructure capital spending. We have been involved with a significant number of these projects, and we expect to build on that business using our experience with pulling together complex project financing arrangements and managing partnerships.
         Engineering and construction contracts can be broadly categorized as either fixed-price (sometimes referred to as lump sum) or cost reimbursable contracts. Some contracts can involve both fixed-price and cost reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must pre-determine both the quantities of work to be performed and the costs associated with executing the work. The risks to us arise, from among other things:
              - uncertainty in estimating the technical aspects and effort involved to accomplish the work within the contract schedule;
              -   labor availability and productivity; and
              - supplier and subcontractor pricing and performance. Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
              - bidding a fixed-price and completion date before detailed engineering work has been performed;
              - bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
              - bidding a fixed-price and completion date before finalizing subcontractors' terms and conditions;
              - subcontractor's individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
              -   contracts covering long periods of time;
              -   contract values generally for large amounts; and
              -   contracts   containing    significant    liquidated    damages
                  provisions.
         Cost reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.

         The approximate percentages of revenues attributable to fixed-price and cost reimbursable engineering and construction segment contracts are as follows:

               Fixed-Price         Cost
                               Reimbursable
----------------------------------------------
    2003           24%             76%
    2002           47%             53%
    2001           41%             59%
==============================================

         An important aspect of our 2002 reorganization was to look closely at each of our products and services to ensure that risks can be properly evaluated and that they are self-sufficient, including their use of capital and liquidity. In that process, we found that the engineering, procurement, installation and commissioning, or EPIC, of offshore projects involved a disproportionate risk and were using a large share of our bonding and letter of credit capacity relative to profit contribution. Accordingly, we determined to not pursue those types of projects in the future. We have six fixed-price EPIC offshore projects underway, and we are fully committed to successful completion of these projects, several of which are substantially complete.
         The reshaping of our offshore business away from lump-sum EPIC contracts to cost reimbursement services has been marked by some significant new work. During the first quarter of 2004 we signed a major reimbursable engineering, procurement, and construction management, or EPCM, contract for a West African oilfield development. This is a major award under our new EPCM strategy. We are also pursuing program management opportunities in deep-water locations around the world. These efforts, implemented under our new strategy, are allowing us to utilize our global resources to continue to be a leader in the offshore business.

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

REVENUES:                                                             Increase/     Percentage
Millions of dollars                         2003          2002       (Decrease)       Change
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation         $   1,643     $   1,633     $      10         0.6%
Fluids                                        2,039         1,815           224        12.3
Production Optimization                       2,766         2,554           212         8.3
Landmark and Other Energy Services              547           834          (287)      (34.4)
-------------------------------------------------------------------------------------------------
    Total Energy Services Group               6,995         6,836           159         2.3
Engineering and Construction Group            9,276         5,736         3,540        61.7
-------------------------------------------------------------------------------------------------
Total revenues                            $  16,271     $  12,572     $   3,699        29.4%
=================================================================================================

Geographic - Energy Services Group segments only:
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation:
    North America                         $     558     $     549     $       9         1.6%
    Latin America                               261           251            10         4.0
    Europe/Africa                               312           344           (32)       (9.3)
    Middle East/Asia                            512           489            23         4.7
-------------------------------------------------------------------------------------------------
         Subtotal                             1,643         1,633            10         0.6
-------------------------------------------------------------------------------------------------
Fluids:
    North America                               990           934            56         6.0
    Latin America                               258           216            42        19.4
    Europe/Africa                               452           381            71        18.6
    Middle East/Asia                            339           284            55        19.4
-------------------------------------------------------------------------------------------------
         Subtotal                             2,039         1,815           224        12.3
-------------------------------------------------------------------------------------------------
Production Optimization:
    North America                             1,345         1,264            81         6.4
    Latin America                               317           277            40        14.4
    Europe/Africa                               562           556             6         1.1
    Middle East/Asia                            542           457            85        18.6
-------------------------------------------------------------------------------------------------
         Subtotal                             2,766         2,554           212         8.3
-------------------------------------------------------------------------------------------------
Landmark and Other Energy Services:
    North America                               192           284           (92)      (32.4)
    Latin America                                71           102           (31)      (30.4)
    Europe/Africa                               116           297          (181)      (60.9)
    Middle East/Asia                            168           151            17        11.3
-------------------------------------------------------------------------------------------------
         Subtotal                               547           834          (287)      (34.4)
-------------------------------------------------------------------------------------------------
Total Energy Services Group revenues      $   6,995     $   6,836     $     159         2.3%
=================================================================================================

OPERATING INCOME (LOSS):                                              Increase/     Percentage
Millions of dollars                         2003          2002       (Decrease)       Change
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation         $   177       $    160      $     17         10.6%
Fluids                                        251            202            49         24.3
Production Optimization                       421            384            37          9.6
Landmark and Other Energy Services            (23)          (108)           85         78.7
-------------------------------------------------------------------------------------------------
    Total Energy Services Group               826            638           188         29.5
Engineering and Construction Group            (36)          (685)          649         94.7
General corporate                             (70)           (65)           (5)        (7.7)
-------------------------------------------------------------------------------------------------
Operating income (loss)                   $   720       $   (112)     $    832           NM
=================================================================================================

Geographic - Energy Services Group segments only:
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation:
    North America                        $     60       $     70      $   (10)        (14.3)%
    Latin America                              30             29            1           3.4
    Europe/Africa                              30             (6)          36            NM
    Middle East/Asia                           57             67          (10)        (14.9)
-------------------------------------------------------------------------------------------------
         Subtotal                             177            160           17          10.6
-------------------------------------------------------------------------------------------------
Fluids:
    North America                             104            119          (15)        (12.6)
    Latin America                              52             33           19          57.6
    Europe/Africa                              48             20           28         140.0
    Middle East/Asia                           47             30           17          56.7
-------------------------------------------------------------------------------------------------
         Subtotal                             251            202           49          24.3
-------------------------------------------------------------------------------------------------
Production Optimization:
    North America                             202            228          (26)        (11.4)
    Latin America                              75             41           34          82.9
    Europe/Africa                              52             46            6          13.0
    Middle East/Asia                           92             69           23          33.3
-------------------------------------------------------------------------------------------------
         Subtotal                             421            384           37           9.6
-------------------------------------------------------------------------------------------------
Landmark and Other Energy Services:
    North America                             (60)          (218)         158          72.5
    Latin America                               8              5            3          60.0
    Europe/Africa                              17            118         (101)        (85.6)
    Middle East/Asia                           12            (13)          25            NM
-------------------------------------------------------------------------------------------------
         Subtotal                             (23)          (108)          85          78.7
-------------------------------------------------------------------------------------------------
Total Energy Services Group
    operating income                     $    826       $    638      $   188          29.5%
=================================================================================================

         NM - Not Meaningful

         The increase in consolidated revenues for 2003 compared to 2002 was largely attributable to activity in our government services projects, primarily work in the Middle East. International revenues were 73% of total revenues in 2003 and 67% of total revenues in 2002, with the increase attributable to our government services projects. The United States Government has become a major customer of ours with total revenues of approximately $4.2 billion, or 26% of total consolidated revenues, for 2003. Revenues from the United States Government during 2002 represented less than 10% of total consolidated revenues. The consolidated operating income increase in 2003 compared to 2002 was again largely attributable to our government services projects and the absence of the $644 million in asbestos and silica charges and restructuring charges which occurred in 2002. During 2003, Iraq related work contributed approximately $3.6 billion in consolidated revenues and $85 million in consolidated operating income, a 2.4% margin before corporate costs and taxes. In addition, we recorded a loss on the Barracuda-Caratinga project of $238 million in 2003 as compared to a $117 million loss in 2002. Our Energy Services Group segments accounted for approximately $188 million of the increase.
         Following is a discussion of our results of operations by reportable segment.
         Drilling and Formation Evaluation revenues were essentially flat. Logging and perforating services revenues increased $25 million, primarily due to higher average year-over-year rig counts in the United States and Mexico, partially offset by lower sales in China and reduced activity in Venezuela. Drill bits revenues increased $21 million, benefiting from the increased rig counts in the United States and Canada. Drilling services revenue for 2003 was negatively impacted by $79 million compared to 2002 due to the sale of Mono Pumps in January 2003. The remainder of drilling services revenue increased $34 million compared to 2002 as contracts that were expiring were more than offset by new contracts, primarily in West Africa, the Middle East and Ecuador. Also impacting drilling services were significant price discounts in the fourth quarter of 2003 on basic drilling services and rotary steerables in the United Kingdom. International revenues were 72% of total segment revenues in both 2003 and 2002.
         The increase in operating income for the segment was primarily driven by logging and perforating services, which increased operating income by $32 million, a result of increased rig counts internationally, lower discounts in the United States and the absence of start-up costs incurred in 2002. Operating income for 2003 also included a $36 million gain ($24 million in North America and $12 million in Europe/Africa) on the sale of Mono Pumps. Operating income for drilling services decreased by $49 million and $9 million for drill bits compared to 2002 due to lower activity in Venezuela, pricing pressures in the United States, severance expense, and facility consolidation expenses. Drilling services operating income for 2003 was negatively impacted by $5 million compared to 2002 due to the sale of Mono Pumps.
         Fluids increase in revenues was driven by drilling fluids sales increase of $101 million and cementing activities increase of $121 million compared to 2002. Cementing benefited from higher land rig counts in the United States. Both drilling fluids and cementing revenues benefited from increased activity in Mexico, primarily with PEMEX, which offset lower activity in Venezuela. Drilling fluids also benefited from price improvements on certain contracts in Europe/Africa. International revenues were 56% of total revenues in 2003 compared to 52% in 2002.
         The Fluids segment operating income increase was a result of drilling fluids increasing $29 million and cementing services increasing $24 million compared to 2002, partially offset by lower results of $4 million from Enventure. Drilling fluids benefited from higher sales of biodegradable drilling fluids and improved contract terms. Those benefits were partially offset by contract losses in the Gulf of Mexico and United States pricing pressures in 2003. Cementing operating income primarily increased in Middle East/Asia due to collections on previously reserved receivables, certain start-up costs in 2002, and higher margin work. All regions showed improved segment operating income in 2003 compared to 2002, except North America, which was impacted by the decrease in activity from the higher margin offshore business in the Gulf of Mexico.
         Production Optimization increase in revenues was mainly attributable to production enhancement services, which increased $187 million compared to 2002, driven by higher activity in the Middle East following the end of the war in Iraq and increased rig count in Mexico and North America. In addition, sales of tools and testing services increased $40 million compared to 2002 due primarily to increased land rig counts in North America, increased activity in Brazil due to higher activity with national and international oil companies in deepwater and increased rig activity in Mexico. These increases were partially offset by lower sales of completion products and services of $5 million, primarily in the United States due to lower activity in the Gulf of Mexico and the United Kingdom. The May 2003 sale of Halliburton Measurement Systems had a $24 million negative impact on segment revenues in 2003 compared to 2002. The improvement in revenues more than offset the $9 million in equity losses from the Subsea 7, Inc. joint venture. International revenues were 56% of segment revenues in 2003 compared to 53% in 2002 as activity picked up in the Middle East following the end of the war in Iraq.

         The Production Optimization operating income increase included a $24 million gain on the sale of Halliburton Measurement Systems in North America, offset by inventory write-downs.
         Landmark and Other Energy Services decrease in revenues compared to 2002 was primarily due to the contribution of most of the assets of Halliburton Subsea to Subsea 7, Inc. which, beginning in May 2002, was reported on an equity basis. This accounted for approximately $200 million of the decrease. The sale of Wellstream in March 2003 also contributed $49 million to the decrease. Revenues for Landmark Graphics were down $13 million compared to 2002 due to the general weakness in information technology spending. International revenues were 68% of segment revenues in 2003 compared to 74% in 2002. The decrease is the result of the contribution of the Halliburton Subsea assets to Subsea 7, Inc. which mainly conducts operations in the North Sea.
         Segment operating loss was $23 million in 2003 compared to a loss of $108 million in 2002. Included in 2003 were a $15 million loss on the sale of Wellstream ($11 million in North America and $4 million in Europe/Africa) and a $77 million charge related to the October 2003 verdict in the Anglo-Dutch lawsuit, which impacted North America results. The significant items affecting operating income in 2002 included:
              - $108 million gain on the sale of European Marine Contractors Ltd in Europe/Africa;
              - $98 million charge for BJ Services patent infringement lawsuit accrual in North America;
              - $79 million loss on the impairment of our 50% equity investment in the Bredero-Shaw joint venture in North America; and
              - $64 million in expense related to restructuring charges ($51 million in North America, $3 million in Latin America, $7 million in Europe/Africa, and $3 million in Middle East/Asia).
         During 2003, Landmark Graphics achieved its highest operating income and highest operating margins since we acquired it as operating income increased $8 million or 18% over 2002.
         Engineering and Construction Group increase in revenues compared to 2002 was due to increased activity in Iraq for the United States government, and, to a lesser extent, a $264 million increase on other government projects and a $161 million increase on LNG and oil and gas projects in Africa. Partially offsetting the revenue increases are lower revenues earned on the Barracuda-Caratinga project in Brazil and a $111 million decrease on industrial services projects in the United States and production services projects globally.
         Engineering and Construction Group operating loss improvement in 2003 was due to government related activities, partially related to operations in the Middle East for Iraq related work and a $14 million increase in income from other government projects. Also contributing to the improved results were income from liquefied natural gas projects in Africa and $18 million in favorable adjustments to insurance reserves as a result of revised actuarial valuations and other changes in estimates in 2003. Partially offsetting the 2003 improvement are losses recognized on the Barracuda-Caratinga project in Brazil of $238 million, losses on a hydrocarbon project in Belgium and lower income on a liquefied natural gas project in Malaysia due to project completion. Included in the 2002 loss was a charge of $644 million for asbestos and silica liabilities, $18 million of restructuring charges, and a Barracuda-Caratinga project loss of $117 million.
         General corporate in 2002 included a $29 million pretax gain for the value of stock received from the demutualization of an insurance provider, partially offset by 2002 restructuring charges of $25 million. The higher 2003 expenses also relate to preparations for the certifications required under
Section 404 of the Sarbanes-Oxley Act.

NONOPERATING ITEMS

         Interest expense increased $26 million in 2003 compared to 2002. The increase was due primarily to $30 million in interest on the $1.2 billion convertible notes issued in June 2003 and the $1.05 billion senior floating and fixed notes issued in October 2003. The increase was partially offset by $5 million in pre-judgment interest recorded in 2002 related to the BJ Services patent infringement judgment and $296 million of scheduled debt repayments in 2003.
         Foreign currency losses, net for 2003 included gains in Canada offset by losses in the United Kingdom and Brazil. Losses in 2002 were due to negative developments in Brazil, Argentina and Venezuela.
         Provision for income taxes of $234 million resulted in an effective tax rate on continuing operations of 38.2% in 2003. The provision was $80 million in 2002 on a net loss from continuing operations. The inclusion of asbestos accruals in continuing operations for 2002 was the primary cause of the unusual 2002 effective tax rate on continuing operations. There are no asbestos charges or related tax accruals included in continuing operations for 2003. Our impairment loss on Bredero-Shaw during 2002 could not be benefited for tax purposes due to book and tax basis differences in that investment and the limited benefit generated by a capital loss carryback. However, due to changes in circumstances regarding prior years, we are now able to carry back a portion of the capital loss, which resulted in an $11 million benefit in 2003.
         Loss from discontinued operations, net of tax of $1.151 billion in 2003 was due to the following:
              - asbestos and silica liability was increased to reflect the full amount of the proposed settlement as a result of the Chapter 11 proceeding;
              - charges related to our July 2003 funding of $30 million for the debtor-in-possession financing to Harbison-Walker in connection with its Chapter 11 proceedings that is expected to be forgiven by Halliburton on the earlier of the effective date of a plan of reorganization for DII Industries or the effective date of a plan of reorganization for Harbison-Walker acceptable to DII Industries;
              - $10 million allowance for an estimated portion of uncollectible amounts related to the insurance receivables purchased from Harbison-Walker;
              - professional fees associated with the due diligence, printing and distribution cost of the disclosure statement and other aspects of the proposed settlement for asbestos and silica liabilities; and
              - a release of environmental and legal reserves related to indemnities that were part of our disposition of the Dresser Equipment Group and are no longer needed.
         The loss of $652 million in 2002 was due primarily to charges recorded for asbestos and silica liabilities and a $40 million payment associated with the Harbison-Walker Chapter 11 filing.
         The provision for income taxes on discontinued operations was $6 million in 2003 compared to a tax benefit of $154 million in 2002. We established a valuation allowance for the net operating loss carryforward created by the 2003 asbestos and silica charges resulting in a minimal tax effect. In 2002, we recorded a $119 million valuation allowance in discontinued operations related to the asbestos and silica accrual.
         Cumulative effect of change in accounting principle, net was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations."

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

REVENUES                                                              Increase/     Percentage
Millions of dollars                        2002           2001       (Decrease)       Change
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation        $   1,633      $    1,643    $     (10)         (0.6)%
Fluids                                       1,815           2,065         (250)        (12.1)
Production Optimization                      2,554           2,803         (249)         (8.9)
Landmark and Other Energy Services             834           1,300         (466)        (35.8)
-------------------------------------------------------------------------------------------------
    Total Energy Services Group              6,836           7,811         (975)        (12.5)
Engineering and Construction Group           5,736           5,235          501           9.6
-------------------------------------------------------------------------------------------------
Total revenues                           $  12,572      $   13,046    $    (474)         (3.6)%
=================================================================================================

OPERATING INCOME (LOSS)                                               Increase/     Percentage
Millions of dollars                        2002           2001       (Decrease)       Change
-------------------------------------------------------------------------------------------------
Drilling and Formation Evaluation        $     160      $      171    $     (11)         (6.4)%
Fluids                                         202             308         (106)        (34.4)
Production Optimization                        384             528         (144)        (27.3)
Landmark and Other Energy Services            (108)             29         (137)          NM
-------------------------------------------------------------------------------------------------
    Total Energy Services Group                638           1,036         (398)        (38.4)
Engineering and Construction Group            (685)            111         (796)          NM
General corporate                              (65)            (63)          (2)         (3.2)
-------------------------------------------------------------------------------------------------
Operating income (loss)                  $    (112)     $    1,084    $  (1,196)          NM
=================================================================================================

         NM - Not Meaningful

         Consolidated revenues for 2002 were $12.6 billion, a decrease of 4% compared to 2001. International revenues comprised 67% of total revenues in 2002 and 62% in 2001. International revenues increased $298 million in 2002 partially offsetting a $772 million decline in the United States where oilfield services drilling activity declined 28%, putting pressure on pricing.
         Drilling and Formation Evaluation revenues declined slightly in 2002 compared to 2001. Approximately $62 million of the decrease was in logging and perforating services primarily due to lower North American activity. An additional $21 million of the change resulted from decreased drill bit revenue principally in North America. These decreases were offset by $74 million of increased drilling systems activity primarily in international locations such as Saudi Arabia, Thailand, Mexico, Brazil, and the United Arab Emirates. On a geographic basis, the decline in revenue is attributable to lower levels of rig activity in North America, putting pressure on pricing of work in the United States. Latin America revenues decreased 1% as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions and the national strike. International revenues were 72% of Drilling and Formation Evaluation's revenues in 2002 as compared to 66% in 2001.
         Operating income for the segment declined 6% in 2002 compared to 2001. Approximately $37 million of the decrease related to reduced operating income in logging and perforating and $8 million related to the drill bits business, both affected by the reduced oil and gas drilling activity in North America. Offsetting these declines was a $22 million increase in drilling systems operating income due to improved international activity. On a geographic basis, the decline in operating income is attributable to lower levels of rig activity and pricing pressures in North America. The decrease in North America operating income was partially offset by higher operating income from international sources in Brazil, Mexico, Algeria, Angola, Egypt, China, and Saudi Arabia.
         Fluids revenues decreased 12% in 2002 compared to 2001. Approximately $89 million related to a decrease in drilling fluids revenues primarily in North America. An additional $160 million related to decreases in cementing sales arising primarily from reduced rig counts in North America. On a geographic basis, the decline in revenue is attributable to lower levels of activity in North America, putting pressure on pricing of work in the United States. Latin America revenues decreased 13% as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions and the national strike. International revenues were 52% of Fluids revenues in 2002 as compared to 45% in 2001.
         Operating income for the segment decreased 34% in 2002 compared to 2001. Drilling fluids contributed $35 million of the decrease, primarily due to the reduced level of oil and gas drilling in North America. In addition, the cementing business, which was also affected by reduced oil and gas drilling in North America, represented $70 million of the decline. On a geographic basis, the decline in operating income is attributable to lower levels of activity and pricing pressures in North America. The decrease in North America operating income was partially offset by higher operating income from Mexico, Algeria, Angola, the United Kingdom, and Saudi Arabia.
         Production Optimization revenues decreased 9% in 2002 compared to 2001. Approximately $197 million of the decrease related to reduced production enhancement sales primarily due to decreased rig counts in North America. Further, $56 million of the decrease resulted from lower completion products and services sales primarily in North America. Production Optimization includes our 50% ownership interest in Subsea 7, Inc., which began operations in May 2002 and is accounted for on the equity method of accounting. On a geographic basis, the decline in revenue is attributable to lower levels of activity in North America, putting pressure on pricing of work in the United States. Latin America revenues decreased five percent as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain political conditions and a national strike. International revenues were 53% of Production Optimization's revenues in 2002 as compared to 44% in 2001.
         Operating income for the segment decreased 27% in 2002 compared to 2001. Production enhancement results contributed $149 million of the decrease and tools and testing services contributed $5 million, both affected primarily by the reduced oil and gas drilling in North America. Offsetting these decreases was an $11 million increase in completion products and services operating income due to higher international activity which more than offset reduced oil and gas drilling in North America. On a geographic basis, the decline in operating income is due to reduced rig counts and activity and pricing pressures in North America, partially offset by higher operating income from international sources in Brazil, Mexico, Algeria, Angola, Egypt, the United Kingdom, China, Oman, and Saudi Arabia.
         Landmark and Other Energy Services revenues declined 36% in 2002 compared to 2001. Approximately $117 million of the decline is from lower revenues from integrated solutions projects as a result of the sale of several properties during 2002. In addition, approximately $353 million of the decline is due to lower revenues from the remaining subsea operations. Most of the assets of Halliburton Subsea were contributed to the formation of Subsea 7, Inc. (which was formed in May 2002 and is accounted for under the equity method in our Production Optimization segment). Offsetting the decline is a $40 million increase in software and professional services revenues due to strong 2002 sales in all geographic areas by Landmark Graphics.
         Operating loss for the segment was $108 million in 2002 compared to $29 million in operating income in 2001. Significant factors influencing the results included:
              - $108 million gain on the sale of our 50% interest in European Marine Contractors in 2002;
              - $98 million charge recorded in 2002 related to patent infringement litigation;
              - $79 million loss on the sale of our 50% equity investment in the Bredero-Shaw joint venture in 2002;
              - $66 million of impairments recorded in 2002 on integrated solutions projects primarily in the United States, Indonesia and Colombia, partially offset by net gains of $45 million on 2002 disposals of properties in the United States; and
              -   $64 million in 2002 restructuring charges.

         In addition, Landmark Graphics experienced $32 million in improved profitability on sales of software and professional services.
         Engineering and Construction Group revenues increased $501 million, or 10%, in 2002 compared to 2001. Year-over-year revenues were $150 million higher in North America and $351 million higher outside North America. Several major projects were awarded in 2001 and 2002, which combined with other major ongoing projects, resulted in approximately $756 million of increased revenue, including:
              - liquefied natural gas and gas projects in Algeria, Nigeria, Chad, Cameroon and Egypt; and
              -   the Belenak offshore project in Indonesia.
         Activities in the Barracuda-Caratinga project in Brazil were also increasing in 2002, which generated higher revenue in comparison to 2001. Partially offsetting the increasing activities in the new projects was a $446 million reduction in revenue due to reduced activity of a major project at our shipyard in the United Kingdom, a gas project in Algeria, lower volumes of United States government logistical support in the Balkans and reduced downstream maintenance work.
         Operating loss for the segment of $685 million in 2002 compared to operating income of $111 million in 2001. Significant factors influencing the results included:
              -   $644 million  of expenses  related to net  asbestos and silica liabilities recorded in 2002 compared to $11 million in asbestos charges recorded in 2001;
              - an increase in our total probable unapproved claims during 2002 which reduced reported losses by approximately $158 million as compared to 2001;
              -   $18 million in 2002 restructuring costs; and
              -   goodwill amortization in 2001 of $18 million.
         Further, operating income in 2002 was negatively impacted by loss provisions on offshore engineering, procurement, installation and commissioning work in Brazil ($117 million on Barracuda-Caratinga) and the Philippines ($36 million). The 2002 operating income was also negatively impacted by the completion of a gas project in Algeria during 2002 and construction work in North America. Partially offsetting the declines was increased income levels on an ongoing liquefied natural gas project in Nigeria, the Alice Springs to Darwin Rail Line project in Australia, and government projects in the United States, the United Kingdom and Australia.
         In 2002, we recorded no amortization of goodwill due to the adoption of SFAS No. 142. For 2001, we recorded $42 million in goodwill amortization ($18 million in Engineering and Construction Group, $17 million in Landmark and Other Energy Services, $5 million in Production Optimization, and $2 million in Drilling and Formation Evaluation).
         General corporate expenses were $65 million for 2002 as compared to $63 million in 2001. Expenses in 2002 include restructuring charges of $25 million and a gain from the value of stock received from demutualization of an insurance provider of $29 million.

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

         Provision for income taxes was $80 million in 2002 compared to a provision for income taxes of $384 million in 2001. In 2002, the effective tax rate was impacted by our asbestos and silica accrual recorded in continuing operations and losses on our Bredero-Shaw disposition. The asbestos and silica accrual generates a United States Federal deferred tax asset which was not fully benefited because we anticipate that a portion of the asbestos and silica deduction will displace foreign tax credits and those credits will expire unutilized. As a result, we have recorded a $114 million valuation allowance in continuing operations and $119 million in discontinued operations associated with the asbestos and silica accrual, net of insurance recoveries. In addition, continuing operations has recorded a valuation allowance of $49 million related to potential excess foreign tax credit carryovers. Further, our impairment loss on Bredero-Shaw cannot be fully benefited for tax purposes due to book and tax basis differences in that investment and the limited benefit generated by a capital loss carryback. Settlement of unrealized prior period tax exposures had a favorable impact to the overall tax rate.
         Minority interest in net income of subsidiaries in 2002 was $38 million as compared to $19 million in 2001. The increase was primarily due to increased activity in Devonport Management Limited.
         Loss from continuing operations was $346 million in 2002 compared to income from continuing operations of $551 million in 2001.
         Loss from discontinued operations was $806 million pretax, $652 million after tax, or $1.51 per diluted share in 2002 compared to a loss of $62 million pretax, $42 million after tax, or $0.10 per diluted share in 2001. The loss in 2002 was due primarily to charges recorded for asbestos and silica liabilities. The pretax loss for 2001 represents operating income of $37 million from Dresser Equipment Group through March 31, 2001 offset by a $99 million pretax asbestos accrual primarily related to Harbison-Walker.
         Gain on disposal of discontinued operations of $299 million after tax, or $0.70 per diluted share, in 2001 resulted from the sale of our remaining businesses in the Dresser Equipment Group in April 2001.
         Cumulative effect of accounting change, net in 2001 of $1 million reflects the impact of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities." After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
         Net loss for 2002 was $998 million, or $2.31 per diluted share. Net income for 2001 was $809 million, or $1.88 per diluted share.

CRITICAL ACCOUNTING ESTIMATES

         The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:
              - percentage-of-completion accounting for our long-term engineering and construction contracts;
              -   accounting for government contracts;
              -   allowance for bad debts;
              - forecasting our effective tax rate, including our ability to utilize foreign tax credits and the realizability of deferred tax assets;
              -   asbestos and silica insurance recoveries; and
              -   litigation matters.

         We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.
         Percentage of completion
         We account for our revenues on long-term engineering and construction contracts on the percentage-of-completion method. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our predictions of future outcomes which include:
              -   estimates of the total cost to complete the project;
              -   estimates of project schedule and completion date;
              -   estimates of the percentage the project is complete; and
              -   amounts of  any probable  unapproved claims  and change orders included in revenues.
         At the onset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims and change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.
         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We are actively engaged in claims negotiations with our customers and the success of claims negotiations have a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.
         Significant projects are reviewed in detail by senior engineering and construction management at least quarterly. Preparing project cost estimates and percentages of completion is a core competency within our engineering and construction businesses. We have a long history of dealing with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor disruptions and timely availability of materials, and other factors as outlined in our "Forward-Looking Information and Risk Factors". These factors can affect the accuracy of our estimates and materially impact our future reported earnings.
         Accounting for government contracts
         Most of the services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a guaranteed percentage applied to our estimated costs to complete the work adjusted for general, administrative and overhead costs) and a maximum award fee (subject to our customer's discretion and tied to the specific performance measures defined in the contract). The general, administrative and overhead fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Award fees are generally evaluated and granted by our customer periodically. Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Services under our RIO, LogCAP and Balkans support contracts are examples of these types of arrangements.
         For these contracts, base fee revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.
         For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Our estimates are often based on our past award experience for similar types of work. As a result of our adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," for contracts entered into subsequent to June 30, 2003, we will not recognize award fees for the services portion of the contract based on estimates. Instead, they will be recognized only when awarded by the customer. Award fees on the construction portion of the contract will still be recognized based on estimates in accordance with SOP 81-1. There were no government contracts affected by EITF 00-21 in 2003.
         Allowance for bad debts
         We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and other factors such as whether the receivables involve retentions or billing disputes. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts.
         Tax accounting
         We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We apply the following basic principles in accounting for our income taxes:
              -   a  current  tax  liability  or  asset  is  recognized  for the estimated taxes  payable or refundable on  tax returns for the current year;
              -   a  deferred  tax  liability  or  asset  is  recognized for the
                  estimated  future  tax   effects  attributable   to  temporary
                  differences and carryforwards;
              -   the  measurement of current and deferred tax  liabilities  and assets is based on provisions of the enacted tax law and the effects of potential future changes in tax laws or rates are not considered; and
              -   the value of deferred tax assets is reduced, if necessary,  by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
         We determine deferred taxes separately for each tax-paying component (an entity or a group of entities that is consolidated for tax purposes) in each tax jurisdiction. That determination includes the following procedures:

              - identifying the types and amounts of existing temporary differences;
              - measuring the total deferred tax liability for taxable temporary differences using the applicable tax rate;
              - measuring the total deferred tax asset for deductible temporary differences and operating loss carryforwards using the applicable tax rate;
              - measuring the deferred tax assets for each type of tax credit carryforward; and
              - reducing the deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
         The valuation allowance recorded on tax benefits arising from asbestos and silica liabilities attributable to displaced foreign tax credits is determined quarterly based on an estimate of the future foreign taxes that would be creditable but for the asbestos and silica liabilities, the tax loss carryforwards that these deductions will generate in the future and future estimated taxable income. Any changes to these estimates, which could be material, are recorded in the quarter they arise, if they relate to future years, and/or by adjusting the annual effective tax rate, if they relate to the current year.
         Our methodology for recording income taxes requires a significant amount of judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create large variances between actual results and estimates. The process involves making forecasts of current and future years' United States and foreign taxable income, estimating foreign tax credit utilization and evaluating the feasibility of implementing certain tax planning strategies. Unforeseen events, such as the timing of asbestos and silica settlements and other tax timing issues, may significantly affect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes related to both continuing and discontinued operations.
         Asbestos and silica insurance recoveries
         Concurrent with the remeasurement of our asbestos and silica liability due to the pre-packaged Chapter 11 filing, we evaluated the appropriateness of the $2 billion recorded for asbestos and silica insurance recoveries. In doing so, we separately evaluated two types of policies:
              - policies held by carriers with which we had either settled or which were probable of settling and for which we could reasonably estimate the amount of the settlement; and
              -   other policies.
         In December 2003 we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
              - reviewed DII Industries' historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries' 15-year litigation and settlement history;
              - reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
              - reviewed the terms of DII Industries' prior and current coverage-in-place settlement agreements;
              - reviewed the status of DII Industries' and Kellogg Brown & Root's current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              - analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.

         Navigant Consulting's analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting's analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
         In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain Underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's Underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London Market Company Insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and non-appealable. A second payment of $75 million will be made eighteen months after the first payment.
         As of December 31, 2003, we developed our best estimate of the asbestos and silica insurance receivables as follows:
              -   included  $575 million of  insurance  recoveries  from Equitas based on the January 2004 comprehensive agreement;
              -   included  insurance recoveries  from other  specific  insurers with whom we had settled;
              -   estimated insurance recoveries from specific  insurers that we
                  are  probable  of  settling   with  and  for  which  we  could
                  reasonably  estimate  the  amount  of  the  settlement.   When
                  appropriate, these estimates considered prior settlements with insurers with similar facts and circumstances; and
              -   estimated insurance recoveries for all other policies with the assistance of the Navigant Consulting study.
         The estimate we developed as a result of this process was consistent with the amount of asbestos and silica receivables already recorded as of December 31, 2003, causing us not to significantly adjust our recorded insurance asset at that time. Our estimate was based on a comprehensive analysis of the situation existing at that time which could change significantly in the both near- and long-term period as a result of:
              -   additional settlements with insurance companies;
              -   additional insolvencies of carriers; and
              -   legal interpretation  of  the  type  and  amount  of  coverage available to us.
         Currently, we cannot estimate the time frame for collection of this insurance receivable, except as described earlier with regard to the Equitas settlement.
         Projecting future events is subject to many uncertainties that could cause the asbestos and silica insurance recoveries to be higher or lower than those projected and accrued, such as:
              -   future settlements with insurance carriers;
              -   coverage  issues among  layers of  insurers issuing  different policies to different policyholders over extended periods of time;

              - the impact on the amount of insurance recoverable in light of the Harbison-Walker and Federal-Mogul bankruptcies. See Note 11 to our consolidated financial statements; and
              -   the continuing solvency of various insurance companies.
         We could ultimately recover, or may agree in settlement of litigation to recover, less insurance reimbursement than the insurance receivable recorded in our consolidated financial statements. In addition, we may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of insurance proceeds. If we agree to any such settlements, we likely would recover less than the recorded amount of insurance receivables, which would result in an additional charge to our consolidated statement of operations.
         Litigation. We are currently involved in other legal proceedings not involving asbestos and silica. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2003, we have accrued an estimate of the probable costs for the resolution of these claims. Attorneys in our legal department specializing in litigation claims monitor and manage all claims filed against us. The estimate of probable costs related to these claims is developed in consultation with outside legal counsel representing us in the defense of these claims. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We attempt to resolve claims through mediation and arbitration proceedings where possible. If the actual settlement costs and final judgments, after appeals, differ from our estimates, our future financial results may be adversely affected.

OFF BALANCE SHEET RISK

         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables. Collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.
         The amount of undivided interests which can be sold under the program varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and could from time to time sell additional undivided ownership interests. In July 2003, however, the balance outstanding under this facility was reduced to zero. The total amount outstanding under this facility continued to be zero as of December 31, 2003.

FINANCIAL INSTRUMENT MARKET RISK

         We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates and to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management program is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:

              -   volatility of the currency rates;
              -   time horizon of the derivative instruments;
              -   market cycles; and
              -   the type of derivative instruments used.
         We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material. See Note 1 to the consolidated financial statements for additional information on our accounting policies on derivative instruments. See Note 18 to the consolidated financial statements for additional disclosures related to derivative instruments.
         Interest rate risk. We have exposure to interest rate risk from our long-term debt.
         The following table represents principal amounts of our long-term debt at December 31, 2003 and related weighted average interest rates by year of maturity for our long-term debt.

Millions of dollars           2004       2005      2006      2007      2008    Thereafter    Total
------------------------------------------------------------------------------------------------------
Fixed rate debt               $   1      $   3     $ 284     $   -    $ 150     $2,625      $ 3,063
Weighted average
    interest rate               9.5%      10.9%      6.0%        -      5.6%       5.0%         5.1%
Variable rate debt            $  21      $ 321     $  21     $  10    $   1     $    -      $   374
Weighted average
    interest rate               4.8%       2.8%      4.8%      4.8%     5.6%         -          3.1%
======================================================================================================

         The fair market value of long-term debt was $3.6 billion as of December 31, 2003.

ENVIRONMENTAL MATTERS

         We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:
              -   the Comprehensive  Environmental  Response,  Compensation  and
                  Liability Act;
              -   the Resources Conservation and Recovery Act;
              -   the Clean Air Act;
              -   the Federal Water Pollution Control Act; and
              -   the Toxic Substances Control Act.
         In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal and regulatory requirements by which we must abide.
         We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability. As of December 31, 2003, those nine sites accounted for approximately $7 million of our total $31 million liability. See Note 13 to the consolidated financial statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-K are forward-looking and use words like "may," "may not," "believes," "do not believe," "expects," "do not expect," "anticipates," "do not anticipate," and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public.
Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
         We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-Q and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
         While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations, including risks relating to:

Asbestos and Silica Liability
         Our ability to complete our proposed settlement and plan of reorganization
         As  contemplated  by our  proposed  settlement  of asbestos  and silica personal injury claims, DII Industries, Kellogg Brown & Root and our other affected subsidiaries (collectively referred to herein as the "debtors") filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. Although the debtors have filed Chapter 11 proceedings and we are proceeding with the proposed settlement, completion of the settlement remains subject to several conditions, including the requirements that the bankruptcy court confirm the plan of reorganization and the federal district court affirm such confirmation, and that the bankruptcy court and federal district court orders become final and non-appealable. Completion of the proposed settlement is also conditioned on continued availability of financing on terms acceptable to us in order to allow us to fund the cash amounts to be paid in the settlement. There can be no assurance that such conditions will be met.
         The requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
              -   the plan of reorganization complies with applicable provisions of the United States Bankruptcy Code;
              -   the  debtors  have  complied  with  the applicable  provisions of the United States Bankruptcy Code;
              -   the trusts will  value  and  pay similar  present  and  future claims in substantially the same manner; and
              -   the plan of reorganization has been proposed in good faith and not by any means forbidden by law.
         The bankruptcy court presiding over the Chapter 11 proceedings has scheduled a hearing on confirmation of the proposed plan of reorganization for May 10 through 12, 2004. Some of the insurance carriers of DII Industries and Kellogg Brown & Root have filed various motions in and objections to the Chapter 11 proceedings in an attempt to seek dismissal of the Chapter 11 proceedings or to delay the proposed plan of reorganization. The motions and objections filed by the insurance carriers include a request that the court grant the insurers standing in the Chapter 11 proceedings to be heard on a wide range of matters, a motion to dismiss the Chapter 11 proceedings and a motion objecting to the proposed legal representative for future asbestos and silica claimants. On
February 11, 2004, the bankruptcy court presiding over the Chapter 11 proceedings issued a ruling holding that the insurance carriers lack standing to bring motions seeking to dismiss the pre-packaged plan of reorganization and denying standing to the insurance carriers to object to the appointment of the proposed legal representative for future asbestos and silica claimants. Notwithstanding the bankruptcy court ruling, we expect the insurance carriers to object to confirmation of the pre-packaged plan of reorganization. In addition, we believe that these insurance carriers will take additional steps to prevent or delay confirmation of a plan of reorganization, including appealing the rulings of the bankruptcy court, and there can be no assurance that the insurance carriers would not be successful or that such efforts would not result in delays in the reorganization process. There can be no assurance that we will obtain the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us.
         Effect of inability to complete a plan of reorganization
         If the currently proposed plan of reorganization is not confirmed by the bankruptcy court and the Chapter 11 proceedings are not dismissed, the debtors could propose an alternative plan of reorganization. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action, while that company attempts to negotiate and confirm a plan of reorganization with its creditors. If the debtors are unsuccessful in obtaining confirmation of the currently proposed plan of reorganization or an alternative plan of reorganization, the assets of the debtors could be liquidated in the
Chapter 11 proceedings. In the event of a liquidation of the debtors, Halliburton could lose its controlling interest in DII Industries and Kellogg Brown & Root. Moreover, if the plan of reorganization is not confirmed and the debtors have insufficient assets to pay the creditors, Halliburton's assets could be drawn into the liquidation proceedings because Halliburton guarantees certain of the debtors' obligations.
         If the Chapter 11 proceedings are dismissed without confirmation of a plan of reorganization, we could be required to resolve current and future asbestos claims in the tort system or, in the case of the Harbison-Walker Refractories Company claims, possibly through the Harbison-Walker Chapter 11 proceedings.
         If we were required to resolve asbestos claims in the tort system, we would be subject to numerous uncertainties, including:
              -   continuing  asbestos and  silica litigation against  us, which
                  would   include   the   possibility  of   substantial  adverse
                  judgments, the timing of which could not be controlled or predicted, and the obligation to provide appeals bonds pending any appeal of any such judgment, some or all of which may require us to post cash collateral;
              -   current  and future  asbestos  claims  settlement  and defense costs, including the inability to completely control the timing of such costs and the possibility of increased costs to resolve personal injury claims;
              -   the  possibility of an  increase  in the number  and  type  of asbestos and silica claims against us in the future; and
              -   any  adverse changes  to the tort  system allowing  additional claims or judgments against us.
         Substantial adverse judgments or substantial claims settlement and defense costs could materially and adversely affect our liquidity, especially if combined with a lowering of our credit ratings or other events. If an adverse judgment were entered against us, we may be required to post a bond in order to perfect an appeal of that judgment. If the bonds were not available because of uncertainties in the bonding market or if, as a result of our financial condition or credit rating, bonding companies would not provide a bond on our behalf, we could be required to provide a cash bond in order to perfect any appeal. As a result, a substantial judgment or judgments could require a substantial amount of cash to be posted by us in order to appeal, which we may not be able to provide from cash on hand or borrowings, or which we may only be able to provide by incurring high borrowing costs. In such event, our ability to pursue our legal rights to appeal could be materially and adversely affected.

         There can be no assurance that our financial condition and results of operations, our stock price or our debt ratings would not be materially and adversely affected in the absence of a completed plan of reorganization.
         Proposed federal legislation may affect our liability and agreements
         We understand that the United States Congress may consider adopting legislation that would set up a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liabilities.
         It is a condition to the effectiveness of our settlement with Equitas that no law shall be passed by the United States Congress that relates to, regulates, limits or controls the prosecution of asbestos claims in United States state or federal courts or any other forum. If national asbestos litigation legislation is passed by the United States Congress on or before January 5, 2005, we would not receive the $575 million in cash provided by the Equitas settlement, but we would retain the rights we currently have against our insurance carriers.
         Possible remaining asbestos and silica exposure
         Our proposed settlement of asbestos and silica claims includes asbestos and silica personal injury claims against DII Industries, Kellogg Brown & Root and their current and former subsidiaries, as well as Halliburton and its subsidiaries and the predecessors and successors of them. However, the proposed settlement is subject to bankruptcy court approval as well as federal district court confirmation. No assurance can be given that the court reviewing and approving the plan of reorganization that is being used to implement the proposed settlement will grant relief as broad as contemplated by the proposed settlement.
         In addition, a Chapter 11 proceeding and injunctions under Section 524(g) and Section 105 of the Bankruptcy Code may not apply to protect against all asbestos and silica claims. For example, while we have historically not received a significant number of claims outside the United States, any such future claims would be subject to the applicable legal system of the jurisdiction where the claim was made. In addition, the Section 524(g) injunction would not apply to some claims under worker's compensation arrangements. Although we do not believe that we have material exposure to foreign or worker's compensation claims, there can be no assurance that material claims would not be made in the future. Further, to our knowledge, the constitutionality of an injunction under Section 524(g) of the Bankruptcy Code has not been tested in a court of law. We can provide no assurance that, if the constitutionality is challenged, the injunction would be upheld. In addition, although we would have other significant affirmative defenses, the injunctions issued under the Bankruptcy Code may not cover all silica personal injury claims arising as a result of future silica exposure. Moreover, the proposed settlement does not resolve claims for property damage as a result of materials containing asbestos. Accordingly, although we have historically received no such claims, claims could still be made as to damage to property or property value as a result of asbestos-containing products having been used in a particular property or structure.
         Insurance recoveries
         We have substantial insurance intended to reimburse us for portions of the costs incurred in defending asbestos and silica claims and amounts paid to settle claims and to satisfy court judgments. We had $2 billion in probable insurance recoveries accrued as of December 31, 2003. We may be unable to recover, or we may be delayed in recovering, insurance reimbursements in the amounts accrued to cover a part of the costs incurred in defending asbestos and silica claims and amounts paid to settle claims or as a result of court judgments due to, among other things:
              - the inability or unwillingness of insurers to timely reimburse for claims in the future;
              - disputes as to documentation requirements for DII Industries, Kellogg Brown & Root or other subsidiaries in order to recover claims paid;
              - the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company or others;

              - the possible insolvency or reduced financial viability of our insurers;
              -   the cost of litigation to obtain insurance reimbursement; and
              - possible adverse court decisions as to our rights to obtain insurance reimbursement.
         If the proposed plan of reorganization is completed, we would be required to contribute up to an aggregate of approximately $2.5 billion in cash, but may be delayed in receiving reimbursement from our insurance carriers because of extended negotiations or litigation with those insurance carriers. If we were unable to recover from a substantial number of our insurance carriers, or if we were delayed significantly in our recoveries, it could have a material adverse effect on our consolidated financial condition.
         We could ultimately recover, or may agree in settlement of litigation to recover, less insurance reimbursement than the insurance receivable recorded in our consolidated financial statements. In addition, we may enter into agreements with all or some of our insurance carriers to negotiate an overall accelerated payment of insurance proceeds. If we agree to any such settlements, we likely would recover less than the recorded amount of insurance receivables, which would result in an additional charge to the consolidated statement of operations.
         Effect of Chapter 11 proceedings on our business and operations
         Because Halliburton's financial condition and its results of operations depend on distributions from its subsidiaries, the Chapter 11 filing of some of them, including DII Industries and Kellogg Brown & Root, may have a negative impact on Halliburton's cash flow and distributions from those subsidiaries. These subsidiaries will not be able to make distributions to Halliburton during the Chapter 11 proceedings without court approval. The Chapter 11 proceedings may also hinder the subsidiaries' ability to take actions in the ordinary course. In addition, the Chapter 11 filing could materially and adversely affect the ability of our subsidiaries in Chapter 11 proceedings to obtain new orders from current or prospective customers. As a result of the Chapter 11 proceedings, some current and prospective customers, suppliers and other vendors may assume that our subsidiaries are financially weak and will be unable to honor obligations, making those customers, suppliers and other vendors reluctant to do business with our subsidiaries. In particular, some governments may be unwilling to conduct business with a subsidiary in Chapter 11 or having recently filed a Chapter 11 proceeding. The Chapter 11 proceedings also could materially and adversely affect the subsidiaries ability to negotiate favorable terms with customers, suppliers and other vendors. DII Industries' and Kellogg Brown & Root's financial condition and results of operations could be materially and adversely affected if they cannot attract customers, suppliers and other vendors or obtain favorable terms from customers, suppliers or other vendors.
Consequently, our financial condition and results of operations could be materially and adversely affected.
         Further, prolonged Chapter 11 proceedings could materially and adversely affect the relationship that DII Industries, Kellogg Brown & Root and their subsidiaries involved in the Chapter 11 proceedings have with their customers, suppliers and employees, which in turn could materially and adversely affect their competitive positions, financial conditions and results of operations. A weakening of their financial conditions and results of operations could materially and adversely affect their ability to implement the plan of reorganization.

Legal Matters
         SEC investigation
         We are currently the subject of a formal investigation by the SEC, which we believe is focused on the accuracy, adequacy and timing of our disclosure of the change in our accounting practice for revenues associated with estimated cost overruns and unapproved claims for specific long-term engineering and construction projects. The resolution of this investigation could have a material adverse effect on us and result in:
              - the institution of administrative, civil, or injunctive proceedings;
              -   sanctions and the payment of fines and penalties; and
              - increased review and scrutiny of us by regulatory authorities, the media and others.

         Audits and inquiries about government contracts work
         We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq's petroleum industry, known as RIO. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
         The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials have referred the matter to the agency's inspector general with a request for additional investigation by the agency's criminal division. We understand that the agency's inspector general has commenced an investigation. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work under a contract performed in the Balkans, which is still under review with the Department of Justice.
         On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General's office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are continuing to review whether third party subcontractors paid or attempted to pay one or two former employees in connection with the potential $6 million over billing.
         The  DCAA has  raised  issues  relating  to our  invoicing  to the Army
Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We have taken two actions in response. First, we have temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our "order of magnitude" estimate of the remaining amounts (in addition to the $36 million we already credited) being questioned by the DCAA. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.
         All of these matters are still under review by the applicable government agencies. Additional review and allegations are possible, and the dollar amounts at issue could change significantly. We could also be subject to future DCAA inquiries for other services we provide in Iraq under the current LogCAP contract or the RIO contract. For example, as a result of an increase in the level of work performed in Iraq or the DCAA's review of additional aspects of our services performed in Iraq, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
         To the extent we or our subcontractors make mistakes in our government contracts operations, even if unintentional, insignificant or subsequently self-reported to the applicable government agency, we will likely be subject to intense scrutiny. Some of this scrutiny is a result of the Vice President of the United States being a former chief executive officer of Halliburton. This scrutiny has recently centered on our government contracts work, especially in Iraq and the Middle East. In part because of the heightened level of scrutiny under which we operate, audit issues between us and government auditors like the DCAA or the inspector general of the Department of Defense may arise and are more likely to become public. We could be asked to reimburse payments made to us and that are determined to be in excess of those allowed by the applicable contract, or we could agree to delay billing for an indefinite period of time for work we have performed until any billing and cost issues are resolved. Our ability to secure future government contracts business or renewals of current government contracts business in the Middle East or elsewhere could be materially and adversely affected. In addition, we may be required to expend a significant amount of resources explaining and/or defending actions we have taken under our government contracts.
         Nigerian joint venture investigation
         It has been reported that a French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multi-billion dollar gas liquefication complex and related facilities at Bonny Island, in Rivers State, Nigeria. TSKJ and other similarly-owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total) and Agip International BV. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the government's inquiries.
         Office of Foreign Assets Control inquiry
         We have a Cayman Islands subsidiary with operations in Iran, and other European subsidiaries that manufacture goods destined for Iran and/or render services in Iran, and we own several non-United States subsidiaries and/or non-United States joint ventures that operate in or manufacture goods destined for, or render services in Libya. The United States imposes trade restrictions and economic embargoes that prohibit United States incorporated entities and United States citizens and residents from engaging in commercial, financial or trade transactions with some foreign countries, including Iran and Libya, unless authorized by the Office of Foreign Assets Control, or OFAC, of the United States Treasury Department or exempted by statute.
         We received and responded to an inquiry in mid-2001 from OFAC with respect to the operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We are responding to questions raised in the most recent letter. We have been asked to and could be required to respond to other questions and inquiries about operations in countries with trade restrictions and economic embargoes.

Liquidity
         Working capital requirements related to Iraq work
         We currently expect the working capital requirements related to Iraq will increase through the first half of 2004. An increase in the amount of services we are engaged to perform could place additional demands on our working capital. As described in "Legal Matters: Audits and inquiries about government contracts work" above, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA's review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
         Credit facilities
         The plan of reorganization through which the proposed settlement would be implemented will require us to contribute up to approximately $2.5 billion in cash to the trusts established for the benefit of asbestos and silica claimants pursuant to the Bankruptcy Code. We may need to finance additional amounts in connection with the settlement.
         In connection with the plan of reorganization contemplated by the proposed asbestos and silica settlement, in the fourth quarter of 2003 we entered into:
              - a delayed-draw term facility that would currently provide for draws of up to $500 million to be available for cash funding of the trusts for the benefit of asbestos and silica claimants if required conditions are met;
              - a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 filing; and
              -   a  $700  million  three-year  revolving  credit  facility  for general  working  capital  purposes, which  expires in October
                  2006.
Although the master letter of credit facility and the $700 million revolving credit facility are now effective, there are a number of conditions that must be met before the delayed-draw term facility will become effective and available for our use, including bankruptcy court approval and federal district court confirmation of the plan of reorganization. Moreover, these facilities are only available for limited periods of time: advances under our master letter of credit facility are available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and non-appealable, and our delayed-draw term facility currently expires on June 30, 2004 if not drawn by that time. As a result, if the debtors are delayed in completing the plan of reorganization, these credit facilities may not provide us with the necessary financing to complete the proposed settlement. Additionally, there may be other conditions to funding that we may be unable to satisfy. In such circumstances, we would be unable to complete the proposed settlement if replacement financing were not available on acceptable terms.
         In addition, we experience increased working capital requirements from time to time associated with our business. An increased demand for working capital could affect our liquidity needs and could impair our ability to finance the proposed settlement on acceptable terms.
         Letters of credit
         We entered into a master letter of credit facility in the fourth quarter 2003 that is intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the Chapter 11 proceedings of DII Industries and Kellogg Brown & Root and our other filing subsidiaries. The master letter of credit facility is now in effect and governs at least 90% of the face amount of our existing letters of credit.
         Under the master letter of credit facility, if any letters of credit that are covered by the facility are drawn on or before June 30, 2004, the facility will provide the cash needed for such draws, as well as for any collateral or reimbursement obligations in respect thereof, with any such borrowings being converted into term loans. However, with respect to the letters of credit that are not subject to the master letter of credit facility, we could be subject to reimbursement and cash collateral obligations. In addition, if an order confirming our proposed plan of reorganization has not become final and non-appealable by June 30, 2004 and we are unable to negotiate a renewal or extension of the master letter of credit facility, the letters of credit that are now governed by that facility will be governed by the arrangements with the banks that existed prior to the effectiveness of the facility. In many cases, those pre-existing arrangements impose reimbursement and/or cash collateral obligations on us and/or our subsidiaries.
         Uncertainty may also hinder our ability to access new letters of credit in the future. This could impede our liquidity and/or our ability to conduct normal operations.
         Credit ratings
         Late in 2001 and early in 2002, Moody's Investors Service lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor's lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor's lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure. In December 2003, Moody's Investors Service confirmed our ratings with a positive outlook and Standard & Poor's revised its credit watch listing for us from "negative" to "developing" in response to our announcement that DII Industries and Kellogg Brown & Root and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement.
         Although our long-term unsecured debt ratings continue at investment grade levels, the cost of new borrowing is relatively higher and our access to the debt markets is more volatile at these new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor's and Baa3 or higher for Moody's Investors Service. Our current ratings are one level above BBB- on Standard & Poor's and one level above Baa3 on Moody's Investors Service.
         If our debt ratings fall below investment grade, we will be required to provide additional collateral to secure our new master letter of credit facility and our new revolving credit facility. With respect to the outstanding letters of credit that are not subject to the new master letter of credit facility, we may be in technical breach of the bank agreements governing those letters of credit and we may be required to reimburse the bank for any draws or provide cash collateral to secure those letters of credit. In addition, if an order confirming our proposed plan of reorganization has not become final and non-appealable by June 30, 2004 and we are unable to negotiate a renewal or extension of the terms of the master letter of credit facility, advances under our master letter of credit facility will no longer be available and will no longer override the reimbursement, cash collateral or other agreements or arrangements relating to any of the letters of credit that existed prior to the effectiveness of the master letter of credit facility. In that event, we may be required to provide reimbursement for any draws or cash collateral to secure our or our subsidiaries' obligations under arrangements in place prior to our entering into the master letter of credit facility.
         In addition, our elective deferral compensation plan has a provision which states that if the Standard & Poor's credit rating falls below BBB, the amounts credited to participants' accounts will be paid to participants in a lump-sum within 45 days. At December 31, 2003, this amount was approximately $51 million.
         In the event our debt ratings are lowered by either agency, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to meet our liquidity needs. We anticipate that any such new financing or credit facilities would not be on terms as attractive as those we have currently and that we would also be subject to increased costs of capital and interest rates. We also may be required to provide cash collateral to obtain surety bonds or letters of credit, which would reduce our available cash or require additional financing. Further, if we are unable to obtain financing for our proposed settlement on terms that are acceptable to us, we may be unable to complete the proposed settlement.

Geopolitical and International Events
         International and Political Events
         A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the more than 100 other countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
         Our operations in more than 100 countries other than the United States accounted for approximately 73% of our consolidated revenues during 2003, 67% of our consolidated revenues during 2002 and 62% of our consolidated revenues during 2001. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
              -   expropriation  and  nationalization  of  our  assets  in  that country;
              -   political and economic instability;
              -   social unrest, acts of terrorism, force majeure, war or  other armed  conflict;
              -   inflation;
              -   currency    fluctuations,    devaluations    and    conversion
                  restrictions;
              -   confiscatory taxation or other adverse tax policies;
              -   governmental   activities  that   limit  or  disrupt  markets,
                  restrict payments or limit the movement of funds;
              -   governmental activities that  may result in the deprivation of contract rights; and
              -   trade  restrictions and  economic  embargoes  imposed  by  the
                  United States and other countries, including current restrictions on our ability to provide products and services to Iran and Libya, both of which are significant producers of oil and gas.
         Due to the unsettled political conditions in many oil producing countries and countries in which we provide governmental logistical support, our revenues and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Countries where we operate that have significant amounts of political risk include: Argentina, Afghanistan, Algeria, Indonesia, Iran, Iraq, Libya, Nigeria, Russia and Venezuela. For example, continued economic unrest in Venezuela, as well as the social, economic, and political climate in Nigeria, could affect our business and operations in these countries. In addition, military action or continued unrest in the Middle East could impact the demand and pricing for oil and gas, disrupt our operations in the region and elsewhere and increase our costs for security worldwide.
         Military Action, Other Armed Conflicts or Terrorist Attacks
         Military action in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world's financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel or assets.
         Such events may cause further disruption to financial and commercial markets generally and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the war with and ongoing military action in Iraq, such as acts of terrorism in the United States or elsewhere, could materially and adversely affect us in ways we cannot predict at this time.
         Taxation
         We have operations in more than 100 countries other than the United States and as a result are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both. Additionally, new taxes, such as the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations, could negatively affect our results of operations.
         Foreign Exchange and Currency Risks
         A sizable portion of our consolidated revenues and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:
              -   foreign  exchange  risks  resulting  from  changes  in foreign exchange rates and the implementation of exchange controls such as those experienced in Argentina in late 2001 and early 2002; and
              -   limitations   on  our  ability  to  reinvest   earnings   from
                  operations in one country to fund the capital needs of our operations in other countries.
         We do business in countries that have non-traded or "soft" currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for "hard" currency. We may accumulate cash in soft currencies and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.
         We selectively use hedging transactions to limit our exposure to risks from doing business in foreign currencies. For those currencies that are not readily convertible, our ability to hedge our exposure is limited because financial hedge instruments for those currencies are nonexistent or limited. Our ability to hedge is also limited because pricing of hedging instruments, where they exist, is often volatile and not necessarily efficient.
         In addition, the value of the derivative instruments could be impacted by:
              -   adverse movements in foreign exchange rates;
              -   interest rates;
              -   commodity prices; or
              -   the value and time  period of the derivative  being  different than the exposures or cash flows being hedged.

Customers and Business
         Exploration and Production Activity
         Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. A prolonged downturn in oil and gas prices could have a material adverse effect on our consolidated results of operations and consolidated financial condition.
         Demand for our products and services is particularly sensitive to the level of development, production and exploration activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity, often reflected as changes in rig counts. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products that could have a material adverse effect on our revenues and profitability. Factors affecting the prices of oil and natural gas include:
              -   governmental regulations;
              -   global weather conditions;
              - worldwide political, military and economic conditions, including the ability of OPEC to set and maintain production levels and prices for oil;
              -   the level of oil production by non-OPEC countries;
              - the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

              -   the cost of producing and delivering oil and gas; and
              -   the level of demand for oil and natural gas, especially demand for natural gas in the United States.
         Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Spending on exploration and production activities and capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses.
         Barracuda-Caratinga Project
         See Note 3 to the consolidated financial statements and "Fixed-Price Engineering and Construction Projects" below for a discussion of the risk factors associated with this project.
         Governmental and Capital Spending
         Our business is directly affected by changes in governmental spending and capital expenditures by our customers. Some of the changes that may materially and adversely affect us include:
              -   a decrease  in the  magnitude  of  governmental  spending  and outsourcing  for military and  logistical  support of the type that we provide.  For example, the current level of government services  being  provided in the Middle East may not  continue for an extended period of time;
              -   an increase in the  magnitude  of  governmental  spending  and outsourcing  for military and  logistical  support,  which can materially  and  adversely  affect  our  liquidity  needs as a result of additional or continued working capital requirements to support this work;
              -   a   decrease   in   capital   spending   by   governments  for
                  infrastructure projects of the type that we undertake;
              -   the  consolidation  of our  customers,  which  has  (1) caused customers to  reduce their capital spending, which has in turn reduced  the demand for our  services and  products,  and  (2)
                  resulted in customer personnel changes,  which in turn affects the timing of contract  negotiations and settlements of claims and  claim  negotiations  with  engineering  and  construction customers  on  cost  variances  and  change  orders  on  major projects;
              -   adverse  developments  in the business and  operations  of our customers in the oil and gas industry,  including  write-downs
                  of  reserves   and   reductions   in  capital   spending   for
                  exploration,  development,  production,  processing, refining, and pipeline delivery networks; and
              - ability of our customers to timely pay the amounts due us. Acquisitions, Dispositions, Investments and Joint Ventures
         We may actively seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments or contractual arrangements or joint ventures. These transactions would be intended to result in the realization of savings, the creation of efficiencies, the generation of cash or income or the reduction of risk. Acquisition transactions may be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our consolidated results of operations.
         These transactions also involve risks and we cannot assure you that:
              -   any acquisitions would result in an increase in income;
              -   any acquisitions  would be  successfully integrated  into  our operations;
              -   any  disposition  would  not  result  in  decreased  earnings, revenue or cash flow;
              -   any dispositions,  investments, acquisitions  or  integrations would not divert management resources; or
              -   any  dispositions, investments,  acquisitions or  integrations would  not  have  a material  adverse effect  on  our  results of operations or financial condition.
         We conduct some operations through joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. These factors could potentially materially and adversely affect the business and operations of the joint venture and, in turn, our business and operations.
         Fixed-Price Engineering and Construction Projects
         We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price (or lump sum) contracts accounting for approximately 24% of KBR's revenues for the year ended December 31, 2003 and 47% of KBR's revenues for the year ended December 31, 2002. We bear the risk of cost over-runs, operating cost inflation, labor availability and productivity and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame and costs committed, could have a material adverse effect on our business, results of operations and financial condition.
         Environmental Requirements
         Our businesses are subject to a variety of environmental laws, rules and regulations in the United States and other countries, including those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Environmental requirements include, for example, those concerning:
              -   the containment and disposal of hazardous substances, oilfield waste and other waste materials;
              -   the use of underground storage tanks; and
              -   the use of underground injection wells.
         Environmental requirements generally are becoming increasingly strict. Sanctions for failure to comply with these requirements, many of which may be applied retroactively, may include:
              -   administrative, civil and criminal penalties;
              -   revocation of permits; and
              -   corrective  action  orders,  including  orders  to investigate and/or clean up contamination.
         Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our consolidated financial condition. We are also exposed to costs arising from environmental compliance, including compliance with changes in or expansion of environmental requirements, such as the potential regulation in the United States of our Energy Services Group's hydraulic fracturing services and products as underground injection, which could have a material adverse effect on our business, financial condition, operating results or cash flows.
         We are exposed to claims under environmental requirements and from time to time such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our consolidated results of operations.
         Changes in environmental requirements may negatively impact demand for our services. For example, activity by oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). Such a decline, in turn, could have a material adverse effect on us.
         Intellectual Property Rights
         We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United

States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.
         Technology
         The market for our products and services is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenues could be materially and adversely affected and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities or work processes become obsolete, we may no longer be competitive and our business and revenues could be materially and adversely affected.
         Systems
         Our business could be materially and adversely affected by problems encountered in the installation of a new financial system to replace the current systems for our Engineering and Construction Group.
         Technical Personnel
         Many of the services that we provide and the products that we sell are complex and highly engineered and often must perform or be performed in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and our growth potential could be impaired.
         Weather
         Our business could be materially and adversely affected by severe weather, particularly in the Gulf of Mexico where we have significant operations. Repercussions of severe weather conditions may include:
              -   evacuation of personnel and curtailment of services;
              - weather related damage to offshore drilling rigs resulting in suspension of operations;
              -   weather related damage to our facilities;
              - inability to deliver materials to jobsites in accordance with contract schedules; and
              -   loss of productivity.
Because demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group's United States business, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers.

RESPONSIBILITY FOR FINANCIAL REPORTING


         We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.
         Our 2003 financial statements have been audited by the independent accounting firm, KPMG LLP. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Halliburton's Audit Committee of the Board of Directors consists of directors who, in the business judgment of the Board of Directors, are independent under the New York Stock Exchange listing standards. The Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process. Integral to this process is the Audit Committee's review and discussion with management and the external auditors of the quarterly and annual financial statements prior to their respective filing.
         We maintain a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes:
              - a documented organizational structure and division of responsibility;
              -   established  policies  and  procedures,  including  a code  of conduct to foster a strong ethical climate which is communicated throughout the company; and
              - the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. In accordance with the Securities and Exchange Commission's rules to improve the reliability of financial statements, our 2003 interim financial statements were reviewed by KPMG LLP.
         There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to the reliability of our financial statements. Also, the effectiveness of an internal control system may change over time.
         We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 2003, our system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY

by



      /s/ DAVID J. LESAR                           /s/  C. CHRISTOPHER GAUT
    -----------------------------                 ------------------------------
          David J. Lesar                                C. Christopher Gaut
      Chairman of the Board,                        Executive Vice President and
          President, and                               Chief Financial Officer
      Chief Executive Officer

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND
BOARD OF DIRECTORS OF HALLIBURTON COMPANY:


We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying 2001 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 5 to the consolidated financial statements and before the revision related to goodwill and other intangibles described in Note 1 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to matters discussed in Note 9 to those financial statements, as to which the date was February 21,
2002).

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the consolidated financial statements, the Company changed the composition of its reportable segments in 2003. The amounts in the 2002 and 2001 consolidated financial statements related to reportable segments have been restated to conform to the 2003 composition of reportable segments.

As discussed above, the 2001 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. As described above, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. Also, as described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Halliburton Company and subsidiaries other than with respect to such adjustments and revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


/s/ KPMG LLP
--------------------
    KPMG LLP
Houston, Texas
February 18, 2004

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

                               HALLIBURTON COMPANY
                      Consolidated Statements of Operations
             (Millions of dollars and shares except per share data)

                                                                              Years ended December 31
                                                                  -------------------------------------------------
                                                                       2003             2002            2001
  -----------------------------------------------------------------------------------------------------------------
  Revenues:
  Services                                                          $  14,383        $  10,658       $  10,940
  Product sales                                                         1,863            1,840           1,999
  Equity in earnings of unconsolidated affiliates, net                     25               74             107
  -----------------------------------------------------------------------------------------------------------------
  Total revenues                                                       16,271           12,572          13,046
  -----------------------------------------------------------------------------------------------------------------
  Operating costs and expenses:
  Cost of services                                                     13,589           10,737           9,831
  Cost of sales                                                         1,679            1,642           1,744
  General and administrative                                              330              335             387
  Gain on sale of business assets                                         (47)             (30)              -
  -----------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                                   15,551           12,684          11,962
  -----------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                 720             (112)          1,084
  Interest expense                                                       (139)            (113)           (147)
  Interest income                                                          30               32              27
  Foreign currency losses, net                                              -              (25)            (10)
  Other, net                                                                1              (10)              -
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income taxes,
      minority interest, and change in accounting principle               612             (228)            954
  Provision for income taxes                                             (234)             (80)           (384)
  Minority interest in net income of subsidiaries                         (39)             (38)            (19)
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before change in
      accounting principle                                                339             (346)            551
  -------------------------------------------------------------------------------- --------------------------------
  Discontinued operations:
  Loss from discontinued operations, net of tax
      (provision) benefit of $(6), $154, and $20                       (1,151)            (652)            (42)
  Gain on disposal of discontinued operations, net of tax
  provision of $199                                                         -                -              299
  -----------------------------------------------------------------------------------------------------------------
  Income (loss) from discontinued operations, net                      (1,151)            (652)            257
  -----------------------------------------------------------------------------------------------------------------
  Cumulative effect of change in accounting principle, net of
      tax benefit of $5, $0 and $0                                         (8)               -               1
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (820)       $    (998)      $     809
  =================================================================================================================

  Basic income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting principle                                       $     0.78       $    (0.80)     $     1.29
  Loss from discontinued operations, net                                 (2.65)           (1.51)          (0.10)
  Gain on disposal of discontinued operations, net                           -                -            0.70
  Cumulative effect of change in accounting principle, net               (0.02)               -               -
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (1.89)      $    (2.31)     $     1.89
  =================================================================================================================

  Diluted income (loss) per share:
  Income (loss) from continuing operations before change
      in accounting principle                                       $     0.78       $    (0.80)     $     1.28
  Loss from discontinued operations, net                                 (2.64)           (1.51)          (0.10)
  Gain on disposal of discontinued operations, net                           -                -            0.70
  Cumulative effect of change in accounting principle, net               (0.02)               -               -
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                 $    (1.88)      $    (2.31)     $     1.88
  =================================================================================================================

  Basic weighted average common shares outstanding                         434              432             428
  Diluted weighted average common shares outstanding                       437              432             430
  =================================================================================================================

     See notes to consolidated financial statements.

                               HALLIBURTON COMPANY
                           Consolidated Balance Sheets
             (Millions of dollars and shares except per share data)
                                                                                          December 31
                                                                                    -------------------------
                                                                                        2003        2002
  -----------------------------------------------------------------------------------------------------------
                                        Assets
    Current assets:
    Cash and equivalents                                                              $  1,815    $  1,107
    Receivables:
       Notes and accounts receivable (less allowance for bad debts of $175 and $157)     3,005       2,533
       Unbilled work on uncompleted contracts                                            1,760         724
  -----------------------------------------------------------------------------------------------------------
    Total receivables                                                                    4,765       3,257
    Inventories                                                                            695         734
    Current deferred income taxes                                                          188         200
    Other current assets                                                                   456         262
  -----------------------------------------------------------------------------------------------------------
    Total current assets                                                                 7,919       5,560
    Net property, plant and equipment                                                    2,526       2,629
    Equity in and advances to related companies                                            579         413
    Goodwill                                                                               670         723
    Noncurrent deferred income taxes                                                       738         607
    Insurance for asbestos and silica related liabilities                                2,038       2,059
    Other assets                                                                           993         853
  -----------------------------------------------------------------------------------------------------------
    Total assets                                                                      $ 15,463    $ 12,844
  ===========================================================================================================
                          Liabilities and Shareholders' Equity
    Current liabilities:
    Short-term notes payable                                                          $     18    $     49
    Current maturities of long-term debt                                                    22         295
    Accounts payable                                                                     1,776       1,077
    Current asbestos and silica related liabilities                                      2,507           -
    Accrued employee compensation and benefits                                             400         370
    Advance billings on uncompleted contracts                                              741         641
    Deferred revenues                                                                      104         100
    Income taxes payable                                                                   236         148
    Other current liabilities                                                              738         592
  -----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            6,542       3,272
    Long-term debt                                                                       3,415       1,181
    Employee compensation and benefits                                                     801         756
    Asbestos and silica related liabilities                                              1,579       3,425
    Other liabilities                                                                      479         581
  -----------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   12,816       9,215
  -----------------------------------------------------------------------------------------------------------
    Minority interest in consolidated subsidiaries                                         100          71
    Shareholders' equity:
    Common shares, par value $2.50 per share - authorized 600 shares,
       issued 457 and 456 shares                                                         1,142       1,141
    Paid-in capital in excess of par value                                                 273         293
    Deferred compensation                                                                  (64)        (75)
    Accumulated other comprehensive income                                                (298)       (281)
    Retained earnings                                                                    2,071       3,110
  -----------------------------------------------------------------------------------------------------------
                                                                                         3,124       4,188
    Less 18 and 20 shares of treasury stock, at cost                                       577         630
  -----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                           2,547       3,558
  -----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                        $ 15,463    $ 12,844
  ===========================================================================================================

      See notes to consolidated financial statements.

                               HALLIBURTON COMPANY
                 Consolidated Statements of Shareholders' Equity
                              (Millions of dollars)

                                                              2003              2002              2001
--------------------------------------------------------------------------------------------------------------
Balance at January 1                                       $  3,558          $  4,752          $  3,928
Dividends and other transactions with shareholders             (174)             (151)              (37)
Comprehensive income (loss):
     Net income (loss)                                         (820)             (998)              809
     Cumulative translation adjustment                           43                69               (32)
     Realization of losses included in net income                15                15               102
--------------------------------------------------------------------------------------------------------------
         Net cumulative translation adjustment                   58                84                70
     Pension liability adjustments                              (88)             (130)              (15)
     Unrealized gains (losses) on investments and
        derivatives                                              13                 1                (3)
--------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                              (837)           (1,043)              861
--------------------------------------------------------------------------------------------------------------
Balance at December 31                                     $  2,547          $  3,558          $  4,752
==============================================================================================================

     See notes to consolidated financial statements.

                               HALLIBURTON COMPANY
                      Consolidated Statements of Cash Flows
                              (Millions of dollars)
                                                                               Years ended December 31
                                                                       -----------------------------------------
                                                                           2003          2002         2001
----------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
   Net income (loss)                                                      $   (820)    $   (998)     $    809
   Adjustments to reconcile net income (loss) to net cash from operations:
   Loss (income) from discontinued operations                                1,151          652          (257)
   Asbestos and silica charges not included in discontinued                      -          564            11
   operations, net
   Depreciation, depletion and amortization                                    518          505           531
   Provision (benefit) for deferred income taxes, including $27,
      $(133) and $(35) related to discontinued operations                      (86)        (151)           26
   Distributions from related companies, net of equity in (earnings)            13            3             8
      losses
   Change in accounting principle, net                                           8            -            (1)
   Gain on sale of assets                                                      (52)         (25)            -
   Asbestos and silica liability payment prior to Chapter 11 filing           (311)           -             -
   Other changes:
   Receivables and unbilled work on uncompleted contracts                   (1,442)         675          (199)
   Sale (reduction) of receivables in securitization program                  (180)         180             -
   Inventories                                                                   7           62           (91)
   Accounts payable                                                            676           71           118
   Other                                                                      (257)          24            74
----------------------------------------------------------------------------------------------------------------
   Total cash flows from operating activities                                 (775)       1,562         1,029
----------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
   Capital expenditures                                                       (515)        (764)         (797)
   Sales of property, plant and equipment                                      107          266           120
   Acquisitions of businesses, net of cash acquired                              -            -          (220)
   Dispositions of businesses, net of cash disposed                            224          170            61
   Proceeds from sale of securities                                             57           62             -
   Investments - restricted cash                                               (18)        (187)            4
   Other investing activities                                                  (51)         (20)          (26)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from investing activities                                 (196)        (473)         (858)
----------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
   Proceeds from long-term borrowings                                        2,192           66           425
   Payments on long-term borrowings                                           (296)         (81)          (13)
   Repayments of short-term debt, net of borrowings                            (32)          (2)       (1,528)
   Payments of dividends to shareholders                                      (219)        (219)         (215)
   Other financing activities                                                   (9)         (12)          (24)
----------------------------------------------------------------------------------------------------------------
   Total cash flows from financing activities                                1,636         (248)       (1,355)
----------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                      43          (24)          (20)
   Net cash flows from discontinued operations, including $1.27 billion
      proceeds from the Dresser Equipment Group sale                             -            -         1,263
----------------------------------------------------------------------------------------------------------------
   Increase in cash and equivalents                                            708          817            59
   Cash and equivalents at beginning of year                                 1,107          290           231
----------------------------------------------------------------------------------------------------------------
   Cash and equivalents at end of year                                    $  1,815     $  1,107      $    290
----------------------------------------------------------------------------------------------------------------
  Supplemental disclosure of cash flow information:
  Cash payments during the year for:
  Interest                                                               $    114      $    104      $    132
  Income taxes                                                           $    173      $     94      $    382
================================================================================================================

     See notes to consolidated financial statements.

                               HALLIBURTON COMPANY
                      Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies
         Description of Company. Halliburton Company's predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are one of the world's largest oilfield services companies and a leading provider of engineering and construction services. We have five business segments that are organized around how we manage our business: Drilling and Formation Evaluation, Fluids, Production Optimization and Landmark and Other Energy Services, collectively, the Energy Services Group; and the Engineering and Construction Group, known as KBR. Through our Energy Services Group, we provide a comprehensive range of discrete and integrated products and services for the exploration, development and production of oil and gas. We serve major national and independent oil and gas companies throughout the world. Our Engineering and Construction Group provides a wide range of services to energy and industrial customers and governmental entities worldwide.
         Use of estimates. Our financial statements are prepared in conformity with accounting principles generally accepted in the United States, requiring us to make estimates and assumptions that affect:
              -   the reported amounts  of assets and liabilities and disclosure of  contingent  assets  and  liabilities  at  the date  of the financial statements; and
              -   the  reported amounts  of  revenues and  expenses  during  the reporting period.
Ultimate results could differ from those estimates.
         Basis of presentation. The consolidated financial statements include the accounts of our company and all of our subsidiaries in which we own greater than 50% interest or control. All material intercompany accounts and transactions are eliminated. Investments in companies in which we own a 50% interest or less and have a significant influence are accounted for using the equity method, and if we do not have significant influence we use the cost method. The consolidated financial statements also include the accounts of all of our subsidiaries currently in Chapter 11 proceedings.
         Prior year amounts have been reclassified to conform to the current year presentation.
         Pre-packaged Chapter 11 proceedings. DII Industries, LLC, Kellogg Brown & Root, Inc. and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries have been stayed. See Note 11 and Note 12 for a more detailed discussion.
         The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and non-appealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
              -   up to approximately $2.5 billion in cash;
              -   59.5 million shares of Halliburton common stock;
              -   notes currently valued at approximately $52 million; and
              -   insurance proceeds, if any, between $2.3 billion and $3.0
                  billion received by DII Industries and Kellogg Brown & Root.
         Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against Halliburton and its subsidiaries will be channeled into trusts established for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims.
         Revenue recognition. We generally recognize revenues as services are rendered or products are shipped. Usually the date of shipment corresponds to the date upon which the customer takes title to the product and assumes all risks and rewards of ownership. The distinction between services and product sales is based upon the overall activity of the particular business operation. Training and consulting service revenues are recognized as the services are performed. As a result of our adoption of Emerging Issues Task Force Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables," for contracts entered into after June 30, 2003 that contain performance awards, such award fees are recognized when they are awarded by our customer. For contracts entered into prior to June 30, 2003, these award fees are recognized as services are performed based on our estimate of the amount to be awarded. Revenue recognition for specialized products and services is as follows:
         Engineering and construction contracts. Revenues from engineering and construction contracts are reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress, man-hours or costs incurred, depending on the type of job. All known or anticipated losses on contracts are provided for when they become evident. Claims and change orders which are in the process of being negotiated with customers for extra work or changes in the scope of work are included in revenue when collection is deemed probable.
         Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts.
Generally, these contracts contain both a base fee (a guaranteed percentage applied to our estimated costs to complete the work adjusted for general, administrative and overhead costs) and a maximum award fee (subject to our customer's discretion and tied to the specific performance measures defined in the contract). The general, administrative and overhead fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Award fees are generally evaluated and granted by our customer periodically. Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Services under our RIO, LogCAP and Balkans support contracts are examples of these types of arrangements.
         For these contracts, base fee revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.
         For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Our estimates are often based on our past award experience for similar types of work. As a result of our adoption of EITF 00-21 for contracts entered into subsequent to June 30, 2003, we will not recognize award fees for the services portion of the contract based on estimates. Instead, they will be recognized only when awarded by the customer. Award fees on the construction portion of the contract will still be recognized based on estimates in accordance with SOP 81-1. There were no government contracts affected by EITF 00-21 in 2003.
         Software sales. Software sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year's duration.
         Research and development. Research and development expenses are charged to income as incurred. Research and development expenses were $221 million in 2003 and $233 million in 2002 and 2001.
         Software development costs. Costs of developing software for sale are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $17 million in 2003, $11 million in 2002 and $19 million in 2001. Amortization expense of software development costs was $17 million for 2003, $19 million for 2002 and $16 million for 2001. Once the software is ready for release, amortization of the software development costs begins. Capitalized software development costs are amortized over periods which do not exceed five years.

         Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
         Inventories. Inventories are stated at the lower of cost or market. Cost represents invoice or production cost for new items and original cost less allowance for condition for used material returned to stock. Production cost includes material, labor and manufacturing overhead. Some domestic manufacturing and field service finished products and parts inventories for drill bits, completion products and bulk materials are recorded using the last-in, first-out method. The cost of over 90% of the remaining inventory is recorded on the average cost method, with the remainder on the first-in, first-out method.
         Property, plant and equipment. Other than those assets that have been written down to their fair values due to impairment, property, plant and equipment are reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Some assets are depreciated on accelerated methods. Accelerated depreciation methods are also used for tax purposes, wherever permitted. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. We follow the successful efforts method of accounting for oil and gas properties.
         Maintenance and repairs. Expenditures for maintenance and repairs are expensed; expenditures for renewals and improvements are generally capitalized. We use the accrue-in-advance method of accounting for major maintenance and repair costs of marine vessel dry docking expense and major aircraft overhauls and repairs. Under this method we anticipate the need for major maintenance and repairs and charge the estimated expense to operations before the actual work is performed. At the time the work is performed, the actual cost incurred is charged against the amounts that were previously accrued with any deficiency or excess charged or credited to operating expense.
         Goodwill and other intangibles. Prior to 2002, for acquisitions that occurred before July 1, 2001, goodwill was amortized on a straight-line basis over periods not exceeding 40 years. Effective January 1, 2002, we ceased the amortization of goodwill. The reported amounts of goodwill for each reporting unit (segment) and intangible assets are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill or intangible asset impairment.
         In 2001, we recorded $42 million pretax ($38 million after-tax), or $0.09 per basic and diluted earnings per share, in goodwill amortization. If we had not amortized goodwill during 2001, our net income would have been $847 million, our basic earnings per share would have been $1.98 and our diluted earnings per share would have been $1.97.
         Evaluating impairment of long-lived assets. When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for use, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation (amortization) is ceased while it is classified as held for sale.
         Income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.
         Derivative instruments. At times, we enter into derivative financial transactions to hedge existing or projected exposures to changing foreign currency exchange rates, interest rates and commodity prices. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected immediately through the results of operations. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against:
              -   the change in fair value of the hedged assets, liabilities  or firm commitments through earnings; or
              -   recognized  in  other comprehensive  income until  the  hedged item is recognized in earnings.
         The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income. Gains or losses on interest rate derivatives are included in interest expense and gains or losses on commodity derivatives are included in operating income.
         Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenues, and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is not the United States dollar translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders' equity as cumulative translation adjustments.
         Loss contingencies. We accrue for loss contingencies based upon our best estimates in accordance with Statement of Financial Accounting Standards
(SFAS) No. 5, "Accounting for Contingencies". See Note 13 for discussion of our significant loss contingencies.
         Stock-based compensation. At December 31, 2003, we have six stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
         The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

                                      Assumptions
           ---------------------------------------------------------------------   Weighted Average
              Risk-Free         Expected           Expected         Expected        Fair Value of
            Interest Rate    Dividend Yield    Life (in years)     Volatility      Options Granted
------------------------------------------------------------------------------------------------------
2003             3.2%             1.9%                5                59%              $ 12.37
2002             2.9%             2.7%                5                63%              $  6.89
2001             4.5%             2.3%                5                58%              $ 19.11
======================================================================================================

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                        Years ended December 31
                                             -----------------------------------------------
   Millions of dollars except per share data      2003            2002           2001
--------------------------------------------------------------------------------------------
   Net income (loss), as reported               $    (820)     $    (998)      $     809
   Total stock-based employee compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                               (30)           (26)            (42)
--------------------------------------------------------------------------------------------
   Net income (loss), pro forma                 $    (850)     $  (1,024)      $     767
============================================================================================

   Basic income (loss) per share:
   As reported                                  $   (1.89)      $  (2.31)     $     1.89
   Pro forma                                    $   (1.96)      $  (2.37)     $     1.79
   Diluted income (loss) per share:
   As reported                                  $   (1.88)      $  (2.31)     $     1.88
   Pro forma                                    $   (1.95)      $  (2.37)     $     1.77
============================================================================================

Note 2. Long-Term Construction Contracts
         Revenues from engineering and construction contracts are reported on the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed. Commonly used measurements are physical progress, man-hours and costs incurred.
         Billing  practices  for  engineering  and  construction   projects  are
governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting. Billings in excess of recognized revenues are recorded in "Advance billings on uncompleted contracts". When billings are less than recognized revenues, the difference is recorded in "Unbilled work on uncompleted contracts". With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.
         Recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract revenue, change orders and claims reduced by costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except where we, because of uncertainties in the estimation of costs on a limited number of projects, deem it prudent to defer income recognition, we do not delay income recognition until projects have reached a specified percentage of completion. Profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.

         When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
         When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts and the amounts booked to "Unbilled work on uncompleted contracts" for each period are as follows:

                                                                                    Probable
                                          Total Probable                        Unapproved Claims
                                         Unapproved Claims                       Accrued Revenue
                                     (included in determining                   (unbilled work on
                                     contract profit or loss)                uncompleted contracts)
                              --------------------------------------- --------------------------------------
Millions of dollars              2003         2002          2001         2003         2002         2001
------------------------------------------------------------------------------------------------------------
Beginning balance              $    279       $  137       $   93        $   210      $  102       $   92
    Additions                        63          158           92             61         105           58
    Costs incurred during
       period                         -            -            -             63          19            -
    Settled/Other                  (109)         (16)         (48)          (109)        (16)         (48)
------------------------------------------------------------------------------------------------------------
Ending balance                 $    233       $  279       $  137        $   225      $  210       $  102
============================================================================================================

         The probable unapproved claims recorded in 2003 relate to seven contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with our customers. The largest claim relates to the Barracuda-Caratinga contract which was approximately 83% complete at December 31, 2003. There are probable unapproved claims that will likely not be settled within one year totaling $204 million at December 31, 2003 included in the table above that are reflected as "Other assets" on the consolidated balance sheet. All other probable unapproved claims included in the table above have been recorded to "Unbilled work on uncompleted contracts" included in the "Total receivables" amount on the consolidated balance sheet. In addition, we are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. These have a total value of $97 million at December 31, 2003 of which $78 million is unlikely to be settled within one year.
         Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Amounts for unapproved claims are included in "Equity in and advances to related companies" and totaled $10 million at December 31, 2003 and $9 million at December 31, 2002. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share is valued at $59 million at December 31, 2003 of which $36 million is unlikely to be settled within one year.

Note 3. Barracuda-Caratinga Project
         In June 2000, KBR entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oil fields, which are located off the coast of Brazil. The construction manager and owner's representative is Petroleo Brasilero SA (Petrobras), the

Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage and offloading units, commonly referred to as FPSOs, 32 hydrocarbon production wells, 22 water injection wells and all sub-sea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs. The project is significantly behind the original schedule due in large part to change orders from the project owner and is in a financial loss position. As a result, we have asserted numerous claims against the project owner and are subject to potential liquidated damages. We continue to engage in discussions with the project owner in an attempt to settle issues relating to additional claims, completion dates and liquidated damages.
         Our performance under the contract is secured by:
              - performance letters of credit, which together have an available credit of approximately $266 million as of December 31, 2003 and which will continue to be adjusted to represent approximately 10% of the contract amount, as amended to date by change orders;
              - retainage letters of credit, which together have available credit of approximately $160 million as of December 31, 2003 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
              - a guarantee of Kellogg Brown & Root's performance under the agreement by Halliburton Company in favor of the project owner.
         In November 2003 we entered into agreements with the project owner in which the project owner agreed to:
              - pay $69 million to settle a portion of our claims, thereby reducing the amount of probable unapproved claims to $114 million; and
              - extend the original project completion dates and other milestone dates, reducing our exposure to liquidated damages.
         Accordingly, as of December 31, 2003:
              -   the project was approximately 83% complete;
              - we have recorded an inception to date pretax loss of $355 million related to the project, of which $238 million was recorded in 2003 and $117 million was recorded in 2002;
              - the probable unapproved claims included in determining the loss were $114 million; and
              - we have an exposure to liquidated damages of up to ten percent of the contract value. Based upon the current schedule forecast, we would incur $96 million in liquidated damages if our claim for additional time is not successful.
         Unapproved Claims. We have asserted claims for compensation substantially in excess of the $114 million of probable unapproved claims recorded as noncurrent assets as of December 31, 2003, as well as claims for additional time to complete the project before liquidated damages become applicable. The project owner and Petrobras have asserted claims against us that are in addition to the project owner's potential claims for liquidated damages. In the November 2003 agreements, the parties have agreed to arbitrate these remaining disputed claims. In addition, we have agreed to cap our financial recovery to a maximum of $375 million, and the project owner and Petrobras have agreed to cap their recovery to a maximum of $380 million plus liquidated damages.
         Liquidated Damages. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. We expect that the Barracuda vessel will likely be completed at least 16 months later than its original contract determination date, and the Caratinga vessel will likely be completed at least 14 months later than its original contract determination date. However, there can be no assurance that further delays will not occur. In the event that any portion of the delay is determined to be attributable to us and any phase of the project is completed after the milestone dates specified in the contract, we could be required to pay liquidated damages. These damages were initially calculated on an escalating basis rising ultimately to approximately $1 million per day of delay caused by us, subject to a total cap on liquidated damages of 10% of the final contract amount (yielding a cap of approximately $272 million as of December 31, 2003).
         Under the November 2003 agreements, the project owner granted an extension of time to the original completion dates and other milestone dates that average approximately 12 months. In addition, the project owner agreed to delay any attempt to assess the original liquidated damages against us for project delays beyond 12 months and up to 18 months and delay any drawing of letters of credit with respect to such liquidated damages until the earliest of December 7, 2004, the completion of any arbitration proceedings or the resolution of all claims between the project owner and us. Although the November 2003 agreements do not delay the drawing of letters of credit for liquidated damages for delays beyond 18 months, our master letter of credit facility (See Note 13) will provide funding for any such draw while it is in effect. The November 2003 agreements also provide for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule. That amount is subject to the total cap on liquidated damages of 10% of the final contract amount. Based upon the November 2003 agreements and our most recent estimates of project completion dates, which are April 2005 for the Barracuda vessel and May 2005 for the Caratinga vessel, we estimate that if we were to be completely unsuccessful in our claims for additional time, we would be obligated to pay $96 million in liquidated damages. We have not accrued for this exposure because we consider the imposition of such liquidated damages to be unlikely.
         Value added taxes. On December 16, 2003, the State of Rio de Janeiro issued a decree recognizing that Petrobras is entitled to a credit for the value added taxes paid on the project. The decree also provided that value added taxes that may have become due on the project but which had not yet been paid could be paid in January 2004 without penalty or interest. In response to the decree, we have entered into an agreement with Petrobras whereby Petrobras agreed to:
              - directly pay the value added taxes due on all imports on the project (including Petrobras' January 2004 payment of approximately $150 million); and
              - reimburse us for value added taxes paid on local purchases, of which approximately $100 million will become due during 2004.
Since the credit to Petrobras for these value added taxes is on a delayed basis, the issue of whether we must bear the cost of money for the period from payment by Petrobras until receipt of the credit has not been determined.
         The validity of the December 2003 decree has now been challenged in court in Brazil. Our legal advisers in Brazil believe that the decree will be upheld. If it is overturned or rescinded, or the Petrobras credits are lost for any other reason not due to Petrobras, the issue of who must ultimately bear the cost of the value added taxes will have to be determined based upon the law prior to the December 2003 decree. We believe that the value added taxes are reimbursable under the contract and prior law, but, until the December 2003 decree was issued, Petrobras and the project owner had been contesting the reimbursability of up to $227 million of value added taxes. There can be no assurance that we will not be required to pay all or a portion of these value added taxes. In addition, penalties and interest of $40 million to $100 million could be due if the December 2003 decree is invalidated. We have not accrued any amounts for these taxes, penalties or interest.
         Default provisions. Prior to the filing of the pre-packaged Chapter 11 proceedings in connection with the proposed settlement of our asbestos and silica claims, we obtained a waiver from the project owner (with the approval of the lenders financing the project) so that the filing did not constitute an event of default under the contract. In addition, the project owner also obtained a waiver from the lenders so that the Chapter 11 filing did not constitute an event of default under the project owner's loan agreements with the lenders. The waiver received by the project owner from the lender is subject to certain conditions which have thus far been fulfilled. Included as a condition is that the pre-packaged plan of reorganization be confirmed by the bankruptcy court within 120 days of the filing of the Chapter 11 proceedings. The currently scheduled hearing date for confirmation of the plan of reorganization is not within the 120-day period. We understand that the project owner is seeking and expects to receive, an extension of the 120-day period, but can give no assurance that it will be granted. In the event that the conditions do not continue to be fulfilled the lenders, among other things, could exercise a right to suspend the project owner's use of advances made, and currently escrowed, to fund the project. We believe it is unlikely that the lenders will exercise any right to stop funding the project given the current status of the project and the fact that a failure to pay may allow us to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project.
         In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of such default (i.e., our services are terminated as a result of such default), the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million plus the return of up to $300 million in advance payments previously received by us to the extent they have not been repaid. The original contract terms require repayment of the $300 million in advance payments by crediting the last $350 million of our invoices related to the contract by that amount, but the November 2003 agreements delay the repayment of any of the $300 million in advance payments until at least December 7, 2004. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
         Cash flow considerations. The project owner has procured project finance funding obligations from various lenders to finance the payments due to us under the contract. The project owner currently has no other committed source of funding on which we can necessarily rely. In addition, the project financing includes borrowing capacity in excess of the original contract amount. However, only $250 million of this additional borrowing capacity is reserved for increases in the contract amount payable to us and our subcontractors.
         Under the loan documents, the availability date for loan draws expired December 1, 2003 and therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary (which is funding the drilling costs of the project) until all amounts due to us, including amounts due for the claims, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
         We have now begun to fund operating cash shortfalls on the project and would be obligated to fund such shortages over the remaining project life in an amount we currently estimate to be approximately $480 million. That funding level assumes generally that neither we nor the project owner are successful in recovering claims against the other and that no liquidated damages are imposed. Under the same assumptions, except assuming that we recover unapproved claims in the amounts currently recorded, the cash shortfall would be approximately $360 million. We have already funded approximately $85 million of such shortfall and expect that our funded shortfall amount will increase to approximately $416 million by December 2004, of which approximately $225 million would be paid to the project owner in December 2004 as part of the return of the $300 million in advance payments. The remainder of the advance payments would be returned to the project owner over the remaining life of the project after December 2004. There can be no assurance that we will recover the amount of unapproved claims we have recognized, or any amounts in excess of that amount.

Note 4. Acquisitions and Dispositions
         Enventure and WellDynamics. In January 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure Global Technologies LLC (Enventure) and
WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Enventure and WellDynamics were owned equally by Halliburton and Shell. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its
Poroflex(TM) expandable sand screens and a distribution agreement for its Versaflex(TM) expandable liner hangers. Halliburton acquired an additional one percent of WellDynamics from Shell, giving Halliburton 51% ownership and control of day-to-day operations. In addition, Shell received an option to obtain Halliburton's remaining interest in Enventure by giving Halliburton an additional 14% interest in WellDynamics. The transaction required no cash, except for the cash necessary to adjust and re-balance the current and projected working capital positions.
         Halliburton Measurement Systems. In May 2003, we sold certain assets of Halliburton Measurement Systems, which provides flow measurement and sampling systems, to NuFlo Technologies, Inc. for approximately $33 million in cash, subject to post-closing adjustments. The pretax gain on the sale of Halliburton Measurement Systems assets was $24 million ($14 million after tax, or $0.03 per diluted share) and is included in our Production Optimization segment.
         Wellstream. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems and solutions, to Candover Partners Ltd. for $136 million in cash. The assets sold included manufacturing plants in Newcastle on the Tyne, United Kingdom, and Panama City, Florida, as well as certain assets and contracts in Brazil. In addition, Wellstream had $34 million in goodwill recorded at the disposition date. The transaction resulted in a pretax loss of $15 million ($12 million after tax, or $0.03 per diluted share), which is included in our Landmark and Other Energy Services segment. Included in the pretax loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax benefit for the loss on disposition of Wellstream was only 20%.
         Mono Pumps. In January 2003, we sold our Mono Pumps business to National Oilwell, Inc. The sale price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell common stock, which were valued at $65 million on January 15, 2003. We recorded a pretax gain of $36 million ($21 million after tax, or $0.05 per diluted share) on the sale, which is included in our Drilling and Formation Evaluation segment. Included in the pretax gain is the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax rate for this disposition was 42%. In February 2003, we sold 2.5 million of our 3.2 million shares of the National Oilwell common stock for $52 million, which resulted in a gain of $2 million pretax, or $1 million after tax, which was recorded in "Other, net." In February 2004, we sold the remaining shares for $20 million, resulting in a gain of $6 million.
         Subsea 7 formation. In May 2002, we contributed substantially all of our Halliburton Subsea assets, with a book value of approximately $82 million, to a newly formed company, Subsea 7, Inc. The contributed assets were recorded by the new company at a fair value of approximately $94 million. The $12 million difference is being amortized over ten years representing the average remaining useful life of the assets contributed. We own 50% of Subsea 7, Inc. and account for this investment using the equity method in our Production Optimization segment. The remaining 50% is owned by DSND Subsea ASA.
         Bredero-Shaw. In the second quarter of 2002, we incurred an impairment charge of $61 million ($0.14 per diluted share) related to our then-pending sale of Bredero-Shaw. On September 30, 2002, we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The sale price of $149 million was comprised of $53 million in cash, a short-term note of $25 million and 7.7 million of ShawCor Class A Subordinate shares. Consequently, we recorded a 2002 third quarter pretax loss on the sale of $18 million, or $0.04 per diluted share, which is reflected in our Landmark and Other Energy Services segment. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in "Other, net" a $9 million pretax loss on the sale of ShawCor shares.
         European Marine Contractors Ltd. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Landmark and Other Energy Services segment, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million, resulting in a pretax gain of $108 million, or $0.15 per diluted share after tax. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option and received an additional $19 million and recorded a pretax gain of $3 million, or $0.01 per diluted share after tax, in "Other, net" in the statement of operations as a result of the increase in value of this option.
         Magic Earth acquisition. We acquired Magic Earth, Inc., a 3-D visualization and interpretation technology company with broad applications in the area of data interpretation in November 2001 for common shares with a value of $100 million. At the consummation of the transaction, we issued 4.2 million shares, valued at $23.93 per share, to complete the purchase. Magic Earth became a wholly-owned subsidiary and is reported within our Landmark and Other Energy Services segment. We recorded goodwill of $71 million, all of which is nondeductible for tax purposes. In addition, we recorded intangible assets of $19 million, which are being amortized based on a five-year life.
         PGS Data Management acquisition. In March 2001, we acquired the PGS Data Management division of Petroleum Geo-Services ASA (PGS) for $164 million in cash. The acquisition agreement also calls for Landmark to provide, for a fee, strategic data management and distribution services to PGS for three years from the date of acquisition. We recorded intangible assets of $14 million and goodwill of $149 million in our Landmark and Other Energy Services segment, $9 million of which is non-deductible for tax purposes. The intangible assets are being amortized based on a three-year life.
         Dresser Equipment Group disposition. In April 2001, we disposed of the remaining businesses in the Dresser Equipment Group, which is reflected in discontinued operations. See Note 21.

Note 5. Business Segment Information
         During the second quarter of 2003, we restructured our Energy Services Group into four divisions and our Engineering and Construction Group into one, which is the basis for the five segments we now report. We grouped product lines in order to better align ourselves with how our customers procure our services, and to capture new business and achieve better integration, including joint research and development of new products and technologies and other synergies. The new segments mirror the way our chief executive officer (our chief operating decision maker) now regularly reviews the operating results, assesses performance and allocates resources.
         Our five business segments are now organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services and the Engineering and Construction Group. We sometimes refer to the combination of Drilling and Formation Evaluation, Fluids, Production Optimization and Landmark and Other Energy Services segments as the Energy Services Group.
         The amounts in the 2002 and 2001 notes to the consolidated financial statements related to segments have been restated to conform to the 2003 composition of reportable segments.
         During the first quarter of 2002, we announced plans to restructure our businesses into two operating subsidiary groups. One group is focused on energy services and the other is focused on engineering and construction. As part of this restructuring, many support functions that were previously shared were moved into the two business groups. We also decided that the operations of Major Projects (which currently consists of the Barracuda-Caratinga project in
Brazil), Granherne and Production Services better aligned with KBR in the current business environment. These businesses were moved for management and reporting purposes from the Energy Services Group to the Engineering and Construction Group during the second quarter of 2002.
         Following is a summary of our new segments.
         Drilling and Formation Evaluation. The Drilling and Formation Evaluation segment is primarily involved in drilling and evaluating the formations related to bore-hole construction and initial oil and gas formation evaluation. The products and services in this segment incorporate integrated technologies, which offer synergies related to drilling activities and data gathering. The segment consists of drilling services, including directional drilling and measurement-while-drilling/logging-while-drilling; logging services; and drill bits. Included in this business segment are Sperry-Sun, logging and perforating and Security DBS. Also included is our Mono Pumps business, which we disposed of in the first quarter of 2003.
         Fluids. The Fluids segment focuses on fluid management and technologies to assist in the drilling and construction of oil and gas wells. Drilling fluids are used to provide for well control, drilling efficiency, and as a means of removing wellbore cuttings. Cementing services provide zonal isolation to prevent fluid movement between formations, ensure a bond to provide support for the casing, and provide wellbore reliability. Our Baroid and cementing product lines, along with our equity method investment in Enventure, an expandable casing joint venture, are included in this segment.
         Production Optimization. The Production Optimization segment primarily tests, measures and provides means to manage and/or improve well production once a well is drilled and, in some cases, after it has been producing. This segment consists of:
              -   production   enhancement   services   (including   fracturing,
                  acidizing,  coiled tubing,  hydraulic workover,  sand control, and pipeline and process services);
              -   completion products and services  (including  well  completion equipment, slickline and safety systems);
              -   tools   and   testing   services    (including   underbalanced
                  applications,   tubular  conveyed  perforating   and   testing
                  services); and
              -   subsea operations conducted  in our 50%  owned company, Subsea
                  7, Inc.
         Landmark and Other Energy Services. This segment represents integrated exploration and production software information systems, consulting services, real-time operations, smartwells, and other integrated solutions. Included in this business segment are Landmark Graphics, integrated solutions, Real Time Operations and our equity method investment in WellDynamics, an intelligent well completions joint venture. Also included are Wellstream, Bredero-Shaw and European Marine Contractors Ltd., all of which have been sold.
         Engineering and Construction Group. The Engineering and Construction Group provides engineering, procurement, construction, project management, and facilities operation and maintenance for oil and gas and other industrial and governmental customers. Our Engineering and Construction Group offers:
              -   onshore  engineering and  construction  activities,  including engineering and construction of liquefied natural gas, ammonia and crude oil refineries and natural gas plants;
              -   offshore deepwater  engineering,  marine  technology,  project management, and worldwide construction capabilities;
              -   government operations, construction, maintenance and logistics activities for government facilities and installations;
              -   plant  operations,  maintenance and start-up services for both upstream and downstream oil, gas and petrochemical facilities as well as operations, maintenance and logistics services for the power, commercial and industrial markets; and
              -   civil engineering, consulting and project management services.

         General corporate. General corporate represents assets not included in a business segment and is primarily composed of cash and cash equivalents, deferred tax assets and insurance for asbestos and silica litigation claims.
         Intersegment   revenues  and  revenues  between  geographic  areas  are
immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenues and operating income of the applicable segment.
         Total revenues for 2003 include $4.2 billion, or 26% of total consolidated revenues, from the United States Government, which are derived almost entirely from our Engineering and Construction Group. Revenues from the United States Government during 2002 and 2001 represented less than 10% of total consolidated revenues. No other customer represented more than 10% of consolidated revenues in any period presented.
         The tables below present information on our continuing operations business segments.

   Operations by Business Segment
                                                           Years ended December 31
                                                 ------------------------------------------
   Millions of dollars                               2003          2002          2001
-------------------------------------------------------------------------------------------
   Revenues:
   Drilling and Formation Evaluation               $   1,643    $   1,633      $   1,643
   Fluids                                              2,039        1,815          2,065
   Production Optimization                             2,766        2,554          2,803
   Landmark and Other Energy Services                    547          834          1,300
-------------------------------------------------------------------------------------------
      Total Energy Services Group                      6,995        6,836          7,811
   Engineering and Construction Group                  9,276        5,736          5,235
-------------------------------------------------------------------------------------------
   Total                                           $  16,271    $  12,572      $  13,046
===========================================================================================
   Operating income (loss):
   Drilling and Formation Evaluation               $     177    $     160      $     171
   Fluids                                                251          202            308
   Production Optimization                               421          384            528
   Landmark and Other Energy Services                    (23)        (108)            29
-------------------------------------------------------------------------------------------
      Total Energy Services Group                        826          638          1,036
   Engineering and Construction Group                    (36)        (685)           111
   General corporate                                     (70)         (65)           (63)
-------------------------------------------------------------------------------------------
   Total                                           $     720    $    (112)     $   1,084
===========================================================================================
   Capital expenditures:
   Drilling and Formation Evaluation               $     145    $     190      $     225
   Fluids                                                 54           55             92
   Production Optimization                               124          118            209
   Landmark and Other Energy Services Group               27          149            105
   Shared energy services                                103           91            112
-------------------------------------------------------------------------------------------
      Total Energy Services Group                        453          603            743
   Engineering and Construction Group                     62          161             54
-------------------------------------------------------------------------------------------
   Total                                           $     515    $     764      $     797
===========================================================================================

         Within the Energy Services Group, not all assets are associated with specific segments. Those assets specific to segments include receivables, inventories, certain identified property, plant and equipment (including field service equipment), equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment (including shared facilities) are considered to be shared among the segments within the Energy Services Group. For segment operating income presentation the depreciation expense associated with these shared Energy Services Group assets is allocated to the Energy Services Group segments and general corporate.

   Operations by Business Segment (continued)
                                                             Years ended December 31
                                                 ---------------------------------------------
   Millions of dollars                               2003          2002            2001
----------------------------------------------------------------------------------------------
   Depreciation, depletion and amortization:
   Drilling and Formation Evaluation               $     144    $     137      $     126
   Fluids                                                 50           48             50
   Production Optimization                               104           99             95
   Landmark and Other Energy Services                     77          112            137
   Shared energy services                                 92           79             66
----------------------------------------------------------------------------------------------
      Total Energy Services Group                        467          475            474
   Engineering and Construction Group                     50           29             56
   General corporate                                       1            1              1
----------------------------------------------------------------------------------------------
   Total                                           $     518    $     505      $     531
==============================================================================================
   Total assets:
   Drilling and Formation Evaluation               $   1,074    $   1,163      $   1,253
   Fluids                                              1,030          830          1,071
   Production Optimization                             1,558        1,365          1,402
   Landmark and Other Energy Services                    895        1,399          1,766
   Shared energy services                              1,240        1,187          1,072
----------------------------------------------------------------------------------------------
      Total Energy Services Group                      5,797        5,944          6,564
   Engineering and Construction Group                  5,082        3,104          3,187
   General corporate                                   4,584        3,796          1,215
----------------------------------------------------------------------------------------------
   Total                                           $  15,463    $  12,844      $  10,966
==============================================================================================


   Operations by Geographic Area
                                                          Years ended December 31
                                                 --------------------------------------------
   Millions of dollars                               2003          2002           2001
---------------------------------------------------------------------------------------------
   Revenues:
   United States                                   $   4,415    $   4,139      $   4,911
   Iraq                                                2,399            1              2
   United Kingdom                                      1,473        1,521          1,800
   Other areas (numerous countries)                    7,984        6,911          6,333
---------------------------------------------------------------------------------------------
   Total                                           $  16,271    $  12,572      $  13,046
=============================================================================================
   Long-lived assets:
   United States                                   $   4,461    $   4,617      $   3,030
   United Kingdom                                        630          691            617
   Other areas (numerous countries)                      917          711            744
---------------------------------------------------------------------------------------------
   Total                                           $   6,008    $   6,019      $   4,391
=============================================================================================

Note 6. Receivables
         Our receivables are generally not collateralized. Included in notes and accounts receivable are notes with varying interest rates totaling $11 million at December 31, 2003 and $53 million at December 31, 2002. At December 31, 2003, 41% of our total receivables related to our United States government contracts, primarily for projects in the Middle East. Receivables from the United States government at December 31, 2002 were less than 10% of consolidated receivables.
         On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables. Collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as "true sales" under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.
         The amount of undivided interests which can be sold under the program varies based on the amount of eligible Energy Services Group receivables in the pool at any given time and other factors. The funding subsidiary initially sold a $200 million undivided ownership interest to the unaffiliated companies, and could from time to time sell additional undivided ownership interests. In July 2003, however, the balance outstanding under this facility was reduced to zero. The total amount outstanding under this facility continued to be zero as of December 31, 2003.

Note 7. Inventories
         Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $38 million at December 31, 2003 and $43 million at December 31, 2002. If the average cost method had been used, total inventories would have been $17 million higher than reported at December 31, 2003 and December 31, 2002.
         Inventories at December 31, 2003 and December 31, 2002 are composed of the following:

                                                     December 31
                                            ------------------------------
   Millions of dollars                         2003            2002
--------------------------------------------------------------------------
   Finished products and parts              $    503        $    545
   Raw materials and supplies                    159             141
   Work in process                                33              48
--------------------------------------------------------------------------
   Total                                    $    695        $    734
==========================================================================

         Finished products and parts are reported net of obsolescence reserves of $117 million at December 31, 2003 and $140 million at December 31, 2002.

Note 8. Restricted Cash
         At December 31, 2003, we had restricted cash of $259 million. Restricted cash consists of:
              - $107 million deposit that collateralizes a bond for a patent infringement judgment on appeal, included in "Other current assets" (See Note 13);
              - $78 million as collateral for potential future insurance claim reimbursements, included in "Other assets";
              - $37 million ordered by the bankruptcy court to be set aside as part of the reorganization proceedings, included in "Other current assets"; and

              - $37 million ($22 million in "Other assets" and $15 million in "Other current assets") primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.
         At December 31, 2002, we had $190 million in restricted cash in "Other assets".

Note 9. Property, Plant and Equipment
         Property, plant and equipment at December 31, 2003 and 2002 are composed of the following:

   Millions of dollars                       2003          2002
---------------------------------------------------------------------
   Land                                    $     80      $     86
   Buildings and property improvements        1,065         1,024
   Machinery, equipment and other             4,921         4,842
---------------------------------------------------------------------
   Total                                      6,066         5,952
   Less accumulated depreciation              3,540         3,323
---------------------------------------------------------------------
   Net property, plant and equipment       $  2,526      $  2,629
=====================================================================

         Buildings and property improvements are depreciated over 5-40 years; machinery, equipment and other are depreciated over 3-25 years.
         Machinery, equipment and other includes oil and gas investments of $359 million at December 31, 2003 and $356 million at December 31, 2002.

Note 10. Debt
         Short-term notes payable consist primarily of overdraft facilities and other facilities with varying rates of interest. Long-term debt at the end of 2003 and 2002 consists of the following:

  Millions of dollars                                                2003          2002
---------------------------------------------------------------------------------------------
  3.125% convertible senior notes due July 2023                      $ 1,200       $    -
  5.5% senior notes due October 2010                                     748            -
  1.5% plus LIBOR senior notes due October 2005                          300            -
  Medium-term notes due 2006 through 2027                                600          750
  7.6% debentures of Halliburton due August 2096                         294            -
  8.75% debentures due February 2021                                     200          200
  7.6% debentures of DII Industries, LLC due August 2096                   6          300
  Variable interest credit facility maturing September 2009               69           66
  8% senior notes which matured April 2003                                 -          139
  Effect of interest rate swaps                                            9           13
  Other notes with varying interest rates                                 11            8
---------------------------------------------------------------------------------------------
  Total long-term debt                                                 3,437        1,476
  Less current portion                                                    22          295
---------------------------------------------------------------------------------------------
  Noncurrent portion of long-term debt                               $ 3,415      $ 1,181
=============================================================================================

         Convertible notes. In June 2003, we issued $1.2 billion of 3.125% convertible senior notes due July 15, 2023, with interest payable semi-annually. The notes are our senior unsecured obligations ranking equally with all of our existing and future senior unsecured indebtedness.
         The notes are convertible into our common stock under any of the following circumstances:
              - during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous quarter is greater than or equal to 120% of the conversion price per share of our common stock on such last trading day;
              -   if the notes have been called for redemption;
              - upon the occurrence of specified corporate transactions that are described in the indenture relating to the offering; or
              - during any period in which the credit ratings assigned to the notes by both Moody's Investors Service and Standard & Poor's are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.
         The initial conversion price is $37.65 per share and is subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and common stock.
         The notes are redeemable for cash at our option on or after July 15, 2008. Holders may require us to repurchase the notes for cash on July 15 of 2008, 2013 or 2018 or, prior to July 15, 2008, in the event of a fundamental change as defined in the underlying indenture. In each case, we will pay a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional amounts owed, if any.
         Floating and fixed rate senior notes. In October 2003, we completed an offering of $1.05 billion of floating and fixed rate unsecured senior notes. The fixed rate notes, with an aggregate principal amount of $750 million, will mature on October 15, 2010 and bear interest at a rate equal to 5.5%, payable semi-annually. The fixed rate notes were initially offered on a discounted basis at 99.679% of their face value. The discount is being amortized to interest expense over the life of the bond. The floating rate notes, with an aggregate principal amount of $300 million, will mature on October 17, 2005 and bear interest at a rate equal to three-month LIBOR (London interbank offered rates) plus 1.5%, payable quarterly.
         Medium-term notes. At December 31, 2003, we had outstanding notes under our medium-term note program as follows:

        Amount                Due             Rate
-------------------------------------------------------
  $ 275 million             08/2006          6.00%
  $ 150 million             12/2008          5.63%
  $  50 million             05/2017          7.53%
  $ 125 million             02/2027          6.75%
=======================================================

         Each holder of the 6.75% medium-term notes has the right to require us to repay their notes in whole or in part on February 1, 2007. We may redeem the 5.63% and 6.00% medium-term notes in whole or in part at any time. The 7.53% notes may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements.
         Exchange of DII Industries debentures. In October 2003, DII Industries commenced a consent solicitation in which it requested consents to amend the indenture governing its $300 million aggregate principal amount of 7.6% debentures due 2096 to, among other things, eliminate the bankruptcy-related events of default. Halliburton commenced an exchange offer in which it offered to issue its new 7.6% debentures due 2096 in exchange for a like amount of outstanding 7.6% debentures due 2096 of DII Industries held by holders qualified to participate in the exchange offer. On December 15, 2003, the consents to amend the DII Industries indenture became effective and the exchange offer in which Halliburton issued its new 7.6% debentures due 2096 in exchange for a like amount of outstanding 7.6% debentures due 2096 of DII Industries was completed. Following the exchange offer, approximately $6 million of the 7.6% debentures due 2096 of DII Industries remained outstanding and, prior to the completion of the exchange offer, Halliburton became a co-obligor on the remaining DII Industries debentures.

         Variable interest credit facility. In the fourth quarter 2002, our 51% owned consolidated subsidiary, Devonport Management Limited (DML), signed an agreement for a credit facility of (pound)80 million maturing in September 2009. This credit facility has a variable interest rate that was equal to 4.73% on December 31, 2003. There are various financial covenants which must be maintained by DML. DML has drawn down $69 million as of December 31, 2003. Under this agreement, annual payments of approximately $20 million are due in quarterly installments. As of December 31, 2003, the available credit under this facility was approximately $57 million.
         Interest rate swaps. In the second quarter of 2002, we terminated our interest rate swap agreement on our 8% senior notes. The notional amount of the swap agreement was $139 million. This interest rate swap was designated as a fair value hedge. Upon termination, the fair value of the interest rate swap was not material. In the fourth quarter 2002, we terminated the interest rate swap agreement on our 6.00% medium-term note. The notional amount of the swap agreement was $150 million. This interest rate swap was designated as a fair value hedge. Upon termination, the fair value of the interest rate swap was $13 million. These swaps had previously been classified in "Other assets" on the balance sheet. The fair value adjustments to the hedged 6.00% medium-term note are being amortized as a reduction in interest expense using the "effective yield method" over the remaining life of the medium-term note.
         Maturities. Our debt, excluding the effects of our interest rate swaps, matures as follows: $22 million in 2004; $324 million in 2005; $296 million in 2006; $10 million in 2007; $151 million in 2008; and $2,625 million thereafter.
         Senior notes due 2007. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On January 26, 2005, or on any interest payment date thereafter, we have the option to redeem all or a portion of the outstanding notes.
         Chapter 11-related financing activities. In anticipation of the pre-packaged Chapter 11 filing, in the fourth quarter of 2003 we entered into:
              -   a   delayed-draw   term   facility  (Senior  Unsecured  Credit
                  Facility) that would currently provide for draws of up to $500 million to be available for cash funding of the trusts for the
                  benefit  of   asbestos   and  silica  claimants,  if  required
                  conditions are met; and
              -   a  $700   million   three-year   revolving   credit   facility
                  (Revolving   Credit  Facility)  for  general  working  capital
                  purposes, which expires in October 2006.
         At December 31, 2003, there were no borrowings outstanding under these facilities.
         Drawings under the Senior Unsecured Credit Facility are subject to satisfaction of certain conditions, including confirmation of the proposed plan of reorganization, maintenance of certain financial covenants and the long-term senior unsecured debt of Halliburton shall have been confirmed at BBB or higher (stable outlook) by Standard & Poor's and Baa2 or higher (stable outlook) by Moody's Investors Service. Proceeds received by Halliburton from the issuance of debt securities, asset sales and from the settlement of asbestos and silica insurance claims reduce commitments under the Senior Unsecured Credit Facility.
         Borrowings under the Revolving Credit Facility will be secured by certain of our assets until:
              -   final and   non-appealable confirmation of  our proposed  plan
                  of reorganization;
              -   our long-term  senior  unsecured  debt is  rated BBB or higher
                  (stable  outlook)  by  Standard &  Poor's and  Baa2 or  higher
                  (stable outlook) by Moody's Investors Service;
              -   there is no material adverse change in our business condition;
              -   we are not in default under the Revolving Credit Facility; and
              -   there  are no  court proceedings pending  or threatened  which could have a material adverse affect on our business.
         To the extent that the aggregate principal amount of all secured indebtedness exceeds five percent of the consolidated net tangible assets of Halliburton and its subsidiaries, all collateral will be shared pro rata with holders of Halliburton's 8.75% notes due 2021, 3.125% convertible senior notes due 2023, senior notes due 2005, 5.5% senior notes due 2010, medium-term notes, 7.6% debentures due 2096, senior notes issued in January 2004 due 2007 and any other new issuance to the extent that the issuance contains a requirement that the holders thereof be equally and ratably secured with Halliburton's other secured creditors. Security to be provided includes:
              -   100% of  the stock  of Halliburton  Energy Services,  Inc.  (a wholly-owned subsidiary of Halliburton);
              -   100%  of  the   stock  or  other  equity   interests  held  by
                  Halliburton and Halliburton Energy Services, Inc. in certain of their first-tier domestic subsidiaries;
              -   66% of  the stock  or other  equity interests  of  Halliburton
                  Affiliates LLC (a wholly-owned subsidiary of Halliburton); and
              -   66% of the stock or other equity  interests of certain foreign subsidiaries  of Halliburton or Halliburton  Energy  Services,
                  Inc.

Note 11. Asbestos and Silica Obligations and Insurance Recoveries
Summary
         Several of our subsidiaries, particularly DII Industries and Kellogg Brown & Root, have been named as defendants in a large number of asbestos- and silica-related lawsuits. The plaintiffs allege injury primarily as a result of exposure to:
              - asbestos used in products manufactured or sold by former divisions of DII Industries (primarily refractory materials, gaskets and packing materials used in pumps and other industrial products);
              -   asbestos in materials used in our construction and maintenance projects of Kellogg Brown & Root or its subsidiaries; and
              -   silica related to sandblasting and drilling fluids operations.
         We have substantial insurance to reimburse us for portions of the costs of judgments, settlements and defense costs for these asbestos and silica claims. Since 1976, approximately 683,000 asbestos claims have been filed against us and approximately 238,000 asbestos claims have been closed through settlements in court proceedings at a total cost of approximately $227 million. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. In 2001, we were subject to several large adverse judgments in trial court proceedings. At December 31, 2003, approximately 445,000 asbestos claims were open, and we anticipate resolving all open and future claims in the pre-packaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root and other of our subsidiaries, which were filed on December 16, 2003. The following tables summarize the various charges we have incurred over the past three years and a rollforward of our asbestos- and silica-related liabilities and insurance receivables.

                                        2003                      2002                       2001
                              ------------------------------------------------------------------------------
                              Continuing   Discontinued  Continuing   Discontinued Continuing   Discontinued
Millions of dollars           Operations   Operations    Operations   Operations   Operations   Operations
------------------------------------------------------------------------------------------------------------
Asbestos and silica charges:
Pre-packaged Chapter 11
    proceedings                 $    -       $   1,016     $    -        $      -     $    -       $      -
2002 Rabinovitz Study                -               -        564           2,256          -              -
Liabilities for Harbison-
    Walker claims                    -               -          -               -          -            632
------------------------------------------------------------------------------------------------------------
       Subtotal                      -           1,016        564           2,256          -            632
------------------------------------------------------------------------------------------------------------
Asbestos and silica
insurance write-off/
(receivables):
Navigant Study                       -               6          -          (1,530)         -              -
Write-off of  Highlands
    accounts receivable              -               -         80               -          -              -
Insurance recoveries for
    Harbison-Walker claims           -               -          -               -          -           (537)
------------------------------------------------------------------------------------------------------------
       Subtotal                      -               6         80          (1,530)         -           (537)
------------------------------------------------------------------------------------------------------------
Other Costs:
Harbison-Walker matters              -              51          -              45          -              -
Professional fees                    -              58          -              35          -              4
Cash in lieu of interest             -              24          -               -          -              -
Other costs                          5               -          -               -         11              -
------------------------------------------------------------------------------------------------------------
       Subtotal                      5             133          -              80         11              4
------------------------------------------------------------------------------------------------------------
Pretax asbestos & silica
    charges                          5           1,155        644             806         11             99
Tax (provision) benefit             (2)              5       (114)           (154)        (4)           (35)
------------------------------------------------------- ----------------------------------------------------
Total asbestos & silica
   charges, net of tax          $    3       $   1,160     $  530        $    652     $    7       $     64
============================================================================================================

                                                                             December 31
                                                               -----------------------------------------
Millions of dollars                                                    2003                 2002
--------------------------------------------------------------------------------------------------------
Asbestos and silica related liabilities:
     Beginning balance                                               $   3,425            $    737
     Accrued liability                                                   1,016               2,820
     Payments on claims                                                   (355)               (132)
--------------------------------------------------------------------------------------------------------
Asbestos and silica related liabilities - ending  balance
     (of which $2,507 and $0 is current)                             $   4,086            $  3,425
========================================================================================================
Insurance for asbestos and silica related liabilities:
     Beginning balance                                               $  (2,059)           $   (612)
     (Accrual)/write-off of insurance recoveries                             6              (1,530)
     Write off of Highlands receivable                                       -                  45
     Insurance billings                                                     15                  38
--------------------------------------------------------------------------------------------------------
Insurance for asbestos and silica related liabilities -
     ending balance                                                  $  (2,038)           $ (2,059)
========================================================================================================
Accounts receivable for billings to insurance companies:
     Beginning balance                                               $     (44)           $    (53)
     Billed insurance recoveries                                           (15)                (38)
     Purchase of Harbison-Walker receivable,
          net of allowance                                                 (40)                  -
     Write-off of Highlands receivable                                       -                  35
     Payments received                                                       3                  12
--------------------------------------------------------------------------------------------------------
Accounts receivable for billings to insurance companies -
     ending balance                                                  $     (96)           $    (44)
========================================================================================================

Pre-packaged Chapter 11 proceedings and recent insurance developments
         Pre-packaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries have been stayed. See Note 12.
         Our subsidiaries sought Chapter 11 protection because Sections 524(g) and 105 of the Bankruptcy Code may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against us and our affiliates will be channeled into trusts established for the benefit of claimants under Section 524(g) and 105 of the Bankruptcy Code, thus releasing Halliburton and its affiliates from those claims.
         A pre-packaged Chapter 11 proceeding is one in which a debtor seeks approval of a plan of reorganization from affected creditors before filing for Chapter 11 protection. Prior to proceeding with the Chapter 11 filing, our affected subsidiaries solicited acceptances from known present asbestos and silica claimants to a proposed plan of reorganization. In the fourth quarter of 2003, valid votes were received from approximately 364,000 asbestos claimants and approximately 21,000 silica claimants, representing substantially all known claimants. Of the votes validly cast, over 98% of voting asbestos claimants and over 99% of voting silica claimants voted to accept the proposed plan of reorganization, meeting the voting requirements of Chapter 11 of the Bankruptcy Code for approval of the proposed plan. The pre-approved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
         The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and non-appealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
              -   up to approximately $2.5 billion in cash;
              - 59.5 million shares of Halliburton common stock (valued at approximately $1.6 billion for accrual purposes using a stock price of $26.17 per share, which is based on the average trading price for the five days immediately prior to and including December 31, 2003);
              - a one-year non-interest bearing note of $31 million for the benefit of asbestos claimants;
              - a silica note with an initial payment into a silica trust of $15 million. Subsequently the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
              - insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root.
         In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million on December 16, 2003. Halliburton also agreed to guarantee the payment of an additional $156 million of the remaining approximately $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 or the date on which an order confirming the proposed plan of reorganization becomes final and non-appealable. As a part of the definitive settlement agreements, we have been accruing cash payments in lieu of interest at a rate of five percent per annum for these amounts. We recorded approximately $24 million in pretax charges in 2003 related to the cash in lieu of interest. On December 16, 2003, we paid $22 million to satisfy a portion of our cash in lieu of interest payment obligations.

         As a result of the filing of the Chapter 11 proceedings, we adjusted the asbestos and silica liability to reflect the full amount of the proposed settlement and certain related costs, which resulted in a before tax charge of approximately $1.016 billion to discontinued operations in the fourth quarter 2003. The tax effect on this charge was minimal, as a valuation allowance was established for the net operating loss carryforward created by the charge. We also reclassified a portion of our asbestos and silica related liabilities from long-term to short-term, resulting in an increase of short-term liabilities by approximately $2.5 billion, because we believe we will be required to fund these amounts within one year.
         In accordance with the definitive settlement agreements entered in early 2003, we have been reviewing plaintiff files to establish a medical basis for payment of settlement amounts and to establish that the claimed injuries are based on exposure to our products. We have reviewed substantially all medical claims received. During the fourth quarter of 2003, we received significant numbers of the product identification due diligence files. Based on our review of these files, we received the necessary information to allow us to proceed with the pre-packaged Chapter 11 proceedings. As of December 31, 2003, approximately 63% of the value of claims passing medical due diligence have submitted satisfactory product identification. We expect the percentage to increase as we receive additional plaintiff files. Based on these results, we found that substantially all of the asbestos and silica liability relates to claims filed against our former operations that have been divested and included in discontinued operations. Consequently, all 2003 changes in our estimates related to the asbestos and silica liability were recorded through discontinued operations.
         Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will continue to adjust our asbestos and silica liability related to the shares if the average value of Halliburton stock for the five days immediately prior to and including the end of each fiscal quarter has increased by five percent or more from the most recent valuation of the shares. At December 31, 2003, the value of the shares to be contributed is classified as a long-term liability on our consolidated balance sheet, and the shares have not been included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of the fourth quarter, our diluted earnings per share from continuing operations for the year ended December 31, 2003 would have been reduced by $0.03. When and if we receive final and non-appealable confirmation of our proposed plan of reorganization, we will:
              - increase or decrease our asbestos and silica liability to value the 59.5 million shares of Halliburton common stock based on the value of Halliburton stock on the date of final and non-appealable confirmation of our proposed plan of reorganization;
              - reclassify from a long-term liability to shareholders' equity the final value of the 59.5 million shares of Halliburton common stock; and
              - include the 59.5 million shares in our calculations of earnings per share on a prospective basis.
         We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.
         Recent insurance developments. Concurrent with the remeasurement of our asbestos and silica liability due to the pre-packaged Chapter 11 filing, we evaluated the appropriateness of the $2.0 billion recorded for asbestos and silica insurance recoveries. In doing so, we separately evaluated two types of policies:

              -   policies held  by carriers with which we had either settled or
                  which  were  probable  of  settling   and  for which  we could
                  reasonably estimate the amount of the settlement; and
              -   other policies.
         In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
              -   reviewed DII  Industries'  historical  course of dealings with
                  its   insurance   companies    concerning   the   payment   of
                  asbestos-related  claims,  including DII  Industries'  15-year litigation and settlement history;
              -   reviewed  our  insurance coverage  policy database  containing information  on  key  policy  terms  as  provided  by  outside counsel;
              -   reviewed  the  terms of  DII  Industries'  prior  and  current coverage-in-place settlement agreements;
              -   reviewed  the status of  DII Industries'  and Kellogg  Brown &
                  Root's  current insurance-related  lawsuits  and  the  various legal  positions of the parties in those  lawsuits in relation to the  developed  and  developing  case law and the  historic positions  taken by insurers in the earlier  filed and settled lawsuits;
              -   engaged in discussions with our counsel; and
              -   analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
         Navigant Consulting's analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting's analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
         In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain Underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's Underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London Market Company Insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and non-appealable. A second payment of $75 million will be made eighteen months after the first payment.
         As of December 31, 2003, we developed our best estimate of the asbestos and silica insurance receivables as follows:
              -   included $575  million of  insurance  recoveries  from Equitas based on the January 2004 comprehensive agreement;
              -   included  insurance  recoveries from  other specific  insurers with whom we had settled;

              - estimated insurance recoveries from specific insurers that we are probable of settling with and for which we could reasonably estimate the amount of the settlement. When appropriate, these estimates considered prior settlements with insurers with similar facts and circumstances; and
              - estimated insurance recoveries for all other policies with the assistance of the Navigant Consulting study.
         The estimate we developed as a result of this process was consistent with the amount of asbestos and silica receivables recorded as of December 31, 2003, causing us not to significantly adjust our recorded insurance asset at that time. Our estimate was based on a comprehensive analysis of the situation existing at that time which could change significantly in the both near- and long-term period as a result of:
              -   additional settlements with insurance companies;
              -   additional insolvencies of carriers; and
              - legal interpretation of the type and amount of coverage available to us.
         Currently, we cannot estimate the time frame for collection of this insurance receivable, except as described earlier with regard to the Equitas settlement.
Asbestos and silica obligations and receivables based upon 2002 outside studies
         Rabinovitz study. In late 2001, DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz's estimates are based on historical data supplied by us and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In addition, Dr. Rabinovitz used the following assumptions in her estimates:
              - there will be no legislative or other systemic changes to the tort system;
              - we will continue to aggressively defend against asbestos claims made against us;
              - an inflation rate of 3% annually for settlement payments and an inflation rate of 4% annually for defense costs; and
              - we would receive no relief from our asbestos obligation due to actions taken in the Harbison-Walker Chapter 11 proceedings (see below).
In her estimates, Dr. Rabinovitz relied on the source data provided by our management; she did not independently verify the accuracy of the source data. The report took approximately seven months to complete.
         Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims through 2052, including defense costs, would be a range between $2.2 billion and $3.5 billion. The lower end of the range was calculated by using an average of the last five years of asbestos claims experience and the upper end of the range was calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims. As a result of reaching an agreement in principle in December of 2002 (which was the basis of the definitive settlement agreements entered in early 2003) for the settlement of all of our asbestos and silica claims, we believed it was appropriate to adjust our accrual to use the upper end of the range contained in Dr. Rabinovitz's study. Therefore in 2002 we recorded a pretax charge of $2.820 billion to increase our asbestos and silica liability to the upper end of the range.
         Navigant  study.  In 2002, we retained  Navigant  Consulting  (formerly
Peterson Consulting) to work with us to project the amount of insurance recoveries probable at that time. In conducting this analysis, Navigant Consulting used the Rabinovitz Study to project liabilities through 2052 using the two-year elevated rate of asbestos claim filings. The methodology used by Navigant Consulting for that study was consistent with the methodology employed in December 2003. Based on our analysis of the probable insurance recoveries, we recorded a receivable of $1.530 billion.

Other insurance matters
         Harbison-Walker Chapter 11 proceedings. A large portion of our asbestos claims relate to alleged injuries from asbestos used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, whose operations DII Industries acquired in 1967 and spun off in 1992. At the time of the spin-off, Harbison-Walker assumed liability for asbestos claims filed after the spin-off, and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post spin-off refractory asbestos claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries' historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off.
         In July 2001, DII Industries determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligations to DII Industries. Accordingly, DII Industries took up the defense of unsettled post spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims. As a result, in 2001 we recorded a charge of $632 million to increase our asbestos and silica liability to cover the Harbison-Walker asbestos and silica claims and $537 million in anticipated insurance recoveries.
         On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. In its initial Chapter 11 filings, Harbison-Walker stated it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate, pending and future asbestos and silica claims asserted directly against Harbison-Walker or asserted against DII Industries. In order to protect the shared insurance from dissipation, DII Industries began to assist Harbison-Walker in its Chapter 11 proceedings as follows:
              - on February 14, 2002, DII Industries paid $40 million to Harbison-Walker's United States parent holding company, RHI Refractories Holding Company (RHI Refractories);
              - DII Industries agreed to provide up to $35 million in debtor-in-possession financing to Harbison-Walker ($5 million was paid in 2002 and the remaining $30 million was paid in
                  2003); and
              - during 2003, DII Industries purchased $50 million of Harbison-Walker's outstanding insurance receivables, of which $10 million were estimated to be uncollectible.
         In 2003, DII Industries entered into a definitive agreement with Harbison-Walker. This agreement is subject to court approval in Harbison-Walker's Chapter 11 proceedings and would channel all asbestos and silica personal injury claims against Harbison-Walker and certain of its affiliates to the trusts created in DII Industries' and Kellogg Brown & Root's Chapter 11 proceedings. Our asbestos and silica obligations and related insurance recoveries recorded as of December 31, 2003 reflect the terms of this definitive agreement.
         DII Industries also agreed to pay RHI Refractories an additional $35 million if a plan of reorganization were proposed in the Harbison-Walker Chapter 11 proceedings and an additional $85 million if a plan is confirmed in the Harbison-Walker Chapter 11 proceedings, in each case acceptable to DII
Industries in its sole discretion. This plan must include an injunction channeling to Section 524(g)/105 trusts all present and future asbestos and silica claims against DII Industries arising out of the Harbison-Walker business or other DII Industries' businesses that share insurance with Harbison-Walker. The proposed plan of reorganization filed by Harbison-Walker on July 31, 2003 did not provide for a Section 524(g)/105 injunction. We do not believe it is likely that Harbison-Walker will propose or will be able to confirm a plan of reorganization in its Chapter 11 proceedings that is acceptable to DII Industries. In early 2004, we entered into an agreement with RHI Refractories to settle the $35 million and $85 million potential payments. The agreement calls for a $10 million payment to RHI and a $1 million payment to our asbestos and silica trusts on behalf of RHI Refractories. These amounts were expensed during 2003.
         London-based insurers. Equitas and other London-based companies have attempted to impose more restrictive documentation requirements on DII Industries and its affiliates than are currently required under existing covering-in-place agreements related to certain asbestos claims. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers and what procedures the policyholder must follow in order to obligate the insurer to pay claims. These insurance carriers stated that the new restrictive requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
         DII Industries is a plaintiff in two lawsuits against a number of London-based insurance companies asserting DII Industries' rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. DII Industries believes that the more restrictive documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued continue to pay larger claim settlements where the more restrictive documentation is obtained or where court judgments are entered. Likewise, they continue to pay previously agreed amounts of defense costs that DII Industries incurs defending claims.
         If the bankruptcy court approves our settlement agreement with Equitas, we will seek to dismiss Equitas from the litigation we currently have with the London-based insurers.
         Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump (a former division of DII Industries) is alleged by Federal-Mogul Products, Inc. (Federal-Mogul) to be shared with it. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul's allegations, DII Industries filed a lawsuit on December 7, 2001 in
Federal-Mogul's Chapter 11 proceedings asserting DII Industries' rights to asbestos insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor. The parties to this litigation have agreed to mediate this dispute. A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries' rights to access this shared insurance is uncertain.
         Highlands litigation. Highlands Insurance Company (Highlands) was our wholly-owned insurance company until it was spun off to our shareholders in 1996. Highlands wrote the primary insurance coverage for the construction claims related to Brown & Root, Inc. prior to 1980. On April 5, 2000, Highlands filed a lawsuit against Halliburton in the Delaware Chancery Court asserting that the construction claims insurance it wrote for Brown & Root, Inc. was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.'s construction claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling in the first quarter 2002, we wrote off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands.
         Excess insurance on construction claims. As a result of the Highlands litigation, Kellogg Brown & Root no longer has primary insurance coverage related to construction claims. However, excess insurance coverage policies with other insurers were in place during those periods. On March 20, 2002, Kellogg Brown & Root filed a lawsuit against the insurers that issued these excess insurance policies, seeking to establish the specific terms under which it can obtain reimbursement for costs incurred in settling and defending construction claims. Until this lawsuit is resolved, the scope of the excess insurance coverage will remain uncertain, and as such we have not recorded any recoveries related to excess insurance coverage.

Note 12. Chapter 11 Reorganization Proceedings
         On December 16, 2003, the following wholly-owned subsidiaries of Halliburton (collectively, the Debtors or Debtors-in-Possession) filed Chapter 11 proceedings in bankruptcy court in Pittsburgh, Pennsylvania:
              -   DII Industries, LLC;
              -   Kellogg Brown & Root, Inc.;
              -   Mid-Valley, Inc.;
              -   KBR Technical Services, Inc.;
              -   Kellogg Brown & Root Engineering Corporation;
              -   Kellogg   Brown  &  Root   International,   Inc.  (a  Delaware
                  corporation);
              -   Kellogg  Brown  &  Root  International,   Inc.  (a  Panamanian
                  corporation); and
              -   BPM Minerals, LLC.
         The bankruptcy court has scheduled a hearing on confirmation of the proposed plan of reorganization for May 10 through 12, 2004. The affected subsidiaries will continue to be wholly-owned by Halliburton Company under the proposed plan. Halliburton Company (the registrant), Halliburton's Energy Services Group or Kellogg Brown & Root's government services businesses are not included in the Chapter 11 filing. Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims filed against us and our subsidiaries will be channeled into trusts established under Sections 524(g) and 105 of the Bankruptcy Code for the benefit of claimants, thus releasing Halliburton and its affiliates from such claims.
         A pre-packaged Chapter 11 proceeding such as that of the Debtors is one in which approval of a plan of reorganization is sought from affected creditors before filing for Chapter 11 protection. Prior to proceeding with the Chapter 11 filing, the Debtors solicited acceptances from known present asbestos and silica claimants to a proposed plan of reorganization. In the fourth quarter of 2003, valid votes were received from approximately 364,000 asbestos claimants and approximately 21,000 silica claimants, representing substantially all known claimants. Of the votes validly cast, over 98% of voting asbestos claimants and over 99% of voting silica claimants voted to accept the proposed plan of reorganization, meeting the voting requirements of Chapter 11 of the Bankruptcy Code for approval of the proposed plan. The pre-approved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
         Debtors-in-Possession financial statements. Under the Bankruptcy Code, we are required to file periodically with the bankruptcy court various documents, including financial statements of the Debtors-in-Possession. These financial statements are prepared according to requirements of the Bankruptcy Code. While these financial statements accurately provide information required by the Bankruptcy Code, they are unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and from that used in the condensed combined financial statements that follow. Accordingly, we believe the substance and format do not allow meaningful comparison with the following condensed combined financial statements.
         Basis of presentation. We continue to consolidate the Debtors in our consolidated financial statements. While generally it is appropriate to de-consolidate a subsidiary during its Chapter 11 proceedings on the basis that control no longer rests with the parent, the facts and circumstances particular to our situation support the continued consolidation of these subsidiaries.
Specifically:
              -   substantially all  affected creditors have  approved the terms of the plan of reorganization and related transactions;

              -   the duration  of the Chapter  11 proceedings are  likely to be very short (anticipated to be approximately six months);
              -   the Debtors were solvent  and filed Chapter  11 proceedings to resolve asbestos and silica claims rather than as a result of insolvency; and
              - the plan of reorganization provides that we will continue to own 100% of the equity of the Debtors upon completion of the plan of reorganization. As such, the plan of reorganization will not impact our equity ownership of the Debtors.
         All reorganization items, including but not limited to all professional fees, realized gains and losses and provisions for losses, are included in both our consolidated financial statements and the condensed combined financial statements of the Debtors-in-Possession as discontinued operations. During 2003, we recorded a total of $27 million as reorganization items, all of which consisted of professional fees, including $16 million which was paid in 2003, with the balance expected to be paid in 2004.
         Furthermore, certain claims against the Debtors existing before the Chapter 11 filing are considered liabilities subject to compromise. The principal categories of claims subject to compromise at December 31, 2003 included the following:
              - $2,507 million current asbestos and silica related liabilities; and
              -   $1,579   million   long-term   asbestos  and   silica  related
                  liabilities.
         Prior to the filing of the Chapter 11 proceedings, DII Industries was the parent for all of Energy Services Group and KBR operations. As part of a pre-filing corporate restructuring, immediately prior to Chapter 11 filing, DII Industries distributed the Energy Services Group operations to Halliburton Company, while the operations of KBR continued to be conducted through subsidiaries of DII Industries. The condensed combined financial statements of the Debtors-in-Possession were prepared as if this distribution had taken place as of the January 1, 2003.

                              Debtors-in-Possession
                   Condensed Combined Statement of Operations
                              (Millions of dollars)
                                   (Unaudited)

                                                                      Year Ended
                                                                  December 31, 2003
--------------------------------------------------------------------------------------
Revenues                                                           $      2,040
Equity in earnings of majority owned subsidiaries                            70
--------------------------------------------------------------------------------------
Total revenues                                                            2,110
Operating costs and expenses                                              2,328
--------------------------------------------------------------------------------------
Operating loss                                                             (218)
Nonoperating expenses, net                                                  (26)
--------------------------------------------------------------------------------------
Loss from continuing operations before income
    taxes                                                                  (244)
Income tax benefit                                                           88
--------------------------------------------------------------------------------------
Loss from continuing operations                                            (156)
Loss from discontinued operations, net of tax
    benefit of $5                                                        (1,160)
--------------------------------------------------------------------------------------
Net loss                                                           $     (1,316)
======================================================================================

         The subsidiaries of DII Industries that are not included in the Chapter 11 filing are presented in the condensed combined financial statements using the equity method of accounting. These subsidiaries had revenues of $7,053 million and operating income of $233 million for the year ended December 31, 2003. These subsidiaries had assets of $2,283 million and liabilities of $2,303 million as of December 31, 2003.

                              Debtors-in-Possession
                        Condensed Combined Balance Sheet
                              (Millions of dollars)
                                   (Unaudited)

                                                                                        December 31,
                                                                                            2003
  ------------------------------------------------------------------------------------------------------
                                        Assets
    Current assets:
    Cash and equivalents                                                                $       108
    Receivables:
    Trade, net                                                                                  191
    Intercompany, net                                                                            50
    Unbilled work on uncompleted contracts                                                       60
    Other, net                                                                                   75
  ------------------------------------------------------------------------------------------------------
    Total receivables, net                                                                      376
    Inventories                                                                                  23
    Right to Halliburton shares (1)                                                           1,547
    Other current assets                                                                         80
  ------------------------------------------------------------------------------------------------------
    Total current assets                                                                      2,134
    Property, plant and equipment, net                                                           91
    Goodwill, net                                                                               188
    Investments in majority owned subsidiaries                                                1,567
    Insurance for asbestos and silica related liabilities                                     2,038
    Noncurrent deferred income taxes                                                            436
    Other assets                                                                                257
  ------------------------------------------------------------------------------------------------------
    Total assets                                                                        $     6,711
  ======================================================================================================
                          Liabilities and Shareholders' Equity
    Current liabilities:
    Accounts payable                                                                    $        13
    Accrued employee compensation and benefits                                                   30
    Advance billings on uncompleted contracts                                                    23
    Prepetition liabilities not subject to compromise                                           834
    Current prepetition asbestos and silica related liabilities subject to compromise         2,507
    Other current liabilities                                                                    14
  ------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 3,421
    Prepetition liabilities not subject to compromise                                           137
    Noncurrent prepetition asbestos and silica related liabilities subject to                 1,579
      compromise
    Other liabilities                                                                             2
  ------------------------------------------------------------------------------------------------------
    Total liabilities                                                                         5,139
  ------------------------------------------------------------------------------------------------------
    Shareholders' equity                                                                      1,572
  ------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                          $     6,711
  ======================================================================================================

(1) This line item  represents  an option for DII  Industries  to  acquire  59.5 million shares of Halliburton common stock at no cost and was valued at $26 based upon the closing price on December 31, 2003.

                              Debtors-in-Possession
                   Condensed Combined Statement of Cash Flows
                              (Millions of dollars)
                                   (Unaudited)

                                                              Year Ended
                                                          December 31, 2003
-----------------------------------------------------------------------------
   Total cash flows from operating activities                $ (1,226)
-----------------------------------------------------------------------------
   Total cash flows from investing activities                       2
-----------------------------------------------------------------------------
   Total cash flows from activities with Halliburton            1,306
-----------------------------------------------------------------------------
   Effect of exchange rate changes on cash                         (5)
-----------------------------------------------------------------------------
   Increase (decrease) in cash and equivalents                     77
   Cash and equivalents at beginning of year                       31
-----------------------------------------------------------------------------
   Cash and equivalents at end of year                       $    108
=============================================================================

         Some of the insurers of DII Industries and Kellogg Brown & Root have filed various motions in and objections to the Chapter 11 proceedings in an attempt to seek dismissal of the Chapter 11 proceedings or to delay the proposed plan of reorganization. The motions and objections filed by the insurers include a request that the court grant the insurers standing in the Chapter 11 proceedings to be heard on a wide range of matters, a motion to dismiss the Chapter 11 proceedings and a motion objecting to the proposed legal representative for future asbestos and silica claimants. On February 11, 2004, the bankruptcy court presiding over the Chapter 11 proceedings issued a ruling holding that the insurers lack standing to bring motions seeking to dismiss the pre-packaged plan of reorganization and denying standing to insurers to object to the appointment of the proposed legal representative for future asbestos and silica claimants. Notwithstanding the bankruptcy court ruling, we expect the insurers to object to confirmation of the pre-packaged plan of reorganization. In addition, we believe that these insurers will take additional steps to prevent or delay confirmation of a plan of reorganization, including appealing the rulings of the bankruptcy court, and there can be no assurance that the insurers would not be successful or that such efforts would not result in delays in the reorganization process.
         There can be no assurance that we will obtain the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us. In such event, a prolonged Chapter 11 proceeding could adversely effect the Debtors' relationships with customers, suppliers and employees, which in turn could adversely affect the Debtors' competitive position, financial condition and results of operations. In addition, if the Debtors are unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings, which could have a material adverse affect on Halliburton.

Note 13. Other Commitments and Contingencies
         United States government contract work. We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq's petroleum industry, known as RIO. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
         The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials have referred the matter to the agency's inspector general with a request for additional investigation by the agency's criminal division. We understand that the agency's inspector general has commenced an investigation. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work under a contract performed in the Balkans, which is still under review with the Department of Justice.
         On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General's office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are also continuing to review whether third party subcontractors paid, or attempted to pay, one or two former employees in connection with the potential $6 million over billing.
         The  DCAA has  raised  issues  relating  to our  invoicing  to the Army
Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We have taken two actions in response. First, we have temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our "order of magnitude" estimate of the remaining amounts (in addition to the $36 million we already credited) being questioned by the DCAA. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.
         All of these matters are still under review by the applicable government agencies. Additional review and allegations are possible, and the dollar amounts at issue could change significantly. We could also be subject to future DCAA inquiries for other services we provide in Iraq under the current LogCAP contract or the RIO contract. For example, as a result of an increase in the level of work performed in Iraq or the DCAA's review of additional aspects of our services performed in Iraq, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
         Securities and Exchange Commission (SEC) investigation. The SEC investigation into our recognition of revenue from unapproved claims and change orders on long-term construction projects, which began in late May 2002 as an informal inquiry, was converted to a formal investigation in December 2002. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices. To our knowledge, the SEC is now focused on the accuracy, adequacy and timing of our disclosure of the change in our accounting practice for revenues associated with estimated cost overruns and unapproved claims for specific long-term engineering and construction projects.

         Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen, LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. On March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in federal court against certain of our present and former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the consolidated cases would be settled. The memorandum of understanding called for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After that announcement, one of the lead plaintiffs announced that it was dissatisfied with the lead plaintiffs' counsel's handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs' counsel. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing. The attorneys representing the dissident plaintiff filed yet another class action case in August 2003 raising, in addition to allegations similar to those raised in the earlier filed actions, claims growing out of the September 1998 Dresser merger. We believe that the allegations in that action, styled Kimble v. Halliburton Company, et al., are without merit and we intend to vigorously defend against them. We also believe that those new allegations fall within the scope of the memorandum of understanding and that the settlement, if approved and consummated, will dispose of those claims in their entirety. The parties are awaiting an order from the court consolidating that action with the others.
         As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by our directors' and officers' insurance carrier. As such, we have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier.
         BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, and the court enjoined us from further use of our Phoenix fracturing fluid. BJ Services' judgment against us was affirmed by the federal appellate court in August 2003. Thereafter, we filed a petition for rehearing before the full federal circuit court. That petition was denied by order dated October 17, 2003. In mid-January 2004 we filed a petition for writ of certiorari requesting that the United States Supreme Court review and reverse the judgment. In light of the trial court's decision in April 2002, a total of $102 million was accrued in the first quarter of 2002, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. We do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business. We have alternative products to use in our fracturing operations and have not been using the Phoenix fracturing fluid since April 2002.
         Anglo-Dutch (Tenge). On October 24, 2003, a Texas district court jury returned a verdict finding a subsidiary of Halliburton liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet Republic of Kazakhstan. On January 20, 2004, the judge in that case entered judgment against us and our co-defendants, Ramco Oil & Gas, Ltd. and Ramco Energy, PLC (collectively, "Ramco"), jointly and severally, for the total sum of $106 million. That sum includes approximately $25 million in prejudgment interest on future lost profits damages which we believe was awarded countrary to law. A charge in the amount of $77 million was recorded in the third quarter of 2003 related to this matter. In February 2004, the court ordered the parties to appear on March 8, 2004 at which time the court will rehear our motions. We have posted cash in lieu of a bond in the amount of $25 million and intend to vigorously prosecute our appeal in the event that the court upholds the jury verdict at the conclusion of the March 8, 2004 hearing.
         Newmont Gold. In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower's failure and the shutdown of the gold extraction mill for a period of approximately a month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed which would require trial. We believe our exposure is no more than $40 million; however, we believe that we have valid defenses to Newmont's claims and intend to vigorously defend the matter. As of December 31, 2003, we had not accrued any amounts related to this matter.
         Improper payments reported to the Securities and Exchange Commission. During the second quarter 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment was issued by the Nigerian Tax Authorities in the second quarter of 2003 of approximately $4 million. We are cooperating with the Nigerian Tax Authorities to determine the total amount due as quickly as possible.
         Nigerian joint venture. It has been reported that a French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multi-billion dollar gas liquefication complex and related facilities at Bonny Island, in Rivers State, Nigeria. TSKJ and other similarly-owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total) and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the government's inquiries. As of December 31, 2003, we had not accrued any amounts related to this investigation.
         Operations in Iran. We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control, or OFAC, of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States persons from engaging in commercial, financial or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We are responding to questions raised in the most recent letter. As of December 31, 2003, we had not accrued any amounts related to this investigation.
         Environmental. We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:
              - the Comprehensive Environmental Response, Compensation and Liability Act;
              -   the Resources Conservation and Recovery Act;
              -   the Clean Air Act;
              -   the Federal Water Pollution Control Act; and
              -   the Toxic Substances Control Act.
         In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
         We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $31 million as of December 31, 2003 and $48 million as of December 31, 2002. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for nine federal and state superfund sites for which we have established a liability. As of December 31, 2003, those nine sites accounted for approximately $7 million of our total $31 million liability.
         Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of December 31, 2003, including $252 million which relate to our joint ventures' operations.
         In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covers at least 90% of the face amount of our existing letters of credit. The Master LC Facility became effective in December 2003. Each bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings. In addition, the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of the facility at closing plus $250 million, or approximately $1.5 billion.
         The purpose of the Master LC Facility is to provide an advance for letter of credit draws, if any, as well as to provide collateral for the reimbursement obligations for the letters of credits. Advances under the Master LC Facility will remain available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and non-appealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on November 1, 2004 and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. As of December 31, 2003, there were no outstanding advances under the Master LC Facility.

         The Master LC Facility requires the same asset collateralization and is subject to similar terms and conditions as our Revolving Credit Facility. See
Note 10.
         Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $243 million at December 31, 2003 and $364 million at December 31, 2002 of liquidated damages we could incur based upon completing the projects as forecasted as we consider the imposition of liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate our liability for liquidated damages.
         Leases. We are obligated under noncancelable operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rentals, net of sublease rentals, for noncancelable leases were as follows:

  Millions of dollars       2003         2002         2001
----------------------------------------------------------------
  Rental expense            $   193      $  149       $   172
================================================================

         Future total rentals on noncancelable  operating leases are as follows:
$143 million in 2004; $96 million in 2005; $80 million in 2006; $58 million in 2007; $45 million in 2008; and $267 million thereafter.

Note 14. Income Taxes
         The  components  of  the   (provision)/benefit   for  income  taxes  on
continuing operations are:

                                                       Years ended December 31
                                            -------------------------------------------
          Millions of dollars                   2003           2002           2001
          -----------------------------------------------------------------------------
          Current income taxes:
          Federal                             $   (167)      $     71       $   (146)
          Foreign                                 (181)          (173)          (157)
          State                                      1              4            (20)
          -----------------------------------------------------------------------------
          Total Current                           (347)           (98)          (323)
          -----------------------------------------------------------------------------
          Deferred income taxes:
          Federal                                   80            (11)           (58)
          Foreign                                   25             11             (8)
          State                                      8             18              5
          -----------------------------------------------------------------------------
          Total Deferred                           113             18            (61)
          -----------------------------------------------------------------------------
          Provision for Income Taxes          $   (234)      $    (80)      $   (384)
          =============================================================================

         The United States and foreign components of income (loss) from continuing operations before income taxes, minority interest and change in accounting principle are as follows:

                               Years ended December 31
                        ---------------------------------------
Millions of dollars         2003         2002         2001
---------------------------------------------------------------
United States             $    254      $   (537)    $    565
Foreign                        358           309          389
---------------------------------------------------------------
Total                     $    612      $   (228)    $    954
===============================================================

         The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes, minority interest and change in accounting principle are as follows:

                                                                    Years ended December 31
                                                             --------------------------------------
                                                                2003         2002         2001
---------------------------------------------------------------------------------------------------
United States Statutory rate                                    35.0%        35.0%        35.0%
    Rate differentials on foreign earnings                       0.8         (1.8)         3.4
    State income taxes, net of federal income tax benefit        0.9          0.9          1.4
    Prior years                                                  1.6         14.5            -
    Dispositions                                                (1.6)       (12.3)           -
    Valuation allowance                                            -        (71.5)           -
    Other items, net                                             1.5            -          0.5
---------------------------------------------------------------------------------------------------
    Total effective tax rate on continuing operations           38.2%       (35.2)%       40.3%
===================================================================================================

         The asbestos accruals, the losses on the Bredero-Shaw disposition and the associated tax benefits net of valuation allowances in continuing operations during 2002 are the primary causes of the unusual 2002 effective tax rate on continuing operations. There were no significant asbestos charges or related tax accruals included in continuing operations for 2001 or 2003.
         Our impairment loss on Bredero-Shaw during 2002 could not be benefited for tax purposes due to book and tax basis differences in that investment and the limited benefit generated by a capital loss carryback. However, due to changes in circumstances regarding prior years, we are now able to carry back a portion of the capital loss, which resulted in an $11 million benefit in 2003.
         The primary components of our deferred tax assets and liabilities and the related valuation allowances, including deferred tax accounts associated with discontinued operations are as follows:

                                                                December 31
                                                       ------------------------------
Millions of dollars                                        2003            2002
-------------------------------------------------------------------------------------
Gross deferred tax assets:
    Asbestos and silica related liabilities              $  1,463       $  1,201
    Employee compensation and benefits                        275            282
    Foreign tax credit carryforward                           113             49
    Capitalized research and experimentation                  100             75
    Accrued liabilities                                       100            102
    Construction contract accounting                           94            114
    Net operating loss carryforwards                           83             81
    Insurance accruals                                         77             78
    Alternative minimum tax credit carryforward                30              5
    Other                                                     191            147
-------------------------------------------------------------------------------------
             Total                                       $  2,526       $  2,134
-------------------------------------------------------------------------------------
Gross deferred tax liabilities:
    Insurance for asbestos and silica related
       liabilities                                       $    631       $    724
    Depreciation and amortization                             129            188
    Nonrepatriated foreign earnings                            36             36
    Other                                                      11             13
-------------------------------------------------------------------------------------
             Total                                       $    807       $    961
-------------------------------------------------------------------------------------
Valuation allowances:
    Future tax attributes related to asbestos
       and silica litigation                             $    624       $    233
    Foreign tax credit limitation                             113             49
    Net operating loss carryforwards                           56             77
    Other                                                       -              7
-------------------------------------------------------------------------------------
             Total                                       $    793       $    366
-------------------------------------------------------------------------------------
Net deferred income tax asset                            $    926       $    807
=====================================================================================

         We have $190 million of net operating loss carryforwards that expire from 2004 through 2012 and net operating loss carryforwards of $62 million with indefinite expiration dates. The federal alternative minimum tax credits are available to reduce future United States federal income taxes on an indefinite basis.
         We have accrued for the potential repatriation of undistributed earnings of our foreign subsidiaries and consider earnings above the amounts on which tax has been provided to be permanently reinvested. While these additional earnings could become subject to additional tax if repatriated, repatriation is not anticipated. Any additional amount of tax is not practicable to estimate.
         We have established a valuation allowance against foreign tax credit carryovers and certain foreign operating loss carryforwards on the basis that we believe these assets will not be utilized in the statutory carryover period. We also have recorded a valuation allowance on the asbestos and silica liabilities based on the anticipated impact of the future asbestos and silica deductions on our ability to utilize future foreign tax credits. We anticipate that a portion of the asbestos and silica deductions will displace future foreign tax credits and those credits will expire unutilized.

Note 15.  Shareholders' Equity and Stock Incentive Plans
         The following tables summarize our common stock and other shareholders' equity activity:

                                                Capital
                                                  in                                           Accumulated
                                                Excess                                            Other
                                      Common    of Par  Treasury      Deferred     Retained   Comprehensive
(Millions of dollars)                  Stock    Value     Stock     Compensation   Earnings      Income
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           $1,132     $259    $(845)      $    (63)     $3,733       $   (288)
============================================================================================================
Cash dividends paid                        -        -        -               -       (215)              -
Reissuance of treasury stock for:
   Stock purchase, compensation and
     incentive plans, net                  2       30       51               -          -               -
   Acquisition                             4       11      140               -          -               -
   Treasury stock purchased                -        -      (34)              -          -               -
   Current year awards, net of tax         -        -        -             (24)         -               -
   Tax benefit from exercise of options    -       (2)       -               -          -               -
------------------------------------------------------------------------------------------------------------
Total dividends and other
   transactions with shareholders          6       39      157             (24)      (215)              -
------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                              -        -        -               -        809               -
   Other comprehensive income,
     net of tax:
     Cumulative translation
       adjustments                         -        -        -               -          -             (32)
     Realization of losses included in
       net income                          -        -        -               -          -             102
     Minimum pension liability
       adjustment, net of income
       taxes of $13                        -        -        -               -          -             (15)
     Unrealized (loss) on
       investments and derivatives         -        -        -               -          -              (3)
------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)          -        -        -               -        809              52
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           $1,138     $298    $(688)      $    (87)     $4,327       $   (236)
============================================================================================================

Cash dividends paid                        -        -        -               -       (219)              -
Reissuance of treasury stock for:
   Stock purchase, compensation and
     incentive plans, net                  1      (24)      62               -          -               -
   Stock issued for acquisition            2       24        -               -          -               -
   Treasury stock purchased                -        -       (4)              -          -               -
   Current year awards, net of tax         -        -        -              12          -               -
   Tax benefit from exercise of options    -       (5)       -               -          -               -
------------------------------------------------------------------------------------------------------------
Total dividends and other transactions
   with shareholders                       3       (5)      58              12       (219)              -
------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net loss                                -        -        -               -       (998)              -
   Other comprehensive income,
     net of tax:
     Cumulative translation
       adjustments                         -        -        -               -          -              69
     Realization of losses included in
       net income                          -        -        -               -          -              15
     Minimum pension liability
       adjustment, net of income
       taxes of $70                        -        -        -               -          -            (130)
     Unrealized gain on
       investments and derivatives         -        -        -               -          -               1
------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)          -        -        -               -       (998)            (45)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           $1,141     $293    $(630)      $    (75)     $3,110       $   (281)
============================================================================================================



                                                Capital
                                                  in                                           Accumulated
                                                Excess                                            Other
                                      Common    of Par  Treasury      Deferred     Retained   Comprehensive
(Millions of dollars)                  Stock    Value     Stock     Compensation   Earnings      Income
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           $1,141   $293    $(630)        $  (75)      $3,110       $ (281)
============================================================================================================
Cash dividends paid                         -      -        -              -         (219)           -
Reissuance of treasury stock for:
   Stock purchase, compensation and
     incentive plans, net                   1    (19)      60              -            -            -
   Treasury stock purchased                 -      -       (7)             -            -            -
   Current year awards, net of tax          -      -        -             11            -            -
   Tax benefit from exercise of options     -     (1)       -              -            -            -
------------------------------------------------------------------------------------------------------------
Total dividends and other transactions
   with shareholders                        1    (20)      53             11         (219)           -
------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net loss                                 -      -        -              -         (820)           -
   Other comprehensive income,
     net of tax:
     Cumulative translation
       adjustments                          -      -        -              -            -           43
     Realization of losses included in
       net income                           -      -        -              -            -           15
     Minimum pension liability
       adjustment, net of income
       taxes of $25                         -      -        -              -            -          (88)
     Unrealized gain on
       investments and derivatives          -      -        -              -            -           13
------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)           -      -        -              -         (820)         (17)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003           $1,142   $273    $(577)        $  (64)      $ 2,071      $ (298)
============================================================================================================

                                                                          December 31
Accumulated other comprehensive income                ----------------------------------------------------
Millions of dollars                                         2003             2002              2001
----------------------------------------------------------------------------------------------------------
Cumulative translation adjustments                       $    (63)          $  (121)         $  (205)
Pension liability adjustments                                (245)             (157)             (27)
Unrealized gains (losses) on investments
   and derivatives                                             10                (3)              (4)
----------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income             $   (298)          $  (281)         $  (236)
==========================================================================================================

                                                                          December 31
Shares of common stock                                ----------------------------------------------------
Millions of shares                                          2003             2002              2001
----------------------------------------------------------------------------------------------------------
Issued                                                       457               456              455
In treasury                                                  (18)              (20)             (21)
----------------------------------------------------------------------------------------------------------
Total shares of common stock outstanding                     439               436              434
==========================================================================================================

         Our 1993 Stock and Incentive Plan provides for the grant of any or all of the following types of awards:
              - stock options, including incentive stock options and non-qualified stock options;
              - stock appreciation rights, in tandem with stock options or freestanding;
              -   restricted stock;
              -   performance share awards; and
              -   stock value equivalent awards.
Under the terms of the 1993 Stock and Incentive Plan, as amended, 49 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 16 million shares can be awarded as restricted stock. At December 31, 2003, 17 million shares were available for future grants under the 1993 Stock and Incentive Plan of which nine million shares remain available for restricted stock awards.
         In connection with the acquisition of Dresser Industries, Inc. in 1998, we assumed the outstanding stock options under the stock option plans maintained by Dresser Industries, Inc. Stock option transactions summarized below include amounts for the 1993 Stock and Incentive Plan and stock plans of Dresser Industries, Inc. and other acquired companies. No further awards are being made under the stock plans of acquired companies.
         The following table represents our stock options granted, exercised and forfeited during the past three years:

                                         Number of        Exercise        Weighted Average
                                           Shares         Price per        Exercise Price
  Stock Options                        (in millions)        Share            per Share
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2000           14.7      $  8.28 - 61.50       $  34.54
---------------------------------------------------------------------------------------------
    Granted                                   3.6        12.93 - 45.35          35.56
    Exercised                                (0.7)        8.93 - 40.81          25.34
    Forfeited                                (0.5)       12.32 - 54.50          36.83
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2001           17.1      $  8.28 - 61.50       $  35.10
---------------------------------------------------------------------------------------------
    Granted                                   2.6         9.10 - 19.75          12.57
    Exercised                                 -    *      8.93 - 17.21          11.39
    Forfeited                                (1.2)        8.28 - 54.50          31.94
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2002           18.5      $  9.10 - 61.50       $  32.10
---------------------------------------------------------------------------------------------
    Granted                                   2.4        18.60 - 24.76          23.45
    Exercised                                (0.4)        8.28 - 23.52          14.75
    Forfeited                                (1.0)        9.10 - 54.50          32.07
---------------------------------------------------------------------------------------------
  Outstanding at December 31, 2003           19.5      $  9.10 - 61.50       $  31.34
=============================================================================================

              *Actual exercises for 2002 were approximately 30,000 shares.

         Options outstanding at December 31, 2003 are composed of the following:

                                          Outstanding                                 Exercisable
                         ----------------------------------------------     --------------------------------
                                             Weighted
                                             Average        Weighted                            Weighted
                            Number of       Remaining       Average            Number of         Average
       Range of              Shares        Contractual      Exercise             Shares         Exercise
    Exercise Prices       (in millions)        Life          Price           (in millions)        Price
------------------------------------------------------------------------------------------------------------
  $  9.10 - 23.79               5.6             7.2         $  18.30               1.8          $  17.57
  $ 23.80 - 32.40               5.4             5.0            28.82               4.3             28.85
  $ 32.41 - 39.54               4.9             5.4            38.44               4.8             38.44
  $ 39.55 - 61.50               3.6             5.7            45.57               2.9             46.90
------------------------------------------------------------------------------------------------------------
  $  9.10 - 61.50              19.5             5.9         $  31.34              13.8          $  34.59
============================================================================================================

         There were 12.5 million options exercisable with a weighted average exercise price of $34.98 at December 31, 2002, and 10.7 million options exercisable with a weighted average exercise price of $34.08 at December 31, 2001.
         All stock options under the 1993 Stock and Incentive Plan, including options granted to employees of Dresser Industries, Inc. (now DII Industries) since its acquisition, are granted at the fair market value of the common stock at the grant date.

         Stock options generally expire 10 years from the grant date. Stock options under the 1993 Stock and Incentive Plan vest ratably over a three or four year period. Other plans have vesting periods ranging from three to 10 years. Options under the Non-Employee Directors' Plan vest after six months.
         Restricted shares awarded under the 1993 Stock and Incentive Plan were 431,865 in 2003, 1,706,643 in 2002, and 1,484,034 in 2001. The shares awarded are net of forfeitures of 248,620 in 2003,  46,894 in 2002, and 170,050 in 2001.
The weighted average fair market value per share at the date of grant of shares granted was $22.94 in 2003, $14.95 in 2002, and $30.90 in 2001.
         Our Restricted Stock Plan for Non-Employee Directors allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. We reserved 100,000 shares of common stock for issuance to non-employee directors. Under this plan we issued 4,000 restricted shares in 2003, 4,400 restricted shares in 2002, and 4,800 restricted shares in 2001. At December 31, 2003, 42,000 shares have been issued to non-employee directors under this plan. The weighted average fair market value per share at the date of grant of shares granted was $22.24 in 2003, $12.56 in 2002, and $34.35 in 2001.
         Our Employees' Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 2003, 151,850 shares (net of 43,550 shares forfeited) have been issued. Forfeitures were 800 in 2003, 400 in 2002, and 800 in 2001. No further grants are being made under this plan.
         Under the terms of our Career Executive Incentive Stock Plan, 15 million shares of our common stock were reserved for issuance to officers and key employees at a purchase price not to exceed par value of $2.50 per share. At December 31, 2003, 11.7 million shares (net of 2.2 million shares forfeited) have been issued under the plan. No further grants will be made under the Career Executive Incentive Stock Plan.
         Restricted shares issued under the 1993 Stock and Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees' Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares in which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2003, the unamortized amount is $64 million. We recognized compensation costs of $20 million in 2003, $38 million in 2002, and $23 million in 2001.
         During 2002, our Board of Directors approved the 2002 Employee Stock Purchase Plan (ESPP) and reserved 12 million shares for issuance. Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each 6-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Through the ESPP, there were approximately 1.3 million shares sold in 2003 and approximately 541,000 shares sold in 2002.
         We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
         On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares. No shares were repurchased in 2003 or 2002. We repurchased 1.2 million shares at a cost of $25 million in 2001.

Note 16. Series A Junior Participating Preferred Stock
         We previously declared a dividend of one preferred stock purchase right on each outstanding share of common stock. The dividend is also applicable to each share of our common stock that was issued subsequent to adoption of the Rights Agreement entered into with Mellon Investor Services LLC. Each preferred stock purchase right entitles its holder to buy one two-hundredth of a share of our Series A Junior Participating Preferred Stock, without par value, at an exercise price of $75. These preferred stock purchase rights are subject to anti-dilution adjustments, which are described in the Rights Agreement entered into with Mellon. The preferred stock purchase rights do not have any voting rights and are not entitled to dividends.
         The preferred stock purchase rights become exercisable in limited circumstances involving a potential business combination. After the preferred stock purchase rights become exercisable, each preferred stock purchase right will entitle its holder to an amount of our common stock, or in some circumstances, securities of the acquirer, having a total market value equal to two times the exercise price of the preferred stock purchase right. The preferred stock purchase rights are redeemable at our option at any time before they become exercisable. The preferred stock purchase rights expire on December 15, 2005. No event during 2003 made the preferred stock purchase rights exercisable.

Note 17. Income (Loss) Per Share
         Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares (consisting primarily of stock options) with a dilutive effect had been issued. The effect of common stock equivalents on basic weighted average shares outstanding was an additional three million shares in 2003 and an additional two million shares in 2001. Excluded from the computation of diluted income (loss) per share are options to purchase 16 million shares of common stock in 2003 and 10 million shares in 2001. These options were outstanding during these years, but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 (see Note 10) were not included in the computation of diluted income (loss) per share since the conditions for conversion had not been met as of December 31, 2003. Loss per share for discontinued operations and net loss for the year ended December 31, 2003 were antidilutive, as the control number used to determine whether to include any common stock equivalents in the weighted shares outstanding for the period is income from continuing operations.
         For 2002, we used the basic weighted average shares in the calculation of diluted loss per share as the effect of the common stock equivalents (which totaled two million shares for this period) would be antidilutive based upon the net loss from continuing operations.
         Included in the computation of diluted income per common share in 2001 are rights we issued in connection with the PES (International) Limited acquisition in 2000 for between 850,000 and 2.1 million shares of Halliburton common stock.

Note 18. Financial Instruments and Risk Management
         Foreign exchange risk. Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. We selectively manage significant exposures to potential foreign exchange losses considering current market conditions, future operating activities and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to protect us from the risk that the eventual dollar cash flows resulting from the sale and purchase of products and services in foreign currencies will be adversely affected by changes in exchange rates.

         We manage our currency exposure through the use of currency derivative instruments as it relates to the major currencies, which are generally the currencies of the countries for which we do the majority of our international business. These contracts generally have an expiration date of two years or less. Forward exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments. Forward exchange contracts and foreign exchange option contracts, which convey the right, but not the obligation, to sell or buy a specified amount of foreign currency at a specified price, are generally used to manage exposures related to assets and liabilities denominated in a foreign currency. None of the forward or option contracts are exchange traded. While derivative instruments are subject to fluctuations in value, the fluctuations are generally offset by the value of the underlying exposures being managed. The use of some contracts may limit our ability to benefit from favorable fluctuations in foreign exchange rates.
         Foreign currency contracts are not utilized to manage exposures in some currencies due primarily to the lack of available markets or cost considerations (non-traded currencies). We attempt to manage our working capital position to minimize foreign currency commitments in non-traded currencies and recognize that pricing for the services and products offered in these countries should cover the cost of exchange rate devaluations. We have historically incurred transaction losses in non-traded currencies.
         Assets, liabilities and forecasted cash flows denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities, which are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. Beginning in 2003, we designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges are included in operating income in the accompanying consolidated statement of operations and was not material in the year ended 2003. The unrealized net gains on these cash flow hedges were approximately $10 million as of December 31, 2003 and are included in other comprehensive income in the accompanying consolidated balance sheet. We expect approximately $10 million of the unrealized net gain on these cash flow hedges to be reclassified into earnings within a year as most of these cash flow hedges settle in the next 12 months. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective and, as a result, the amount of unrealized gain or loss associated with that hedge would be reclassified from other comprehensive income into earnings. At December 31, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is two years. In 2002, we did not designate these derivate contracts related to engineering and construction projects as cash flow hedges. The fair value of these contracts was immaterial as of the end of 2003 and 2002.
         Notional amounts and fair market values. The notional amounts of open forward contracts and options contracts for operations were $1.1 billion at December 31, 2003 and $609 million at December 31, 2002. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties, and thus, are not a measure of our exposure or of the cash requirements relating to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.
         Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash equivalents, investments and trade receivables. It is our practice to place our cash equivalents and investments in high-quality securities with various investment institutions. We derive the majority of our revenues from sales and services, including engineering and construction, to the energy industry. Within the energy industry, trade receivables are generated from a broad and diverse group of customers. There are concentrations of receivables in the United States and the United Kingdom. We maintain an allowance for losses based upon the expected collectibility of all trade accounts receivable. In addition, see Note 6 for further discussion of United States government receivables.

         There are no significant concentrations of credit risk with any individual counterparty related to our derivative contracts. We select counterparties based on their profitability, balance sheet and a capacity for timely payment of financial commitments which is unlikely to be adversely affected by foreseeable events.
         Interest rate risk. We have several debt instruments outstanding which have both fixed and variable interest rates. We manage our ratio of fixed to variable-rate debt through the use of different types of debt instruments and derivative instruments. As of December 31, 2003, we held no interest rate derivative instruments.
         Fair market value of financial instruments. The estimated fair market value of long-term debt was $3.6 billion at December 31, 2003 and $1.3 billion at December 31, 2002, as compared to the carrying amount of $3.4 billion at December 31, 2003 and $1.5 billion at December 31, 2002. The fair market value of fixed rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third-party quotes. The fair market values of derivative instruments used for fair value hedging and cash flow hedging were immaterial.

Note 19. Retirement Plans
         Our company and subsidiaries have various plans which cover a significant number of their employees. These plans include defined contribution plans, defined benefit plans and other postretirement plans.
              -   our   defined    contribution    plans   provide    retirement
                  contributions in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant's account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $87 million, $80 million and $129 million in 2003, 2002 and 2001, respectively;
              -   our defined  benefit  plans  include  both funded and unfunded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation; and
              -   our  postretirement  medical  plans are  offered  to  specific eligible employees. These plans are contributory. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution. Participants' contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate. For another postretirement medical plan we have generally absorbed the majority of the costs; however, an amendment was made to this plan in 2003 to limit the company's share of costs. Total amendments made in 2003 decreased the accumulated benefit obligation by $93 million.
         On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. Because the Act was passed after the measurement date used for our retirement plans, its impact has not been reflected in any amounts disclosed in the financial statements or accompanying notes. We are currently reviewing the effects the Act will have on our plans and expect to complete that review during 2004. In addition, we are waiting for guidance from the United States Department of Health and Human Services on how the employer subsidy provision will be administered and from the Financial Accounting Standards Board on how the impact of the Act should be recognized in our financial statements.
         Plan assets, expenses and obligation for retirement plans in the following tables include both continuing and discontinued operations. We use a September 30 measurement date for our international plans and an October 31 measurement date for our domestic plans.

                                                        Pension Benefits
                                           -------------------------------------------         Other
                                            United                United                   Postretirement
Benefit obligations                         States      Int'l     States      Int'l           Benefits
------------------------------------------------------------------------------------------------------------
Millions of dollars                                2003                  2002               2003     2002
------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year      $  144     $2,239    $   140     $1,968        $ 186    $ 157
Service cost                                      1         72          1         72            1        1
Interest cost                                    10        120          9        102           12       11
Plan participants' contributions                  -         17          -         14           13       11
Effect of business combinations and new plans     -         12          -         70            -        -
Amendments                                        -          -          1         (4)         (93)       -
Divestitures                                      -        (56)         -         (5)           -        -
Settlements/curtailments                          -          4         (1)        (1)           -        -
Currency fluctuations                             -         54          -        102            -        -
Actuarial gain/(loss)                            18        107          5        (27)           4       33
Benefits paid                                   (13)       (68)       (11)       (52)         (26)     (27)
------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year            $  160     $2,501    $   144     $2,239        $  97    $ 186
============================================================================================================
Accumulated benefit obligation
   at end of year                            $  158     $2,230    $   142     $2,032        $   -    $   -
============================================================================================================


                                                      Pension Benefits
                                           ---------------------------------------          Other
                                           United              United                  Postretirement
Plan assets                                States     Int'l    States     Int'l           Benefits
--------------------------------------------------------------------------------------------------------
Millions of dollars                               2003                2002              2003     2002
--------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning
   of year                                  $ 113    $ 1,886    $ 130     $1,827        $   -    $   -
Actual return on plan assets                    8        152       (6)       (69)           -        -
Employer contributions                          2         53        1         36           13       16
Settlements and transfers                       -        (33)      (1)         -            -        -
Plan participants' contributions                3         17        -         14           13       11
Effect of business combinations and new plans   -          -        -         45            -        -
Divestitures                                    -        (47)       -         (5)           -        -
Currency fluctuations                           -         43        -         89            -        -
Benefits paid                                 (13)       (68)     (11)       (51)         (26)     (27)
--------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year    $ 113    $ 2,003    $ 113     $1,886        $   -    $   -
========================================================================================================

         Our pension plan weighted-average asset allocations at December 31, 2003 and 2002 and the target allocations for 2004, by asset category are as follows:

                                                    Percentage of Plan Assets at Year End
                                           ---------------------------------------------------------
                            Target          United States    Int'l     United States       Int'l
                          Allocation       ---------------------------------------------------------
                             2004                    2003                         2002
----------------------------------------------------------------------------------------------------
Asset category
   Equity securities      45% - 70%              45%          63%           44%             61%
   Debt securities        30% - 55%              23%          34%           26%             37%
   Real estate                0%                  0%           0%            0%              0%
   Other - STIF            0% - 5%               32%           3%           30%              2%
----------------------------------------------------------------------------------------------------
Total                                           100%          100%         100%            100%
====================================================================================================

         Our   investment   strategy   varies  by  country   depending   on  the
circumstances of the underlying plan. Typically less mature plan benefit obligations are funded by using more equity securities as they are expected to achieve long-term growth while exceeding inflation. More mature plan benefit obligations are funded using more fixed income securities as they are expected to produce current income with limited volatility. Risk management practices include the use of multiple asset classes and investment managers within each asset class for diversification purposes. Specific guidelines for each asset class and investment manager are implemented and monitored.
         Funded status
         The funded status of the plans, reconciled to the amount reported on the statement of financial position, is as follows:

                                                    Pension Benefits
                                       -------------------------------------------           Other
                                        United                United                    Postretirement
                                        States      Int'l     States      Int'l            Benefits
----------------------------------------------------------------------------------------------------------
End of year (in millions of dollars)           2003                  2002               2003      2002
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year $   113    $2,003    $   113     $1,886        $   -     $   -
Benefit obligation at end of year            160     2,501        144      2,239           97       186

Funded status                            $   (47)   $ (498)   $   (31)    $ (353)       $ (97)    $(186)
Employer contribution                          -         5          -          -            2         2
Unrecognized transition                       (1)       (1)         -         (2)           -         -
obligation/(asset)
Unrecognized actuarial (gain)/loss            76       594         56        477           23        20
Unrecognized prior service cost/(benefit)      1        (1)         1          -          (90)        2
Purchase accounting adjustment                 -       (77)         -        (70)           -         -
----------------------------------------------------------------------------------------------------------
Net amount recognized                    $    29    $   22    $    26     $   52        $(162)    $(162)
==========================================================================================================

         Amounts recognized in the statement of financial position are as follows:

                                                  Pension Benefits
                                         ------------------------------------           Other
                                         United            United                   Postretirement
                                         States     Int'l  States    Int'l             Benefits
------------------------------------------------------------------------------------------------------
End of year (in millions of dollars)           2003              2002              2003       2002
------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
    balance sheets
Prepaid benefit cost                      $  31     $ 95    $  30    $  102        $   -      $   -
Accrued benefit liability including
    additional minimum liability            (76)    (361)     (59)     (250)         162        162
Intangible asset                              -        8        2        12            -          -
Accumulated other comprehensive income,
    net of tax                               48      197       35       122            -          -
Deferred tax asset                           26       83       18        66            -          -
------------------------------------------------------------------------------------------------------
Net amount recognized                     $  29     $ 22    $  26    $   52        $ 162      $ 162
======================================================================================================

         We recognized an additional minimum pension liability for the underfunded defined benefit plans of $107 million in 2003 and $212 million in 2002, of which $88 million was recorded as "Other comprehensive income" in 2003 and $130 million was recorded as "Other comprehensive income" in 2002. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders' equity.
         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002 are as follows:

                                           Pension Benefits
                                     ------------------------------
Millions of dollars                      2003            2002
-------------------------------------------------------------------
Projected benefit obligation           $   2,630       $  2,319
Accumulated benefit obligation         $   2,363       $  2,121
Fair value of plan assets              $   2,087       $  1,942
===================================================================

         Expected cash flows
         Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We currently expect to contribute $64 million to our international pension plans in 2004. For our domestic plans we expect our contributions to be in the range of $1 million to $3 million in 2004. We may make additional discretionary contributions, which will be determined after the actuarial valuations are complete. The United States Congress is expected to consider pension funding relief legislation when they reconvene for 2004. The actual contributions we make during 2004 may be impacted by the final legislative outcome, but the impact cannot be reasonably estimated at this time.

         Net periodic cost

                                          Pension Benefits
                          ---------------------------------------------------             Other
                          United           United            United                   Postretirement
                          States   Int'l   States    Int'l   States   Int'l              Benefits
End of year               --------------------------------------------------------------------------------
(millions of dollars)         2003              2002             2001            2003    2002     2001
----------------------------------------------------------------------------------------------------------
Components of net
   periodic benefit
   cost
Service cost                $  1     $ 72    $  1    $  72     $  2    $  60       $  1    $  1    $   2
Interest cost                 10      120       9      102       13       89         12      11       15
Expected return on
   plan assets               (12)    (136)    (13)    (106)     (18)     (95)         -       -        -
Transition amount              -       (1)      -       (2)       -       (2)         -       -        -
Amortization of prior
   service cost                -        -      (2)      (6)      (2)      (6)         -       -       (3)
Settlements/curtailments       2        -       -       (2)      16        -          -       -     (221)
Recognized actuarial
   (gain)/loss                 1       18       1        3       (1)      (9)         1      (1)      (1)
----------------------------------------------------------------------------------------------------------
Net periodic benefit
   (income)/cost            $  2     $ 73    $ (4)   $  61     $ 10    $  37       $ 14    $ 11    $(208)
==========================================================================================================

         Assumptions
         Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

                                             Pension Benefits
Weighted-average        ------------------------------------------------------------            Other
assumptions used to     United             United                United                    Postretirement
determine benefit       States    Int'l    States      Int'l     States     Int'l             Benefits
obligations at          --------------------------------------------------------------------------------------
December 31                   2003                 2002                 2001            2003    2002   2001
--------------------------------------------------------------------------------------------------------------
Discount rate           6.25%   2.5-18.0%   7.0%    5.25-20.0%    7.25%   5.0-8.0%      6.25%   7.0%   7.25%
Rate of compensation
    increase             4.5%   2.0-15.5%   4.5%     3.0-21.0%     4.5%   3.0-7.0%      N/A     N/A    N/A
==============================================================================================================

Weighted-average                             Pension Benefits
assumptions used to     ------------------------------------------------------------            Other
determine net           United                United             United                    Postretirement
periodic benefit cost   States     Int'l      States    Int'l    States     Int'l             Benefits
for years ended         ------------------------------------------------------------------------------------
December 31                     2003                2002                2001            2003    2002   2001
------------------------------------------------------------------------------------------------------------
Discount rate            7.0%   2.5-20.0%    7.25%   5.0-20.0%   7.5%    5.0-8.0%     7.0%    7.25%  7.50%
Expected return on
    plan assets         8.75%   5.5-8.0%      9.0%    5.5-9.0%   9.0%    5.5-9.0%      N/A     N/A    N/A
Rate of compensation
    increase             4.5%   2.0-21.0%     4.5%   3.0-21.0%   4.5%    3.0-7.0%      N/A     N/A    N/A
=============================================================================================================

         The overall expected long-term rate of return on assets is determined based upon an evaluation of our plan assets, historical trends and experience taking into account current and expected market conditions.

Assumed health care cost trend
rates at December 31                    2003         2002         2001
---------------------------------------------------------------------------
Health care cost trend rate
    assumed for next year               13.0%        13.0%        11.0%
Rate to which the cost trend
    rate is assumed to decline
    (the ultimate trend rate)           5.0%         5.0%         5.0%
Year that the rate reached the
    ultimate trend rate                 2008         2007         2005
===========================================================================

         Assumed health care cost trend rates are not expected to have a significant impact on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                       One-Percentage-Point
Millions of dollars                   Increase    (Decrease)
--------------------------------------------------------------
Effect on total of service and
    interest cost components           $    -       $     -
Effect on the postretirement
    benefit obligation                 $    1       $    (1)
==============================================================

Note 20. Related Companies
         We conduct some of our operations through joint ventures which are in partnership, corporate and other business forms and are principally accounted for using the equity method. Financial information pertaining to related companies for our continuing operations is set out below. This information includes the total related company balances and not our proportional interest in those balances.
         Our larger unconsolidated entities include Subsea 7, Inc., a 50% owned subsidiary, formed in May 2002 (whose results are reported in our Production Optimization segment) and the partnerships created to construct the Alice Springs to Darwin rail line in Australia (whose results are reported in our Engineering and Construction segment).
         Combined summarized financial information for all jointly owned operations that are accounted for under the equity method is as follows:

                                         Years ended December 31
  Combined Operating Results      ---------------------------------------
  Millions of dollars                 2003         2002         2001
-------------------------------------------------------------------------
  Revenues                           $  2,576     $  1,948     $  1,987
=========================================================================
  Operating income                   $    124     $    200     $    231
=========================================================================
  Net income                         $     74     $    159     $    169
=========================================================================

                                           December 31
   Combined Financial Position    -----------------------------
   Millions of dollars                 2003          2002
---------------------------------------------------------------
   Current assets                    $  1,355      $  1,404
   Noncurrent assets                    3,044         1,876
---------------------------------------------------------------
   Total                             $  4,399      $  3,280
===============================================================
   Current liabilities               $  1,332      $  1,155
   Noncurrent liabilities               2,277         1,367
   Minority interests                       3             -
   Shareholders' equity                   787           758
---------------------------------------------------------------
   Total                             $  4,399      $  3,280
===============================================================

Note 21. Other Discontinued Operations
         In addition to the asbestos and silica items recorded in discontinued operations for 2003, 2002 and 2001 (see Note 11), discontinued operations for 2003 also includes a $10 million pretax release of environmental and legal accruals. The accruals are no longer required as they related to indemnities associated with the 2001 disposition of Dresser Equipment Group. The tax effect of the release is $1 million.
         In late 1999 and early 2000, we sold our interest in two joint ventures that were a significant portion of our Dresser Equipment Group. In April 2001, we sold the remaining Dresser Equipment Group businesses. We recorded $37 million of income (or $22 million, net of tax effect of $15 million) for the financial results of Dresser Equipment Group through March 31, 2001 as discontinued operations.
         Gain on disposal of discontinued operations. As a result of the sale of Dresser Equipment Group, we recognized a pretax gain of $498 million ($299 million after tax). As part of the terms of the transaction, we retained a 5.1% equity interest of Class A common stock in the Dresser Equipment Group, which has been renamed Dresser, Inc. In July 2002, Dresser, Inc. announced a reorganization, and we have exchanged our shares for shares of Dresser Ltd. Our equity interest is accounted for under the cost method.
         Gain on disposal of discontinued operations reflects the gain on the sale of the remaining businesses within the Dresser Equipment Group in the second quarter of 2001.

  Gain on Disposal of Discontinued Operations
  Millions of dollars                                  2001
-----------------------------------------------------------------
  Proceeds from sale, less intercompany settlement    $  1,267
  Net assets disposed                                     (769)
-----------------------------------------------------------------
  Gain before taxes                                        498
  Income taxes                                            (199)
-----------------------------------------------------------------
  Gain on disposal of discontinued operations         $    299
=================================================================

Note 22. Reorganization of Business Operations in 2002
         On March 18, 2002 we announced plans to restructure our businesses into two operating subsidiary groups, the Energy Services Group and the Engineering and Construction Group. As part of this reorganization, we separated and consolidated the entities in our Energy Services Group together as direct and indirect subsidiaries of Halliburton Energy Services, Inc. We also separated and consolidated the entities in our Engineering and Construction Group together as direct and indirect subsidiaries of the former Dresser Industries, Inc., which became a limited liability company during the second quarter of 2002 and was renamed DII Industries, LLC. The reorganization of subsidiaries facilitated the separation, organizationally and financially of our business groups, which we believe will significantly improve operating efficiencies in both, while streamlining management and easing manpower requirements. In addition, many support functions, which were previously shared, were moved into the two business groups. As a result, we took actions during 2002 to reduce our cost structure by reducing personnel, moving previously shared support functions into the two business groups and realigning ownership of international subsidiaries by group.
         In 2002, we incurred costs related to the restructuring of approximately $107 million which consisted of the following:
              -   $64 million in personnel related expense;
              -   $17 million of asset related write-downs;
              -   $20   million   in   professional   fees    related   to   the
                  restructuring; and
              -   $6 million related to contract terminations.
         Of this amount, $8 million remained in accruals for severance arrangements and approximately $2 million for other items at December 31, 2002. During 2003, we charged $9 million of severance and other reorganization costs against the restructuring reserve, leaving a balance in the reserve as of December 31, 2003 of approximately $1 million.
         Although we have no specific plans currently, the reorganization would facilitate separation of the ownership of the two business groups in the future if we identify an opportunity that produces greater value for our shareholders than continuing to own both business groups.

Note 23. New Accounting Pronouncements
         On January 1, 2003 we adopted the Financial  Accounting Standards Board
(FASB) Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at December 31, 2003 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.
         The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), in January 2003. In December 2003, the FASB issued FIN 46R, a revision which supersedes the original interpretation and includes:
              - the deferral of the effective date for certain variable interests until the first quarter of 2004;
              - additional scope exceptions for certain other variable interests; and
              - additional guidance on what constitutes a variable interest entity.
         FIN 46 requires the consolidation of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. Currently, entities are generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.
         We have identified the following variable interest entities:
              - during 2001, we formed a joint venture in which we own a 50% equity interest with two other unrelated partners, each owning a 25% equity interest. This variable interest entity was formed to construct, operate and service certain assets for a third party and was funded with third party debt. The construction of the assets is expected to be completed in

                  2004,  and the operating and service  contract  related to the assets extends through 2023. The proceeds from the debt financing are being used to construct the assets and will be paid down with cash flows generated during the operation and service phase of the contract with the third party. As of December 31, 2003, the joint venture had total assets of $157 million and total liabilities of $155 million. Our aggregate exposure to loss as a result of our involvement with this joint venture is limited to our equity investment and subordinated debt of $11 million and any future losses related to the construction and operation of the assets. We are not the primary beneficiary. The joint venture is accounted for under the equity method of accounting in our Engineering and Construction Group segment; and
              - our Engineering and Construction Group is involved in three projects executed through joint ventures to design, build, operate and maintain roadways for certain government agencies. We have a 25% ownership interest in these joint ventures and account for them under the equity method. These joint ventures are considered variable interest entities as they were initially formed with little equity contributed by the partners. The joint ventures have obtained financing through third parties which is not guaranteed by us. We are not the primary beneficiary of these joint ventures and will, therefore, continue to account for them using the equity method. As of December 31, 2003, these joint ventures had total assets of $1.3 billion and total liabilities of $1.3 billion. Our maximum exposure to loss is limited to our equity investments in and loans to the joint ventures (totaling $40 million at December 31, 2003) and our share of any future losses to the construction of these roadways.

                               HALLIBURTON COMPANY
                             Selected Financial Data
                                   (Unaudited)

                                                                        Years ended December 31
  Millions of dollars and shares                 ----------------------------------------------------------------------
  except per share and employee data                 2003          2002          2001          2000           1999
  ---------------------------------------------------------------------------------------- ----------------------------
  Total revenues                                   $ 16,271      $ 12,572      $ 13,046      $ 11,944      $   12,313
  =====================================================================================================================
  Total operating income (loss)                         720          (112)        1,084           462             401
  Nonoperating expense, net                            (108)         (116)         (130)         (127)            (94)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations
      before income taxes and minority interest         612          (228)          954           335             307
  Provision for income taxes                           (234)          (80)         (384)         (129)           (116)
  Minority interest in net income of
      consolidated subsidiaries                         (39)          (38)          (19)          (18)            (17)
  ---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations         $    339      $   (346)     $    551      $    188      $      174
  =====================================================================================================================
  Income (loss) from discontinued operations       $ (1,151)     $   (652)     $    257      $    313      $      283
  =====================================================================================================================
  Net income (loss)                                $   (820)     $   (998)     $    809      $    501      $      438
  =====================================================================================================================
  Basic income (loss) per share
      Continuing operations                        $   0.78      $  (0.80)     $   1.29      $   0.42      $     0.40
      Net income (loss)                               (1.89)        (2.31)         1.89          1.13            1.00
  Diluted income (loss) per share
      Continuing operations                            0.78         (0.80)         1.28          0.42            0.39
      Net income (loss)                               (1.88)        (2.31)         1.88          1.12            0.99
  Cash dividends per share                             0.50          0.50          0.50          0.50            0.50
  Return on average shareholders' equity             (26.86)%      (24.02)%       18.64%        12.20%          10.49%
  ---------------------------------------------------------------------------------------------------------------------
  Financial position
  Net working capital                              $  1,377      $  2,288      $  2,665      $  1,742      $    2,329
  Total assets                                       15,463        12,844        10,966        10,192           9,639
  Property, plant and equipment, net                  2,526         2,629         2,669         2,410           2,390
  Long-term debt (including current maturities)       3,437         1,476         1,484         1,057           1,364
  Shareholders' equity                                2,547         3,558         4,752         3,928           4,287
  Total capitalization                                6,002         5,083         6,280         6,555           6,590
  Shareholders' equity per share                       5.80          8.16         10.95          9.20            9.69
  Average common shares outstanding (basic)             434           432           428           442             440
  Average common shares outstanding (diluted)           437           432           430           446             443
  ---------------------------------------------------------------------------------------------------------------------
  Other financial data
  Capital expenditures                             $   (515)     $   (764)     $   (797)     $   (578)     $     (520)
  Long-term borrowings (repayments), net              1,896           (15)          412          (308)            (59)
  Depreciation, depletion and amortization
      expense                                           518           505           531           503             511
  Goodwill amortization included in depreciation,
      depletion and amortization expense                  -             -            42            44              33
  Payroll and employee benefits                      (5,154)       (4,875)       (4,818)       (5,260)         (5,647)
  Number of employees                               101,381        83,000        85,000        93,000         103,000
  =====================================================================================================================

                               HALLIBURTON COMPANY
                   Quarterly Data and Market Price Information
                                   (Unaudited)

                                                                              Quarter
                                                      --------------------------------------------------------
Millions of dollars except per share data                 First         Second        Third         Fourth         Year
----------------------------------------------------------------------------------------------------------------------------
2003
Revenues                                               $   3,060        $ 3,599       $ 4,148       $ 5,464       $16,271
Operating income                                             142             71           204           303           720
Income from continuing operations                             59             42            92           146           339
Loss from discontinued operations                             (8)           (16)          (34)       (1,093)       (1,151)
Cumulative effect of change in accounting
    principal, net of tax benefit of $5                       (8)             -             -             -            (8)
Net income (loss)                                             43             26            58          (947)         (820)
Earnings per share:
    Basic income (loss) per share:
       Income (loss) from continuing operations             0.14            0.09          0.21         0.34          0.78
       Loss from discontinued operations                   (0.02)          (0.03)        (0.08)       (2.52)        (2.65)
Cumulative effect of change in accounting
    principal, net of tax benefit                          (0.02)             -             -            -          (0.02)
       Net income (loss)                                    0.10            0.06          0.13        (2.18)        (1.89)
    Diluted income (loss) per share:
       Income (loss) from continuing operations             0.14            0.09          0.21         0.34          0.78
       Loss from discontinued operations                   (0.02)          (0.03)        (0.08)       (2.51)        (2.64)
Cumulative effect of change in accounting
    principal, net of tax benefit                          (0.02)             -             -            -          (0.02)
       Net income (loss)                                    0.10            0.06          0.13        (2.17)        (1.88)
Cash dividends paid per share                              0.125           0.125         0.125        0.125          0.50
Common stock prices (1)
    High                                                   21.79           24.97         25.90        27.20         27.20
    Low                                                    17.20           19.98         20.50        22.80         17.20
============================================================================================================================
2002
Revenues                                               $   3,007        $ 3,235       $ 2,982       $ 3,348       $12,572
Operating income (loss)                                      123           (405)          191           (21)         (112)
Income (loss) from continuing operations                      50           (358)           94          (132)         (346)
Loss from discontinued operations                            (28)          (140)            -          (484)         (652)
Net income (loss)                                             22           (498)           94          (616)         (998)
Earnings per share:
    Basic income (loss) per share:
       Income (loss) from continuing operations             0.12          (0.83)         0.22         (0.30)        (0.80)
       Loss from discontinued operations                   (0.07)         (0.32)            -         (1.12)        (1.51)
       Net income (loss)                                    0.05          (1.15)         0.22         (1.42)        (2.31)
    Diluted income (loss) per share:
       Income (loss) from continuing operations             0.12          (0.83)         0.22         (0.30)        (0.80)
       Loss from discontinued operations                   (0.07)         (0.32)            -         (1.12)        (1.51)
       Net income (loss)                                    0.05          (1.15)         0.22         (1.42)        (2.31)
Cash dividends paid per share                              0.125          0.125         0.125         0.125          0.50
Common stock prices (1)
    High                                                   18.00          19.63         16.00         21.65         21.65
    Low                                                     8.60          14.60          8.97         12.45          8.60
============================================================================================================================

(1) New York Stock Exchange - composite transactions high and low intraday price.

PART III

Item 10. Directors and Executive Officers of Registrant.
         The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Election of Directors." The information required for the executive officers of the Registrant is included under Part I on pages 11 and 12 of this annual report.

Audit Committee Financial Expert
         In the business judgment of the Board of Directors, all five members of the Audit Committee, Robert L. Crandall, Kenneth T. Derr, W. R. Howell, Ray L. Hunt and C. J. Silas, are independent and have accounting or related financial management experience required under the listing standards and have been designated by the Board of Directors as "audit committee financial experts".

Item 11. Executive Compensation.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the captions "Compensation Committee Report on Executive Compensation," "Comparison of Cumulative Total Return," "Summary Compensation Table," "Option Grants for Fiscal 2003," "Aggregated Option Exercises in Fiscal 2003 and December 31, 2003 Option Values," "Long-term Incentive Plans - Awards in Fiscal 2003," "Employment Contracts and Change-in-Control Arrangements," and "Directors' Compensation."

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(b). Security Ownership of Management.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Stock Ownership of Certain Beneficial Owners and Management."

Item 12(c). Changes in Control.
         Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans. This information is incorporated by reference to the Halliburton
Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Certain Relationships and Related Transactions."

Item 14. Principal Accounting Fees and Services.
         This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption "Fees Paid to KPMG LLP."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements:
             The reports of Independent Public Accountants and the financial statements of the Company as required by Part II, Item 8, are included on pages 63 and 64 and pages 65 through 121 of this annual report. See index on page 14.

    2. Financial Statement Schedules:                                Page No.

             Report on supplemental schedule of KPMG LLP               139

             Schedule II - Valuation and qualifying accounts
             for the three years ended December 31, 2003               140

             Note: All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

    3. Exhibits:

      Exhibit
      Number          Exhibits

      2.1 Disclosure Statement for the Proposed Joint Pre-packaged Plan of Reorganization for Mid-Valley, Inc., DII Industries, LLC, Kellogg Brown & Root, Inc., KBR Technical Services, Inc., Kellogg Brown & Root Engineering Corporation, Kellogg Brown & Root International, Inc. (a Delaware corporation), Kellogg Brown & Root International, Inc. (a Panamanian corporation), and BPM Minerals, LLC under Chapter 11 of the United States Bankruptcy Code dated September 18, 2003 (incorporated by reference to Exhibit 99 to Halliburton's Form 8-K dated as of September 22, 2003, File No. 1-3492).

      2.2 Supplemental Disclosure Statement for First Amended Joint Pre-packaged Plan of Reorganization for Mid-Valley, Inc., DII Industries, LLC, Kellogg Brown & Root, Inc., KBR Technical Services, Inc., Kellogg Brown & Root Engineering Corporation, Kellogg Brown & Root International, Inc. (a Delaware corporation), Kellogg Brown & Root International, Inc. (a Panamanian corporation), and BPM Minerals, LLC under Chapter 11 of the United States Bankruptcy Code dated November 14, 2003 (incorporated by reference to Exhibit 99 to Halliburton's Form 8-K dated as of November 19, 2003, File No. 1-3492).

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

      4.1 Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Form 8-K of Halliburton Company, now known as Halliburton Energy Services, Inc. (the Predecessor) dated as of February 20, 1991, File No. 1-3492).

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

      4.11 Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $11 million in the aggregate at December 31, 2003, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

      4.12 Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to Halliburton's Form 10-Q for the quarter ended March 31, 1997, File No. 1-3492).

      4.13 Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to Halliburton's Form 8-K dated as of November 24, 1998, File No. 1-3492).

      4.14 Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 filed by Dresser as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser's Form 8-K filed on August 9, 1996, File No. 1-4003).

*     4.15            Second Supplemental Indenture dated as of October 27, 2003 between DII  Industries, LLC  and JPMorgan  Chase Bank, as
                      Trustee, to the Indenture dated as of April 18, 1996, as supplemented by the First Supplemental Indenture dated as of August 6, 1996.

*     4.16            Third Supplemental Indenture dated as of December 12, 2003 among DII  Industries, LLC, Halliburton and JPMorgan Chase
                      Bank, as Trustee, to the Indenture dated as of April 18, 1996, as supplemented by the First Supplemental Indenture dated as of August 6, 1996 and the Second Supplemental
                      Indenture dated as of October 27, 2003.

      4.17 Form of debt security of 6% Notes due August 1, 2006 (incorporated by reference to Exhibit 4.2 to Halliburton's Form 8-K dated January 8, 2002, File No. 1-3492).

      4.18 Credit Facility in the amount of (pound)80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and
                      Company of the Bank of Scotland, HSBC Bank Plc and The Royal Bank of Scotland Plc (incorporated by reference to
                      Exhibit 4.22 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      4.19 Senior Indenture dated as of June 30, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2003, File No. 1-3492).

      4.20 Form of note of 3.125% Convertible Senior Notes due July 15, 2023 (included as Exhibit A to Exhibit 4.19 above).

      4.21 Registration Rights Agreement dated as of June 30, 2003 among Halliburton and Citigroup Global Markets, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several Purchasers named in
                      Schedule I of the Purchase Agreement dated as of June 24, 2003 (incorporated by reference to Exhibit 4.3 to Halliburton's Registration Statement on Form S-3, Registration No. 333-110035).

      4.22 Senior Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

      4.23 First Supplemental Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

      4.24 Form of note of floating rate senior notes due October 17, 2005 (included as Exhibit A to Exhibit 4.23 above).

      4.25 Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.23 above).

      4.26 Registration Rights Agreement dated as of October 17, 2003 among Halliburton and J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Goldman, Sachs & Co., as representatives of the several Purchasers named in
                      Schedule I of the Purchase Agreement dated as of October 14, 2003 (incorporated by reference to Exhibit 4.5 to Halliburton's Registration Statement on Form S-4, Registration No. 333-110420).

*     4.27            Second  Supplemental  Indenture  dated as  of December 15,
                      2003  between  Halliburton  and  JPMorgan  Chase  Bank, as
                      Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003.

*     4.28            Form  of note  of 7.6%  debentures due  2096  (included as
                      Exhibit A to Exhibit 4.27 above).

      4.29 Third Supplemental Indenture dated as of January 26, 2004 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003 and the Second Supplemental Indenture dated as of December 15, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton's Registration Statement on Form S-4, Registration No. 333-112977).

      4.30            Form of  Senior Notes  due 2007  (included as Exhibit A to
                      Exhibit 4.29 above).

      4.31 Registration Rights Agreement dated as of January 26, 2004 among Halliburton and J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Goldman, Sachs & Co., as representatives of the several Purchasers named in
                      Schedule I of the Purchase Agreement dated as of January 21, 2004 (incorporated by reference to Exhibit 4.4 to Halliburton's Registration Statement on Form S-4, Registration No. 333-112977).

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

      10.4 Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective May 21, 2003 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2003, File No. 1-3492).

      10.5 Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor's proxy statement dated March 23, 1993, File No. 1-3492).

      10.6 Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

      10.7            Dresser   Industries,   Inc.   1982   Stock   Option  Plan
                      (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 12, 1982, File No. 1-4003).

      10.8 ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser's Form 10-K for the year ended October 31, 1995, File No. 1-4003).

      10.9 ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser's Form 10-K for the year ended October 31, 1995, File No. 1-4003).

      10.10 Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser's Form 10-K for the year ended October 31, 1997, File No. 1-4003).

      10.11 Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.12 Dresser Industries, Inc. Deferred Compensation Plan for Non-Employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to Exhibit 4.5 to Dresser's Registration Statement on Form S-8, Registration No. 333-40829).

      10.13           Long-Term  Performance Plan  for Selected Employees of The
                      M. W. Kellogg Company, as amended and restated effective September 1, 1999 (incorporated by reference to Exhibit
                      10.23 to Halliburton's Form 10-K for the year ended December 31, 2000, File No. 1-3492).

      10.14 Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 7, 1992, File No. 1-4003).

      10.15 Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser's Proxy Statement dated February 6, 1995, File No. 1-4003).

      10.16 Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit
                      10.25 to Dresser's Form 10-K for the year ended October 31, 1997, File No. 1-4003).

      10.17 Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser's Form 10-Q for the quarter ended April 30, 1998, File No. 1-4003).

      10.18 Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor's Form 10-K for the year ended December 31, 1995, File No. 1-3492).

      10.19 Employment Agreement (R. Randall Harl) (incorporated by reference to Exhibit 10.32 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      10.20 Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

      10.21 Halliburton Company Supplemental Executive Retirement Plan (formerly part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

      10.22 Halliburton Company Benefit Restoration Plan (formerly part of Halliburton Company Senior Executives' Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

      10.23 Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

      10.24 Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

      10.25 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to
                      Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

      10.26 Halliburton Elective Deferral Plan as amended and restated effective May 1, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

      10.27 Halliburton Company 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

      10.28 Halliburton Company Directors' Deferred Compensation Plan as amended and restated effective as of October 22, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended September 30, 2002, File No. 1-3492).

      10.29 Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

      10.30 Employment Agreement (Weldon J. Mire) (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

      10.31 Employment Agreement (David R. Smith) (incorporated by reference to Exhibit 10.39 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      10.32 Employment Agreement (John W. Gibson) (incorporated by reference to Exhibit 10.40 to Halliburton's Form 10-K for the year ended December 31, 2002, File No. 1-3492).

      10.33 Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton's Form 10-Q for the quarter ended March 31, 2003, File No. 1-3492).

      10.34 3-Year Revolving Credit Agreement, dated as of October 31, 2003, among Halliburton, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.2 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

      10.35 Master Letter of Credit Facility Agreement, dated as of October 31, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.3 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

      10.36 Senior Unsecured Credit Facility Agreement, dated as of November 4, 2003, among Halliburton, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.4 to Halliburton's Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

*     12              Statement of  Computation of  Ratio of  Earnings to  Fixed
                      Charges.

*     21              Subsidiaries of the Registrant.

*     23.1            Consent of KPMG LLP.

*     23.2            Notice Regarding Consent of Arthur Andersen LLP.

*     24.1            Powers of  attorney for the following  directors signed in
                      January 2004:

                      Robert L. Crandall
                      Kenneth T. Derr
                      Charles J. DiBona
                      W. R. Howell
                      Ray L. Hunt
                      Aylwin B. Lewis
                      J. Landis Martin
                      Jay A. Precourt
                      Debra L. Reed
                      C. J. Silas

*     31.1            Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

*     31.2            Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

**    32.1            Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

**    32.2            Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 906 of the Sarbanes-Oxley Act of 2002.


*     Filed with this Form 10-K.
**    Furnished with this Form 10-K.

(b) Reports on Form 8-K:

                         Date of
Date Filed               Earliest Event         Description of Event
------------------------------------------------------------------------------------------------------------
During the fourth quarter of 2003:

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

October 10, 2003         October 9, 2003        Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release revising 2003 third quarter
                                                earning estimate.

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


                         Date of
Date Filed               Earliest Event         Description of Event
------------------------------------------------------------------------------------------------------------

During the fourth quarter of 2003 (continued):

October 30, 2003         October 28, 2003       Item 9. Regulation FD Disclosure for press release
                                                announcing filing of a shelf registration for previously
                                                issued $1.2 billion convertible senior notes.

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

November 7, 2003         November 6, 2003       Item 9. Regulation FD Disclosure for a press release
                                                announcing that an agreement has been reached in principle to limit cash required for asbestos settlement to $2.775
                                                billion.

November 7, 2003         November 7, 2003       Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release announcing an amendment to
                                                correct the classification of certain items on the balance sheet as of September 30, 2003.

November 10, 2003        November 7, 2003       Item 9. Regulation FD Disclosure for a press release
                                                announcing the extension of the expiration date of the
                                                debt exchange offer relating to DII Industries debentures
                                                to November 19, 2003.

November 18, 2003        November 18, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing DII Industries, LLC, Kellogg Brown & Root, and
                                                other affected subsidiaries have completed amendments to
                                                documents implementing the companies' planned asbestos and silica settlement and are mailing supplemental
                                                solicitation materials to asbestos and silica creditors in connection with voting on the amended plan of
                                                reorganization.

November 26, 2003        November 19, 2003      Item 9. Regulation FD Disclosure to furnish the
                                                Supplemental Disclosure Statement dated November 14, 2003
                                                to the Disclosure Statement dated September 18, 2003 of
                                                DII Industries, LLC, Kellogg Brown & Root and other
                                                affected subsidiaries with United States operations.


                         Date of
Date Filed               Earliest Event         Description of Event
------------------------------------------------------------------------------------------------------------

During the fourth quarter of 2003 (continued):

December 15, 2003        December 12, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing the preliminary results of the voting on the
                                                proposed plan of reorganization of DII Industries, LLC,
                                                Kellogg Brown & Root, and other affected subsidiaries.

December 15, 2003        December 11, 2003      Item 9. Regulation FD Disclosure for a press release
                                                defending the company's work for United States troops and
                                                the Iraqi people.

December 16, 2003        December 16, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing the plan to move ahead with the previously
                                                announced plan to resolve asbestos and silica liabilities
                                                through a pre-packaged bankruptcy.  The affected
                                                subsidiaries filed Chapter 11 proceedings today in
                                                bankruptcy court in Pittsburgh, Pennsylvania.

December 17, 2003        December 15, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing an analyst and investor conference will be held in Houston, Texas on May 5, 2004.

December 17, 2003        December 15, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing a conference call to discuss 2003 fourth
                                                quarter results.

December 17, 2003        December 15, 2003      Item 9. Regulation FD Disclosure for a press release
                                                announcing the completion of the company's offer to issue
                                                its new 7.6% debentures due 2096 in exchange for a like
                                                amount of 7.60% due 2096 of its subsidiary, DII
                                                Industries, LLC.

During the first quarter of 2004

January 22, 2004         January 21, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing the pricing of $500 million of senior notes in
                                                a private offering.

January 23, 2004         January 21, 2004       Item 9. Regulation FD Disclosure to provide information
                                                relating to the January 21, 2004 offering of  $500 million of senior notes.

                                      135

                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2004 (continued):

January 26, 2004         January 23, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing a credit to the United States government of
                                                $6.3 million for potential over billing until an
                                                investigation is complete.

January 26, 2004         January 23, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing the restructuring of two joint venture
                                                companies, Enventure Global Technologies LLC and
                                                WellDynamics BV, between Halliburton Energy Services and
                                                Shell Technology Ventures.

January 26, 2004         January 22, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing the award of two contracts from the United
                                                States government through a full and fair competitive
                                                bidding process.  The terms and conditions of the
                                                contracts are reviewed.

January 29, 2004         January 28, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing the comprehensive agreement reached to settle
                                                asbestos insurance claims with Equitas.

January 30, 2004         January 29, 2004       Item 12. Disclosure of Results of Operations and Financial
                                                Condition for a press release announcing the 2003 fourth
                                                quarter results.

February 2, 2004         February 2, 2004       Item 9. Regulation FD Disclosure for a press release
                                                announcing the company is working with the Government to
                                                improve estimates on meal preparations for troops.

February 11, 2004        February 6, 2004       Item 9. Regulation FD Disclosure to provide information
                                                disclosed in Amendment No. 1 to Halliburton's Registration
                                                Statement on Form S-3.

February 12, 2004        February 11, 2004      Item 5. Other Events for a press release announcing a
                                                Bankruptcy Court ruling that insurers lack standing to
                                                bring motions seeking to dismiss the pre-packaged Chapter
                                                11 reorganization cases filed by DII Industries, Kellogg
                                                Brown & Root and other affected  subsidiaries of
                                                Halliburton.


                         Date of
Date Filed               Earliest Event         Description of Event
-------------------------------------------------------------------------------------------------------------------

During the first quarter of 2004 (continued):

February 19, 2004        February 16, 2004      Item 5. Other Events to report suspension by Kellogg Brown
                                                & Root of $140.8 million of subcontractor invoices to the
                                                Army Materiel Command relating to food services provided
                                                in Iraq and Kuwait, until an internal review is completed.

                                                Item 9. Regulation FD Disclosure for a  press  release  reporting voluntary  suspension of certain invoicing of subcontractor services for meal planning, food purchase and meal preparation for United States troops in Iraq and Kuwait.

February 19, 2004        February 18, 2004      Item 9. Regulation FD Disclosure for a press release
                                                announcing a 2004 first quarter dividend and scheduling of the annual shareholders' meeting on May 19, 2004.

February 25, 2004        February 24, 2004      Item 9. Regulation FD Disclosure for a press release
                                                reporting that Kellogg Brown & Root delivered fuel to Iraq at the best value, price, and terms.

March 1, 2004            February 27, 2004      Item 9. Regulation FD Disclosure for a press release responding to news reports on an internal document related to contracts with the
                                                United States government.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE




The Board of Directors and Stockholders
Halliburton Company:

Under date of February 18, 2004, we reported on the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. The accompanying 2001 consolidated financial statement schedule of Halliburton Company and subsidiaries was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements and schedule, before the restatement described in Note 5 to the consolidated financial statements and before the revision related to goodwill and other intangibles described in Note 1 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to certain matters discussed in Note 9 to those financial statements, as to which the date was February 21, 2002).

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
----------------------
     KPMG LLP
     Houston, Texas
     February 18, 2004

                               HALLIBURTON COMPANY
                 Schedule II - Valuation and Qualifying Accounts
                              (Millions of Dollars)

     The table below presents  valuation and qualifying  accounts for continuing operations.
                                                                  Additions
                                                           -------------------------
                                              Balance at   Charged to   Charged to                   Balance at
                                              Beginning    Costs and      Other                        End of
                Descriptions                  of Period    Expenses      Accounts     Deductions       Period
-----------------------------------------------------------------------------------------------------------------
  Year ended December 31, 2001:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                  $   125      $    70         $ -        $   (64) (a)   $  131
-----------------------------------------------------------------------------------------------------------------
   Liability for major repairs and
      maintenance                              $    14      $     4         $ -        $    (5)       $   13
-----------------------------------------------------------------------------------------------------------------
  Accrued special charges                      $     6      $     -         $ -        $    (6)       $    -
-----------------------------------------------------------------------------------------------------------------
  Accrued reorganization charges               $    16      $     -         $ -        $   (15) (b)   $    1
=================================================================================================================

  Year ended December 31, 2002:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                  $    131     $    82         $ -        $   (56) (a)   $  157
-----------------------------------------------------------------------------------------------------------------
   Liability for major repairs and
      maintenance                              $     13     $     4         $ -        $   (10)       $    7
-----------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges              $      1     $    29         $ -        $   (20)       $   10
=================================================================================================================

  Year ended December 31, 2003:
   Deducted from accounts and notes receivable:
      Allowance for bad debts                  $    157     $    44         $ 4        $   (30) (a)   $  175
-----------------------------------------------------------------------------------------------------------------
   Liability for major repairs and
      maintenance                              $      7     $     1         $ -        $     -        $    8
-----------------------------------------------------------------------------------------------------------------
   Accrued reorganization charges              $     10     $     -         $ -        $    (9)       $    1
=================================================================================================================

(a) Receivable write-offs and reclassifications, net of recoveries.
(b) Includes $4 million estimate to actual adjustment.

                                   SIGNATURES


As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals, on this 8th day of March, 2004.

                                            HALLIBURTON COMPANY




                                  By        /s/  David J. Lesar
                                    ---------------------------------------
                                                 David J. Lesar
                                             Chairman of the Board,
                                     President and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 8th day of March, 2004.

Signature                                   Title
---------                                   -----


  /s/  David J. Lesar                       Chairman of the Board, President,
-------------------------------------       Chief Executive Officer and Director
       David J. Lesar




  /s/  C. Christopher Gaut                  Executive Vice President and
-------------------------------------       Chief Financial Officer
       C. Christopher Gaut




  /s/  Mark A. McCollum                     Senior Vice President and
-------------------------------------       Chief Accounting Officer
       Mark A. McCollum

Signature                                   Title
---------                                   -----
*ROBERT L. CRANDALL                         Director
-------------------------------------
Robert L. Crandall

* KENNETH T. DERR                           Director
-------------------------------------
Kenneth T. Derr

* CHARLES J. DIBONA                         Director
-------------------------------------
Charles J. DiBona

* W. R. HOWELL                              Director
-------------------------------------
W. R. Howell

* RAY L. HUNT                               Director
-------------------------------------
Ray L. Hunt

* AYLWIN B. LEWIS                           Director
-------------------------------------
Aylwin B. Lewis

* J. LANDIS MARTIN                          Director
-------------------------------------
J. Landis Martin

* JAY A. PRECOURT                           Director
-------------------------------------
Jay A. Precourt

* DEBRA L. REED                             Director
-------------------------------------
Debra L. Reed

* C. J. SILAS                               Director
-------------------------------------
C. J. Silas




* /s/  MARGARET E. CARRIERE
------------------------------------
       Margaret E. Carriere, Attorney-in-fact