Form 10-K/A
period 2003-12-31
HALLIBURTON CO
filed 2004-03-15
CIK 45012

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

                                EXPLANATORY NOTE

         We have amended our Section 302 and 906 certifications to include the conformed signatures of our Chief Executive Officer and our Chief Financial Officer.

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

                                   SIGNATURES


As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individual, on this 15th day of March, 2004.

                                            HALLIBURTON COMPANY




                                  By     /s/  C. Christopher Gaut
                                    ---------------------------------------
                                              C. Christopher Gaut
                                          Executive Vice President and
                                             Chief Financial Officer