Form 10-Q
period 2004-03-31
HALLIBURTON CO
filed 2004-05-07
CIK 45012

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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
Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒      No ☐

As of April 30, 2004, 440,141,081 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

- Condensed Consolidated Statements of Operations
- Condensed Consolidated Balance Sheets
- Condensed Consolidated Statements of Cash Flows
- Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(Millions of dollars and shares except per share data)

	Three Months Ended March 31

	2004	2003

Revenues:
Services	$5,036	$2,629
Product sales	491	448
Equity in earnings (losses) of unconsolidated affiliates, net	(8)	(17)

Total revenues	5,519	3,060

Operating costs and expenses:
Cost of services	4,795	2,454
Cost of sales	453	404
General and administrative	96	81
Gain on sale of business assets, net	-	(21)

Total operating costs and expenses	5,344	2,918

Operating income	175	142
Interest expense	(56)	(27)
Interest income	10	8
Foreign currency losses, net	(3)	(6)
Other, net	5	-
Income from continuing operations before income taxes,
minority interest, and change in accounting principle	131	117
Provision for income taxes	(49)	(50)
Minority interest in net income of subsidiaries	(6)	(8)

Income from continuing operations before change
in accounting principle	76	59
Loss from discontinued operations, net of tax
benefit of $59 and $4	(141)	(8)
Cumulative effect of change in accounting principle,
net of tax benefit of $5	-	(8)

Net income (loss)	$(65)	$43

Basic income (loss) per share:
Income from continuing operations before change in
accounting principle	$0.17	$0.14
Loss from discontinued operations, net	(0.32)	(0.02)
Cumulative effect of change in accounting principle, net	-	(0.02)

Net income (loss)	$(0.15)	$0.10

Diluted income (loss) per share:
Income from continuing operations before change in
accounting principle	$0.17	$0.14
Loss from discontinued operations, net	(0.32)	(0.02)
Cumulative effect of change in accounting principle, net	-	(0.02)

Net income (loss)	$(0.15)	$0.10

Cash dividends per share	$0.125	$0.125
Basic weighted average common shares outstanding	436	434
Diluted weighted average common shares outstanding	440	436

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
(Millions of dollars and shares except per share data)
	March 31	December 31
	2004	2003

Assets
Current assets:
Cash and equivalents	$1,933	$1,815
Receivables:
Notes and accounts receivable	3,408	3,005
Unbilled work on uncompleted contracts	1,812	1,760
Unbilled insurance for asbestos- and silica-related liabilities	500	-

Total receivables	5,720	4,765
Inventories	743	695
Current deferred income taxes	189	188
Other current assets	678	456

Total current assets	9,263	7,919
Property, plant, and equipment, net of accumulated depreciation of $3,571 and $3,540	2,537	2,526
Insurance for asbestos- and silica-related liabilities	1,535	2,038
Noncurrent deferred income taxes	816	738
Goodwill	793	670
Equity in and advances to related companies	495	579
Other assets	968	993

Total assets	$16,407	$15,463

Liabilities and Shareholders’ Equity
Current liabilities:
Asbestos- and silica-related liabilities	$2,505	$2,507
Accounts payable	2,102	1,776
Advance billings on uncompleted contracts	783	741
Accrued employee compensation and benefits	384	400
Income taxes payable	256	236
Deferred revenues	104	104
Current maturities of long-term debt	23	22
Other current liabilities	766	756

Total current liabilities	6,923	6,542
Long-term debt	3,934	3,415
Asbestos- and silica-related liabilities	1,769	1,579
Employee compensation and benefits	784	801
Other liabilities	415	479

Total liabilities	13,825	12,816

Minority interest in consolidated subsidiaries	110	100

Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 600 shares, 457 issued	1,143	1,142
Paid-in capital in excess of par value	268	273
Deferred compensation	(67)	(64)
Accumulated other comprehensive income	(283)	(298)
Retained earnings	1,951	2,071

	3,012	3,124
Less 17 and 18 shares of treasury stock, at cost	540	577

Total shareholders’ equity	2,472	2,547

Total liabilities and shareholders’ equity	$16,407	$15,463

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Millions of dollars)
	Three Months
	Ended March 31

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(65)	$43
Adjustments to reconcile net income to net cash from operations:
Loss from discontinued operations	141	8
Depreciation, depletion and amortization	132	127
Provision (benefit) for deferred income taxes, including $(52) and
$0 related to discontinued operations	(78)	(4)
Distributions from (advances to) related companies, net of
equity in (earnings) losses	(15)	(7)
Change in accounting principle, net	-	8
Gain on sale of assets, net	(6)	(23)
Other non-cash items	3	(3)
Other changes, net of non-cash items:
Receivables and unbilled work on uncompleted contracts	(470)	(73)
Inventories	(33)	(48)
Accounts payable	283	(89)
Restricted cash related to Chapter 11 proceedings	(103)	-
Other working capital, net	(9)	(81)
Other operating activities	44	(69)

Total cash flows from operating activities	(176)	(211)

Cash flows from investing activities:
Capital expenditures	(130)	(101)
Sales of property, plant and equipment	32	31
Dispositions (acquisitions) of businesses, net of
cash disposed (acquired)	(22)	155
Proceeds from sale of securities	20	52
Investments – restricted cash	(43)	-
Other investing activities	(5)	(4)

Total cash flows from investing activities	(148)	133

Cash flows from financing activities:
Proceeds from long-term borrowings	496	-
Payments on long-term borrowings	(6)	(5)
Payments of dividends to shareholders	(55)	(55)
Payments to reacquire common stock	(4)	(4)
Proceeds from exercises of stock options	20	7
Other financing activities	(9)	(37)

Total cash flows from financing activities	442	(94)

Effect of exchange rate changes on cash	-	(7)

Increase (decrease) in cash and equivalents	118	(179)
Cash and equivalents at beginning of period	1,815	1,107

Cash and equivalents at end of period	$1,933	$928

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$74	$36
Income taxes	$43	$37

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2003 Annual Report on Form 10-K, as amended. The condensed consolidated financial statements also include the accounts of all of our subsidiaries currently in Chapter 11 proceedings (see Note 11). Certain prior period amounts have been reclassified to be consistent with the current presentation.
Our accounting policies are in accordance with generally accepted accounting principles in the United States of America. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect:
   -  the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and
   -  the reported amounts of revenue and expenses during the reporting period.
Ultimate results could differ from those estimates.
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2004, and the results of our operations and cash flows for the three months ended March 31, 2004 and 2003. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 and 2003 may not be indicative of results for the full year.

Note 2. Long-Term Construction Contracts
The amounts included in determining the profit or loss on contracts and the amounts recorded to “Unbilled work on uncompleted contracts” for the three months ended March 31, 2004 are as follows:

	Total Probable	Probable
	Unapproved Claims	Unapproved Claims
	(included in	Accrued Revenue
	determining contract	(unbilled work on
(Millions of dollars)	profit or loss)	uncompleted contracts)

December 31, 2003 balance	$233	$225
Additions	111	109
Costs incurred during period	-	1
Settled/other	(114)	(108)

March 31, 2004 balance	$230	$227

The probable unapproved claims as of March 31, 2004 relate to six contracts, most of which are complete or substantially complete. In addition, approximately 65% of these claims are with one customer. We are actively engaged in claims negotiations with our customers. During the first quarter of 2004, we reached an agreement in principle with Petroleo Brasilero SA (Petrobras) that, if implemented, would resolve outstanding issues regarding the Barracuda-Caratinga project (see Note 3). Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and the bankruptcy court. The previously reported probable unapproved claims related to the Barracuda-Caratinga project of $114 million were reduced to $79 million and reclassified as an unapproved change order as a result of the agreement in principle. The change in probable unapproved claims in the first quarter of 2004 also included a $76 million reclassification from unapproved change orders for two projects for a single customer who is disputing the pricing of previously agreed-upon scope changes.
There are probable unapproved claims that will likely not be settled within one year, totaling $172 million at March 31, 2004 and $204 million at December 31, 2003 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims included in the table above have been recorded to “Unbilled work on uncompleted contracts” included in the “Total receivables” amount on the condensed consolidated balance sheets. In addition, we are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Including the $79 million related to the Barracuda-Caratinga project, these change orders amount to $93 million at March 31, 2004. The amount of unapproved change orders at December 31, 2003 was $97 million.
Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Amounts for probable unapproved claims from our related companies are included in “Equity in and advances to related companies” and our share totaled $47 million at March 31, 2004 and $10 million at December 31, 2003. Over 95% of these claims at March 31, 2004 are with one customer. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share of these change orders amounts to $31 million at March 31, 2004 and $59 million at December 31, 2003.

Note 3. Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root, Inc. (KBR) entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs, 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in large part to change orders from the project owner, and is in a financial loss position. We expect that the Barracuda vessel will likely be completed in April 2005, and the Caratinga vessel will likely be completed in June 2005. However, there can be no assurance that further delays will not occur.
Our performance under the contract is secured by:
-  performance letters of credit, which together have available credit of approximately $272 million as of March 31, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-  retainage letters of credit, which together have available credit of approximately $167 million as of March 31, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-  a guarantee of KBR’s performance under the agreement by Halliburton Company in favor of the project owner.
In early April 2004, KBR and Petrobras, on behalf of the project owner, entered into a non-binding agreement in principle. The April 2004 agreement in principle is the basis for settlement of the various claims between the parties and would amend existing agreements. Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and the bankruptcy court. Discussions among all parties, including the project lenders, are underway. The April 2004 agreement in principle provides for:

-  the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-  the payment to us of $79 million as a result of change orders;
-  payment by Petrobras of any value added taxes on the project, except for $8 million which has been paid by us;
-  the assumption by Petrobras of certain work under the original contract;
-  the repayment on December 7, 2004 by KBR of a portion of $300 million of advance payments; and
-  the revision of project completion dates and other milestone dates.
While negotiations are proceeding to reach a final agreement based on the provisions of the April 2004 agreement in principle, there can be no guarantee that such an agreement will be achieved.
As of March 31, 2004:
-  the project was approximately 86% complete;
-  we have recorded an inception-to-date pretax loss of $452 million related to the project, of which $97 million was recorded in the first quarter of 2004 based on the April 2004 agreement in principle, including an estimate for increases in projected costs for the project; $238 million was recorded in 2003 ($55 million during the first quarter of 2003); and $117 million was recorded in 2002; and
-  the probable unapproved claims included in determining the loss were reduced from $114 million at December 31, 2003 to zero based upon the April 2004 agreement in principle.
Default provisions. In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of such default (i.e., our services are terminated as a result of such default), the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
Cash flow considerations. The project owner has procured project finance funding obligations from various lenders to finance the payments due to us under the contract. In addition, the project financing includes borrowing capacity in excess of the original contract amount.
Under the loan documents, the availability date for loan draws expired December 1, 2003 and, therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw-down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary, which is funding the drilling costs of the project, until all amounts due to us, including amounts due for the change orders as agreed in the April 2004 agreement in principle, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life in an amount we currently estimate to be approximately $452 million. That funding level assumes that, pursuant to amended project agreements implementing the April 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. The total operating cash shortfalls are as follows:

(Millions of dollars)

Amount funded through March 31, 2004	$140
Amount to be funded during the remainder of 2004,
including repayment of a portion of $300
million advance payments	272
Amount to be funded subsequent to 2004	40

Total cash shortfalls	$452

Note 4. Acquisitions and Dispositions
Enventure and WellDynamics. In the first quarter of 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure Global Technologies LLC (Enventure) and WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Prior to this transaction, Enventure (part of our Fluids segment) and WellDynamics (formerly part of our Landmark and Other Energy Services segment) were owned equally by Halliburton and Shell. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its Poroflex™ expandable sand screens and a distribution agreement for its Versaflex™ expandable liner hangers. As a result of this transaction, we changed the way we account for our ownership in Enventure from the equity method to the cost method of accounting for investments. Halliburton acquired an additional 1% of WellDynamics from Shell, giving Halliburton 51% ownership and control of day-to-day operations. In addition, Shell received an option to obtain Halliburton’s remaining interest in Enventure for an additional 14% interest in WellDynamics. No gain or loss resulted from the transaction. Beginning in the first quarter of 2004, WellDynamics was consolidated and is now included in our Production Optimization segment. The consolidation of WellDynamics resulted in an increase to our goodwill of $109 million, which was previously carried as equity method goodwill in “Equity in and advances to related companies.”
Wellstream. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems, and solutions, to Candover Partners Ltd. for $136 million in cash. The assets sold included manufacturing plants in Newcastle upon Tyne, United Kingdom, and Panama City, Florida, as well as certain assets and contracts in Brazil. In addition, Wellstream had $34 million in goodwill recorded at the disposition date. The transaction resulted in a loss of $15 million, which is included in our Landmark and Other Energy Services segment. Included in the loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million.
Mono Pumps. In January 2003, we sold our Mono Pumps business to National Oilwell, Inc. The sale price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell, Inc. common stock, which were valued at $65 million on January 15, 2003. We recorded a gain of $36 million on the sale in the first quarter of 2003, which was included in our Drilling and Formation Evaluation segment. Included in the gain was the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. In February 2003, we sold 2.5 million of our 3.2 million shares of the National Oilwell, Inc. common stock for $52 million, which resulted in a gain of $2 million, and in February 2004, we sold the remaining shares for $20 million, resulting in a gain of $6 million. These gains were recorded in “Other, net.”

Note 5. Business Segment Information
During the second quarter of 2003, we restructured our Energy Services Group into four divisions and our Engineering and Construction Group into one, which is the basis for the five segments we now report. Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services, and the Engineering and Construction Group. We sometimes refer to the combination of our Drilling and Formation Evaluation, Fluids, Production Optimization, and Landmark and Other Energy Services segments as the Energy Services Group. Prior year business segment information has been restated from eight segments in the first quarter of 2003 to our new segment structure.
During the first quarter of 2004, the results of WellDynamics were moved from the Landmark and Other Energy Services segment to the Production Optimization segment and prior year segment information has been restated.
The table below presents information on our continuing operations business segments.

Operations by Business Segment
	Three Months Ended
	March 31

(Millions of dollars)	2004	2003

Revenues:
Drilling and Formation Evaluation	$444	$379
Fluids	535	480
Production Optimization	708	627
Landmark and Other Energy Services	129	125

Total Energy Services Group	1,816	1,611
Engineering and Construction Group	3,703	1,449

Total	$5,519	$3,060

Operating income (loss):
Drilling and Formation Evaluation	$43	$66
Fluids	60	55
Production Optimization	82	68
Landmark and Other Energy Services	29	(9)

Total Energy Services Group	214	180
Engineering and Construction Group	(15)	(19)
General corporate	(24)	(19)

Total	$175	$142

Intersegment revenue and revenue between geographic areas are immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three months ended March 31, 2004 included $2.6 billion, or 47% of total consolidated revenues, from the United States Government, which were derived almost entirely from our Engineering and Construction Group. Revenue from the United States Government during the three months ended March 31, 2003 represented less than 10% of total consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $37 million at March 31, 2004 and $38 million at December 31, 2003. If the average cost method had been used, total inventories would have been $17 million higher than reported at March 31, 2004 and December 31, 2003.
Inventories at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31	December 31
(Millions of dollars)	2004	2003

Finished products and parts	$531	$503
Raw materials and supplies	170	159
Work in process	42	33

Total	$743	$695

Finished products and parts are reported net of obsolescence accruals of $121 million at March 31, 2004 and $117 million at December 31, 2003.

Note 7. Restricted Cash
At March 31, 2004, we had restricted cash of $409 million, which primarily consists of:
-  $140 million for the amount of prepetition liabilities that have been paid, as ordered by the bankruptcy court to be set aside as part of the DII Industries, LLC and Kellogg Brown & Root, Inc. reorganization proceedings, subsequent to December 2003. At the time the plan of reorganization becomes final and non-appealable, the cash will become unrestricted. This amount is included in “Other current assets”;
-  $107 million deposit that collateralizes a bond for a patent infringement judgment, included in “Other current assets” (see Note 12);
-  $97 million as collateral for potential future insurance claim reimbursements, included in “Other assets”;
-  $36 million ($24 million in “Other assets” and $12 million in “Other current assets”) primarily related to cash collateral agreements for outstanding letters of credit for various construction projects; and
-  $25 million cash in lieu of bond deposit for the Anglo-Dutch judgment, included in “Other current assets” (see Note 12);
At December 31, 2003, we had restricted cash of $159 million in “Other current assets” and $100 million in “Other assets,” which consisted of similar items as above.

Note 8. Comprehensive Income
The components of other comprehensive income (loss) adjustments to net income (loss) included the following:

	Three Months Ended
	March 31

(Millions of dollars)	2004	2003

Net income (loss)	$(65)	$43
Cumulative translation adjustments, net of tax	20	(13)
Realization of losses included in net income (loss)	-	14

Net cumulative translation adjustments, net of tax	20	1
Unrealized net losses on investments and derivatives	(5)	(1)

Total comprehensive income (loss)	$(50)	$43

Accumulated other comprehensive income consisted of the following:

	March 31	December 31
(Millions of dollars)	2004	2003

Cumulative translation adjustments	$(43)	$(63)
Pension liability adjustments	(245)	(245)
Unrealized gains on investments and derivatives	5	10

Total accumulated other comprehensive income	$(283)	$(298)

Note 9. Debt
Senior notes due 2007. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On January 26, 2005, or on any interest payment date thereafter, we have the option to redeem all or a portion of the outstanding notes. The issuance of these notes reduced the amount available under our delayed-draw term facility to $500 million.
WellDynamics revolving credit line. Upon consolidation of WellDynamics in the first quarter of 2004, our long-term debt included an advance from a revolving credit line with Shell Technology Ventures, which is the minority interest holder of WellDynamics, in the amount of $27 million due April 30, 2005 and bearing interest at a floating rate equal to three-month LIBOR plus 3.25%, payable quarterly. As of March 31, 2004, there was no remaining unused commitment under this WellDynamics revolving credit line. This line of credit contains no working capital or dividend restrictions. Under the terms of the agreement, we may, during the period of 30 days immediately preceding the end of the commitment period, request the lenders to extend the availability of the facility for a further period of 364 days from the date of such request.

Note 10. Asbestos and Silica Obligations and Insurance Recoveries
Summary
Several of our subsidiaries, particularly DII Industries, LLC (DII Industries) and Kellogg Brown & Root, Inc. (Kellogg Brown & Root) have been named as defendants in a large number of asbestos- and silica-related lawsuits. The plaintiffs allege injury primarily as a result of exposure to:
-  asbestos used in products manufactured or sold by former divisions of DII Industries (primarily refractory materials, gaskets, and packing materials used in pumps and other industrial products);
-  asbestos in materials used in our construction and maintenance projects of Kellogg Brown & Root or its subsidiaries; and
-  silica related to sandblasting and drilling fluids operations.
We have substantial insurance to reimburse us for portions of the costs of judgments, settlements, and defense costs for these asbestos and silica personal injury claims. Since 1976, approximately 696,000 asbestos personal injury claims have been filed against us and approximately 240,000 of these claims have been closed through settlements in court proceedings at a total cost of approximately $231 million. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. In 2001, we were subject to several large adverse judgments in trial court proceedings. At March 31, 2004, approximately 456,000 asbestos claims were open, and we anticipate resolving all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other affected subsidiaries, which were filed on December 16, 2003. The first table that follows summarizes the various charges we have incurred during the quarters ended March 31, 2004 and 2003. The second table presents a rollforward of our asbestos- and silica-related liabilities and insurance receivables.

	Three Months Ended March 31

	2004		2003

	Continuing	Discontinued	Continuing	Discontinued
(Millions of dollars)	Operations	Operations	Operations	Operations

Asbestos and silica charges:
59.5 million shares revaluation	$-	$190	$-	$-

Subtotal	-	190	-	-

Asbestos- and silica-related
costs:
Professional fees	-	6	-	6
Cash in lieu of interest	-	2	-	6
Other costs	-	2	2	-

Subtotal	-	10	2	12

Pretax asbestos and silica
charges	-	200	2	12
Tax benefit	-	(59)	-	(4)

Total asbestos and silica
charges, net of tax benefit	$-	$141	$2	$8

(Millions of dollars)	March 31 2004

Asbestos- and silica-related liabilities:
December 31, 2003 balance (of which $2,507 was current)	$4,086
59.5 million shares revaluation	190
Other	(2)

Asbestos- and silica-related liabilities March 31, 2004
balance (of which $2,505 was current)	$4,274

Insurance for asbestos- and silica-related liabilities:
December 31, 2003 balance	$(2,038)
Insurance billings	3

Insurance for asbestos- and silica-related liabilities
March 31, 2004 balance (of which $500 was current)	$(2,035)

Accounts receivable for billings to insurance companies:
December 31, 2003 balance	$(96)
Billed insurance recoveries	(3)

Accounts receivable for billings to insurance companies
March 31, 2004 balance	$(99)

Prepackaged Chapter 11 proceedings and recent insurance developments
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed.
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
A prepackaged Chapter 11 proceeding is one in which a debtor seeks approval of a plan of reorganization from affected creditors before filing for Chapter 11 protection. Prior to proceeding with the Chapter 11 filing, our affected subsidiaries solicited acceptances to a proposed plan of reorganization from known present asbestos and silica claimants. In the fourth quarter of 2003, valid votes were received from approximately 364,000 asbestos claimants and approximately 21,000 silica claimants, representing substantially all known claimants. Of the votes validly cast, over 98% of voting asbestos claimants and over 99% of voting silica claimants voted to accept the proposed plan of reorganization, meeting the voting requirements of Chapter 11 of the Bankruptcy Code for approval of the proposed plan. The preapproved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-  up to approximately $2.5 billion in cash;
-  59.5 million shares of Halliburton common stock;
-  a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-  a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
-  insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million on December 16, 2003. In December 2003, we also agreed to guarantee the payment of an additional $156 million of the remaining approximately $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 or the date on which an order confirming the proposed plan of reorganization becomes final and nonappealable. This guaranteed amount increased to approximately $186 million as of March 31, 2004, primarily resulting from existing claimants submitting qualifying medical criteria.
Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will continue to adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. At March 31, 2004, we revalued our shares to approximately $1.7 billion ($29.37 per share) from $1.6 billion ($26.17 per share) at December 31, 2003, as the average value of Halliburton common stock increased by more than 5%. This revaluation and certain other legal and court costs resulted in a $141 million after-tax charge to discontinued operations in the first quarter of 2004. At March 31, 2004 and December 31, 2003, the value of the shares to be contributed was classified as a long-term liability on our condensed consolidated balance sheet, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of the first quarter of 2004, our diluted earnings per share from continuing operations for the quarter ended March 31, 2004 would have been reduced by $0.02. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
-  increase or decrease our asbestos and silica liability to value the 59.5 million shares of Halliburton common stock based on the value of Halliburton stock on the date of final and nonappealable confirmation of our proposed plan of reorganization;

-  reclassify from a long-term liability to shareholders’ equity the final value of the 59.5 million shares of Halliburton common stock; and
-  include the 59.5 million shares in our calculations of earnings per share on a prospective basis.
We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation in and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.
Recent insurance developments. Each quarter when we remeasure our asbestos and silica liability, we evaluate the appropriateness of the $2 billion recorded for asbestos and silica insurance recoveries. In doing so, we separately evaluate two types of policies:
-  policies held by carriers with which we had either settled or which were probable of settling and for which we could reasonably estimate the amount of the settlement; and
-  other policies.
In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
-  a review of DII Industries’ historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries’ 15-year litigation and settlement history;
-  a review of our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
-  a review of the terms of DII Industries’ prior and current coverage-in-place settlement agreements;
-  a review of the status of DII Industries’ and Kellogg Brown & Root’s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
-  discussions with our counsel; and
-  an analysis of publicly available information concerning the ability of the DII Industries’ insurers to meet their obligations.
Navigant Consulting’s analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis, and discussions, Navigant Consulting’s analysis assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs.
In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root, and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London market company insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of March 31, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.
We estimated the asbestos and silica insurance receivables as of March 31, 2004 as follows:
-  included $575 million of insurance recoveries from Equitas based on the January 2004 comprehensive agreement;
-  included insurance recoveries from other specific insurers with whom we had settled;
-  estimated insurance recoveries from specific insurers with whom we are probable of settling and for which we could reasonably estimate the amount of the settlement. When appropriate, these estimates considered prior settlements with insurers with similar facts and circumstances; and
-  estimated insurance recoveries for all other policies with the assistance of the Navigant Consulting study.
Our estimate was based on a comprehensive analysis of the situation existing at that time which could change significantly in the both near- and long-term as a result of:
-  additional settlements with insurance companies;
-  future insolvencies of carriers; and
-  legal interpretation of the type and amount of coverage available to us.
Currently, we cannot estimate the timeframe for collection of this insurance receivable, except as described earlier with regard to the Equitas settlement.
Other insurance matters
Harbison-Walker Chapter 11 proceedings. A large portion of our asbestos claims relate to alleged injuries from asbestos used in a small number of products manufactured or sold by Harbison-Walker Refractories Company, whose operations DII Industries acquired in 1967 and spun off in 1992. At the time of the spin-off, Harbison-Walker assumed liability for asbestos claims filed after the spin-off, and it agreed to defend and indemnify DII Industries from liability for those claims, although DII Industries continues to have direct liability to tort claimants for all post-spin-off refractory asbestos claims. DII Industries retained responsibility for all asbestos claims pending as of the date of the spin-off. The agreement governing the spin-off provided that Harbison-Walker would have the right to access DII Industries’ historic insurance coverage for the asbestos-related liabilities that Harbison-Walker assumed in the spin-off.
In July 2001, DII Industries determined that the demands that Harbison-Walker was making on the shared insurance policies were not acceptable to DII Industries and that Harbison-Walker probably would not be able to fulfill its indemnification obligations to DII Industries. Accordingly, DII Industries took up the defense of unsettled post-spin-off refractory claims that name it as a defendant in order to prevent Harbison-Walker from unnecessarily eroding the insurance coverage both companies access for these claims.
On February 14, 2002, Harbison-Walker filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. In its initial Chapter 11 filings, Harbison-Walker stated it would seek to utilize Sections 524(g) and 105 of the Bankruptcy Code to propose and seek confirmation of a plan of reorganization that would provide for distributions for all legitimate pending and future asbestos and silica claims asserted directly against Harbison-Walker or asserted against DII Industries. In order to protect the shared insurance from dissipation, DII Industries began to assist Harbison-Walker in its Chapter 11 proceedings as follows:

-  on February 14, 2002, DII Industries paid $40 million to Harbison-Walker’s United States parent holding company, RHI Refractories Holding Company (RHI Refractories);
-  DII Industries agreed to provide up to $35 million in debtor-in-possession financing to Harbison-Walker ($5 million was paid in 2002 and the remaining $30 million was paid in 2003); and
-  during 2003, DII Industries purchased $50 million of Harbison-Walker’s outstanding insurance receivables, of which $10 million were estimated to be uncollectible.
In 2003, DII Industries entered into a definitive agreement with Harbison-Walker. This agreement is subject to court approval in Harbison-Walker's Chapter 11 proceedings and would channel all asbestos and silica personal injury claims against Harbison-Walker and certain of its affiliates to the trusts created in DII Industries’ and Kellogg Brown & Root’s Chapter 11 proceedings. Our asbestos and silica obligations and related insurance recoveries recorded as of March 31, 2004 and December 31, 2003 reflect the terms of this definitive agreement.
In the first quarter of 2004, we entered into an agreement with RHI Refractories to settle remaining funding issues relating to Harbison-Walker. The agreement calls for a $10 million payment to RHI Refractories and a $1 million payment to our asbestos and silica trusts on behalf of RHI Refractories. These amounts were expensed during 2003. These payments will be made shortly after the effective date of our plan of reorganization.
London-based insurers. Equitas and other London-based companies have attempted to impose more restrictive documentation requirements on DII Industries and its affiliates than are currently required under existing coverage-in-place agreements related to certain asbestos claims. Coverage-in-place agreements are settlement agreements between policyholders and the insurers specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurers, and what procedures the policyholder must follow in order to obligate the insurer to pay claims. These insurance carriers stated that the new restrictive requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
DII Industries is a plaintiff in two lawsuits against a number of London-based insurance companies asserting DII Industries’ rights under an existing coverage-in-place agreement and under insurance policies not yet subject to coverage-in-place agreements. DII Industries believes that the more restrictive documentation requirements are inconsistent with the current coverage-in-place agreements and are unenforceable. The insurance companies that DII Industries has sued continue to pay larger claim settlements where the more restrictive documentation is obtained or where court judgments are entered. Likewise, they continue to pay previously agreed amounts of defense costs that DII Industries incurs defending claims.
If the bankruptcy court approves our settlement agreement with Equitas, we will seek to dismiss Equitas from the litigation we currently have with the London-based insurers.
Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, is alleged by Federal-Mogul Products, Inc. (Federal-Mogul) to be shared with it. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul’s allegations, DII Industries filed a lawsuit on December 7, 2001 in Federal-Mogul’s Chapter 11 proceedings asserting DII Industries’ rights to asbestos insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor. The parties to this litigation have agreed to mediate this dispute. A number of insurers who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries’ rights to access this shared insurance is uncertain. During the first quarter of 2004, we reached an agreement with Federal-Mogul which resolved all disputes regarding the insurance coverage provided by Equitas.
Excess insurance on construction claims. Kellogg Brown & Root does not have primary insurance coverage related to construction claims. However, excess insurance coverage policies with other insurers were in place. On March 20, 2002, Kellogg Brown & Root filed a lawsuit against the insurers that issued these excess insurance policies, seeking to establish the specific terms under which it can obtain reimbursement for costs incurred in settling and defending construction claims. Until this lawsuit is resolved, the scope of the excess insurance coverage will remain uncertain, and as such, we have not recorded any recoveries related to excess insurance coverage.

Note 11. Chapter 11 Reorganization Proceedings
On December 16, 2003, the following wholly owned subsidiaries of Halliburton (collectively, the Debtors or Debtors-in-Possession) filed Chapter 11 proceedings in bankruptcy court in Pittsburgh, Pennsylvania:
-  DII Industries, LLC;
-  Kellogg Brown & Root, Inc.;
-  Mid-Valley, Inc.;
-  KBR Technical Services, Inc.;
-  Kellogg Brown & Root Engineering Corporation;
-  Kellogg Brown & Root International, Inc. (a Delaware corporation);
-  Kellogg Brown & Root International, Inc. (a Panamanian corporation); and
-  BPM Minerals, LLC.
The bankruptcy court has scheduled a hearing on confirmation of the proposed plan of reorganization for May 10 through 12, 2004. The affected subsidiaries will continue to be wholly owned by Halliburton Company under the proposed plan. Halliburton Company (the registrant), Halliburton's Energy Services Group, and Kellogg Brown & Root's government services businesses are not included in the Chapter 11 filing. Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims filed against us and our subsidiaries will be channeled into trusts established under Sections 524(g) and 105 of the Bankruptcy Code for the benefit of claimants, thus releasing Halliburton and its affiliates from such claims.
Debtors-in-Possession financial statements. Under the Bankruptcy Code, we are required to periodically file with the bankruptcy court various documents, including financial statements of the Debtors-in-Possession. These financial statements are prepared according to requirements of the Bankruptcy Code. While these financial statements accurately provide information required by the Bankruptcy Code, which is not wholly in accordance with generally accepted accounting principles in the United Staes of America (U.S. GAAP), they are unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and from that used in the condensed combined financial statements, which are prepared in accordance with U.S. GAAP. For example, the “Rights to Halliburton shares” are currently adjusted to fair value periodically in the financial statements prepared for the bankruptcy court, but not in the condensed combined financial statements. Accordingly, we believe the substance and format of the financial statements prepared for the bankruptcy court do not allow meaningful comparison with the following condensed combined financial statements.
Basis of presentation. We continue to consolidate the Debtors in our consolidated financial statements. While generally it is appropriate to deconsolidate a subsidiary during its Chapter 11 proceedings on the basis that control no longer rests with the parent, the facts and circumstances particular to our situation support the continued consolidation of these subsidiaries. Specifically:
-  substantially all affected creditors have approved the terms of the plan of reorganization and related transactions;
-  the entire duration of the Chapter 11 proceedings is likely to be short, anticipated to be less than one year, excluding any potential appeals;

-  the Debtors were solvent and filed Chapter 11 proceedings to resolve asbestos and silica claims rather than as a result of insolvency; and
-  the plan of reorganization provides that we will continue to own 100% of the equity of the Debtors upon completion of the plan of reorganization. As such, the plan of reorganization will not impact our equity ownership of the Debtors.
All reorganization items, including but not limited to all professional fees and provisions for losses, are included as discontinued operations in both our condensed consolidated financial statements and the condensed combined financial statements of the Debtors-in-Possession. During the first quarter of 2004, we recorded a total of $8 million as reorganization items, which consisted primarily of professional fees, and disbursed $5 million in cash for reorganization items.
Furthermore, certain claims against the Debtors existing before the Chapter 11 filing are considered liabilities subject to compromise. The principal categories of claims subject to compromise included the following:
-  $2.5 billion at March 31, 2004 and at December 31, 2003 of current asbestos- and silica-related liabilities; and
-  $1.8 billion at March 31, 2004 and $1.6 billion at December 31, 2003 of noncurrent asbestos- and silica-related liabilities.
Prior to the filing of the Chapter 11 proceedings, DII Industries was the parent for all Energy Services Group and KBR operations. As part of a prefiling corporate restructuring, immediately prior to the Chapter 11 filing, DII Industries distributed the Energy Services Group operations to Halliburton Company, while the operations of KBR continued to be conducted through subsidiaries of DII Industries. The condensed combined balance sheet as of December 31, 2003 of the Debtors-in-Possession was prepared as if this distribution had taken place as of January 1, 2003.

Debtors-in-Possession
Condensed Combined Statement of Operations
(Unaudited)
(Millions of dollars)

Three Months
Ended March 31, 2004

Revenues	$457
Equity in earnings (losses) of majority-owned
subsidiaries	(24)

Total revenues	433
Operating costs and expenses	499

Operating loss	(66)
Nonoperating income	15

Loss from continuing operations before income
taxes	(51)
Income tax benefit	6

Loss from continuing operations	(45)
Loss from discontinued operations, net of tax
benefit of $59	(141)

Net loss	$(186)

The subsidiaries of DII Industries that are not included in the Chapter 11 filing are presented in the condensed combined financial statements using the equity method of accounting. These subsidiaries had revenue of $3.2 billion and operating income of $8 million for the three months ended March 31, 2004. These subsidiaries had assets of $2.6 billion and liabilities of $2.6 billion as of March 31, 2004, and assets of $2.3 billion and liabilities of $2.3 billion as of December 31, 2003.

Debtors-in-Possession
Condensed Combined Balance Sheets
(Unaudited)
(Millions of dollars)

	March 31	December 31
	2004	2003

Assets
Current assets:
Cash and equivalents	$34	$108
Receivables:
Trade, net	159	191
Unbilled insurance for asbestos- and silica-related liabilities	500	-
Intercompany, net	51	50
Unbilled work on uncompleted contracts	68	60
Other, net	70	75

Total receivables, net	848	376
Inventories	25	23
Right to Halliburton shares (1)	1,547	1,547
Restricted cash – prepetition liability payments	140	37
Other current assets	97	43

Total current assets	2,691	2,134
Property, plant, and equipment, net	92	91
Goodwill, net	188	188
Investments in majority-owned subsidiaries	1,559	1,567
Insurance for asbestos-and silica-related liabilities	1,535	2,038
Noncurrent deferred income taxes	528	436
Other assets	192	257

Total assets	$6,785	$6,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$147	$13
Accrued employee compensation and benefits	24	30
Advance billings on uncompleted contracts	68	23
Prepetition liabilities not subject to compromise	572	834
Current prepetition asbestos- and silica-related liabilities
subject to compromise	2,505	2,507
Other current liabilities	41	14

Total current liabilities	3,357	3,421
Prepetition liabilities not subject to compromise	141	137
Noncurrent prepetition asbestos- and silica-related liabilities
subject to compromise	1,769	1,579
Other liabilities	3	2

Total liabilities	5,270	5,139

Shareholders’ equity	1,515	1,572

Total liabilities and shareholders’ equity	$6,785	$6,711

(1)   Represents an option for DII Industries to acquire 59.5 million shares of Halliburton stock at no cost and was valued at $26.00.

Debtors-in-Possession
Condensed Combined Statement of Cash Flows
(Unaudited)
(Millions of dollars)

Three Months
Ended March 31, 2004

Total cash flows from operating activities	$(97)

Total cash flows from investing activities	(4)

Total cash flows from activities with Halliburton	24

Effect of exchange rate changes on cash	3

Decrease in cash and equivalents	(74)
Cash and equivalents at beginning of period	108

Cash and equivalents at end of period	$34

Some of the insurers of DII Industries and Kellogg Brown & Root have filed various motions in and objections to the Chapter 11 proceedings in an attempt to seek dismissal of the Chapter 11 proceedings or to delay the proposed plan of reorganization. The motions and objections filed by the insurers include a request that the court grant the insurers standing in the Chapter 11 proceedings to be heard on a wide range of matters, a motion to dismiss the Chapter 11 proceedings, and a motion objecting to the proposed legal representative for future asbestos and silica claimants. On February 11, 2004, the bankruptcy court presiding over the Chapter 11 proceedings issued a ruling holding that the insurers lack standing to bring motions seeking to dismiss the prepackaged plan of reorganization and denying standing to insurers to object to the appointment of the proposed legal representative for future asbestos and silica claimants. Notwithstanding the bankruptcy court ruling, we expect the insurers to object to confirmation of the prepackaged plan of reorganization. In addition, we believe that these insurers will take additional steps to prevent or delay confirmation of a plan of reorganization, including appealing the rulings of the bankruptcy court, and there can be no assurance that the insurers would not be successful or that such efforts would not result in delays in the reorganization process.
There can be no assurance that we will obtain the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us. In such event, a prolonged Chapter 11 proceeding could adversely affect the Debtors’ relationships with customers, suppliers, and employees, which in turn could adversely affect the Debtors’ competitive position, financial condition, and results of operations. In addition, if the Debtors are unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings, which could have a material adverse affect on Halliburton.

Note 12. Other Commitments and Contingencies
United States government contract work. We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $2.1 billion in the first quarter of 2004 and approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA), and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the

Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have been advised by the Criminal Division of the United States Department of Justice that it may also investigate this matter. If criminal wrongdoing is found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conduct our own investigation into the matter. We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. In 2003, we took two actions in response to the issues raised by the DCAA. First, we temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA, and the Army Materiel Command could agree on a process to be used for invoicing for food services. We recognized revenues and related costs associated with these services, and the $36 million was reflected in “Notes and accounts receivable” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. Second, we did not submit $141 million of additional food services invoices pending an internal review regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount was our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We recognized revenues and related costs associated with these services, and the $141 million was reflected in “Unbilled work on uncompleted contracts” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. In the first quarter of 2004, our internal procurement team completed an analysis of all our dining facilities and administration centers (DFACs) in our Iraq and Kuwait areas of operation. Based upon the results of our analysis, we have billed the United States government for the $141 million in invoices for food services we voluntarily withheld, we are paying subcontractor invoices, and we are attempting to resolve the previously billed $36 million for related services. It is likely the DCAA may recommend that some portion of these payments be withheld for our services until its own audits are complete. Even if this occurs, we believe we ultimately will be reimbursed.
During the first quarter of 2004, the Army Materiel Command issued a mandate that could cause it to withhold 15% from all our invoices paid after March 31, 2004 until our task orders under the LogCAP

III contract are definitized. The Army Materiel Command has now extended this period to June 15, 2004. We do not believe the potential 15% withholding will have a significant or sustainedimpact on our liquidity, as the withholding is temporary and ends once the definitization process is complete.
Securities and Exchange Commission (SEC) investigation. The SEC investigation into our recognition of revenue from unapproved claims and change orders on long-term construction projects, which began in late May 2002 as an informal inquiry, was converted to a formal investigation in December 2002. Since that time, the SEC has issued subpoenas calling for the production of documents and requiring the appearance of a number of witnesses to testify regarding those accounting practices. We have been engaged in substantive negotiations aimed at resolving the SEC’s concerns. Any such resolution would require the approval of the Commission itself and, as of this time, such approval has not been obtained and there can be no assurance that such approval will be obtained.
Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen, LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws during the period from approximately May 1998 until approximately May 22, 2002, in failing to disclose a change in the manner in which we accounted for revenue associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims in amounts allegedly in excess of those that were probable of recovery and could be reliably estimated (the “contract claims”). On October 11, 2002, a shareholder derivative action arising out of the same facts and circumstances was filed in the District Court of Harris County, Texas against a number of our present and former officers and directors. That action was subsequently dismissed upon our motion. On March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in federal court against certain of our present and former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which both the consolidated cases and the federal court derivative action would be settled, and in June 2003, the lead plaintiffs’ lawyer in the Moore action filed a motion for leave to file a second amended consolidated complaint. The court granted that motion on or about January 28, 2004. In addition to restating the contract claims, the second amended consolidated complaint includes nondisclosure claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton (the “Dresser claims”) that were included in the settlement discussions leading up to the signing of the memorandum of understanding and are among the claims to be resolved by the terms of the proposed settlement of the consolidated class actions.
The memorandum of understanding called for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After the May 2003 announcement regarding the memorandum of understanding, one of the lead plaintiffs in the consolidated class actions announced that it was dissatisfied with the lead plaintiffs’ counsel’s handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs’ counsel. The dissident lead plaintiff further asserted that it believes the lead plaintiffs’ counsel failed in connection with the settlement negotiations to take into account the alleged value of certain Dresser claims and that the $6 million proposed settlement figure is therefore inadequate. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing. The attorneys representing the dissident plaintiff filed yet another class action case in August 2003, raising allegations similar to those raised in the second amended consolidated complaint regarding the contract and Dresser claims. We believe that the allegations in that action, styled Kimble v. Halliburton Company, et al., are without merit and we intend to vigorously defend against them. We also believe that those new allegations fall within the scope of the memorandum of understanding and that the settlement, if approved and consummated, will dispose of those claims in their entirety with respect to all members of the putative class who do not validly and timely elect not to participate in the settlement. That action was recently consolidated within the Richard Moore v. Halliburton case. The Court recently tentatively scheduled a preliminary hearing for May 2004 on the subject of preliminary approval of the fairness of the settlement agreed to in the memorandum of understanding.
As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by our directors’ and officers’ insurance carrier. As such, we have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier.
BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc., a wholly owned subsidiary, in a patent infringement lawsuit brought by BJ Services Company. In January 2004, we filed a petition requesting that the United States Supreme Court review and reverse the judgment, which was denied in April 2004. In April 2004, we paid the judgment amount, including pre- and post- judgment interest, with the funds that had been used for the bond.
Anglo-Dutch (Tenge). On October 24, 2003, a Texas district court jury returned a verdict finding a subsidiary of Halliburton liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oilfield in the former Soviet Republic of Kazakhstan. On January 20, 2004, the judge in that case entered judgment against us and our codefendants, Ramco Oil & Gas, Ltd. and Ramco Energy, PLC (collectively, Ramco), jointly and severally, for the total sum of $106 million. A charge in the amount of $77 million was recorded in the third quarter of 2003 related to this matter. In April 2004, we reached a settlement with the plantiffs and made all payments to the plaintiffs pursuant to the settlement agreement. As a result of the settlement, the judgment entered against us has been vacated and the litigation dismissed. The settlement also provided Halliburton total indemnity for contribution claims, if any, of Ramco against Halliburton. After consideration of the settlement and legal costs, we reversed approximately $13 million of our remaining accrual in the first quarter of 2004. In the second quarter of 2004, we recovered the $25 million cash that we posted in lieu of a bond related to this matter, which is included in restricted cash as of March 31, 2004.
Newmont Gold. In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed which would require trial. We believe our exposure is no more than $40 million. We believe that we have valid defenses to Newmont’s claims and intend to vigorously defend the matter. As of March 31, 2004, we had not accrued any amounts related to this matter.
Improper payments reported to the Securities and Exchange Commission. During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during an audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.
Nigerian joint venture. A French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multibillion dollar gas liquefaction complex and related facilities at Bonny Island, in Rivers State, Nigeria. Recently, it has been reported in the French press that the magistrate has officially placed an agent of TSKJ under investigation for corruption of a foreign public official. We have received no formal notification, and do not possess enough facts to speculate whether an indictment of the agent will follow. TSKJ and other similarly owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the United States government’s inquiries and will make its employees available for testimony. As of March 31, 2004, we had not accrued any amounts related to this investigation. Halliburton’s own internal investigation of these matters is ongoing.
Operations in Iran. We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004, and have not received any further questions to date. As of March 31, 2004, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in full compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies.
Environmental. We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:
-  the Comprehensive Environmental Response, Compensation, and Liability Act;
-  the Resources Conservation and Recovery Act;
-  the Clean Air Act;
-  the Federal Water Pollution Control Act; and
-  the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $32 million as of March 31, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability. As of March 31, 2004, those 10 sites accounted for approximately $6 million of our total $32 million liability.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of March 31, 2004, including $254 million which relate to our joint ventures’ operations.
In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covers at least 90% of the face amount of our existing letters of credit. The Master LC Facility became effective in December 2003. Each bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings. In addition, at the discretion of the banks involved, the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of outstanding letters of credit at closing plus $250 million, or approximately $1.5 billion.
The purpose of the Master LC Facility is to provide an advance for letter of credit draws, if any, as well as to provide collateral for the reimbursement obligations for the letters of credit. Advances under the Master LC Facility will remain available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on November 1, 2004 and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. As of March 31, 2004 and December 31, 2003, there were no outstanding advances under the Master LC Facility. We currently expect to extend the Master LC Facility to allow advances until December 31, 2004.
Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $139 million at March 31, 2004 and $243 million at December 31, 2003 of liquidated damages we could incur based upon completing the projects as forecasted, as we consider the imposition of these liquidated damages to be unlikely. We believe we have valid claims for schedule extensions against the customers which would eliminate our liability for these liquidated damages. The reduction in exposure to liquidated damages in the first quarter of 2004 primarily results from the April 2004 agreement in principle reached between KBR and Petrobras regarding the Barracuda-Caratinga project. The agreement in principle reduced the potential for significant late-delivery penalties. If the parties are unable to reach a final agreement, however, the potential exposure for liquidated damages on the project is approximately $70 million, which has not been accrued.
Other. We are a party to various other legal proceedings. We expense the cost of legal fees as incurred related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 13. Accounting for Stock-Based Compensation
We have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
The fair value of options at the date of grant and the employee stock purchase plan shares were estimated using the Black-Scholes option pricing model. The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months
	Ended March 31

(Millions of dollars except per share data)	2004	2003

Net income (loss), as reported	$(65)	$43
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(6)	(6)

Net income (loss), pro forma	$(71)	$37

Basic income (loss) per share:
As reported	$(0.15)	$0.10

Pro forma	$(0.16)	$0.09

Diluted income (loss) per share:
As reported	$(0.15)	$0.10

Pro forma	$(0.16)	$0.08

Note 14. Income (Loss) Per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares, consisting primarily of stock options, with a dilutive effect had been issued. The effect of common stock equivalents on basic weighted average shares outstanding was an additional four million shares in the first three months of 2004 and an additional two million shares in the first three months of 2003. Excluded from the computation of diluted income (loss) per share are options to purchase nine million shares of common stock which were outstanding during the three months ended March 31, 2004 and 15 million shares during the three months ended March 31, 2003. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 were not included in the computation of diluted income (loss) per share since the conditions for conversion had not been met as of March 31, 2004. Loss per share for discontinued operations and net loss for the three months ended March 31, 2004 were antidilutive, as the control number used to determine whether to include any common stock equivalents in the weighted shares outstanding for the period is income from continuing operations.

Note 15. Income Taxes
Provision for income taxes of $49 million resulted in an effective tax rate of approximately 37% in the first quarter of 2004, compared to an effective tax rate of approximately 43% in the first quarter of 2003. The higher tax rate for the first quarter of 2003 was mostly the result of the tax effects on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream during that quarter. These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.

Note 16. Retirement Plans
The components of net periodic benefit cost for the quarters ended March 31, 2004 and March 31, 2003 are as follows:

	Pension Benefits				Other
					Postretirement
	2004		2003		Benefits

(Millions of dollars)	U.S.	Int’l	U.S.	Int’l	2004	2003

Components of net periodic benefit cost:
Service cost	$-	$22	$-	$18	$-	$-
Interest cost	2	36	3	30	1	3
Expected return on plan assets	(3)	(41)	(3)	(34)	-	-
Amortization of prior service cost	-	-	-	-	(2)	-
Settlements/curtailments	1	-	-	-	-	-
Recognized actuarial gain	1	4	-	4	-	-

Net periodic benefit (income) cost	$1	$21	$-	$18	$(1)	$3

We currently expect to contribute approximately $67 million to our pension plan in 2004 and do not believe the Pension Funding Equity Act enacted in April 2004 will have a material impact on our projected funding. We made no contributions to the plan in the first quarter of 2004.

Note 17. New Accounting Pronouncements
On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at March 31, 2004 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46), in January 2003. In December 2003, the FASB issued FIN 46R, a revision which supersedes the original interpretation. We adopted FIN 46R effective January 1, 2004.
FIN 46R requires the consolidation of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the other entity. Currently, entities are generally consolidated based upon a controlling financial interest through ownership of a majority voting interest in the entity.
We have identified the following variable interest entities:
-  during the second quarter of 2001, we formed a joint venture, WellDynamics, with Shell in which we held a 50% equity interest and accounted for the investment using the equity method in our Landmark and Other Energy Services segment. The joint venture was established for the further development and deployment of new technologies related to completions and well intervention products and services. In the first quarter of 2004, Halliburton and Shell restructured WellDynamics whereby Halliburton acquired an additional 1% of WellDynamics from Shell, giving Halliburton 51% ownership and control of day-to-day operations. The joint venture is considered a variable interest entity under FIN 46, and we have determined that we are the primary beneficiary of the entity. Beginning in the first quarter of 2004, WellDynamics was consolidated and included in our Production Optimization segment. The consolidation of WellDynamics resulted in an increase to our goodwill of $109 million, which was previously carried as equity method goodwill in our investment balance, and an increase in long-term debt of $27 million. There are no assets of WellDynamics that collateralize its obligations and its creditors do not have recourse to Halliburton;
-  during 2001, we formed a joint venture in which we own a 50% equity interest with two unrelated partners, each owning a 25% equity interest. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third-party debt. The construction of the assets is expected to be completed in 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing are being used to construct the assets and will be paid down with cash flows generated during the operation and service phase of the contract with the third party. As of March 31, 2004, the joint venture had total assets of $165 million and total liabilities of $163 million. Our aggregate exposure to loss as a result of our involvement with this joint venture is limited to our equity investment and subordinated debt of $11 million and any future losses related to the construction and operation of the assets. We are not the primary beneficiary. The joint venture is accounted for under the equity method of accounting in our Engineering and Construction Group segment; and
-  our Engineering and Construction Group is involved in three projects executed through joint ventures to design, build, operate, and maintain roadways for certain government agencies. We have a 25% ownership interest in these joint ventures and account for them under the equity method. These joint ventures are considered variable interest entities as they were initially formed with little equity contributed by the partners. The joint ventures have obtained financing through third parties which is not guaranteed by us. We are not the primary beneficiary of these joint ventures and will, therefore, continue to account for them using the equity method. As of March 31, 2004, these joint ventures had total assets of $1.4 billion and total liabilities of $1.3 billion. Our maximum exposure to loss is limited to our equity investments in and loans to the joint ventures, which totaled $41 million at March 31, 2004, and our share of any future losses to the construction of these roadways.
In May 2003, the Emerging Issues Task Force finalized its Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In accordance with EITF 00-21 for contracts entered into subsequent to June 30, 2003, we recognize award fees and performance awards for the services portion of our contracts only when awarded by the customer. Award fees and performance awards on the construction portion of our contracts continue to be recognized based on estimates in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The amount of award fees and performance awards deferred on our contracts affected by EITF 00-21 in the first quarter of 2004 was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
During the first quarter of 2004, we continued to make progress on our asbestos and silica settlement with the confirmation hearings scheduled to take place in May of 2004. We also continued to provide a large amount of government services work in the Middle East that had built up toward the end of 2003. We took another step in resolving issues related to our Barracuda-Caratinga project by reaching an agreement in principle with Petroleo Brasilero SA (Petrobras). We recorded an additional pretax charge of $97 million during the quarter on the Barracuda-Caratinga project, which considers the terms of the agreement in principle as well as indications of higher cost estimates, schedule extensions, and other facts. We entered into a settlement agreement related to our Anglo-Dutch litigation, resulting in a $13 million reversal of our accrual recorded in 2003. We continued to address the substantial expected future demands on our funds by securing $500 million of additional financing in January 2004 and managing working capital. Finally, we experienced solid results in all of our Energy Services Group (ESG) segments in the first quarter of 2004.
Asbestos and silica. Having reached definitive settlements with almost all of our asbestos and silica personal injury claimants, certain of our subsidiaries filed Chapter 11 proceedings on December 16, 2003. A preapproved proposed plan of reorganization was filed as part of the Chapter 11 proceedings. The confirmation hearing is currently scheduled in May 2004. Upon confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against Halliburton and its subsidiaries will be channeled into trusts established for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims.
At March 31, 2004, we revalued the 59.5 million shares to be contributed to trusts for the benefit of claimants to approximately $1.7 billion ($29.37 per share) from $1.6 billion ($26.17 per share) at December 31, 2003, as the average value of Halliburton shares increased by more than 5%. This revaluation plus asbestos- and silica-related legal and court costs resulted in a $141 million after-tax charge to discontinued operations in the first quarter of 2004.
We also entered into a settlement with Equitas, the largest insurer of our asbestos and silica claims, during the first quarter of 2004. The settlement calls for Equitas to pay us $575 million, representing approximately 60% of applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas, provided that we receive confirmation of our plan of reorganization and the current United States Congress does not pass national asbestos litigation reform legislation.
Government services in the Middle East. Our government services revenue related to Iraq totaled $2.1 billion during the first quarter of 2004 and approximately $3.6 billion in 2003. The work we perform includes providing construction and services, among other things:
-  to support deployment, site preparation, operations and maintenance, and transportation for United States troops; and
-  to restore the Iraqi petroleum industry, such as the extinguishing of oilwell fires, environmental assessments and cleanup at oil sites, oil infrastructure condition assessments, oilfield, pipeline, and refinery maintenance, and the procurement and importation of fuel products.
The accelerated ramp-up in services in a war zone brought with it several challenges, including keeping our people safe, recruiting and retaining qualified personnel, identifying and retaining appropriate subcontractors, establishing the necessary internal control procedures associated with this type of business, and funding the increased working capital demands. We have received, and expect to continue to receive, heightened media, legislative, and regulatory attention regarding our work in Iraq, including the preliminary results of various audits by the Defense Contract Audit Agency (DCAA) related to our invoicing practices and our self-reporting of possible improper conduct by one or two of our former employees. In the first quarter of 2004, our internal procurement team completed an analysis of all our dining facilities and administration centers (DFACs) in our Iraq and Kuwait areas of operation. Based upon the results of our analysis, we have billed the United States Government for the $141 million in invoices for food services we voluntarily withheld, we are paying subcontractor invoices, and we are attempting to resolve the previously billed $36 million for related services.
During the first quarter of 2004, the Army Materiel Command issued a mandate that could cause it to withhold 15% from all our invoices paid after March 31, 2004 until our task orders under the LogCAP III contract are definitized. The Army Materiel Command has now extended this period to June 15, 2004. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity, as the withholding is temporary and ends once the definitization process is complete.
Barracuda-Caratinga project. In recent years we have faced issues related to our Barracuda-Caratinga project, a multi-year construction project to build two converted supertankers, which will be used as floating production, storage, and offloading units (FPSOs), 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The project will be used to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The project is significantly behind its original schedule and in a financial loss position. In the first quarter of 2004, we recorded an additional charge of $97 million, bringing the total pretax loss on this project from inception to date to $452 million. The charge in the first quarter of 2004 resulted from an agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project. See the “Barracuda-Caratinga Project” disclosure below for a further discussion of the agreement in principle.
Financing activities. The anticipated cash contribution into the asbestos and silica trusts later this year, the increased work in Iraq, and potential additional delays of certain billings related to work in Iraq have required us to raise substantial funds and could require us to raise additional funds in order to meet our current and potential future liabilities and working capital requirements. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. In addition, related to the prepackaged Chapter 11 filing, we have the following facilities, all of which are currently undrawn:
-  a delayed-draw term facility that would currently provide for draws of up to $500 million to be available for cash funding of the trusts for the benefit of asbestos and silica claimants, if required conditions are met, which expires on June 30, 2004. At this time, we do not plan to renew this facility beyond June 30, 2004;
-  a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 proceedings, which we expect to extend to allow advances until December 31, 2004; and
-  a $700 million three-year revolving credit facility for general working capital purposes which matures in October 2006.
We have other significant sources of funds available to us in the near-term should we need them, including, but not limited to, approximately $230 million in availability under our United States accounts receivable securitization facility. In addition, as early as January 2005, we may receive $500 million of the funds that would be provided by the Equitas settlement described above. We are executing programs to improve our working capital and to limit our spending on capital projects to those critical to serving our customers. We continue to maintain our investment grade credit ratings and we have sufficient cash and financing capacity to fund our asbestos and silica settlement obligations later this year and continue to grow our business.
Business focus. The outlook for our business is improving, with solid first quarter of 2004 results from all ESG business segments. As compared to the first quarter of 2003, ESG revenue increased in most geographic areas during the first quarter of 2004. Our ESG business has a strong correlation to oil and gas prices and worldwide rig activity. Oil prices increased over 3% from the prior year quarter, while gas prices experienced a decline of nearly 19%. Except for the Gulf of Mexico offshore rig count, which continues to decline due to the maturation of the market, the United States land and international land and offshore rig counts increased substantially from the prior year quarter. The growth in government services work at our Engineering and Construction Group, including the recent awarding in the first quarter of 2004 of the two-year $1.2 billion contract for the Restore Iraqi Oil, or RIO II, program and the five-year up to $1.5 billion military support contract will be offset by a decline in work under RIO I, which is more profitable than RIO II. In addition, we continue to differentiate ourselves as a leader in the liquefied natural gas industry by being a preferred engineer and constructor of liquefaction plants and receiving terminals throughout the world.
Following is a more detailed discussion of each of these subjects.
Asbestos and Silica Obligations and Insurance Recoveries
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and our other affected subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed.
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
A prepackaged Chapter 11 proceeding is one in which a debtor seeks approval of a plan of reorganization from affected creditors before filing for Chapter 11 protection. Prior to proceeding with the Chapter 11 filing, our affected subsidiaries solicited acceptances to a proposed plan of reorganization from known present asbestos and silica claimants. In the fourth quarter of 2003, valid votes were received from approximately 364,000 asbestos claimants and approximately 21,000 silica claimants, representing substantially all known claimants. Of the votes validly cast, over 98% of voting asbestos claimants and over 99% of voting silica claimants voted to accept the proposed plan of reorganization, meeting the voting requirements of Chapter 11 of the Bankruptcy Code for approval of the proposed plan. The preapproved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, in addition to the $311 million paid to claimants in December 2003, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-  up to approximately $2.5 billion in cash;
-  59.5 million shares of Halliburton common stock;
-  a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-  a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and

-  insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million on December 16, 2003. In December 2003, we also agreed to guarantee the payment of an additional $156 million of the remaining approximately $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 ,or the date on which an order confirming the proposed plan of reorganization becomes final and nonappealable. This guaranteed amount increased to approximately $186 million as of March 31, 2004 primarily resulting from existing claimants submitting qualifying medical criteria.
Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will continue to adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. At March 31, 2004, we revalued our shares to approximately $1.7 billion ($29.37 per share) from $1.6 billion ($26.17 per share) at December 31, 2003, as the average value of Halliburton common stock increased by more than 5%. This revaluation and certain other legal and court costs resulted in a $141 million after-tax charge to discontinued operations in the first quarter of 2004. At March 31, 2004 and December 31, 2003, the value of the shares to be contributed was classified as a long-term liability on our condensed consolidated balance sheet, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of the first quarter of 2004, our diluted earnings per share from continuing operations for the quarter ended March 31, 2004 would have been reduced by $0.02. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
-  increase or decrease our asbestos and silica liability to value the 59.5 million shares of Halliburton common stock based on the value of Halliburton stock on the date of final and nonappealable confirmation of our proposed plan of reorganization;
-  reclassify from a long-term liability to shareholders’ equity the final value of the 59.5 million shares of Halliburton common stock; and
-  include the 59.5 million shares in our calculations of earnings per share on a prospective basis.
We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation in and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.
Recent insurance developments. Each quarter when we remeasure our asbestos and silica liability, we evaluate the appropriateness of the $2 billion recorded for asbestos and silica insurance recoveries. In doing so, we separately evaluate two types of policies:
-  policies held by carriers with which we had either settled or which were probable of settling and for which we could reasonably estimate the amount of the settlement; and
-  other policies.
In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
-  a review of DII Industries’ historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries’ 15-year litigation and settlement history;

-  a review of our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
-  a review of the terms of DII Industries’ prior and current coverage-in-place settlement agreements;
-  a review of the status of DII Industries’ and Kellogg Brown & Root’s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;
-  discussions with our counsel; and
-  an analysis of publicly available information concerning the ability of the DII Industries’ insurers to meet their obligations.
Navigant Consulting’s analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis, and discussions, Navigant Consulting’s analysis assisted us in making judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs.
In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd's of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd's underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root, and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London market company insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of March 31, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.
We estimated the asbestos and silica insurance receivables as of March 31, 2004 as follows:
-  included $575 million of insurance recoveries from Equitas based on the January 2004 comprehensive agreement;
-  included insurance recoveries from other specific insurers with whom we had settled;
-  estimated insurance recoveries from specific insurers with whom we are probable of settling and for which we could reasonably estimate the amount of the settlement.  When appropriate, these estimates considered prior settlements with insurers with similar facts and circumstances; and
-  estimated insurance recoveries for all other policies with the assistance of the Navigant Consulting study.
Our estimate was based on a comprehensive analysis of the situation existing at that time which could change significantly in the both near- and long-term as a result of:
-  additional settlements with insurance companies;
-  future insolvencies of carriers; and

-  legal interpretation of the type and amount of coverage available to us.
Currently, we cannot estimate the timeframe for collection of this insurance receivable, except as described earlier with regard to the Equitas settlement.

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $2.1 billion in the first quarter of 2004 and approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA), and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have been advised by the Criminal Division of the United States Department of Justice that it may also investigate this matter. If criminal wrongdoing is found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conduct our own investigation into the matter.  We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
   During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe these issues raised by the DCAA are issues of contractual interpretation and not issues that relate to our internal controls over financial reporting. In 2003, we took two actions in response to the issues raised by the DCAA. First, we temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA, and the Army Materiel Command could agree on a process to be used for invoicing for food services. We recognized revenues and related costs associated with these services, and the $36 million was reflected in

“Notes and accounts receivable” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. Second, we did not submit $141 million of additional food services invoices pending an internal review regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount was our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We recognized revenues and related costs associated with these services, and the $141 million was reflected in “Unbilled work on uncompleted contracts” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. In the first quarter of 2004, our internal procurement team completed an analysis of all our DFACs in our Iraq and Kuwait areas of operation. Based upon the results of our analysis, we have billed the United States government for the $141 million in invoices for food services we voluntarily withheld, we are paying subcontractor invoices, and we are attempting to resolve the previously billed $36 million for related services. It is likely the DCAA may recommend that some portion of these payments be withheld for our services until its audits are complete. Even if this occurs, we believe we ultimately will be reimbursed.
During the first quarter of 2004, the Army Materiel Command issued a mandate that could cause it to withhold 15% from all our invoices paid after March 31, 2004 until our task orders under the LogCAP III contract are definitized. The Army Materiel Command has now extended this period to June 15, 2004. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity, as the withholding is temporary and ends once the definitization process is complete.

Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root, Inc. (KBR) entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs, 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in large part to change orders from the project owner, and is in a financial loss position. We expect that the Barracuda vessel will likely be completed in April 2005, and the Caratinga vessel will likely be completed in June 2005. However, there can be no assurance that further delays will not occur.
Our performance under the contract is secured by:
-  performance letters of credit, which together have available credit of approximately $272 million as of March 31, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-  retainage letters of credit, which together have available credit of approximately $167 million as of March 31, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-  a guarantee of KBR’s performance under the agreement by Halliburton Company in favor of the project owner.
In early April 2004, KBR and Petrobras, on behalf of the project owner, entered into a non-binding agreement in principle. The April 2004 agreement in principle is the basis for settlement of the various claims between the parties and would amend existing agreements. Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and the bankruptcy court. Discussions among all parties, including the project lenders, are underway. The April 2004 agreement in principle provides for:

-  the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-  the payment to us of $79 million as a result of change orders;
-  payment by Petrobras of any value added taxes on the project, except for $8 million which has been paid by us;
-  the assumption by Petrobras of certain work under the original contract;
-  the repayment on December 7, 2004 by KBR of a portion of $300 million of advance payments; and
-  the revision of project completion dates and other milestone dates.
While negotiations are proceeding to reach a final agreement based on the provisions of the April 2004 agreement in principle, there can be no guarantee that such an agreement will be achieved.
As of March 31, 2004:
-  the project was approximately 86% complete;
-  we have recorded an inception-to-date pretax loss of $452 million related to the project, of which $97 million was recorded in the first quarter of 2004 based on the April 2004 agreement in principle, including an estimate for increases in projected costs for the project; $238 million was recorded in 2003 ($55 million during the first quarter of 2003); and $117 million was recorded in 2002; and
-  the probable unapproved claims included in determining the loss were reduced from $114 million at December 31, 2003 to zero based upon the April 2004 agreement in principle.
Default provisions. In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of such default (i.e., our services are terminated as a result of such default), the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
Cash flow considerations. The project owner has procured project finance funding obligations from various lenders to finance the payments due to us under the contract. In addition, the project financing includes borrowing capacity in excess of the original contract amount.
Under the loan documents, the availability date for loan draws expired December 1, 2003 and, therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw-down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary, which is funding the drilling costs of the project, until all amounts due to us, including amounts due for the change orders as agreed in the April 2004 agreement in principle, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life in an amount we currently estimate to be approximately $452 million. That funding level assumes that pursuant to amended project agreements implementing the April 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. The total operating cash shortfalls are as follows:

(Millions of dollars)

Amount funded through March 31, 2004	$140
Amount to be funded during the remainder of 2004,
including repayment of a portion of $300
million advance payments	272
Amount to be funded subsequent to 2004	40

Total cash shortfalls	$452

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2004 with cash and cash equivalents of $1.9 billion compared to $1.8 billion at December 31, 2003.
Significant uses of cash. Our liquidity and cash balance during the first quarter of 2004 have been significantly affected by our government services work in Iraq. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, increased to approximately $1.25 billion at March 31, 2004. We expect a general decline in our working capital requirements during the second half of the year, primarily due to the transfer of the civilian fuel delivery work to the Defense Energy Support Center, the completion of the RIO I project, and the leveling off of the LogCAP III project work after the initial ramp-up in 2003. Regarding our LogCAP III contract, our internal procurement team has completed an analysis of all our DFACs in our Iraq and Kuwait areas of operation. Based upon the results of our analysis, we have billed the United States Government for the $141 million in invoices for food services we voluntarily withheld, we are paying subcontractor invoices, and we are attempting to resolve the previously billed $36 million for related services. It is likely the DCAA may recommend that some portion fo these payments be withheld for our services until its audits are complete. Even if this occurs, we believe we ultimately will be reimbursed. Based on a mandate issued this quarter, the Army Materiel Command stated its intention to withhold 15% from all our invoices paid after March 31, 2004 until our task orders under the LogCAP III contract are definitized. The Army Materiel Command has now extended this period to June 15, 2004. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity, as the withholding is temporary and ends once the definitization process is complete.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, we initially agreed in December 2003 to guarantee the payment of an additional $156 million of the remaining approximate $2.5 billion cash amount, which must be paid on the earlier to occur of June 17, 2004 or the date on which an order confirming the proposed plan of reorganization becomes final and nonappealable. This guaranteed amount increased to approximately $186 million as of March 31, 2004 primarily resulting from existing claimants submitting qualifying medical criteria. When and if we receive final and nonappealable confirmation of our plan of reorganization, we will be required to fund the remainder of the cash amount to be contributed to the asbestos and silica trusts.
Capital expenditures of $130 million in the first quarter of 2004 were 29% higher than in the first quarter of 2003. Capital spending in the first quarter of 2004 continued to be primarily directed to the Energy Services Group for production optimization, drilling and formation evaluation and manufacturing capacity. We expect capital spending to continue at approximately this rate throughout the year. We paid $55 million in dividends to our shareholders in both the first quarters of 2004 and 2003.
In addition, we had further developments on two legal matters: BJ Services Company patent litigation and Anglo-Dutch (Tenge). See Note 12 to the condensed consolidated financial statements for more information. In April 2004, we paid the judgment amount in the BJ Services patent litigation, including pre- and post-judgment interest with the funds that had been used to post the bond in the case. In April 2004, we also reached a settlement with the plaintiffs in the Anglo-Dutch litigation and made payments pursuant to the settlement agreement. We subsequently recovered the $25 million cash in lieu of bond deposit for the Anglo-Dutch litigation included in restricted cash as of March 31, 2004.
See “Barracuda-Caratinga Project – Cash flow considerations” under “Executive Overview” above for anticipated timing of cash flow items related to the Barracuda-Caratinga project.
Significant sources of cash. After consideration of the increase in working capital needs related to work in Iraq, our operations provided approximately $190 million in cash flow in the first quarter of 2004. In addition, we received $20 million from the sale of our remaining shares of National Oilwell, Inc.
In January 2004, we issued senior notes due 2007 totaling $500 million, which will primarily be used to fund the asbestos and silica liability settlement. Our combined short-term notes payable and long-term debt was 62% of total capitalization at March 31, 2004 and 58% of total capitalization at December 31, 2003.
Future sources of cash. We have available to us significant sources of cash in the near-term should we need it.
Asbestos and silica liability financing. In the fourth quarter of 2003, we entered into a $700 million three-year revolving credit facility for general working capital purposes, which was undrawn at March 31, 2004. We also entered into a delayed-draw term facility for up to $1.0 billion. This facility was reduced in the first quarter of 2004 to approximately $500 million by the issuance of the senior notes due 2007. This facility, which is subject to further reduction, expires on June 30, 2004 and could be available for cash funding of the trusts for the benefit of asbestos and silica claimants. At this time, we do not plan to renew this facility beyond June 30, 2004.
Asbestos and silica settlements with insurers. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd’s of London, reinsured by Equitas. The settlement will resolve all asbestos-related claims made against Lloyd’s underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root, and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Our claims against our other London market company insurers are not affected by this settlement. Provided that there is final confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.
Other sources of cash. We also have available our accounts receivable securitization facility. See “Off Balance Sheet Risk” for further discussion. We also are working toward a potential sale of up to approximately $600 million of KBR government receivables to help finance its working capital needs.
Other factors affecting liquidity
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of March 31, 2004, including $254 million which relate to our joint ventures’ operations. Certain of these letters of credit have triggering events, such as the filing of Chapter 11 proceedings by some of our subsidiaries or reductions in our credit ratings, which would allow the banks to require cash collateralization or allow the holder to draw upon the letter of credit.
In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covers at least 90% of the face amount of our existing letters of credit. Under the Master LC Facility, each participating bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings. In addition, at the discretion of the banks involved, the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of outstanding letters of credit at closing plus $250 million, or approximately $1.5 billion.
Advances under the Master LC Facility will remain available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on November 1, 2004, and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. As of March 31, 2004 and December 31, 2003, there were no outstanding advances under the Master LC Facility. We currently expect to extend the Master LC Facility to allow advances until December 31, 2004.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenues are derived from the sale of services and products, including engineering and construction activities. We sell services and products primarily to major, independent, and national oil and gas companies and the United States Government. These products and services are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas resources through refining, processing, and marketing. These products and services are also used by the United States Army Materiel Command for logistical support of troops and the reconstruction of the Iraqi oil industry. Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services, and the Engineering and Construction Group. We sometimes refer to the combination of our Drilling and Formation Evaluation, Fluids, Production Optimization, and Landmark and Other Energy Services segments as the Energy Services Group.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first quarter of 2004, based upon the location of the services provided and products sold, 24% of our total revenue was from the United States and 33% was from Iraq. In the first quarter of 2003, 34% of our total revenue was from the United States and 11% of our total revenue was from the United Kingdom. Revenue from Iraq in the first quarter of 2003 was less than 10% of our total revenue. No other country accounted for more than 10% of our revenue during these periods. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any international country would be material to our consolidated results of operations.
Halliburton Company
Activity levels within our business segments are significantly impacted by the following:
-  spending on upstream exploration, development, and production programs by major, independent, and national oil and gas companies;
-  capital expenditures for downstream refining, processing, petrochemical, and marketing facilities by major, independent, and national oil and gas companies;
-  military action by the United States; and
-  government spending levels.
Also impacting our activity is the status of the global economy, which indirectly impacts oil and gas consumption, demand for petrochemical products, and investment in infrastructure projects.

Energy Services Group
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production expenditures by international and national oil companies, the world economy, and global stability, which together drive worldwide drilling activity. Our Energy Services Group financial performance is significantly affected by oil and gas prices and worldwide rig activity, which are summarized in the following tables. When these increase, it generally means increased work for our businesses. The first table presents average oil and gas prices.

	Three Months Ended
	March 31		Year Ended

Average Oil and Gas Prices	2004	2003	2003

West Texas Intermediate (WTI)
oil prices (dollars per barrel)	$35.22	$34.14	$31.14
Henry Hub gas prices (dollars per
million cubic feet)	$5.61	$6.90	$5.63

Our customers’ cash flow, in many instances, depends upon the revenue they generate from the sale of oil and gas. With higher prices, they may have more cash flow, which usually translates into higher exploration and production budgets. Sustained higher prices may also mean that oil and gas exploration in marginal areas can become attractive, so our customers may consider investing in such properties when prices are high. The opposite is true for lower oil and gas prices.
Although the expectation in 2003 was that world oil prices would begin to soften somewhat, as of the first quarter of 2004 prices have continued to increase due to low petroleum inventory levels in the United States and Organization for Economic Cooperation and Development countries. Factors contributing to the lower inventory levels include year-over-year improvement in the economy, strong global demand, and uncertainty regarding the supply from Venezuela, the Middle East, and Nigeria.
Natural gas prices have remained relatively high as inventories throughout the winter were near the low end of the five-year average and finished March at about 10% below the five-year average level. Natural gas production slightly increased in 2003 and is expected to continue to rise slightly through 2005 as natural gas well completions continue to grow over the next two years.
The quarterly and yearly average rotary rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended
	March 31		Year Ended

Average Rig Counts	2004	2003	2003

Land vs. Offshore

United States:
Land	1,021	792	924
Offshore	98	109	108

Total	1,119	901	1,032

Canada:
Land	524	490	368
Offshore	4	3	4

Total	528	493	372

International (excluding Canada):
Land	562	531	544
Offshore	235	213	226

Total	797	744	770

Worldwide total	2,444	2,138	2,174

Land total	2,107	1,813	1,836

Offshore total	337	325	338

	Three Months Ended
	March 31		Year Ended

Average Rig Counts	2004	2003	2003

Oil vs. Gas

United States:
Oil	153	152	157
Gas	966	749	875

Total	1,119	901	1,032

Canada: *	528	493	372
International (excluding Canada):
Oil	598	539	576
Gas	199	205	194

Total	797	744	770

Worldwide total	2,444	2,138	2,174

   *   Canadian rig counts by oil and gas were not available.

Most of our work in the Energy Services Group closely tracks the number of active rigs. As rig count increases or decreases, so does the total available market for our services and products. Further, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs.
The continuing high oil and gas prices helped to significantly increase worldwide rig count to an average of 2,444 during the quarter. In the first quarter of 2004, the United States rig count increase continued to focus on land gas drilling as gas prices remained high due to low inventory levels, heating season requirements, and higher fuel oil prices that discouraged fuel switching. United States offshore rigs continued to decrease as a result of a weakened Gulf of Mexico region. Year-over-year, international rig count increased primarily in Canada, Latin America, Asia Pacific, and Middle East, offset by declining rig counts in Europe and Africa. In Western Europe, oil company dissatisfaction with high operating costs and inconsistent government policies continued to impede exploration and production recovery.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services; conversely, during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services. During the first quarter of 2004, general overall discounts remained relatively flat compared to the same period in the prior year.
With a tightening of supply for our pressure pumping services in stimulation and cementing, combined with increasing demand, we are implementing a United States price book increase of 8% in the second quarter of 2004. We also intend to increase prices in the United States across a broader range of products and services where we feel it is appropriate.
Overall outlook
As we look forward, we see modest growth in the global oilfield services market during 2004. The Energy Information Administration (EIA) projects that WTI prices are expected to average $33.17 for the second quarter of 2004, and that world oil demand will continue to grow annually by about 2.2% in 2004 and 2005. EIA also predicts total demand for petroleum products in the United States is expected to increase approximately 1.4%, as increases in transportation- and industrial-related use offset some reductions in heavy fuel oil demand in 2004.
According to the EIA, natural gas demand is expected to increase about 2.4% in 2004. Demand growth and limited new supply are expected to keep prices averaging over $5.00 per million cubic feet.
Spears and Associates expects the United States rig count to average 1,092 rigs, unchanged from its December 2003 estimate. Spears and Associates believes the rig count in the United States has peaked and drilling activity in the first half of the year will be higher than the second half. Offshore activity is expected to remain flat. For Canada, Spears is predicting an average of 366 rigs in 2004, which is unchanged from December 2003. Growth in international drilling activity is expected to remain positive over the coming year. Spears expects the international rig count to average 804 rigs in 2004 with 10,023 new wells forecasted to be drilled.
Engineering and Construction Group
Our Engineering and Construction Group, operating as KBR, provides a wide range of services to energy and industrial customers and government entities worldwide. Engineering and construction projects are generally longer-term in nature than our Energy Services Group work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities.
Our government services opportunities continue to remain strong across all regions, with United States government spending in Iraq outpacing other markets. Due to our existing level of presence and performance in Iraq, we believe KBR is well positioned to be awarded future work in the area. Improved area security and the establishment of a stable government, however, are both necessary to realize these projects. Other more traditional government markets and opportunities ranging from government services, outsourcing, and privatization will continue to mature and may present competitive opportunities.
The drive to monetize gas reserves in the Middle East, West Africa, Asia Pacific, Eurasia, and Latin America, combined with strong demand for gas and liquefied natural gas (LNG) in the United States, Japan, Korea, Taiwan, China, and India, has led to numerous gas-to-liquid (GTL), LNG liquefaction, and gas development projects in the exporting regions, as well as onshore or floating LNG terminals and gas processing plants in the importing countries. Our LNG projects continue to realize good job performance and financial contributions. The combination of tight supply, recovering demand, and new environmental regulations could drive the United States and, to a letter extent,

European and Asian refining margins upward in 2004 and could lead to an increase in capital spending in all regions. We expect the markets for GTL and LNG to grow as demand for clean fuels and affordable natural gas expands worldwide.
Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide, and we expect this trend to continue. In the North Sea, an increasing number of independent oil companies are acquiring mature oilfield assets from major oil companies and are looking to outsource operations and maintenance capabilities. We are also seeing significant business opportunities in the United Kingdom for major public infrastructure projects, which have been dominated for almost a decade by privately financed projects.
Engineering and construction contracts can be broadly categorized as either fixed-price, sometimes referred to as lump-sum, or cost-reimbursable contracts. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work.
Cost-reimbursable contracts include contracts where the price is variable based upon actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky, since the owner retains many of the risks. While fixed-price contracts involve greater risk, they also potentially are more profitable for the contractor, since the owners pay a premium to transfer many risks to the contractor.
The approximate percentages of revenue attributable to fixed-price and cost-reimbursable Engineering and Construction Group segment contracts are as follows:

	Fixed-price	Cost-reimbursable

Three months ended March 31, 2004	10%	90%
Year ended December 31, 2003	24%	76%

RESULTS OF OPERATIONS IN 2004 COMPARED TO 2003

First Quarter of 2004 Compared with the First Quarter of 2003

REVENUES:	First Quarter
			Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$444	$379	$65	17%
Fluids	535	480	55	11
Production Optimization	708	627	81	13
Landmark and Other Energy Services	129	125	4	3

Total Energy Services Group	1,816	1,611	205	13
Engineering and Construction Group	3,703	1,449	2,254	156

Total revenues	$5,519	$3,060	$2,459	80%

Geographic – Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$153	$138	$15	11%
Latin America	65	56	9	16
Europe/Africa	81	72	9	13
Middle East/Asia	145	113	32	28

Subtotal	444	379	65	17

Fluids:
North America	259	247	12	5
Latin America	74	53	21	40
Europe/Africa	118	105	13	12
Middle East/Asia	84	75	9	12

Subtotal	535	480	55	11

Production Optimization:
North America	354	316	38	12
Latin America	73	64	9	14
Europe/Africa	146	124	22	18
Middle East/Asia	135	123	12	10

Subtotal	708	627	81	13

Landmark and Other Energy Services:
North America	48	44	4	9
Latin America	17	9	8	89
Europe/Africa	27	41	(14)	(34)
Middle East/Asia	37	31	6	19

Subtotal	129	125	4	3

Total Energy Services Group revenues	$1,816	$1,611	$205	13%

OPERATING INCOME (LOSS):	First Quarter
			Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$43	$66	$(23)	(35)%
Fluids	60	55	5	9
Production Optimization	82	68	14	21
Landmark and Other Energy Services	29	(9)	38	NM

Total Energy Services Group	214	180	34	19
Engineering and Construction Group	(15)	(19)	4	21
General corporate	(24)	(19)	(5)	(26)

Operating income	$175	$142	$33	23%

Geographic – Energy Services Group segments only:

Drilling and Formation Evaluation:
North America	$17	$39	$(22)	(56)%
Latin America	5	5	-	-
Europe/Africa	4	11	(7)	(64)
Middle East/Asia	17	11	6	55

Subtotal	43	66	(23)	(35)

Fluids:
North America	31	24	7	29
Latin America	11	12	(1)	(8)
Europe/Africa	11	12	(1)	(8)
Middle East/Asia	7	7	-	-

Subtotal	60	55	5	9

Production Optimization:
North America	47	35	12	34
Latin America	10	15	(5)	(33)
Europe/Africa	4	3	1	33
Middle East/Asia	21	15	6	40

Subtotal	82	68	14	21

Landmark and Other Energy Services:
North America	23	(14)	37	NM
Latin America	4	(9)	13	NM
Europe/Africa	-	6	(6)	NM
Middle East/Asia	2	8	(6)	(75)

Subtotal	29	(9)	38	NM

Total Energy Services Group
operating income	$214	$180	$34	19%

NM – Not Meaningful

The increase in consolidated revenues for the first quarter of 2004 compared to the first quarter of 2003 was largely attributable to activity in our government services projects, primarily work in the Middle East. International revenue was 76% of total revenues in the first quarter of 2004 and 66% of total revenues in the first quarter of 2003, with the increase attributable to our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $2.6 billion, or 47% of total consolidated revenues, for the first quarter of 2004. Revenue from the United States Government during the same period in 2003 represented less than 10% of total consolidated revenues. The consolidated operating income increase in the first quarter of 2004 compared to the first quarter of 2003 was attributable to our government services projects and stronger performance in our Fluids and Production

Optimization segments, largely due to favorable changes in oil prices and rig counts since the first quarter of 2003. During the first quarter of 2004, Iraq-related work contributed approximately $2.1 billion to consolidated revenues and $32 million to consolidated operating income, a 1.5% margin before corporate costs and taxes. Our results, however, were negatively impacted by charges recorded on our Barracuda-Caratinga project of $97 million in the first quarter of 2004 and $55 million in the first quarter of 2003.
Following is a discussion of our results of operations by reportable segment.
Drilling and Formation Evaluation increase in revenue for the first quarter of 2004 compared to the first quarter of 2003 was driven largely by a $40 million increase in logging and perforating service revenue, due primarily to a high land rig count in the United States, large direct sales into China, and new contracts in the Middle East. Drilling services contributed $14 million to the segment revenue increase, with higher revenue in all geographic regions and, most notably, in Norway due to new contract awards, in Russia with large direct sales, and gains in Brazil with our rotary steerables and formation pressure tester. These gains were partially offset by continued softening in the United Kingdom sector of the North Sea. Drill bits revenue increased $9 million, benefiting from increases in United States and Canadian land rig counts. North America revenue increases were partially offset by a decrease in activity in the Gulf of Mexico, where the rig count declined 10% over prior year. All geographic regions returned revenue increases for the segment compared to the first quarter of 2003. International revenue was 75% of total segment revenue in the first quarter of 2004 compared to 71% in the first quarter of 2003.
The decrease in operating income for the segment in the first quarter of 2004 reflects a $36 million pretax gain on the disposition of Mono Pumps in the first quarter of 2003. Offsetting this was improved contribution by logging and perforating services of $14 million to segment operating income, driven largely by higher United States land rig counts and significant cost reductions in Nigeria and Angola. Drill bits operating income more than doubled, in part due to revenue growth across all geographic regions as well as reduced costs subsequent to consolidation of manufacturing facilities in late 2003.
Fluids increase in revenue compared to the first quarter of 2003 was driven by a $46 million increase in revenue from cementing activities, which benefited from increased North America rig counts, new contract awards in Mexico, and pricing improvements. Drilling fluids sales increased $4 million, with a $4 million revenue increase from a new contract in Norway and higher revenue on improvements in United States and Canada rig counts, partially offset by lower activity in the Gulf of Mexico and an unfavorable customer and product mix. The Fluids segment saw revenue increases in all geographic regions. International revenue was 58% of total segment revenue in the first quarter of 2004 compared to 54% in the first quarter of 2003.
The Fluids segment operating income increase compared to the first quarter of 2003 resulted from a cementing services increase of $15 million, partially offset by lower results from drilling fluids of $12 million. The increase in cementing results occurred predominantly in North America due to increased land rig activity in the United States and Canada, increased efficiencies with pump utilization, and pricing improvements. The decline in Gulf of Mexico activity continued to negatively impact results in both cementing services and drilling fluids.
Production Optimization increase in revenue compared to the first quarter of 2003 was mainly attributable to production enhancement services, which increased revenue by $76 million. This was driven by increased land rig activity in North America, primarily related to fracturing services and new hydraulic workover services and pipeline and process services in Algeria, Gabon, Italy, and Norway. Sales of tools and testing services contributed an increase of $8 million to segment revenue and completion products and services contributed an increase of $4 million. Segment revenue for the first quarter of 2004 was negatively impacted by reduced utilization of workover vessels in offshore Nigeria and by $9 million compared to the first quarter of 2003 due to the sale of Halliburton Measurement Systems in May 2003. International revenue was 56% of total segment revenue in the first quarter of 2004 compared to 54% in the first quarter of 2003.

The increase in operating income for the segment compared to the first quarter of 2003 was primarily driven by production enhancement services, which improved results by $22 million, largely derived from greater rig activity, increased utilization, and improved pricing in the United States. Improved tools and testing services sales contributed $2 million to increased segment operating income, while completion products and services results decreased $7 million compared to the first quarter of 2003, mostly due to soft activity in the deepwater Gulf of Mexico coupled with lower margins in Middle East/Asia. The first quarter of 2004 segment operating income also included a $3 million increase in equity losses from our Subsea 7 joint venture.
Landmark and Other Energy Services increase in revenue compared to the first quarter of 2003 was attributable to growth in software and consulting sales from Landmark Graphics, primarily in India, Indonesia, and Latin America, and higher revenue in integrated solutions services due to strong commodity prices. Segment revenue was negatively impacted by the absence of Wellstream, which was sold in March 2003 and contributed $11 million to segment revenue in the first quarter of 2003. International revenue was 66% of total segment revenue in both the first quarter of 2004 and the first quarter of 2003.
Segment operating income increased $38 million from a loss position in the first quarter of 2003. Contributing to this increase was a $15 million pretax loss on the disposition of Wellstream in the first quarter of 2003, a $13 million release of legal liability accruals in the first quarter of 2004 pertaining to the April 2004 settlement in the Anglo-Dutch (Tenge) litigation, and increased operating income in integrated solutions services due to flow-through of strong commodity prices.
Engineering and Construction Group increase in revenue compared to the first quarter of 2003 was due primarily to $2.4 billion in government-related activities, of which $2.1 billion was predominantly in the Middle East. In addition, segment revenue increased $96 million from progress on refining and gas projects in Canada and Algeria, as well as from upstream operations and maintenance projects. Partially offsetting the increases were lower revenues of $136 million earned on an offshore project in Indonesia, refining projects in the United States, and a hydrocarbon plant in Belgium which is close to completion.
Engineering and Construction Group posted an operating loss of $15 million in the first quarter of 2004 compared to a $19 million loss in the first quarter of 2003. First quarter of 2004 operating results included a $97 million pretax loss on the Barracuda-Caratinga project, which was partially offset by improved results on government-related projects of $46 million and, to a lesser extent, higher contribution of $14 million from refining and gas projects in Canada, Nigeria, and Egypt, and upstream operations and maintenance projects. Included in the first quarter of 2003 results were a $55 million pretax loss on the Barracuda-Caratinga project in Brazil and income on the Alice Springs to Darwin rail project in Australia, which was completed in December 2003.
General corporate expenses were $24 million in the first quarter of 2004 compared to $19 million in the same period of 2003. The increase was primarily attributable to Sarbanes-Oxley compliance expenses and increased spending on media relations and professional fees.

NONOPERATING ITEMS

Interest expense increased $29 million in the first quarter of 2004 compared to the first quarter of 2003, due primarily to interest on $1.2 billion convertible notes issued in June 2003, $1.05 billion senior floating and fixed notes issued in October 2003, and $500 million senior floating rate notes issued in January 2004.
Foreign currency losses, net for the first quarter of 2004 were $3 million compared to $6 million for the same period of 2003. The improvement is primarily attributable to reduced foreign exchange losses in Brazil and Mexico.
Other, net in the first quarter of 2004 primarily reflects a $6 million pretax gain on the sale of our remaining shares of National Oilwell, Inc. common stock received in the January 2003 disposition of Mono Pumps.

Provision for income taxes of $49 million resulted in an effective tax rate of approximately 37% in the first quarter of 2004, compared to an effective tax rate of approximately 43% in the first quarter of 2003. The higher tax rate for the first quarter of 2003 was mostly the result of the effects on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream during that quarter. These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.
Loss from discontinued operations, net of tax in the first quarter of 2004 includesda $190 million pretax charge for the March 31, 2004 revaluation of the 59.5 million shares of Halliburton common stock to be contributed to the asbestos and silica claimant trusts as part of the proposed settlement. The remaining $10 million consisted of professional and administrative fees related to various aspects of the proposed asbestos and silica settlement.
Cumulative effect of change in accounting principle, net in the first quarter of 2003 was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations.”

OFF BALANCE SHEET RISK

Our accounts receivable securitization facility was renewed for another year in April of 2004 and the facility limit was reduced from $400 million to $300 million. The amount of undivided interests which can be sold under the facility varies, but was approximately $230 million during the first quarter of 2004. The total amount outstanding under this facility was zero as of March 31, 2004.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:
-  the Comprehensive Environmental Response, Compensation, and Liability Act;
-  the Resources Conservation and Recovery Act;
-  the Clean Air Act;
-  the Federal Water Pollution Control Act; and
-  the Toxic Substances Control Act.
In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $32 million as of March 31, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability. As of March 31, 2004, those 10 sites accounted for approximately $6 million of our total $32 million liability.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “anticipates,” “do not anticipate,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q, and 8-K filed with the United States Securities and Exchange Commission. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations, including risks relating to:

Asbestos and Silica Liability
Our ability to complete our proposed settlement and plan of reorganization
As contemplated by our proposed settlement of asbestos and silica personal injury claims, DII Industries, Kellogg Brown & Root, and our other affected subsidiaries (collectively referred to herein as Debtors) filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. Although the Debtors have filed Chapter 11 proceedings and we are proceeding with the proposed settlement, completion of the settlement remains subject to several conditions, including the requirements that the bankruptcy court confirm the plan of reorganization and the federal district court affirm such confirmation, and that the bankruptcy court and federal district court orders become final and nonappealable. Completion of the proposed settlement is also conditioned on continued availability of financing on terms acceptable to us in order to allow us to fund the cash amounts to be paid in the settlement. There can be no assurance that such conditions will be met.
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
The bankruptcy court presiding over the Chapter 11 proceedings has scheduled a hearing on confirmation of the proposed plan of reorganization for May 10 through 12, 2004. Some of the insurance carriers of DII Industries and Kellogg Brown & Root have filed various motions in and objections to the Chapter 11 proceedings in an attempt to seek dismissal of the Chapter 11 proceedings or to delay the proposed plan of reorganization. The motions and objections filed by the insurance carriers include a request that the court grant the insurers standing in the Chapter 11 proceedings to be heard on a wide range of matters, a motion to dismiss the Chapter 11 proceedings, and a motion objecting to the proposed legal representative for future asbestos and silica claimants. On February 11, 2004, the bankruptcy court presiding over the Chapter 11 proceedings issued a ruling holding that the insurance carriers lack standing to bring motions seeking to dismiss the prepackaged plan of reorganization and denying standing to the insurance carriers to object to the appointment of the proposed legal representative for future asbestos and silica claimants. Notwithstanding the bankruptcy court ruling, we expect the insurance carriers to object to confirmation of the prepackaged plan of reorganization. In addition, we believe that these insurance carriers will take additional steps to prevent or delay confirmation of a plan of reorganization, including appealing the rulings of the bankruptcy court, and there can be no assurance that the insurance carriers would not be successful or that such efforts would not result in delays in the reorganization process. There can be no assurance that we will obtain the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us.
Effect of inability to complete a plan of reorganization
If the currently proposed plan of reorganization is not confirmed by the bankruptcy court and the Chapter 11 proceedings are not dismissed, the Debtors could propose an alternative plan of reorganization. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action, while that company attempts to negotiate and confirm a plan of reorganization with its creditors. If the Debtors are unsuccessful in obtaining confirmation of the currently proposed plan of reorganization or an alternative plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings. In the event of a liquidation of the Debtors, Halliburton could lose its controlling interest in DII Industries and Kellogg Brown & Root. Moreover, if the plan of reorganization is not confirmed and the Debtors have insufficient assets to pay the creditors, Halliburton’s assets could be drawn into the liquidation proceedings because Halliburton guarantees certain of the Debtors’ obligations.
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
There can be no assurance that our financial condition and results of operations, our stock price, or our debt ratings would not be materially and adversely affected in the absence of a completed plan of reorganization.
Proposed federal legislation may affect our liability and agreements
We understand that the United States Congress may consider adopting legislation that would set up a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. It is also possible that our level of participation in and contribution to a national trust could be greater than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liabilities.
It is a condition to the effectiveness of our settlement with Equitas that no law shall be passed by the United States Congress that relates to, regulates, limits, or controls the prosecution of asbestos claims in United States state or federal courts or any other forum. If national asbestos litigation legislation is passed by the United States Congress on or before January 5, 2005, we would not receive the $575 million in cash provided by the Equitas settlement, but we would retain the rights we currently have against our insurance carriers.
Possible remaining asbestos and silica exposure
Our proposed settlement of asbestos and silica claims includes asbestos and silica personal injury claims against DII Industries, Kellogg Brown & Root, and their current and former subsidiaries, as well as Halliburton and its subsidiaries and the predecessors and successors of them. However, the proposed settlement is subject to bankruptcy court approval as well as federal district court confirmation. No assurance can be given that the court reviewing and approving the plan of reorganization that is being used to implement the proposed settlement will grant relief as broad as contemplated by the proposed settlement.
In addition, a Chapter 11 proceeding and injunctions under Sections 524(g) and 105 of the Bankruptcy Code may not apply to protect against all asbestos and silica claims. For example, while we have historically not received a significant number of claims outside the United States, any such future claims would be subject to the applicable legal system of the jurisdiction where the claim was made. In addition, the Section 524(g) injunction would not apply to some claims under worker’s compensation arrangements. Although we do not believe that we have material exposure to foreign or worker’s compensation claims, there can be no assurance that material claims would not be made in the future. Further, to our knowledge, the constitutionality of an injunction under Section 524(g) of the Bankruptcy Code has not been tested in a court of law. We can provide no assurance that, if the constitutionality is challenged, the injunction would be upheld. In addition, although we would have other significant affirmative defenses, the injunctions issued under the Bankruptcy Code may not cover all silica personal injury claims arising as a result of future silica exposure. Moreover, the proposed settlement does not resolve claims for property damage as a result of materials containing asbestos. Accordingly, although we have historically received no such claims, claims could still be made as to damage to property or property value as a result of asbestos-containing products having been used in a particular property or structure.
Insurance recoveries
We have substantial insurance intended to reimburse us for portions of the costs incurred in defending asbestos and silica claims and amounts paid to settle claims and to satisfy court judgments. We had $2 billion in probable insurance recoveries accrued as of March 31, 2004. We may be unable to recover, or we may be delayed in recovering, insurance reimbursements in the amounts accrued to cover a part of the costs incurred in defending asbestos and silica claims and amounts paid to settle claims or as a result of court judgments due to, among other things:

-  the inability or unwillingness of insurers to timely reimburse for claims in the future;
-  disputes as to documentation requirements for DII Industries, Kellogg Brown & Root, or other subsidiaries in order to recover claims paid;
-  the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company, Federal Mogul Products, Inc., or others;
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
Effect of Chapter 11 proceedings on our business and operations
Because Halliburton’s financial condition and its results of operations depend on distributions from its subsidiaries, the Chapter 11 filing of some of them, including DII Industries and Kellogg Brown & Root, may have a negative impact on Halliburton’s cash flow and distributions from those subsidiaries. These subsidiaries will not be able to make distributions to Halliburton during the Chapter 11 proceedings without court approval. The Chapter 11 proceedings may also hinder the subsidiaries’ ability to take actions in the ordinary course. In addition, the Chapter 11 filing could materially and adversely affect the ability of our subsidiaries in Chapter 11 proceedings to obtain new orders from current or prospective customers. As a result of the Chapter 11 proceedings, some current and prospective customers, suppliers, and other vendors may assume that our subsidiaries are financially weak and will be unable to honor obligations, making those customers, suppliers, and other vendors reluctant to do business with our subsidiaries. In particular, some governments may be unwilling to conduct business with a subsidiary in Chapter 11 or having recently filed a Chapter 11 proceeding. The Chapter 11 proceedings also could materially and adversely affect the subsidiaries’ ability to negotiate favorable terms with customers, suppliers, and other vendors. DII Industries’ and Kellogg Brown & Root’s financial condition and results of operations could be materially and adversely affected if they cannot attract customers, suppliers, and other vendors or obtain favorable terms from customers, suppliers, or other vendors. Consequently, our financial condition and results of operations could be materially and adversely affected.
Further, prolonged Chapter 11 proceedings could materially and adversely affect the relationship that DII Industries, Kellogg Brown & Root, and their subsidiaries involved in the Chapter 11 proceedings have with their customers, suppliers, and employees, which in turn could materially and adversely affect their competitive positions, financial conditions, and results of operations. A weakening of their financial conditions and results of operations could materially and adversely affect their ability to implement the plan of reorganization.

Legal Matters
SEC investigation
We are currently the subject of a formal investigation by the SEC, which we believe is focused on the accuracy, adequacy, and timing of our disclosure of the change in our accounting practice for revenue associated with estimated cost overruns and unapproved claims for specific long-term engineering and construction projects. The resolution of this investigation could have a material adverse effect on us and result in:
-  the institution of administrative, civil, or injunctive proceedings;
-  sanctions and the payment of fines and penalties; and
-  increased review and scrutiny of us by regulatory authorities, the media, and others.
Audits and inquiries about government contracts work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $2.1 billion in the first quarter of 2004 and approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA), and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have been advised by the Criminal Division of the United States Department of Justice that it may also investigate this matter. If criminal wrongdoing is found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conduct our own investigation into the matter.  We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
   During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe these issues raised by the DCAA are issues of contractual interpretation and not issues that relate to our internal controls over financial reporting. In 2003, we took two actions in response to the issues raised by the DCAA. First, we temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA, and the Army Materiel Command could agree on a process to be used for invoicing for food services. We recognized revenues and related costs associated with these services, and the $36 million was reflected in “Notes and accounts receivable” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. Second, we did not submit $141 million of additional food services invoices pending an internal review regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount was our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We recognized revenues and related costs associated with these services, and the $141 million was reflected in “Unbilled work on uncompleted contracts” in our March 31, 2004 and December 31, 2003 condensed consolidated balance sheets. In the first quarter of 2004, our internal procurement team completed an analysis of all our dining facilities and administration centers (DFACs) in our Iraq and Kuwait areas of operation. Based upon the results of our analysis, we have billed the United States government for the $141 million in invoices for food services we voluntarily withheld, we are paying subcontractor invoices, and we are attempting to resolve the previously billed $36 million for related services. It is likely the DCAA may recommend that some portion of these payments be withheld for our services until its audits are complete. Even if this occurs, we believe we ultimately will be reimbursed.
During the first quarter of 2004, the Army Materiel Command issued a mandate that could cause it to withhold 15% from all our invoices paid after March 31, 2004 until our task orders under the LogCAP III contract are definitized. The Army Materiel Command has now extended this period to June 15, 2004. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity, as the withholding is temporary and ends once the definitization process is complete.
All of these matters are still under review by the applicable government agencies. Additional review and allegations are possible, and the dollar amounts at issue could change significantly. We could also be subject to future DCAA inquiries for other services we provide in Iraq under the current LogCAP contract or the RIO contract. For example, as a result of an increase in the level of work performed in Iraq or the DCAA’s review of additional aspects of our services performed in Iraq, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
To the extent we or our subcontractors make mistakes in our government contract operations, even if unintentional, insignificant, or subsequently self-reported to the applicable government agency, we will likely be subject to intense scrutiny. Some of this scrutiny is a result of the Vice President of the United States being a former chief executive officer of Halliburton. This scrutiny has recently centered on our government contracts work, especially in Iraq and the Middle East. In part because of the heightened level of scrutiny under which we operate, audit issues between us and government auditors like the DCAA or the inspector general of the Department of Defense may arise and are more likely to become public. We could be asked to reimburse payments made to us that are determined to be in excess of those allowed by the applicable contract, or we could agree to delay billing for an indefinite period of time for work we have performed until any billing and cost issues are resolved. Our ability to secure future government contracts business or renewals of current government contracts business in the Middle East or elsewhere could be materially and adversely affected. In addition, we may be required to expend a significant amount of resources explaining and/or defending actions we have taken under our government contracts.
Nigerian joint venture. A French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multibillion dollar gas liquefaction complex and related facilities at Bonny Island, in Rivers State, Nigeria. Recently, it has been reported in the French press that the magistrate has officially placed an agent of TSKJ under investigation for corruption of a foreign public official. We have received no formal notification, and do not possess enough facts to speculate whether an indictment of the agent will follow. TSKJ and other similarly owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the United States government’s inquiries and will make its employees available for testimony. As of March 31, 2004, we had not accrued any amounts related to this investigation. Halliburton’s own internal investigation of these matters is ongoing.
Office of Foreign Assets Control inquiry
We have a Cayman Islands subsidiary with operations in Iran, and other European subsidiaries that manufacture goods destined for Iran and/or render services in Iran. The United States imposes trade restrictions and economic embargoes that prohibit United States incorporated entities and United States citizens and residents from engaging in commercial, financial, or trade transactions with some foreign countries, including Iran, unless authorized by the Office of Foreign Assets Control (OFAC), of the United States Treasury Department or exempted by statute.
We received and responded to an inquiry in mid-2001 from OFAC with respect to the operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004, and have not received any further questions to date. As of March 31, 2004, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in full compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies.
We have been asked to and could be required to respond to other questions and inquiries about operations in countries with trade restrictions and economic embargoes.

Liquidity
Working capital requirements related to Iraq work
We expect a general decline in our working capital requirements during the second half of the year, primarily due to the transfer of the civilian fuel delivery work to the Defense Energy Support Center, the completion of the RIO I project, and the leveling off of the LogCAP III project work after the initial ramp-up in 2003. As described in “Legal Matters - Audits and inquiries about government contracts work” above, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA’s review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
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
-  a master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 filing; and
-  a $700 million three-year revolving credit facility for general working capital purposes, which matures in October 2006.
Although the master letter of credit facility and the $700 million revolving credit facility are now effective, there are a number of conditions that must be met before the delayed-draw term facility will become effective and available for our use, including bankruptcy court approval and federal district court confirmation of the plan of reorganization. Moreover, these facilities are only available for limited periods of time: advances under our master letter of credit facility are available until the earlier of June 30, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable, and our delayed-draw term facility currently expires on June 30, 2004 if not drawn by that time. At this time, we do not plan to renew this facility beyond June 30, 2004. As a result, if the Debtors are delayed in completing the plan of reorganization, these credit facilities may not provide us with the necessary financing to complete the proposed settlement. Additionally, there may be other conditions to funding that we may be unable to satisfy. In such circumstances, we would be unable to complete the proposed settlement if replacement financing were not available on acceptable terms.
In addition, we experience increased working capital requirements from time to time associated with our business. An increased demand for working capital could affect our liquidity needs and could impair our ability to finance the proposed settlement on acceptable terms.
Letters of credit
We entered into a master letter of credit facility in the fourth quarter of 2003 that is intended to replace any cash collateralization rights of issuers of substantially all our existing letters of credit during the pendency of the Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other filing subsidiaries. The master letter of credit facility is now in effect and governs at least 90% of the face amount of our existing letters of credit.
Under the master letter of credit facility, if any letters of credit that are covered by the facility are drawn on or before June 30, 2004, the facility will provide the cash needed for such draws, as well as for any collateral or reimbursement obligations in respect thereof, with any such borrowings being converted into term loans. However, with respect to the letters of credit that are not subject to the master letter of credit facility, we could be subject to reimbursement and cash collateral obligations. In addition, if an order confirming our proposed plan of reorganization has not become final and nonappealable by June 30, 2004 and we are unable to negotiate a renewal or extension of the master letter of credit facility, the letters of credit that are now governed by that facility will be governed by the arrangements with the banks that existed prior to the effectiveness of the facility. In many cases, those pre-existing arrangements impose reimbursement and/or cash collateral obligations on us and/or our subsidiaries. We currently expect to extend the Master LC Facility to allow advances until December 31, 2004.
Uncertainty may also hinder our ability to access new letters of credit in the future. This could impede our liquidity and/or our ability to conduct normal operations.
Credit ratings
In December 2003, Moody’s Investors Service confirmed our ratings with a positive outlook and Standard & Poor’s revised its credit watch listing for us from “negative” to “developing” in response to our announcement that DII Industries, Kellogg Brown & Root, and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement.

Investment grade ratings are BBB- or higher for Standard & Poor’s and Baa3 or higher for Moody’s Investors Service. Our current ratings are one level above BBB- on Standard & Poor’s and one level above Baa3 on Moody’s Investors Service.
If our debt ratings fall below investment grade, we will be required to provide additional collateral to secure our new master letter of credit facility and our new revolving credit facility. With respect to the outstanding letters of credit that are not subject to the new master letter of credit facility, we may be in technical breach of the bank agreements governing those letters of credit and we may be required to reimburse the bank for any draws or provide cash collateral to secure those letters of credit. In addition, if an order confirming our proposed plan of reorganization has not become final and nonappealable by June 30, 2004 and we are unable to negotiate a renewal or extension of the terms of the master letter of credit facility, advances under our master letter of credit facility will no longer be available and will no longer override the reimbursement, cash collateral or other agreements or arrangements relating to any of the letters of credit that existed prior to the effectiveness of the master letter of credit facility. In that event, we may be required to provide reimbursement for any draws or cash collateral to secure our or our subsidiaries’ obligations under arrangements in place prior to our entering into the master letter of credit facility.
In addition, our elective deferral compensation plan has a provision which states that if the Standard & Poor’s credit rating falls below BBB, the amounts credited to participants’ accounts will be paid to participants in a lump sum within 45 days. At March 31, 2004, this amount was approximately $52 million.
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
Our operations in countries other than the United States accounted for approximately 76% of our consolidated revenues during the first quarter of 2004 and 73% of our consolidated revenues during 2003. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
-  expropriation and nationalization of our assets in that country;
-  political and economic instability;
-  social unrest, acts of terrorism, force majeure, war, or other armed conflict;
-  inflation;
-  currency fluctuations, devaluations, and conversion restrictions;
-  confiscatory taxation or other adverse tax policies;
-  governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;
-  governmental activities that may result in the deprivation of contract rights; and

-  trade restrictions and economic embargoes imposed by the United States and other countries, including current restrictions on our ability to provide products and services to Iran, which is a significant producer of oil and gas.
Due to the unsettled political conditions in many oil producing countries and countries in which we provide governmental logistical support, our revenues and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Argentina, Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. For example, continued economic unrest in Venezuela, as well as the social, economic, and political climate in Nigeria, could affect our business and operations in these countries. In addition, military action or continued unrest in the Middle East could impact the demand and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.
Military Action, Other Armed Conflicts, or Terrorist Attacks
Military action in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the war with and ongoing military action in Iraq, such as acts of terrorism in the United States or elsewhere, could materially and adversely affect us in ways we cannot predict at this time.
Taxation
We have operations in more than 100 countries other than the United States and as a result are subject to taxation in many jurisdictions. Therefore, the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates, and related entities are routinely examined by foreign tax authorities. These tax examinations may result in assessments of additional taxes or penalties or both. Additionally, new taxes, such as the proposed excise tax in the United States targeted at heavy equipment of the type we own and use in our operations, could negatively affect our results of operations.
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
We do business in countries that have nontraded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.
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
Demand for our products and services is particularly sensitive to the level of development, production, and exploration activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development, and production activity, often reflected as changes in rig counts. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products that could have a material adverse effect on our revenues and profitability. Factors affecting the prices of oil and natural gas include:
-  governmental regulations;
-  global weather conditions;
-  worldwide political, military, and economic conditions, including the ability of OPEC to set and maintain production levels and prices for oil;
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
Barracuda-Caratinga Project
   See Note 3 to the condensed consolidated financial statements for a discussion of this project and the new April 2004 agreement in principle and “Fixed-Price Engineering and Construction Projects” below.
If the April 2004 agreement in principle between us and Petrobras is not implemented, we would remain subject to the November 2003 agreements which provide that the project owner agreed to:
-  pay $69 million to settle a portion of our claims, thereby reducing the amount of probable unapproved claims to $114 million; and
-  extend the original project completion dates and other milestone dates, reducing our exposure to liquidated damages.

In addition, we would remain subject to the following risks:
   Unapproved Claims. We have asserted claims for compensation substantially in excess of the $114 million of probable unapproved claims, as well as claims for additional time to complete the project before liquidated damages become applicable. The project owner and Petrobras have asserted claims against us that are in addition to the project owner’s potential claims for liquidated damages. In the November 2003 agreements, the parties have agreed to arbitrate these remaining disputed claims. In addition, we have agreed to cap our financial recovery to a maximum of $375 million, and the project owner and Petrobras have agreed to cap their recovery to a maximum of $380 million plus liquidated damages.
   Liquidated Damages. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. We expect that the Barracuda vessel will likely be completed in April 2005, and the Caratinga vessel will likely be completed in June 2005. However, there can be no assurance that further delays will not occur. In the event that any portion of the delay is determined to be attributable to us and any phase of the project is completed after the milestone dates specified in the contract, we could be required to pay liquidated damages. These damages were initially calculated on an escalating basis rising ultimately to approximately $1 million per day of delay caused by us, subject to a total cap on liquidated damages of 10% of the final contract amount, yielding a cap of approximately $272 million as of March 31, 2004.
   Under the November 2003 agreements, the project owner granted an extension of time to the original completion dates and other milestone dates that average approximately 12 months. In addition, the project owner agreed to delay any attempt to assess the original liquidated damages against us for project delays beyond 12 months and up to 18 months and delay any drawing of letters of credit with respect to such liquidated damages until the earliest of December 7, 2004, the completion of any arbitration proceedings or the resolution of all claims between the project owner and us. Although the November 2003 agreements do not delay the drawing of letters of credit for liquidated damages for delays beyond 18 months, our master letter of credit facility will provide funding for any such draw while it is in effect. The November 2003 agreements also provide for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule. That amount is subject to the total cap on liquidated damages of 10% of the final contract amount. Based upon the November 2003 agreements and our most recent estimates of project completion dates, which are April 2005 for the Barracuda vessel and June 2005 for the Caratinga vessel, we estimate that if we were to be completely unsuccessful in our claims for additional time, we would be obligated to pay approximately $90 million in liquidated damages. We have not accrued for this exposure because we consider the imposition of such liquidated damages to be unlikely.
   Value added taxes. On December 16, 2003, the State of Rio de Janeiro issued a decree recognizing that Petrobras is entitled to a credit for the value added taxes paid on the project. The decree also provided that value added taxes that may have become due on the project, but which had not yet been paid could be paid in January 2004 without penalty or interest. In response to the decree, Petrobras agreed to:
-  directly pay the value added taxes due on all imports on the project (including Petrobras’ January 2004 payment of approximately $150 million); and
-  reimburse us for value added taxes paid on local purchases, of which approximately $100 million will become due during 2004.
Since the credit to Petrobras for these value added taxes is on a delayed basis, the issue of whether we must bear the cost of money for the period from payment by Petrobras until receipt of the credit has not been determined.
   The validity of the December 2003 decree has now been challenged in court in Brazil. Our legal advisers in Brazil believe that the decree will be upheld. If it is overturned or rescinded, or the Petrobras credits are lost for any other reason not due to Petrobras, the issue of who must ultimately bear the cost of the value added taxes will have to be determined based upon the law prior to the December 2003 decree. We believe that the value added taxes are reimbursable under the contract and prior law, but, until the December 2003 decree was issued, Petrobras and the project owner had been contesting the reimbursability of up to $227 million of value added taxes. There can be no assurance that we will not be required to pay all or a portion of these value added taxes. In addition, penalties and interest of $40 million to $100 million could be due if the December 2003 decree is invalidated. We have not accrued any amounts for these taxes, penalties, or interest.
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
-  the consolidation of our customers, which has:
-  caused customers to reduce their capital spending, which has in turn reduced the demand for our services and products; and
-  resulted in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects;
-  adverse developments in the business and operations of our customers in the oil and gas industry, including write-downs of reserves and reductions in capital spending for exploration, development, production, processing, refining, and pipeline delivery networks; and
-  ability of our customers to timely pay the amounts due us.
Customers
Both our Energy Services Group and KBR depend on a limited number of significant customers. While, except for the United States Government, none of these customers represented more than 10% of consolidated revenues in any period presented, the loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.
Acquisitions, Dispositions, Investments, and Joint Ventures
We may actively seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments or contractual arrangements or joint ventures. These transactions would be intended to result in the realization of savings, the creation of efficiencies, the generation of cash or income, or the reduction of risk. Acquisition transactions may be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our consolidated results of operations.
These transactions also involve risks and we cannot assure you that:
-  any acquisitions would result in an increase in income;
-  any acquisitions would be successfully integrated into our operations;
-  any disposition would not result in decreased earnings, revenue, or cash flow;
-  any dispositions, investments, acquisitions, or integrations would not divert management resources; or

-  any dispositions, investments, acquisitions, or integrations would not have a material adverse effect on our results of operations or financial condition.
We conduct some operations through joint ventures, where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners. These factors could potentially materially and adversely affect the business and operations of the joint venture and, in turn, our business and operations.
Fixed-Price Engineering and Construction Projects
We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price (or lump-sum) contracts accounting for approximately 10% of KBR’s revenue for the first quarter of 2004 and 24% for the year ended December 31, 2003. We bear the risk of cost overruns, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the timeframe and costs committed, could have a material adverse effect on our business, results of operations, and financial condition.
Environmental Requirements
Our businesses are subject to a variety of environmental and other similar laws, rules, and regulations in the United States and other countries, including those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also use radioactive and explosive materials in certain of our operations. Environmental requirements include, for example, those concerning:
-  the containment and disposal of hazardous substances, oilfield waste, and other waste materials;
-  the importation and use of radioactive materials;
-  the use of underground storage tanks; and
-  the use of underground injection wells.
Environmental and other similar requirements generally are becoming increasingly strict. Sanctions for failure to comply with these requirements, many of which may be applied retroactively, may include:
-  administrative, civil, and criminal penalties;
-  revocation of permits to conduct business; and
-  corrective action orders, including orders to investigate and/or clean up contamination.
Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our consolidated financial condition. We are also exposed to costs arising from environmental compliance, including compliance with changes in or expansion of environmental requirements, such as the potential regulation in the United States of our Energy Services Group’s hydraulic fracturing services and products as underground injection, which could have a material adverse effect on our business, financial condition, operating results, or cash flows.
We are exposed to claims under environmental requirements and, from time to time, such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our consolidated results of operations.

Changes in environmental requirements may negatively impact demand for our services. For example, activity by oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). Such a decline, in turn, could have a material adverse effect on us.
Intellectual Property Rights
We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.
Technology
The market for our products and services is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive and our business and revenue could be materially and adversely affected.
Systems
Our business could be materially and adversely affected by problems encountered in the installation of a new financial system to replace the current systems for our Engineering and Construction Group.
Technical Personnel
Many of the services that we provide and the products that we sell are complex and highly engineered and often must perform or be performed in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize, and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and our growth potential could be impaired.
Weather
Our business could be materially and adversely affected by severe weather, particularly in the Gulf of Mexico where we have significant operations. Repercussions of severe weather conditions may include:
-  evacuation of personnel and curtailment of services;
-  weather-related damage to offshore drilling rigs resulting in suspension of operations;
-  weather-related damage to our facilities;
-  inability to deliver materials to jobsites in accordance with contract schedules; and
-  loss of productivity.
Because demand for natural gas in the United States drives a disproportionate amount of our Energy Services Group’s United States business, warmer than normal winters in the United States are detrimental to the demand for our services to gas producers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial instrument market risk from changes in foreign currency exchange rates, interest rates, and, to a limited extent, commodity prices. We selectively manage these exposures through the use of derivative instruments to mitigate our market risk from these exposures. The objective of our risk management is to protect our cash flows related to sales or purchases of goods or services from market fluctuations in currency rates. Our use of derivative instruments includes the following types of market risk:
-  volatility of the currency rates;
-  time horizon of the derivative instruments;
-  market cycles; and
-  the type of derivative instruments used.
In the first quarter of 2004, we entered into derivative instruments, including put options, swaps, and collared options, as cash flow hedges against price variability of oil and natural gas. At March 31, 2004, the fair value of these instruments was not material.
We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
   As explained in more detail in our 2003 Form 10-K (as amended) in the fourth quarter of 2003 we concluded that our existing infrastructure for our LogCAP and RIO contracts to support activities in Iraq was being strained.  In order to strengthen our control environment for these contracts, during the fourth quarter of 2003 we initiated certain improvements and continued the operation of these improvements during 2004, including:
                   -  continuing to strengthen the procurement management for government operations within KBR;
                   -  continuing to add procurement resources;
                   -  continuing to support a task force to assist on procurement processes and documentation;
                   -  continuing to reinforce requirements and add resources to materials management and property control reconciliations;
                   -  continuing to reinforce requirements and add resources related to reconciliation of bank and petty cash accounts; and
                   -  continuing to reinforce procedures for identification of and accounting for accruals for goods and services received but not invoiced.
There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 10, 11, and 12 to the condensed consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs (b)

January 1-31	98,176	$26.87	-	-
February 1-29	9,807	$25.08	-	-
March 1-31	26,882	$30.75	-	-

Total	134,865	$27.51	-	22,385,700

(a)   All of the shares repurchased during the three-month period ended March 31, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common stock.
(b)   On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares of our common stock.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2004.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	4.1
Third Supplemental Indenture dated as of January 26, 2004 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003 and the Second Supplemental Indenture dated as of December 15, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Registration Statement on Form S-4, Registration No. 333-112977).

	4.2	Form of Senior Notes due 2007 (included as Exhibit A to Exhibit 4.1 above).

	4.3
Registration Rights Agreement dated as of January 26, 2004 among Halliburton and J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Goldman, Sachs & Co., as representatives of the several Purchasers named in Schedule I of the Purchase Agreement dated as of January 21, 2004 (incorporated by reference to Exhibit 4.4 to Halliburton’s Registration Statement on Form S-4, Registration No. 333-112977).

*	12	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed with this Form 10-Q
	**	Furnished with this Form 10-Q

(b)  Reports on Form 8-K:

Date Filed	Date of Earliest Event	Description of Event

During the first quarter of 2004:

January 22, 2004	January 21, 2004	Item 9. Regulation FD Disclosure for a press release announcing the pricing of $500 million of senior notes in a private offering.

January 23, 2004	January 21, 2004	Item 9. Regulation FD Disclosure to provide information relating to the January 21, 2004 offering of $500 million of senior notes.

January 26, 2004	January 23, 2004	Item 9. Regulation FD Disclosure for a press release announcing a credit to the United States government of $6.3 million for potential overbilling until an investigation is complete.

January 26, 2004	January 23, 2004
Item 9. Regulation FD Disclosure for a press release announcing the restructuring of two joint venture companies, Enventure Global Technologies LLC and WellDynamics B.V., between Halliburton Energy Services and Shell Technology Ventures.

January 26, 2004	January 22, 2004
Item 9. Regulation FD Disclosure for a press release announcing the award of two contracts from the United States government through a full and fair competitive bidding process. The terms and conditions of the contracts are reviewed.

January 29, 2004	January 28, 2004	Item 9. Regulation FD Disclosure for a press release announcing the comprehensive agreement reached to settle asbestos insurance claims with Equitas.

January 30, 2004	January 29, 2004	Item 12. Disclosure of Results of Operations and Financial Condition for a press release announcing the 2003 fourth quarter results.

February 2, 2004	February 2, 2004	Item 9. Regulation FD Disclosure for a press release announcing the company is working with the United States Government to improve estimates on meal preparations for troops.

February 11, 2004	February 6, 2004	Item 9. Regulation FD Disclosure to provide information disclosed in Amendment No. 1 to Halliburton’s Registration Statement on Form S-3.

Date Filed	Date of Earliest Event	Description of Event

During the first quarter of 2004 (continued):

February 12, 2004	February 11, 2004
Item 5. Other Events for a press release announcing a bankruptcy court ruling that insurers lack standing to bring motions seeking to dismiss the prepackaged Chapter 11 reorganization cases filed by DII Industries, Kellogg Brown & Root, and other affected subsidiaries of Halliburton.

February 19, 2004	February 16, 2004
Item 5. Other Events to report suspension by Kellogg Brown & Root of $140.8 million of subcontractor invoices to the Army Materiel Command relating to food services provided in Iraq and Kuwait, until an internal review is completed.

Item 9. Regulation FD Disclosure for a press release reporting voluntary suspension of certain invoicing of subcontractor services for meal planning, food purchase, and meal preparation for United States troops in Iraq and Kuwait.

February 19, 2004	February 18, 2004	Item 9. Regulation FD Disclosure for a press release announcing a 2004 first quarter dividend and scheduling of the annual shareholders’ meeting on May 19, 2004.

February 25, 2004	February 24, 2004	Item 9. Regulation FD Disclosure for a press release reporting that Kellogg Brown & Root delivered fuel to Iraq at the best value, price, and terms.

March 1, 2004	February 27, 2004	Item 9. Regulation FD Disclosure for a press release responding to news reports on an internal document related to contracts with the United States government.

March 11, 2004	March 11, 2004	Item 9. Regulation FD Disclosure for a press release responding to incomplete information presented to Congressional Democrats regarding KBR’s work on government contracts in the Middle East.

March 19, 2004	March 18, 2004	Item 9. Regulation FD Disclosure for a press release announcing that an investor conference call was held on March 12, 2004.

March 19, 2004	March 18, 2004	Item 9. Regulation FD Disclosure for a press release describing how Halliburton has improved the lives of soldiers and Iraqis.

Date Filed	Date of Earliest Event	Description of Event

During the first quarter of 2004 (continued):

March 19, 2004	March 19, 2004
Item 5. Other Events to report correspondence received from the Department of the Army informing us that they will begin withholding payment on 15% of undefinitized task invoices under the LogCAP contract beginning April 30, 2004.

March 22, 2004	March 19, 2004	Item 9. Regulation FD Disclosure for a press release announcing KBR and the Army Materiel Command have agreed to a timetable to resolve billing withholds.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

Date: May 7, 2004	By:	/s/ C. Christopher Gaut

C. Christopher Gaut
Executive Vice President and Chief Financial Officer

By:	/s/ Mark A. McCollum

Mark A. McCollum
Senior Vice President and Chief Accounting Officer

