Form 10-K/A
period 2003-12-31
HALLIBURTON CO
filed 2004-05-12
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __ to __

Commission File Number 1-3492

HALLIBURTON COMPANY
(Exact name of registrant as specified in its charter)

Delaware	75-2677995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Houston Center
1401 McKinney, Suite 2400
Houston, Texas 77010
(Address of principal executive offices)
Telephone Number - Area code (713)759-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock par value $2.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
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

EXPLANATORY NOTE

This Amendment No. 2 is being filed primarily to reflect:
-	additional detail regarding internal control issues identified in the fourth quarter of 2003 in Item 9(a); and
-
additional information in the “United States Government Contract Work” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations: and conforming changes elsewhere in the Form 10-K related to “United States Government Contract Work.”

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

PART I

Item 1. Business.
General description of business. Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering and construction to energy, industrial and governmental customers.
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
Logging and perforating products and services include our Magnetic Resonance Imaging Logging (MRIL®) and high-temperature logging, as well as traditional open-hole and cased-hole logging tools. MRIL® tools apply magnetic resonance imaging technology to the evaluation of subsurface rock formations in newly drilled oil and gas wells. Open-hole tools provide information on well visualization, formation evaluation (including resistivity, porosity, lithology and temperature), rock mechanics and sampling. Cased-hole tools provide cementing evaluation, reservoir monitoring, pipe evaluation, pipe recovery and perforating.
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
Also included in this segment is our equity method investment in Enventure Global Technology, LLC (Enventure), which is an expandable casing joint venture. In January 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure and WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Enventure was owned equally by Halliburton and Shell. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its Poroflex™ expandable sand screens and a distribution agreement for its Versaflex™ expandable liner hangers, in addition to a one percent increase in our ownership of WellDynamics.
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
Landmark Graphics is the leading supplier of integrated exploration and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark Graphics software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs. The models are used by our customers to achieve optimal business and technical decisions in exploration, development and production activities. Landmark Graphics’ broad range of professional services enables our worldwide customers to optimize technical, business and decision processes. Data management services provides efficient storage, browsing and retrieval of large volumes of exploration and petroleum data. The products and services offered by Landmark Graphics integrate data workflows and operational processes across disciplines, including geophysics, geology, drilling, engineering, production, economics, finance and corporate planning, and key partners and suppliers.
This segment also provides value-added oilfield project management and integrated solutions to independent, integrated and national oil companies. Integrated solutions enhance field deliverability and maximize a customer’s return on investment. These services make use of all of our products and technologies, as well as project management capabilities. Other services provide installation and servicing of subsea facilities and pipelines.
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

3

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
Markets and competition. We are one of the world’s largest diversified energy services and engineering and construction services companies. We believe that our future success will depend in large part upon our ability to offer a wide array of services and products on a global scale. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include:
-	price;
-	service delivery (including the ability to deliver services and products on an “as needed, where needed” basis);
-	service quality;
-	product quality;
-	warranty; and
-	technical proficiency.
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
Operations in some countries may be adversely affected by unsettled political conditions, acts of terrorism, civil unrest, expropriation or other governmental actions and exchange control and currency problems. We believe the geographic diversification of our business activities reduces the risk that loss of operations in any one country would be material to the conduct of our operations taken as a whole. While Venezuela accounted for less than one percent of our 2003 revenues, the continuing economic and political instability will continue to negatively impact our business activities in Venezuela until resolved. The currency devaluation in Venezuela in February 2004 did not materially impact our operations, but further devaluations could negatively impact our operations in 2004. Due to continuing levels of civil disturbance and the social, economic and political climate, a number of our customers have ceased operations in the Nigerian Delta region and our operations could be negatively impacted. Energy Services Group operations in Nigeria accounted for approximately 2% of our revenues in 2003, and these developments could negatively impact our operations in 2004. Information regarding our exposures to foreign currency fluctuations, risk concentration and financial instruments used to minimize risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Instrument Market Risk and in Note 18 to the consolidated financial statements.
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
The following schedule summarizes our project backlog at December 31, 2003 and 2002:

Millions of dollars	2003	2002

Firm orders	$8,928	$8,704
Government orders firm but not yet funded; letters of intent and contracts awarded but not signed	1,138	1,330

Total	$10,066	$10,034

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

For projects where we act as project manager, we only include our scope of each project in backlog. For projects related to unconsolidated joint ventures, we only include our percentage ownership of each joint venture’s backlog, which totaled $1.9 billion at December 31, 2003. Our backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark Graphics. Backlog is not indicative of future operating results because backlog figures are subject to substantial fluctuations. Arrangements included in backlog are in many instances extremely complex, nonrepetitive in nature and may fluctuate in contract value and timing. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
Not included in the above backlog numbers for December 31, 2003 are two new government contracts awarded in January 2004. KBR was awarded the five year United States Army Corps of Engineers’ CENTCOM contract for up to $1.5 billion and the competitively bid $1.2 billion Restore Iraqi Oil, or RIO, continuation contract, which will run for up to two years. As KBR receives task orders on these contracts, the amount of the task order will be included in backlog.
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
Patents. We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed to utilize patents owned by others. Included in “Other assets” is the cost associated with our patents, net of accumulated amortization, totaling $49 million as of December 31, 2003 and $58 million as of December 31, 2002. We do not consider any particular patent or group of patents to be material to our business operations.
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
Employees. At December 31, 2003, we employed approximately 101,000 people worldwide compared to 83,000 at December 31, 2002. The large increase is primarily due to KBR’s expanded operations in the Middle East during 2003. At December 31, 2003, approximately seven percent of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
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

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. The following locations represent our major facilities:

Location	Owned/Leased	Sq. Footage	Description

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

Location	Owned/Leased	Sq. Footage	Description

Shared Facilities (continued):
Houston, Texas	Owned	638,000
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

Europe/Africa
Shared Facilities:
Aberdeen, United Kingdom	Owned Leased	1,216,000 365,000	A total of 26 sites including 866,000 square feet of manufacturing capacity used by various business segments.
Tananger, Norway	Leased	319,000	Service center with workshops, testing facilities, warehousing and office facilities supporting the Norwegian North Sea operations.
Engineering and Construction Group
North America
Houston, Texas	Leased	740,000
Engineering and project support center which occupies 31 full floors in 2 office buildings. One of these buildings is owned by a joint venture in which we have a 50% ownership. The remaining 50% of the joint venture is owned by a subsidiary of Trizec Properties Inc. (NYSE: TRZ). Trizec is not affiliated with Halliburton Company or any of its directors or executive officers.

Location	Owned/Leased	Sq. Footage	Description

North America (continued)
Houston, Texas	Owned	977,000
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

Item 3. Legal Proceedings.
Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward-Looking Information and Risk Factors” and in Notes 11, 12 and 13 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant.

The following table indicates the names and ages of the executive officers of the registrant as of February 1, 2004, along with a listing of all offices held by each during the past five years:

Name and Age		Offices Held and Term of Office

	Jerry H. Blurton (Age 59)	Vice President and Treasurer of Halliburton Company, since July 1996
*	Albert O. Cornelison, Jr. (Age 54)
Executive Vice President and General Counsel of Halliburton Company, since December 2002
Vice President and General Counsel of Halliburton Company, May 2002 to December 2002
Vice President and Associate General Counsel of Halliburton Company, October 1998 to May 2002

*	C. Christopher Gaut (Age 47)
Executive Vice President and Chief Financial Officer of Halliburton Company, since March 2003
Senior Vice President, Chief Financial Officer and Member – Office of the President and Chief Operating Officer of ENSCO International Incorporated, January 2002 to February 2003
Senior Vice President and Chief Financial Officer of ENSCO International Incorporated, December 1987 to December 2001

*	John W. Gibson, Jr. (Age 46)
President and Chief Executive Officer of Energy Services Group, since January 2003
President of Halliburton Energy Services, March 2002 to December 2002
President and Chief Executive Officer of Landmark, May 2000 to February 2002
Chief Operating Officer of Landmark, July 1999 to April 2000
Executive Vice President of Integrated Products Group, February 1996 to June 1999

*	Robert R. Harl (Age 53)
Chief Executive Officer of Kellogg Brown & Root, Inc., since March 2001
President of Kellogg Brown & Root, Inc., since October 2000
Vice President of Kellogg Brown & Root, Inc., March 1999 to October 2000
Chief Executive Officer and President of Brown & Root Energy Services Division of Kellogg Brown & Root, Inc., April 2000 to February 2001
Chief Executive Officer of Brown & Root Services Division of Kellogg Brown & Root, Inc., January 1999 to April 2000
Chief Executive Officer and President of Brown & Root Services Corporation, November 1996 to January 1999

Executive Officers of the Registrant (continued)

Name and Age		Offices Held and Term of Office

*	David J. Lesar (Age 50)
Chairman of the Board, President and Chief Executive Officer of Halliburton Company, since August 2000
Director of Halliburton Company, since August 2000
President and Chief Operating Officer of Halliburton Company, May 1997 to August 2000
Executive Vice President and Chief Financial Officer of Halliburton Company, August 1995 to May 1997
Chairman of the Board of Kellogg Brown & Root, Inc., January 1999 to August 2000

Mark A. McCollum (Age 44)
Senior Vice President and Chief Accounting Officer, since August 2003
Senior Vice President and Chief Financial Officer, Tenneco Automotive, Inc., November 1999 to August 2003
Vice President, Global Finance of Tenneco Automotive, September 1998 to November 1999

*	Weldon J. Mire (Age 56)
Vice President – Human Resources of Halliburton Company, since May 2002
Division Vice President of Halliburton Energy Services, January 2001 to May 2002 (Country Vice President Indonesia)
Asia Pacific Sales Manager of Halliburton Energy Services, November 1999 to January 2001
Director of Business Development, September 1999 to November 1999
Global Director of Strategic Business Development, January 1999 to November 1999
Senior Shared Service Manager Houston, November 1998 to January 1999

	David R. Smith (Age 57)	Vice President – Tax of Halliburton Company, since May 2002 Vice President – Tax of Halliburton Energy Services, Inc., September 1998 to May 2002

* Members of the Policy Committee of the registrant.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters.
Halliburton Company’s common stock is traded on the New York Stock Exchange and the Swiss Exchange. Information relating to the high and low market prices of common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 124 of this annual report. Cash dividends on common stock for 2003 and 2002 in the amount of $0.125 per share were paid in March, June, September, and December of each year. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
At December 31, 2003, there were approximately 24,143 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Item 6. Selected Financial Data.
Information relating to selected financial data is included on page 123 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information relating to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 16 through 62 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information relating to market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instrument Market Risk” on pages 47 and 48 of this annual report.

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
During the fourth quarter of 2003, it became apparent to us that the existing infrastructure for our LogCAP and RIO contracts to support activities in Iraq was being strained. Specifically, these projects are being performed in a war zone with operations spread across 60 different site locations in Kuwait and Iraq, and we have had to carefully balance the priority of keeping our people safe against the demand for significant resources in forward areas. Once deployed in forward areas, our people often have had difficulty communicating due to very poor telephone or computer infrastructure. Additionally, these projects have had to ramp up very quickly to respond to customer demands. Revenues on these projects increased from $320 million in the second quarter of 2003 to $900 million in the third quarter of 2003 and to $2.2 billion in the fourth quarter of 2003. The accelerated and significant ramp up in services, concerns for the security of our employees and subcontractors, as well as the complexity and scale of these projects, have created unique challenges in establishing and maintaining a process and procedural environment that controls these projects as well as we would normally expect.
With respect to the fourth quarter of 2003, control issues were identified under our LogCAP and RIO contracts to support activities in Iraq as a result of work done by our internal and external auditors, and actions were immediately taken to address the issues. Specifically,

14

-
our internal auditors identified that petty cash and bank accounts were not being reconciled to the general ledger in a timely manner. These accounts were properly reconciled prior to completing our year-end closing process;

-
our internal auditors identified that non-labor costs were not being reconciled between the project controls subledger and the general ledger in a timely manner. These costs were properly reconciled prior to completing our year-end closing process; and

-
KPMG LLP identified non-labor costs not yet entered into the project controls subledger (including goods and services that had been received but not invoiced) had not been fully accrued. An extensive review followed and additional resources were deployed, resulting in the identification of and accounting for the accrual of all such costs prior to completing our year-end closing process.

We believe that none of these internal control issues constituted significant deficiencies or material weaknesses in our internal controls over financial reporting. All of these issues were project specific to the LogCAP and RIO contracts to support activities in Iraq and related to the fourth quarter of 2003. These issues were identified and addressed promptly such that our fourth quarter results and financial statements were not affected. Neither were any prior periods affected.
We also identified procurement process issues under our LogCAP contract during the fourth quarter of 2003. Our internal auditors identified the need to complete the customer-required documentation in a number of procurement and subcontractor files. In response, we sent a task force into Kuwait to assist personnel in the project office in updating and formalizing procurement documentation, which had been delayed due to insufficient resources. The project procurement staff has also been significantly increased. As part of on-going audits by the Defense Contract Audit Agency (DCAA), several similar contract procurement process issues have been raised. See Note 13 to the consolidated financial statements. Recently, the DCAA has also issued a deficiency report related to the procurement process in Iraq, largely due to the procurement documentation issues mentioned above. It is likely that this will result in a formal audit by the DCAA in this area in the near future. Issues the DCAA raised are related to documentation of subcontractor selection and cost and evidence of an approved/preferred supplier listing. We do not believe the issues identified by the DCAA or us to be significant deficiencies or material weaknesses in internal controls over financial reporting. We are working with the DCAA and our customer, the Army Materiel Command, to complete the documentation files so that we receive the proper payments from our customer.
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
Business focus. In 2003, we continued to focus on providing quality service to our customers and developing new technologies to effectively compete in a challenging market. Early in the year, we realigned our Energy Services Group into four new segments, allowing us to better align ourselves with how our customers procure our services and to capture new business and achieve better integration. Our Energy Services Group business is largely affected by worldwide drilling activity and oil and gas prices. In 2003 we were negatively impacted by the decline in the Gulf of Mexico offshore rig count and the reduction in deep water activity by a number of our key customers in that area. We reacted to this change in the market and put into place various measures in order to “right size” our business serving that area. Our continued emphasis on research and development resulted in growth in new products and services in 2003, such as rotary steerables and data center technologies. Besides the growth in government services work at KBR, including the recent awarding of the two-year $1.2 billion contract for the RIO program and the five-year up to $1.5 billion military support contract, we continue to differentiate ourselves as a leader in the liquefied natural gas industry by being a preferred engineer and constructor of liquification plants and receiving terminals throughout the world. We also recently completed the construction of the 1,420 kilometer Alice Springs to Darwin railroad in Australia, one of the largest and most complex infrastructure projects ever undertaken in that country, five months ahead of schedule.
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
Our subsidiaries sought Chapter 11 protection because Sections 524 (g) and 105 of the Bankruptcy Code may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon confirmation of the plan of reorganization, current and future asbestos and silica claims against us and our affiliates will be channeled into trusts established for the benefit of claimants under Sections 524(g) and 105 of the Bankruptcy Code, thus releasing Halliburton and its affiliates from those claims.
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
In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
-
reviewed DII Industries’ historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries’ 15-year litigation and settlement history;

-	reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
-	reviewed the terms of DII Industries’ prior and current coverage-in-place settlement agreements;
-
reviewed the status of DII Industries’ and Kellogg Brown & Root’s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;

-	engaged in discussions with our counsel; and
-	analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
Navigant Consulting’s analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting’s analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
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

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have recently been advised by the Criminal Division of the United States Department of Justice that it too may decide to investigate this matter. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. During 2003, we recognized revenues and received full payment related to these services. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are also continuing to review whether third party subcontractors paid, or attempted to pay one or two former employees in connection with the potential $6 million over billing. We have not recognized revenue or the related subcontractor costs related to this issue.
The DCAA has raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait during 2003. We believe these issues raised by the DCAA are issues of contractual interpretation and not issues that relate to our internal controls over financial reporting. We have taken two actions in response to the issues raised by the DCAA. First, we have temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. We have recognized revenues and related costs associated with these services, and the $36 million is reflected in “Notes and accounts receivable” in our December 31, 2003 consolidated balance sheet. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We have recognized revenues and related costs associated with these services, and the $141 million is reflected in “Unbilled work on uncompleted contracts” in our December 31, 2003 consolidated balance sheet. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.
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
Default provisions. Prior to the filing of the pre-packaged Chapter 11 proceedings in connection with the proposed settlement of our asbestos and silica claims, we obtained a waiver from the project owner (with the approval of the lenders financing the project) so that the filing did not constitute an event of default under the contract. In addition, the project owner also obtained a waiver from the lenders so that the Chapter 11 filing did not constitute an event of default under the project owner’s loan agreements with the lenders. The waiver received by the project owner from the lenders is subject to certain conditions that have thus far been fulfilled. Included as a condition is that the pre-packaged plan of reorganization be confirmed by the bankruptcy court within 120 days of the filing of the Chapter 11 proceedings. The currently scheduled hearing date for confirmation of the plan of reorganization is not within the 120-day period. We understand that the project owner is seeking, and expects to receive, an extension of the 120-day period, but can give no assurance that it will be granted. In the event that the conditions do not continue to be fulfilled, the lenders, among other things, could exercise a right to suspend the project owner’s use of advances made, and currently escrowed, to fund the project. We believe it is unlikely that the lenders will exercise any right to suspend funding the project given the current status of the project and the fact that a failure to pay may allow us to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project.
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
The following table summarizes our long-term contractual obligations as of December 31, 2003:

	Payments due

Millions of dollars	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (1)	$22	$324	$296	$10	$151	$2,625	$3,428
Operating leases	143	96	80	58	45	267	689
Capital leases	1	1	-	-	-	-	2
Pension funding obligations (2)	67	-	-	-	-	-	67
Purchase obligations (3)	241	4	4	3	3	1	256

Total long-term
contractual obligations	$474	$425	$380	$71	$199	$2,893	$4,442

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

In addition, we have received adverse judgments on two cases: BJ Services Company patent litigation and Anglo-Dutch (Tenge). (See Note 13 to the consolidated financial statements for more information.) We could be required to pay approximately $107 million during 2004 to BJ Services Company, which has been escrowed and is included in the restricted cash balance in “Other current assets”. We are currently appealing the Anglo-Dutch (Tenge) judgment but could be required to pay as much as

$106 million (although we have only accrued $77 million) to Anglo-Dutch Petroleum International, Inc. We have posted security in the amount of $25 million in order to postpone execution of the judgment until all appeals have been exhausted.
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
Asbestos and silica liability financing. In the fourth quarter of 2003, we entered into a delayed-draw term facility for up to $1.0 billion. This facility was reduced in January 2004 to approximately $500 million by the net proceeds of our recent issuance of senior notes due 2007. This facility is subject to further reduction and could be available for cash funding of the trusts for the benefit of asbestos and silica claimants. There are a number of conditions that must be met before the delayed-draw term facility will become available for our use, including final and non-appealable confirmation of our plan of reorganization and confirmation of the rating of Halliburton’s long-term senior unsecured debt at BBB or higher by Standard & Poor’s and Baa2 or higher by Moody’s Investors Service. In addition, we entered into a $700 million three-year revolving credit facility for general working capital purposes, which replaced our $350 million revolving credit facility. At the time of its replacement, no amounts had been drawn against the $350 million revolver. The $700 million revolving credit facility is now effective and undrawn.
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
Other Sources of cash. We also have available our accounts receivable securitization facility. See “Off Balance Sheet Risk” for a further discussion.
Other factors affecting liquidity
Credit ratings. Late in 2001 and early in 2002, Moody’s Investors Service lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor’s lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor’s lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos and silica exposure. In December 2003, Moody’s Investors Service confirmed our ratings with a positive outlook and Standard & Poor’s revised its credit watch listing for us from “negative” to “developing” in response to our announcement that DII Industries and Kellogg Brown & Root and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement.
Although our long-term unsecured debt ratings continue at investment grade levels, the cost of new borrowing is relatively higher and our access to the debt markets is more volatile at these new rating levels. Investment grade ratings are BBB- or higher for Standard & Poor’s and Baa3 or higher for Moody’s Investors Service. Our current long-term unsecured debt ratings are one level above BBB- on Standard & Poor’s and one level above Baa3 on Moody’s Investors Service. Several of our credit facilities or other contractual obligations require us to maintain a certain credit rating as follows:
-	our $700 million revolving credit facility would require us to provide additional collateral if our long-term unsecured debt rating falls below investment grade;
-
our Halliburton Elective Deferral Plan contains a provision which states that, if the Standard & Poor’s rating for our long-term unsecured debt falls below BBB, the amounts credited to the participants’ accounts will be paid to the participants in a lump-sum within 45 days. At December 31, 2003 this was approximately $51 million; and

-
certain of our letters of credit have ratings triggers that could require cash collateralization or give the banks set-off rights. These contingencies would be funded under the senior secured master letter of credit facility (see below) while it remains available.

Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of December 31, 2003, including $252 million which relate to our joint ventures’ operations. Certain of these letters of credits have triggering events (such as the filing of Chapter 11 proceedings by some of our subsidiaries or reductions in our credit ratings) that would allow the banks to require cash collateralization or allow the holder to draw upon the letter of credit.
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
This table shows the average oil and gas prices for West Texas Intermediate crude oil and Henry Hub natural gas prices:

Average Oil and Gas Prices	2003	2002	2001

West Texas Intermediate (WTI) oil prices (dollars per barrel)	$31.14	$25.92	$26.02
Henry Hub Gas Prices (dollars per million cubic feet)	$5.63	$3.33	$4.07

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
The yearly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

Average Rig Counts	2003	2002	2001

Land vs. Offshore

United States:
Land	924	718	1,002
Offshore	108	113	153

Total	1,032	831	1,155

Canada:
Land	368	260	337
Offshore	4	6	5

Total	372	266	342

International (excluding Canada):
Land	544	507	525
Offshore	226	225	220

Total	770	732	745

Worldwide total	2,174	1,829	2,242

Land total	1,836	1,485	1,864

Offshore total	338	344	378

Average Rig Counts	2003	2002	2001

Oil vs. Gas

United States:
Oil	157	137	217
Gas	875	694	938

Total	1,032	831	1,155

* Canada:	372	266	342

International (excluding Canada):
Oil	576	561	571
Gas	194	171	174

Total	770	732	745

Worldwide total	2,174	1,829	2,242

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
The Energy Services Group experienced strong performance in Canada, the Middle East and Latin America in 2003. Mexico’s performance was particularly strong as operating income there more than doubled.
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
We have also reexamined various joint ventures and recently announced an agreement to restructure two significant joint ventures with Shell, WellDynamics B.V. (an intelligent well completion joint venture), and Enventure Global Technologies LLC (an expandable casing joint venture). For Enventure, we elected to reduce our interests and transfer part of our interests to Shell. In return, we received significantly enhanced marketing and distribution rights for sand screens and liner hangers, which we believe are central to our business and offer major opportunities for profitable growth. In a similar strategic vein, we believe the majority stake we will secure in WellDynamics is better aligned with the core “Real Time Knowledge” strategy of our company.
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
We are also seeing significant business opportunities in the United Kingdom for major public infrastructure projects, which have been dominated for almost a decade by privately financed projects, and now account for 10% of the country’s infrastructure capital spending. We have been involved with a significant number of these projects, and we expect to build on that business using our experience with pulling together complex project financing arrangements and managing partnerships.
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
Fixed-price engineering, procurement and construction and fixed-price engineering, procurement, installation and commissioning contracts involve even greater risks including:
-	bidding a fixed-price and completion date before detailed engineering work has been performed;

-	bidding a fixed-price and completion date before locking in price and delivery of significant procurement components (often items which are specifically designed and fabricated for the project);
-	bidding a fixed-price and completion date before finalizing subcontractors’ terms and conditions;
-	subcontractor’s individual performance and combined interdependencies of multiple subcontractors (the majority of all construction and installation work is performed by subcontractors);
-	contracts covering long periods of time;
-	contract values generally for large amounts; and
-	contracts containing significant liquidated damages provisions.
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

	Fixed-Price	Cost Reimbursable

2003	24%	76%
2002	47%	53%
2001	41%	59%

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

RESULTS OF OPERATIONS IN 2003 COMPARED TO 2002

REVENUES:			Increase/	Percentage
Millions of dollars	2003	2002	(Decrease)	Change

Drilling and Formation Evaluation	$1,643	$1,633	$10	0.6%
Fluids	2,039	1,815	224	12.3
Production Optimization	2,766	2,554	212	8.3
Landmark and Other Energy Services	547	834	(287)	(34.4)

Total Energy Services Group	6,995	6,836	159	2.3
Engineering and Construction Group	9,276	5,736	3,540	61.7

Total revenues	$16,271	$12,572	$3,699	29.4%

Geographic – Energy Services Group segments only:

Drilling and Formation Evaluation:
North America	$558	$549	$9	1.6%
Latin America	261	251	10	4.0
Europe/Africa	312	344	(32)	(9.3)
Middle East/Asia	512	489	23	4.7

Subtotal	1,643	1,633	10	0.6

Fluids:
North America	990	934	56	6.0
Latin America	258	216	42	19.4
Europe/Africa	452	381	71	18.6
Middle East/Asia	339	284	55	19.4

Subtotal	2,039	1,815	224	12.3

Production Optimization:
North America	1,345	1,264	81	6.4
Latin America	317	277	40	14.4
Europe/Africa	562	556	6	1.1
Middle East/Asia	542	457	85	18.6

Subtotal	2,766	2,554	212	8.3

Landmark and Other Energy Services:
North America	192	284	(92)	(32.4)
Latin America	71	102	(31)	(30.4)
Europe/Africa	116	297	(181)	(60.9)
Middle East/Asia	168	151	17	11.3

Subtotal	547	834	(287)	(34.4)

Total Energy Services Group revenues	$6,995	$6,836	$159	2.3%

OPERATING INCOME (LOSS):			Increase/	Percentage
Millions of dollars	2003	2002	(Decrease)	Change

Drilling and Formation Evaluation	$177	$160	$17	10.6%
Fluids	251	202	49	24.3
Production Optimization	421	384	37	9.6
Landmark and Other Energy Services	(23)	(108)	85	78.7

Total Energy Services Group	826	638	188	29.5
Engineering and Construction Group	(36)	(685)	649	94.7
General corporate	(70)	(65)	(5)	(7.7)

Operating income (loss)	$720	$(112)	$832	NM

Geographic – Energy Services Group segments only:

Drilling and Formation Evaluation:
North America	$60	$70	$(10)	(14.3)%
Latin America	30	29	1	3.4
Europe/Africa	30	(6)	36	NM
Middle East/Asia	57	67	(10)	(14.9)

Subtotal	177	160	17	10.6

Fluids:
North America	104	119	(15)	(12.6)
Latin America	52	33	19	57.6
Europe/Africa	48	20	28	140.0
Middle East/Asia	47	30	17	56.7

Subtotal	251	202	49	24.3

Production Optimization:
North America	202	228	(26)	(11.4)
Latin America	75	41	34	82.9
Europe/Africa	52	46	6	13.0
Middle East/Asia	92	69	23	33.3

Subtotal	421	384	37	9.6

Landmark and Other Energy Services:
North America	(60)	(218)	158	72.5
Latin America	8	5	3	60.0
Europe/Africa	17	118	(101)	(85.6)
Middle East/Asia	12	(13)	25	NM

Subtotal	(23)	(108)	85	78.7

Total Energy Services Group
operating income	$826	$638	$188	29.5%

NM – Not Meaningful

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

RESULTS OF OPERATIONS IN 2002 COMPARED TO 2001

REVENUES			Increase/	Percentage
Millions of dollars	2002	2001	(Decrease)	Change

Drilling and Formation Evaluation	$1,633	$1,643	$(10)	(0.6)%
Fluids	1,815	2,065	(250)	(12.1)
Production Optimization	2,554	2,803	(249)	(8.9)
Landmark and Other Energy Services	834	1,300	(466)	(35.8)

Total Energy Services Group	6,836	7,811	(975)	(12.5)
Engineering and Construction Group	5,736	5,235	501	9.6

Total revenues	$12,572	$13,046	$(474)	(3.6)%

OPERATING INCOME (LOSS)			Increase/	Percentage
Millions of dollars	2002	2001	(Decrease)	Change

Drilling and Formation Evaluation	$160	$171	$(11)	(6.4)%
Fluids	202	308	(106)	(34.4)
Production Optimization	384	528	(144)	(27.3)
Landmark and Other Energy Services	(108)	29	(137)	NM

Total Energy Services Group	638	1,036	(398)	(38.4)
Engineering and Construction Group	(685)	111	(796)	NM
General corporate	(65)	(63)	(2)	(3.2)

Operating income (loss)	$(112)	$1,084	$(1,196)	NM

NM – Not Meaningful

Consolidated revenues for 2002 were $12.6 billion, a decrease of 4% compared to 2001. International revenues comprised 67% of total revenues in 2002 and 62% in 2001. International revenues increased $298 million in 2002 partially offsetting a $772 million decline in the United States where oilfield services drilling activity declined 28%, putting pressure on pricing.
Drilling and Formation Evaluation revenues declined slightly in 2002 compared to 2001. Approximately $62 million of the decrease was in logging and perforating services primarily due to lower North American activity. An additional $21 million of the change resulted from decreased drill bit revenue principally in North America. These decreases were offset by $74 million of increased drilling systems activity primarily in international locations such as Saudi Arabia, Thailand, Mexico, Brazil, and the United Arab Emirates. On a geographic basis, the decline in revenue is attributable to lower levels of rig activity in North America, putting pressure on pricing of work in the United States. Latin America revenues decreased 1% as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain market and political conditions and the national strike. International revenues were 72% of Drilling and Formation Evaluation’s revenues in 2002 as compared to 66% in 2001.
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
Production Optimization revenues decreased 9% in 2002 compared to 2001. Approximately $197 million of the decrease related to reduced production enhancement sales primarily due to decreased rig counts in North America. Further, $56 million of the decrease resulted from lower completion products and services sales primarily in North America. Production Optimization includes our 50% ownership interest in Subsea 7, Inc., which began operations in May 2002 and is accounted for on the equity method of accounting. On a geographic basis, the decline in revenue is attributable to lower levels of activity in North America, putting pressure on pricing of work in the United States. Latin America revenues decreased five percent as a result of decreases in Argentina due to currency devaluation and in Venezuela due to lower activity brought on by uncertain political conditions and a national strike. International revenues were 53% of Production Optimization’s revenues in 2002 as compared to 44% in 2001.
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
Cumulative effect of accounting change, net in 2001 of $1 million reflects the impact of adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities.” After recording the cumulative effect of the change our estimated annual expense under Financial Accounting Standards No. 133 is not expected to be materially different from amounts expensed under the prior accounting treatment.
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
When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including probable unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer. We are actively engaged in claims negotiations with our customers and the success of claims negotiations have a direct impact on the profit or loss recorded for any related long-term contract. Unsuccessful claims negotiations could result in decreases in estimated contract profits or additional contract losses and successful claims negotiations could result in increases in estimated contract profits or recovery of previously recorded contract losses.
Significant projects are reviewed in detail by senior engineering and construction management at least quarterly. Preparing project cost estimates and percentages of completion is a core competency within our engineering and construction businesses. We have a long history of dealing with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor disruptions and timely availability of materials, and other factors as outlined in our “Forward-Looking Information and Risk Factors”. These factors can affect the accuracy of our estimates and materially impact our future reported earnings.
Accounting for government contracts
Most of the services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a guaranteed percentage applied to our estimated costs to complete the work adjusted for general, administrative and overhead costs) and a maximum award fee (subject to our customer’s discretion and tied to the specific performance measures defined in the contract). The general, administrative and overhead fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Award fees are generally evaluated and granted by our customer periodically. Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Services under our RIO, LogCAP and Balkans support contracts are examples of these types of arrangements.
For these contracts, base fee revenues are recorded at the time services are performed based upon the amounts we expect to realize upon completion of the contracts. Revenues may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.
For contracts entered into prior to June 30, 2003, all award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Our estimates are often based on our past award experience for similar types of work. As a result of our adoption of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” for contracts entered into subsequent to June 30, 2003, we will not recognize award fees for the services portion of the contract based on estimates. Instead, they will be recognized only when awarded by the customer. Award fees on the construction portion of the contract will still be recognized based on estimates in accordance with SOP 81-1. There were no government contracts affected by EITF 00-21 in 2003.
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
Tax accounting
We account for our income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We apply the following basic principles in accounting for our income taxes:
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
Our methodology for recording income taxes requires a significant amount of judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create large variances between actual results and estimates. The process involves making forecasts of current and future years’ United States and foreign taxable income, estimating foreign tax credit utilization and evaluating the feasibility of implementing certain tax planning strategies. Unforeseen events, such as the timing of asbestos and silica settlements and other tax timing issues, may significantly affect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes related to both continuing and discontinued operations.
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
In December 2003 we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
-
reviewed DII Industries’ historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries’ 15-year litigation and settlement history;

-	reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
-	reviewed the terms of DII Industries’ prior and current coverage-in-place settlement agreements;
-
reviewed the status of DII Industries’ and Kellogg Brown & Root’s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;

-	engaged in discussions with our counsel; and
-	analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.

Navigant Consulting’s analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting’s analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
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

OFF BALANCE SHEET RISK

On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables. Collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as “true sales” under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.
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

Millions of dollars	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$1	$3	$284	$-	$150	$2,625	$3,063
Weighted average interest rate	9.5%	10.9%	6.0%	-	5.6%	5.0%	5.1%
Variable rate debt	$21	$321	$21	$10	$1	$-	$374
Weighted average interest rate	4.8%	2.8%	4.8%	4.8%	5.6%	-	3.1%

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-K are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “anticipates,” “do not anticipate,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
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

Asbestos and Silica Liability
Our ability to complete our proposed settlement and plan of reorganization
As contemplated by our proposed settlement of asbestos and silica personal injury claims, DII Industries, Kellogg Brown & Root and our other affected subsidiaries (collectively referred to herein as the “debtors”) filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. Although the debtors have filed Chapter 11 proceedings and we are proceeding with the proposed settlement, completion of the settlement remains subject to several conditions, including the requirements that the bankruptcy court confirm the plan of reorganization and the federal district court affirm such confirmation, and that the bankruptcy court and federal district court orders become final and non-appealable. Completion of the proposed settlement is also conditioned on continued availability of financing on terms acceptable to us in order to allow us to fund the cash amounts to be paid in the settlement. There can be no assurance that such conditions will be met.
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

Audits and inquiries about government contracts work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have recently been advised by the Criminal Division of the United States Department of Justice that it too may decide to investigate this matter. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. During 2003, we recognized revenues and received full payment related to these services. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are also continuing to review whether third party subcontractors paid, or attempted to pay one or two former employees in connection with the potential $6 million over billing. We have not recognized revenue or the related subcontractor costs related to this issue.
The DCAA has raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait during 2003. We believe these issues raised by the DCAA are issues of contractual interpretation and not issues that relate to our internal controls over financial reporting. We have taken two actions in response to the issues raised by the DCAA. First, we have temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. We have recognized revenues and related costs associated with these services, and the $36 million is reflected in “Notes and accounts receivable” in our December 31, 2003 consolidated balance sheet. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We have recognized revenues and related costs associated with these services, and the $141 million is reflected in “Unbilled work on uncompleted contracts” in our December 31, 2003 consolidated balance sheet. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.
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
Nigerian joint venture investigation
It has been reported that a French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multi-billion dollar gas liquefication complex and related facilities at Bonny Island, in Rivers State, Nigeria. TSKJ and other similarly-owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total) and Agip International BV. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the government’s inquiries.
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

Liquidity
Working capital requirements related to Iraq work
We currently expect the working capital requirements related to Iraq will increase through the first half of 2004. An increase in the amount of services we are engaged to perform could place additional demands on our working capital. As described in “Legal Matters: Audits and inquiries about government contracts work” above, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA’s review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
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
Credit ratings
Late in 2001 and early in 2002, Moody’s Investors Service lowered its ratings of our long-term senior unsecured debt to Baa2 and our short-term credit and commercial paper ratings to P-2. In addition, Standard & Poor’s lowered its ratings of our long-term senior unsecured debt to A- and our short-term credit and commercial paper ratings to A-2 in late 2001. In December 2002, Standard & Poor’s lowered these ratings to BBB and A-3. These ratings were lowered primarily due to our asbestos exposure. In December 2003, Moody’s Investors Service confirmed our ratings with a positive outlook and Standard & Poor’s revised its credit watch listing for us from “negative” to “developing” in response to our announcement that DII Industries and Kellogg Brown & Root and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement.
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
In addition, our elective deferral compensation plan has a provision which states that if the Standard & Poor’s credit rating falls below BBB, the amounts credited to participants’ accounts will be paid to participants in a lump-sum within 45 days. At December 31, 2003, this amount was approximately $51 million.
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

Military Action, Other Armed Conflicts or Terrorist Attacks
Military action in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent threats of terrorist attacks and unrest, have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel or assets.
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
We do business in countries that have non-traded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.
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
Barracuda-Caratinga Project
See Note 3 to the consolidated financial statements and “Fixed-Price Engineering and Construction Projects” below for a discussion of the risk factors associated with this project.
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

59

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
Fixed-Price Engineering and Construction Projects
We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price (or lump sum) contracts accounting for approximately 24% of KBR’s revenues for the year ended December 31, 2003 and 47% of KBR’s revenues for the year ended December 31, 2002. We bear the risk of cost over-runs, operating cost inflation, labor availability and productivity and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame and costs committed, could have a material adverse effect on our business, results of operations and financial condition.
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
Our 2003 financial statements have been audited by the independent accounting firm, KPMG LLP. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Halliburton’s Audit Committee of the Board of Directors consists of directors who, in the business judgment of the Board of Directors, are independent under the New York Stock Exchange listing standards. The Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process. Integral to this process is the Audit Committee’s review and discussion with management and the external auditors of the quarterly and annual financial statements prior to their respective filing.
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
Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. In accordance with the Securities and Exchange Commission’s rules to improve the reliability of financial statements, our 2003 interim financial statements were reviewed by KPMG LLP.
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
We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, we believe that, as of December 31, 2003, our system of internal control over financial reporting met those criteria.

HALLIBURTON COMPANY

by

/s/ DAVID J. LESAR	/s/ C. CHRISTOPHER GAUT

David J. Lesar	C. Christopher Gaut
Chairman of the Board,	Executive Vice President and
President, and	Chief Financial Officer
Chief Executive Officer

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS AND
BOARD OF DIRECTORS OF HALLIBURTON COMPANY:

We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying 2001 consolidated financial statements of Halliburton Company and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 5 to the consolidated financial statements and before the revision related to goodwill and other intangibles described in Note 1 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to matters discussed in Note 9 to those financial statements, as to which the date was February 21, 2002).

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

TO THE SHAREHOLDERS AND
BOARD OF DIRECTORS OF HALLIBURTON COMPANY:

We have audited the accompanying consolidated balance sheets of Halliburton Company (a Delaware corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

HALLIBURTON COMPANY
Consolidated Statements of Operations
(Millions of dollars and shares except per share data)

	Years ended December 31

	2003	2002	2001

Revenues:
Services	$14,383	$10,658	$10,940
Product sales	1,863	1,840	1,999
Equity in earnings of unconsolidated affiliates, net	25	74	107

Total revenues	16,271	12,572	13,046

Operating costs and expenses:
Cost of services	13,589	10,737	9,831
Cost of sales	1,679	1,642	1,744
General and administrative	330	335	387
Gain on sale of business assets	(47)	(30)	-

Total operating costs and expenses	15,551	12,684	11,962

Operating income (loss)	720	(112)	1,084
Interest expense	(139)	(113)	(147)
Interest income	30	32	27
Foreign currency losses, net	-	(25)	(10)
Other, net	1	(10)	-

Income (loss) from continuing operations before income taxes, minority interest, and change in accounting principle	612	(228)	954
Provision for income taxes	(234)	(80)	(384)
Minority interest in net income of subsidiaries	(39)	(38)	(19)

Income (loss) from continuing operations before change in accounting principle	339	(346)	551

Discontinued operations:
Loss from discontinued operations, net of tax (provision) benefit of $(6), $154, and $20	(1,151)	(652)	(42)
Gain on disposal of discontinued operations, net of tax provision of $199	-	-	299

Income (loss) from discontinued operations, net	(1,151)	(652)	257

Cumulative effect of change in accounting principle, net of tax benefit of $5, $0 and $0	(8)	-	1

Net income (loss)	$(820)	$(998)	$809

Basic income (loss) per share:
Income (loss) from continuing operations before change in accounting principle	$0.78	$(0.80)	$1.29
Loss from discontinued operations, net	(2.65)	(1.51)	(0.10)
Gain on disposal of discontinued operations, net	-	-	0.70
Cumulative effect of change in accounting principle, net	(0.02)	-	-

Net income (loss)	$(1.89)	$(2.31)	$1.89

Diluted income (loss) per share:
Income (loss) from continuing operations before change in accounting principle	$0.78	$(0.80)	$1.28
Loss from discontinued operations, net	(2.64)	(1.51)	(0.10)
Gain on disposal of discontinued operations, net	-	-	0.70
Cumulative effect of change in accounting principle, net	(0.02)	-	-

Net income (loss)	$(1.88)	$(2.31)	$1.88

Basic weighted average common shares outstanding	434	432	428
Diluted weighted average common shares outstanding	437	432	430

See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Balance Sheets
(Millions of dollars and shares except per share data)
	December 31

	2003	2002

Assets
Current assets:
Cash and equivalents	$1,815	$1,107
Receivables:
Notes and accounts receivable (less allowance for bad debts of $175 and $157)	3,005	2,533
Unbilled work on uncompleted contracts	1,760	724

Total receivables	4,765	3,257
Inventories	695	734
Current deferred income taxes	188	200
Other current assets	456	262

Total current assets	7,919	5,560
Net property, plant and equipment	2,526	2,629
Equity in and advances to related companies	579	413
Goodwill	670	723
Noncurrent deferred income taxes	738	607
Insurance for asbestos and silica related liabilities	2,038	2,059
Other assets	993	853

Total assets	$15,463	$12,844

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term notes payable	$18	$49
Current maturities of long-term debt	22	295
Accounts payable	1,776	1,077
Current asbestos and silica related liabilities	2,507	-
Accrued employee compensation and benefits	400	370
Advance billings on uncompleted contracts	741	641
Deferred revenues	104	100
Income taxes payable	236	148
Other current liabilities	738	592

Total current liabilities	6,542	3,272
Long-term debt	3,415	1,181
Employee compensation and benefits	801	756
Asbestos and silica related liabilities	1,579	3,425
Other liabilities	479	581

Total liabilities	12,816	9,215

Minority interest in consolidated subsidiaries	100	71
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 600 shares, issued 457 and 456 shares	1,142	1,141
Paid-in capital in excess of par value	273	293
Deferred compensation	(64)	(75)
Accumulated other comprehensive income	(298)	(281)
Retained earnings	2,071	3,110

	3,124	4,188
Less 18 and 20 shares of treasury stock, at cost	577	630

Total shareholders’ equity	2,547	3,558

Total liabilities and shareholders’ equity	$15,463	$12,844

See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Shareholders’ Equity
(Millions of dollars)

	2003	2002	2001

Balance at January 1	$3,558	$4,752	$3,928
Dividends and other transactions with shareholders	(174)	(151)	(37)
Comprehensive income (loss):
Net income (loss)	(820)	(998)	809
Cumulative translation adjustment	43	69	(32)
Realization of losses included in net income	15	15	102

Net cumulative translation adjustment	58	84	70
Pension liability adjustments	(88)	(130)	(15)
Unrealized gains (losses) on investments and derivatives	13	1	(3)

Total comprehensive income (loss)	(837)	(1,043)	861

Balance at December 31	$2,547	$3,558	$4,752

See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Cash Flows
(Millions of dollars)
	Years ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(820)	$(998)	$809
Adjustments to reconcile net income (loss) to net cash from operations:
Loss (income) from discontinued operations	1,151	652	(257)
Asbestos and silica charges not included in discontinued operations, net	-	564	11
Depreciation, depletion and amortization	518	505	531
Provision (benefit) for deferred income taxes, including $27, $(133) and $(35) related to discontinued operations	(86)	(151)	26
Distributions from related companies, net of equity in (earnings) losses	13	3	8
Change in accounting principle, net	8	-	(1)
Gain on sale of assets	(52)	(25)	-
Asbestos and silica liability payment prior to Chapter 11 filing	(311)	-	-
Other changes:
Receivables and unbilled work on uncompleted contracts	(1,442)	675	(199)
Sale (reduction) of receivables in securitization program	(180)	180	-
Inventories	7	62	(91)
Accounts payable	676	71	118
Other	(257)	24	74

Total cash flows from operating activities	(775)	1,562	1,029

Cash flows from investing activities:
Capital expenditures	(515)	(764)	(797)
Sales of property, plant and equipment	107	266	120
Acquisitions of businesses, net of cash acquired	-	-	(220)
Dispositions of businesses, net of cash disposed	224	170	61
Proceeds from sale of securities	57	62	-
Investments – restricted cash	(18)	(187)	4
Other investing activities	(51)	(20)	(26)

Total cash flows from investing activities	(196)	(473)	(858)

Cash flows from financing activities:
Proceeds from long-term borrowings	2,192	66	425
Payments on long-term borrowings	(296)	(81)	(13)
Repayments of short-term debt, net of borrowings	(32)	(2)	(1,528)
Payments of dividends to shareholders	(219)	(219)	(215)
Other financing activities	(9)	(12)	(24)

Total cash flows from financing activities	1,636	(248)	(1,355)

Effect of exchange rate changes on cash	43	(24)	(20)
Net cash flows from discontinued operations, including $1.27 billion proceeds from the Dresser Equipment Group sale	-	-	1,263

Increase in cash and equivalents	708	817	59
Cash and equivalents at beginning of year	1,107	290	231

Cash and equivalents at end of year	$1,815	$1,107	$290

Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest	$114	$104	$132
Income taxes	$173	$94	$382

See notes to consolidated financial statements.

HALLIBURTON COMPANY
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies
Description of Company. Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are one of the world’s largest oilfield services companies and a leading provider of engineering and construction services. We have five business segments that are organized around how we manage our business: Drilling and Formation Evaluation, Fluids, Production Optimization and Landmark and Other Energy Services, collectively, the Energy Services Group; and the Engineering and Construction Group, known as KBR. Through our Energy Services Group, we provide a comprehensive range of discrete and integrated products and services for the exploration, development and production of oil and gas. We serve major national and independent oil and gas companies throughout the world. Our Engineering and Construction Group provides a wide range of services to energy and industrial customers and governmental entities worldwide.
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
Revenue recognition. We generally recognize revenues as services are rendered or products are shipped. Usually the date of shipment corresponds to the date upon which the customer takes title to the product and assumes all risks and rewards of ownership. The distinction between services and product sales is based upon the overall activity of the particular business operation. Training and consulting service revenues are recognized as the services are performed. As a result of our adoption of Emerging Issues Task Force Issue No. 00-21 (EITF No. 00-21), “Revenue Arrangements with Multiple Deliverables,” for contracts entered into after June 30, 2003 that contain performance awards, such award fees are recognized when they are awarded by our customer. For contracts entered into prior to June 30, 2003, these award fees are recognized as services are performed based on our estimate of the amount to be awarded. Revenue recognition for specialized products and services is as follows:
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
Accounting for government contracts. Most of the services provided to the United States government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a guaranteed percentage applied to our estimated costs to complete the work adjusted for general, administrative and overhead costs) and a maximum award fee (subject to our customer’s discretion and tied to the specific performance measures defined in the contract). The general, administrative and overhead fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Award fees are generally evaluated and granted by our customer periodically. Similar to many cost-reimbursable contracts, these government contracts are typically subject to audit and adjustment by our customer. Services under our RIO, LogCAP and Balkans support contracts are examples of these types of arrangements.
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
Software sales. Software sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue upon shipment. Sales of use licenses are recognized as revenue over the license period. Post-contract customer support agreements are recorded as deferred revenues and recognized as revenue ratably over the contract period of generally one year’s duration.
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
Goodwill and other intangibles. Prior to 2002, for acquisitions that occurred before July 1, 2001, goodwill was amortized on a straight-line basis over periods not exceeding 40 years. Effective January 1, 2002, we ceased the amortization of goodwill. The reported amounts of goodwill for each reporting unit (segment) and intangible assets are reviewed for impairment on an annual basis and more frequently when negative conditions such as significant current or projected operating losses exist. The annual impairment test for goodwill is a two-step process and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our annual impairment tests resulted in no goodwill or intangible asset impairment.
In 2001, we recorded $42 million pretax ($38 million after-tax), or $0.09 per basic and diluted earnings per share, in goodwill amortization. If we had not amortized goodwill during 2001, our net income would have been $847 million, our basic earnings per share would have been $1.98 and our diluted earnings per share would have been $1.97.
Evaluating impairment of long-lived assets. When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed. For an asset classified as held for use, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation (amortization) is ceased while it is classified as held for sale.
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
The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Recognized gains or losses on derivatives entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of income. Gains or losses on interest rate derivatives are included in interest expense and gains or losses on commodity derivatives are included in operating income.
Foreign currency translation. Foreign entities whose functional currency is the United States dollar translate monetary assets and liabilities at year-end exchange rates, and non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, cost of product sales and revenues, and expenses associated with non-monetary balance sheet accounts which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. Foreign entities whose functional currency is not the United States dollar translate net assets at year-end rates and income and expense accounts at average exchange rates. Adjustments resulting from these translations are reflected in the consolidated statements of shareholders’ equity as cumulative translation adjustments.
Loss contingencies. We accrue for loss contingencies based upon our best estimates in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. See Note 13 for discussion of our significant loss contingencies.
Stock-based compensation. At December 31, 2003, we have six stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The weighted average assumptions and resulting fair values of options granted are as follows:

	Assumptions
					Weighted Average
	Risk-Free	Expected	Expected	Expected	Fair Value of
	Interest Rate	Dividend Yield	Life (in years)	Volatility	Options Granted

2003	3.2%	1.9%	5	59%	$12.37
2002	2.9%	2.7%	5	63%	$6.89
2001	4.5%	2.3%	5	58%	$19.11

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years ended December 31

Millions of dollars except per share data	2003	2002	2001

Net income (loss), as reported	$(820)	$(998)	$809
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(26)	(42)

Net income (loss), pro forma	$(850)	$(1,024)	$767

Basic income (loss) per share:
As reported	$(1.89)	$(2.31)	$1.89
Pro forma	$(1.96)	$(2.37)	$1.79
Diluted income (loss) per share:
As reported	$(1.88)	$(2.31)	$1.88
Pro forma	$(1.95)	$(2.37)	$1.77

Note 2. Long-Term Construction Contracts
Revenues from engineering and construction contracts are reported on the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed. Commonly used measurements are physical progress, man-hours and costs incurred.
Billing practices for engineering and construction projects are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting. Billings in excess of recognized revenues are recorded in “Advance billings on uncompleted contracts”. When billings are less than recognized revenues, the difference is recorded in “Unbilled work on uncompleted contracts”. With the exception of claims and change orders which are in the process of being negotiated with customers, unbilled work is usually billed during normal billing processes following achievement of the contractual requirements.
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

When calculating the amount of total profit or loss on a long-term contract, we include unapproved claims as revenue when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
When recording the revenue and the associated unbilled receivable for unapproved claims, we only accrue an amount equal to the costs incurred related to probable unapproved claims. Therefore, the difference between the probable unapproved claims included in determining contract profit or loss and the probable unapproved claims recorded in unbilled work on uncompleted contracts relates to forecasted costs which have not yet been incurred. The amounts included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” for each period are as follows:

	Total Probable Unapproved Claims (included in determining contract profit or loss)			Probable Unapproved Claims Accrued Revenue (unbilled work on uncompleted contracts)

Millions of dollars	2003	2002	2001	2003	2002	2001

Beginning balance	$279	$137	$93	$210	$102	$92
Additions	63	158	92	61	105	58
Costs incurred during period	-	-	-	63	19	-
Settled/Other	(109)	(16)	(48)	(109)	(16)	(48)

Ending balance	$233	$279	$137	$225	$210	$102

The probable unapproved claims recorded in 2003 relate to seven contracts, most of which are complete or substantially complete. We are actively engaged in claims negotiation with our customers. The largest claim relates to the Barracuda-Caratinga contract which was approximately 83% complete at December 31, 2003. There are probable unapproved claims that will likely not be settled within one year totaling $204 million at December 31, 2003 included in the table above that are reflected as “Other assets” on the consolidated balance sheet. All other probable unapproved claims included in the table above have been recorded to “Unbilled work on uncompleted contracts” included in the “Total receivables” amount on the consolidated balance sheet. In addition, we are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. These have a total value of $97 million at December 31, 2003 of which $78 million is unlikely to be settled within one year.
Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Amounts for unapproved claims are included in “Equity in and advances to related companies” and totaled $10 million at December 31, 2003 and $9 million at December 31, 2002. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share is valued at $59 million at December 31, 2003 of which $36 million is unlikely to be settled within one year.

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
Default provisions. Prior to the filing of the pre-packaged Chapter 11 proceedings in connection with the proposed settlement of our asbestos and silica claims, we obtained a waiver from the project owner (with the approval of the lenders financing the project) so that the filing did not constitute an event of default under the contract. In addition, the project owner also obtained a waiver from the lenders so that the Chapter 11 filing did not constitute an event of default under the project owner’s loan agreements with the lenders. The waiver received by the project owner from the lender is subject to certain conditions which have thus far been fulfilled. Included as a condition is that the pre-packaged plan of reorganization be confirmed by the bankruptcy court within 120 days of the filing of the Chapter 11 proceedings. The currently scheduled hearing date for confirmation of the plan of reorganization is not within the 120-day period. We understand that the project owner is seeking, and expects to receive, an extension of the 120-day period, but can give no assurance that it will be granted. In the event that the conditions do not continue to be fulfilled the lenders, among other things, could exercise a right to suspend the project owner’s use of advances made, and currently escrowed, to fund the project. We believe it is unlikely that the lenders will exercise any right to stop funding the project given the current status of the project and the fact that a failure to pay may allow us to cease work on the project without Petrobras having a readily available substitute contractor. However, there can be no assurance that the lenders will continue to fund the project.
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

Note 4. Acquisitions and Dispositions
Enventure and WellDynamics. In January 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure Global Technologies LLC (Enventure) and WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Enventure and WellDynamics were owned equally by Halliburton and Shell. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its Poroflex™ expandable sand screens and a distribution agreement for its Versaflex™ expandable liner hangers. Halliburton acquired an additional one percent of WellDynamics from Shell, giving Halliburton 51% ownership and control of day-to-day operations. In addition, Shell received an option to obtain Halliburton’s remaining interest in Enventure by giving Halliburton an additional 14% interest in WellDynamics. The transaction required no cash, except for the cash necessary to adjust and re-balance the current and projected working capital positions.
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
Mono Pumps. In January 2003, we sold our Mono Pumps business to National Oilwell, Inc. The sale price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell common stock, which were valued at $65 million on January 15, 2003. We recorded a pretax gain of $36 million ($21 million after tax, or $0.05 per diluted share) on the sale, which is included in our Drilling and Formation Evaluation segment. Included in the pretax gain is the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. The cumulative translation adjustment could not be tax benefited and therefore the effective tax rate for this disposition was 42%. In February 2003, we sold 2.5 million of our 3.2 million shares of the National Oilwell common stock for $52 million, which resulted in a gain of $2 million pretax, or $1 million after tax, which was recorded in “Other, net.” In February 2004, we sold the remaining shares for $20 million, resulting in a gain of $6 million.
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
Bredero-Shaw. In the second quarter of 2002, we incurred an impairment charge of $61 million ($0.14 per diluted share) related to our then-pending sale of Bredero-Shaw. On September 30, 2002, we sold our 50% interest in the Bredero-Shaw joint venture to our partner ShawCor Ltd. The sale price of $149 million was comprised of $53 million in cash, a short-term note of $25 million and 7.7 million of

ShawCor Class A Subordinate shares. Consequently, we recorded a 2002 third quarter pretax loss on the sale of $18 million, or $0.04 per diluted share, which is reflected in our Landmark and Other Energy Services segment. Included in this loss was $15 million of cumulative translation adjustment loss which was realized upon the disposition of our investment in Bredero-Shaw. During the 2002 fourth quarter, we recorded in “Other, net” a $9 million pretax loss on the sale of ShawCor shares.
European Marine Contractors Ltd. In January 2002, we sold our 50% interest in European Marine Contractors Ltd., an unconsolidated joint venture reported within our Landmark and Other Energy Services segment, to our joint venture partner, Saipem. At the date of sale, we received $115 million in cash and a contingent payment option valued at $16 million, resulting in a pretax gain of $108 million, or $0.15 per diluted share after tax. The contingent payment option was based on a formula linked to performance of the Oil Service Index. In February 2002, we exercised our option and received an additional $19 million and recorded a pretax gain of $3 million, or $0.01 per diluted share after tax, in “Other, net” in the statement of operations as a result of the increase in value of this option.
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
The tables below present information on our continuing operations business segments.

Operations by Business Segment
	Years ended December 31

Millions of dollars	2003	2002	2001

Revenues:
Drilling and Formation Evaluation	$1,643	$1,633	$1,643
Fluids	2,039	1,815	2,065
Production Optimization	2,766	2,554	2,803
Landmark and Other Energy Services	547	834	1,300

Total Energy Services Group	6,995	6,836	7,811
Engineering and Construction Group	9,276	5,736	5,235

Total	$16,271	$12,572	$13,046

Operating income (loss):
Drilling and Formation Evaluation	$177	$160	$171
Fluids	251	202	308
Production Optimization	421	384	528
Landmark and Other Energy Services	(23)	(108)	29

Total Energy Services Group	826	638	1,036
Engineering and Construction Group	(36)	(685)	111
General corporate	(70)	(65)	(63)

Total	$720	$(112)	$1,084

Capital expenditures:
Drilling and Formation Evaluation	$145	$190	$225
Fluids	54	55	92
Production Optimization	124	118	209
Landmark and Other Energy Services Group	27	149	105
Shared energy services	103	91	112

Total Energy Services Group	453	603	743
Engineering and Construction Group	62	161	54

Total	$515	$764	$797

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

Operations by Business Segment (continued)
	Years ended December 31

Millions of dollars	2003	2002	2001

Depreciation, depletion and amortization:
Drilling and Formation Evaluation	$144	$137	$126
Fluids	50	48	50
Production Optimization	104	99	95
Landmark and Other Energy Services	77	112	137
Shared energy services	92	79	66

Total Energy Services Group	467	475	474
Engineering and Construction Group	50	29	56
General corporate	1	1	1

Total	$518	$505	$531

Total assets:
Drilling and Formation Evaluation	$1,074	$1,163	$1,253
Fluids	1,030	830	1,071
Production Optimization	1,558	1,365	1,402
Landmark and Other Energy Services	895	1,399	1,766
Shared energy services	1,240	1,187	1,072

Total Energy Services Group	5,797	5,944	6,564
Engineering and Construction Group	5,082	3,104	3,187
General corporate	4,584	3,796	1,215

Total	$15,463	$12,844	$10,966

Operations by Geographic Area
	Years ended December 31

Millions of dollars	2003	2002	2001

Revenues:
United States	$4,415	$4,139	$4,911
Iraq	2,399	1	2
United Kingdom	1,473	1,521	1,800
Other areas (numerous countries)	7,984	6,911	6,333

Total	$16,271	$12,572	$13,046

Long-lived assets:
United States	$4,461	$4,617	$3,030
United Kingdom	630	691	617
Other areas (numerous countries)	917	711	744

Total	$6,008	$6,019	$4,391

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
On April 15, 2002, we entered into an agreement to sell accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. Under the terms of the agreement, new receivables are added on a continuous basis to the pool of receivables. Collections reduce previously sold accounts receivable. This funding subsidiary sells an undivided ownership interest in this pool of receivables to entities managed by unaffiliated financial institutions under another agreement. Sales to the funding subsidiary have been structured as “true sales” under applicable bankruptcy laws. While the funding subsidiary is wholly-owned by us, its assets are not available to pay any creditors of ours or of our subsidiaries or affiliates, until such time as the agreement with the unaffiliated companies is terminated following sufficient collections to liquidate all outstanding undivided ownership interests. The undivided ownership interest in the pool of receivables sold to the unaffiliated companies, therefore, is reflected as a reduction of accounts receivable in our consolidated balance sheets. The funding subsidiary retains the interest in the pool of receivables that are not sold to the unaffiliated companies and is fully consolidated and reported in our financial statements.
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
Inventories at December 31, 2003 and December 31, 2002 are composed of the following:

	December 31

Millions of dollars	2003	2002

Finished products and parts	$503	$545
Raw materials and supplies	159	141
Work in process	33	48

Total	$695	$734

Finished products and parts are reported net of obsolescence reserves of $117 million at December 31, 2003 and $140 million at December 31, 2002.

Note 8. Restricted Cash
At December 31, 2003, we had restricted cash of $259 million. Restricted cash consists of:
-	$107 million deposit that collateralizes a bond for a patent infringement judgment on appeal, included in “Other current assets” (See Note 13);
-	$78 million as collateral for potential future insurance claim reimbursements, included in “Other assets”;
-	$37 million ordered by the bankruptcy court to be set aside as part of the reorganization proceedings, included in “Other current assets”; and

84

-
$37 million ($22 million in “Other assets” and $15 million in “Other current assets”) primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.

At December 31, 2002, we had $190 million in restricted cash in “Other assets”.

Note 9. Property, Plant and Equipment
Property, plant and equipment at December 31, 2003 and 2002 are composed of the following:

Millions of dollars	2003	2002

Land	$80	$86
Buildings and property improvements	1,065	1,024
Machinery, equipment and other	4,921	4,842

Total	6,066	5,952
Less accumulated depreciation	3,540	3,323

Net property, plant and equipment	$2,526	$2,629

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

Note 10. Debt
Short-term notes payable consist primarily of overdraft facilities and other facilities with varying rates of interest. Long-term debt at the end of 2003 and 2002 consists of the following:

Millions of dollars	2003	2002

3.125% convertible senior notes due July 2023	$1,200	$-
5.5% senior notes due October 2010	748	-
1.5% plus LIBOR senior notes due October 2005	300	-
Medium-term notes due 2006 through 2027	600	750
7.6% debentures of Halliburton due August 2096	294	-
8.75% debentures due February 2021	200	200
7.6% debentures of DII Industries, LLC due August 2096	6	300
Variable interest credit facility maturing September 2009	69	66
8% senior notes which matured April 2003	-	139
Effect of interest rate swaps	9	13
Other notes with varying interest rates	11	8

Total long-term debt	3,437	1,476
Less current portion	22	295

Noncurrent portion of long-term debt	$3,415	$1,181

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
-
during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service and Standard & Poor’s are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

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
Medium-term notes. At December 31, 2003, we had outstanding notes under our medium-term note program as follows:

Amount	Due	Rate

$275 million	08/2006	6.00%
$150 million	12/2008	5.63%
$50 million	05/2017	7.53%
$125 million	02/2027	6.75%

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

Variable interest credit facility. In the fourth quarter 2002, our 51% owned consolidated subsidiary, Devonport Management Limited (DML), signed an agreement for a credit facility of £80 million maturing in September 2009. This credit facility has a variable interest rate that was equal to 4.73% on December 31, 2003. There are various financial covenants which must be maintained by DML. DML has drawn down $69 million as of December 31, 2003. Under this agreement, annual payments of approximately $20 million are due in quarterly installments. As of December 31, 2003, the available credit under this facility was approximately $57 million.
Interest rate swaps. In the second quarter of 2002, we terminated our interest rate swap agreement on our 8% senior notes. The notional amount of the swap agreement was $139 million. This interest rate swap was designated as a fair value hedge. Upon termination, the fair value of the interest rate swap was not material. In the fourth quarter 2002, we terminated the interest rate swap agreement on our 6.00% medium-term note. The notional amount of the swap agreement was $150 million. This interest rate swap was designated as a fair value hedge. Upon termination, the fair value of the interest rate swap was $13 million. These swaps had previously been classified in “Other assets” on the balance sheet. The fair value adjustments to the hedged 6.00% medium-term note are being amortized as a reduction in interest expense using the “effective yield method” over the remaining life of the medium-term note.
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
Drawings under the Senior Unsecured Credit Facility are subject to satisfaction of certain conditions, including confirmation of the proposed plan of reorganization, maintenance of certain financial covenants and the long-term senior unsecured debt of Halliburton shall have been confirmed at BBB or higher (stable outlook) by Standard & Poor’s and Baa2 or higher (stable outlook) by Moody’s Investors Service. Proceeds received by Halliburton from the issuance of debt securities, asset sales and from the settlement of asbestos and silica insurance claims reduce commitments under the Senior Unsecured Credit Facility.
Borrowings under the Revolving Credit Facility will be secured by certain of our assets until:
-	final and non-appealable confirmation of our proposed plan of reorganization;
-	our long-term senior unsecured debt is rated BBB or higher (stable outlook) by Standard & Poor’s and Baa2 or higher (stable outlook) by Moody’s Investors Service;
-	there is no material adverse change in our business condition;
-	we are not in default under the Revolving Credit Facility; and
-	there are no court proceedings pending or threatened which could have a material adverse affect on our business.
To the extent that the aggregate principal amount of all secured indebtedness exceeds five percent of the consolidated net tangible assets of Halliburton and its subsidiaries, all collateral will be shared pro rata with holders of Halliburton’s 8.75% notes due 2021, 3.125% convertible senior notes due 2023, senior notes due 2005, 5.5% senior notes due 2010, medium-term notes, 7.6% debentures due 2096, senior notes issued in January 2004 due 2007 and any other new issuance to the extent that the issuance contains a requirement that the holders thereof be equally and ratably secured with Halliburton’s other secured creditors. Security to be provided includes:
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

88

	2003		2002		2001

	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations

Asbestos and silica charges:
Pre-packaged Chapter 11 proceedings	$-	$1,016	$-	$-	$-	$-
2002 Rabinovitz Study	-	-	564	2,256	-	-
Liabilities for Harbison- Walker claims	-	-	-	-	-	632

Subtotal	-	1,016	564	2,256	-	632

Asbestos and silica insurance write-off/ (receivables):
Navigant Study	-	6	-	(1,530)	-	-
Write-off of Highlands accounts receivable	-	-	80	-	-	-
Insurance recoveries for Harbison-Walker claims	-	-	-	-	-	(537)

Subtotal	-	6	80	(1,530)	-	(537)

Other Costs:
Harbison-Walker matters	-	51	-	45	-	-
Professional fees	-	58	-	35	-	4
Cash in lieu of interest	-	24	-	-	-	-
Other costs	5	-	-	-	11	-

Subtotal	5	133	-	80	11	4

Pretax asbestos & silica charges	5	1,155	644	806	11	99
Tax (provision) benefit	(2)	5	(114)	(154)	(4)	(35)

Total asbestos & silica charges, net of tax	$3	$1,160	$530	$652	$7	$64

	December 31

Millions of dollars	2003	2002

Asbestos and silica related liabilities:
Beginning balance	$3,425	$737
Accrued liability	1,016	2,820
Payments on claims	(355)	(132)

Asbestos and silica related liabilities - ending balance (of which $2,507 and $0 is current)	$4,086	$3,425

Insurance for asbestos and silica related liabilities:
Beginning balance	$(2,059)	$(612)
(Accrual)/write-off of insurance recoveries	6	(1,530)
Write off of Highlands receivable	-	45
Insurance billings	15	38

Insurance for asbestos and silica related liabilities - ending balance	$(2,038)	$(2,059)

Accounts receivable for billings to insurance companies:
Beginning balance	$(44)	$(53)
Billed insurance recoveries	(15)	(38)
Purchase of Harbison-Walker receivable, net of allowance	(40)	-
Write-off of Highlands receivable	-	35
Payments received	3	12

Accounts receivable for billings to insurance companies - ending balance	$(96)	$(44)

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
In December 2003, we retained Navigant Consulting (formerly Peterson Consulting), a nationally-recognized consultant in asbestos and silica liability and insurance, to assist us. In conducting their analysis, Navigant Consulting performed the following with respect to both types of policies:
-
reviewed DII Industries’ historical course of dealings with its insurance companies concerning the payment of asbestos-related claims, including DII Industries’ 15-year litigation and settlement history;

-	reviewed our insurance coverage policy database containing information on key policy terms as provided by outside counsel;
-	reviewed the terms of DII Industries’ prior and current coverage-in-place settlement agreements;
-
reviewed the status of DII Industries’ and Kellogg Brown & Root’s current insurance-related lawsuits and the various legal positions of the parties in those lawsuits in relation to the developed and developing case law and the historic positions taken by insurers in the earlier filed and settled lawsuits;

-	engaged in discussions with our counsel; and
-	analyzed publicly-available information concerning the ability of the DII Industries insurers to meet their obligations.
Navigant Consulting’s analysis assumed that there will be no recoveries from insolvent carriers and that those carriers which are currently solvent will continue to be solvent throughout the period of the applicable recoveries in the projections. Based on its review, analysis and discussions, Navigant Consulting’s analysis assisted us in making our judgments concerning insurance coverage that we believe are reasonable and consistent with our historical course of dealings with our insurers and the relevant case law to determine the probable insurance recoveries for asbestos liabilities. This analysis included the probable effects of self-insurance features, such as self-insured retentions, policy exclusions, liability caps and the financial status of applicable insurers, and various judicial determinations relevant to the applicable insurance programs. The analysis of Navigant Consulting is based on information provided by us.
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

92

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
Asbestos and silica obligations and receivables based upon 2002 outside studies
Rabinovitz study. In late 2001, DII Industries retained Dr. Francine F. Rabinovitz of Hamilton, Rabinovitz & Alschuler, Inc. to estimate the probable number and value, including defense costs, of unresolved current and future asbestos and silica-related bodily injury claims asserted against DII Industries and its subsidiaries. Dr. Rabinovitz’s estimates are based on historical data supplied by us and publicly available studies, including annual surveys by the National Institutes of Health concerning the incidence of mesothelioma deaths. In addition, Dr. Rabinovitz used the following assumptions in her estimates:
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
Dr. Rabinovitz estimated the current and future total undiscounted liability for personal injury asbestos and silica claims through 2052, including defense costs, would be a range between $2.2 billion and $3.5 billion. The lower end of the range was calculated by using an average of the last five years of asbestos claims experience and the upper end of the range was calculated using the more recent two-year elevated rate of asbestos claim filings in projecting the rate of future claims. As a result of reaching an agreement in principle in December of 2002 (which was the basis of the definitive settlement agreements entered in early 2003) for the settlement of all of our asbestos and silica claims, we believed it was appropriate to adjust our accrual to use the upper end of the range contained in Dr. Rabinovitz’s study. Therefore in 2002 we recorded a pretax charge of $2.820 billion to increase our asbestos and silica liability to the upper end of the range.
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
DII Industries also agreed to pay RHI Refractories an additional $35 million if a plan of reorganization were proposed in the Harbison-Walker Chapter 11 proceedings and an additional $85 million if a plan is confirmed in the Harbison-Walker Chapter 11 proceedings, in each case acceptable to DII Industries in its sole discretion. This plan must include an injunction channeling to Section 524(g)/105 trusts all present and future asbestos and silica claims against DII Industries arising out of the Harbison-Walker business or other DII Industries’ businesses that share insurance with Harbison-Walker. The proposed plan of reorganization filed by Harbison-Walker on July 31, 2003 did not provide for a Section 524(g)/105 injunction. We do not believe it is likely that Harbison-Walker will propose or will be able to confirm a plan of reorganization in its Chapter 11 proceedings that is acceptable to DII Industries. In early 2004, we entered into an agreement with RHI Refractories to settle the $35 million and $85 million potential payments. The agreement calls for a $10 million payment to RHI and a $1 million payment to our asbestos and silica trusts on behalf of RHI Refractories. These amounts were expensed during 2003.
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
Highlands litigation. Highlands Insurance Company (Highlands) was our wholly-owned insurance company until it was spun off to our shareholders in 1996. Highlands wrote the primary insurance coverage for the construction claims related to Brown & Root, Inc. prior to 1980. On April 5, 2000, Highlands filed a lawsuit against Halliburton in the Delaware Chancery Court asserting that the construction claims insurance it wrote for Brown & Root, Inc. was terminated by agreements between Halliburton and Highlands at the time of the 1996 spin-off. In March 2001, the Chancery Court ruled that a termination did occur and that Highlands was not obligated to provide coverage for Brown & Root, Inc.’s construction claims. This decision was affirmed by the Delaware Supreme Court on March 13, 2002. As a result of this ruling in the first quarter 2002, we wrote off approximately $35 million in accounts receivable for amounts paid for claims and defense costs and $45 million of accrued receivables in relation to estimated insurance recoveries claims settlements from Highlands.
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

Debtors-in-Possession
Condensed Combined Statement of Operations
(Millions of dollars)
(Unaudited)

Year Ended
December 31, 2003

Revenues	$2,040
Equity in earnings of majority owned subsidiaries	70

Total revenues	2,110
Operating costs and expenses	2,328

Operating loss	(218)
Nonoperating expenses, net	(26)

Loss from continuing operations before income taxes	(244)
Income tax benefit	88

Loss from continuing operations	(156)
Loss from discontinued operations, net of tax benefit of $5	(1,160)

Net loss	$(1,316)

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

Debtors-in-Possession
Condensed Combined Balance Sheet
(Millions of dollars)
(Unaudited)

December 31,
2003

Assets
Current assets:
Cash and equivalents	$108
Receivables:
Trade, net	191
Intercompany, net	50
Unbilled work on uncompleted contracts	60
Other, net	75

Total receivables, net	376
Inventories	23
Right to Halliburton shares (1)	1,547
Other current assets	80

Total current assets	2,134
Property, plant and equipment, net	91
Goodwill, net	188
Investments in majority owned subsidiaries	1,567
Insurance for asbestos and silica related liabilities	2,038
Noncurrent deferred income taxes	436
Other assets	257

Total assets	$6,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13
Accrued employee compensation and benefits	30
Advance billings on uncompleted contracts	23
Prepetition liabilities not subject to compromise	834
Current prepetition asbestos and silica related liabilities subject to compromise	2,507
Other current liabilities	14

Total current liabilities	3,421
Prepetition liabilities not subject to compromise	137
Noncurrent prepetition asbestos and silica related liabilities subject to compromise	1,579
Other liabilities	2

Total liabilities	5,139

Shareholders’ equity	1,572

Total liabilities and shareholders’ equity	$6,711

(1) This line item represents an option for DII Industries to acquire 59.5 million shares of Halliburton common stock at no cost and was valued at $26 based upon the closing price on December 31, 2003.

Debtors-in-Possession
Condensed Combined Statement of Cash Flows
(Millions of dollars)
(Unaudited)

Year Ended
December 31, 2003

Total cash flows from operating activities	$(1,226)

Total cash flows from investing activities	2

Total cash flows from activities with Halliburton	1,306

Effect of exchange rate changes on cash	(5)

Increase (decrease) in cash and equivalents	77
Cash and equivalents at beginning of year	31

Cash and equivalents at end of year	$108

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
There can be no assurance that we will obtain the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us. In such event, a prolonged Chapter 11 proceeding could adversely effect the Debtors’ relationships with customers, suppliers and employees, which in turn could adversely affect the Debtors’ competitive position, financial condition and results of operations. In addition, if the Debtors are unsuccessful in obtaining confirmation of a plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings, which could have a material adverse affect on Halliburton.

Note 13. Other Commitments and Contingencies
United States government contract work. We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including under world-wide United States Army logistics contracts, known as LogCAP, and under contracts to rebuild Iraq’s petroleum industry, known as RIO. Our government services revenue related to Iraq totaled approximately $3.6 billion in 2003. Our units operating in Iraq and elsewhere under government contracts such as LogCAP and RIO consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency, or DCAA, and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.

The results of a preliminary audit by the DCAA in December 2003 alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. After a review, the Army Corps of Engineers, which is our client and oversees the project, concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation. We have recently been advised by the Criminal Division of the United States Department of Justice that it too may decide to investigate this matter. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss. During 2003, we recognized revenues and received full payment related to these services. We have also in the past had inquiries by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. The Department of Justice has not alleged any overcharges, and we believe that any allegation of overcharges would be without merit.
On January 22, 2004, we announced the identification by our internal audit function of a potential over billing of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential over billing while we conduct our own investigation into the matter. We are also continuing to review whether third party subcontractors paid, or attempted to pay one or two former employees in connection with the potential $6 million over billing. We have not recognized revenue or the related subcontractor costs related to this issue.
The DCAA has raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait during 2003. We have taken two actions in response to the issues raised by the DCAA. First, we have temporarily credited $36 million to the Department of Defense until Halliburton, the DCAA and the Army Materiel Command agree on a process to be used for invoicing for food services. We have recognized revenues and related costs associated with these services, and the $36 million is reflected in “Notes and accounts receivable” in our December 31, 2003 consolidated balance sheet. Second, we are not submitting $141 million of additional food services invoices until an internal review is completed regarding the number of meals ordered by the Army Materiel Command and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. The $141 million amount is our “order of magnitude” estimate of the remaining amounts (in addition to the $36 million we already temporarily credited) being questioned by the DCAA. We have recognized revenues and related costs associated with these services, and the $141 million is reflected in “Unbilled work on uncompleted contracts” in our December 31, 2003 consolidated balance sheet. The issues relate to whether invoicing should be based on the number of meals ordered by the Army Materiel Command or whether invoicing should be based on the number of personnel served. We have been invoicing based on the number of meals ordered. The DCAA is contending that the invoicing should be based on the number of personnel served. We believe our position is correct, but have undertaken a comprehensive review of its propriety and the views of the DCAA. However, we cannot predict when the issue will be resolved with the DCAA. In the meantime, we may withhold all or a portion of the payments to our subcontractors relating to the withheld invoices pending resolution of the issues. Except for the $36 million in credits and the $141 million of withheld invoices, all our invoicing in Iraq and Kuwait for other food services and other matters are being processed and sent to the Army Materiel Command for payment in the ordinary course.

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
Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen, LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws in failing to disclose a change in the manner in which we accounted for revenues associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims. On March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in federal court against certain of our present and former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the consolidated cases would be settled. The memorandum of understanding called for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After that announcement, one of the lead plaintiffs announced that it was dissatisfied with the lead plaintiffs’ counsel’s handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs’ counsel. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing. The attorneys representing the dissident plaintiff filed yet another class action case in August 2003 raising, in addition to allegations similar to those raised in the earlier filed actions, claims growing out of the September 1998 Dresser merger. We believe that the allegations in that action, styled Kimble v. Halliburton Company, et al., are without merit and we intend to vigorously defend against them. We also believe that those new allegations fall within the scope of the memorandum of understanding and that the settlement, if approved and consummated, will dispose of those claims in their entirety. The parties are awaiting an order from the court consolidating that action with the others.
As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by our directors’ and officers’ insurance carrier. As such, we have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier.

BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc. in a patent infringement lawsuit brought by BJ Services Company, or BJ. The lawsuit alleged that our Phoenix fracturing fluid infringed a patent issued to BJ in January 2000 for a method of well fracturing using a specific fracturing fluid. The jury awarded BJ approximately $98 million in damages, plus pre-judgment interest, and the court enjoined us from further use of our Phoenix fracturing fluid. BJ Services’ judgment against us was affirmed by the federal appellate court in August 2003. Thereafter, we filed a petition for rehearing before the full federal circuit court. That petition was denied by order dated October 17, 2003. In mid-January 2004 we filed a petition for writ of certiorari requesting that the United States Supreme Court review and reverse the judgment. In light of the trial court’s decision in April 2002, a total of $102 million was accrued in the first quarter of 2002, which was comprised of the $98 million judgment and $4 million in pre-judgment interest costs. We do not expect the loss of the use of the Phoenix fracturing fluid to have a material adverse impact on our overall energy services business. We have alternative products to use in our fracturing operations and have not been using the Phoenix fracturing fluid since April 2002.
Anglo-Dutch (Tenge). On October 24, 2003, a Texas district court jury returned a verdict finding a subsidiary of Halliburton liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oil field in the former Soviet Republic of Kazakhstan. On January 20, 2004, the judge in that case entered judgment against us and our co-defendants, Ramco Oil & Gas, Ltd. and Ramco Energy, PLC (collectively, “Ramco”), jointly and severally, for the total sum of $106 million. That sum includes approximately $25 million in prejudgment interest on future lost profits damages which we believe was awarded contrary to law. A charge in the amount of $77 million was recorded in the third quarter of 2003 related to this matter. In February 2004, the court ordered the parties to appear on March 8, 2004 at which time the court will rehear our motions. We have posted cash in lieu of a bond in the amount of $25 million and intend to vigorously prosecute our appeal in the event that the court upholds the jury verdict at the conclusion of the March 8, 2004 hearing.
Newmont Gold. In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately a month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed which would require trial. We believe our exposure is no more than $40 million; however, we believe that we have valid defenses to Newmont’s claims and intend to vigorously defend the matter. As of December 31, 2003, we had not accrued any amounts related to this matter.
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

Nigerian joint venture. It has been reported that a French magistrate is investigating whether illegal payments were made in connection with the construction and subsequent expansion of a multi-billion dollar gas liquefication complex and related facilities at Bonny Island, in Rivers State, Nigeria. TSKJ and other similarly-owned entities have entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total) and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan and Kellogg Brown & Root, each of which owns 25% of the venture. The United States Department of Justice and the SEC have met with Halliburton to discuss this matter and have asked Halliburton for cooperation and access to information in reviewing this matter in light of the requirements of the United States Foreign Corrupt Practices Act. Halliburton has engaged outside counsel to investigate any allegations and is cooperating with the government’s inquiries. As of December 31, 2003, we had not accrued any amounts related to this investigation.
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
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of December 31, 2003, including $252 million which relate to our joint ventures’ operations.
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

Millions of dollars	2003	2002	2001

Rental expense	$193	$149	$172

Future total rentals on noncancelable operating leases are as follows: $143 million in 2004; $96 million in 2005; $80 million in 2006; $58 million in 2007; $45 million in 2008; and $267 million thereafter.

Note 14. Income Taxes
The components of the (provision)/benefit for income taxes on continuing operations are:

	Years ended December 31

Millions of dollars	2003	2002	2001

Current income taxes:
Federal	$(167)	$71	$(146)
Foreign	(181)	(173)	(157)
State	1	4	(20)

Total Current	(347)	(98)	(323)

Deferred income taxes:
Federal	80	(11)	(58)
Foreign	25	11	(8)
State	8	18	5

Total Deferred	113	18	(61)

Provision for Income Taxes	$(234)	$(80)	$(384)

The United States and foreign components of income (loss) from continuing operations before income taxes, minority interest and change in accounting principle are as follows:

	Years ended December 31

Millions of dollars	2003	2002	2001

United States	$254	$(537)	$565
Foreign	358	309	389

Total	$612	$(228)	$954

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes, minority interest and change in accounting principle are as follows:

	Years ended December 31

	2003	2002	2001

United States Statutory rate	35.0%	35.0%	35.0%
Rate differentials on foreign earnings	0.8	(1.8)	3.4
State income taxes, net of federal income tax benefit	0.9	0.9	1.4
Prior years	1.6	14.5	-
Dispositions	(1.6)	(12.3)	-
Valuation allowance	-	(71.5)	-
Other items, net	1.5	-	0.5

Total effective tax rate on continuing operations	38.2%	(35.2)%	40.3%

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

The primary components of our deferred tax assets and liabilities and the related valuation allowances, including deferred tax accounts associated with discontinued operations are as follows:

	December 31

Millions of dollars	2003	2002

Gross deferred tax assets:
Asbestos and silica related liabilities	$1,463	$1,201
Employee compensation and benefits	275	282
Foreign tax credit carryforward	113	49
Capitalized research and experimentation	100	75
Accrued liabilities	100	102
Construction contract accounting	94	114
Net operating loss carryforwards	83	81
Insurance accruals	77	78
Alternative minimum tax credit carryforward	30	5
Other	191	147

Total	$2,526	$2,134

Gross deferred tax liabilities:
Insurance for asbestos and silica related liabilities	$631	$724
Depreciation and amortization	129	188
Nonrepatriated foreign earnings	36	36
Other	11	13

Total	$807	$961

Valuation allowances:
Future tax attributes related to asbestos and silica litigation	$624	$233
Foreign tax credit limitation	113	49
Net operating loss carryforwards	56	77
Other	-	7

Total	$793	$366

Net deferred income tax asset	$926	$807

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

Note 15. Shareholders’ Equity and Stock Incentive Plans
The following tables summarize our common stock and other shareholders’ equity activity:

(Millions of dollars)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income

Balance at December 31, 2000	$1,132	$259	$(845)	$(63)	$3,733	$(288)

Cash dividends paid	-	-	-	-	(215)	-
Reissuance of treasury stock for:
Stock purchase, compensation and incentive plans, net	2	30	51	-	-	-
Acquisition	4	11	140	-	-	-
Treasury stock purchased	-	-	(34)	-	-	-
Current year awards, net of tax	-	-	-	(24)	-	-
Tax benefit from exercise of options	-	(2)	-	-	-	-

Total dividends and other transactions with shareholders	6	39	157	(24)	(215)	-

Comprehensive income:
Net income	-	-	-	-	809	-
Other comprehensive income,
net of tax:
Cumulative translation adjustments	-	-	-	-	-	(32)
Realization of losses included in net income	-	-	-	-	-	102
Minimum pension liability adjustment, net of income taxes of $13	-	-	-	-	-	(15)
Unrealized (loss) on investments and derivatives	-	-	-	-	-	(3)

Total comprehensive income (loss)	-	-	-	-	809	52

Balance at December 31, 2001	$1,138	$298	$(688)	$(87)	$4,327	$(236)

Cash dividends paid	-	-	-	-	(219)	-
Reissuance of treasury stock for:
Stock purchase, compensation and incentive plans, net	1	(24)	62	-	-	-
Stock issued for acquisition	2	24	-	-	-	-
Treasury stock purchased	-	-	(4)	-	-	-
Current year awards, net of tax	-	-	-	12	-	-
Tax benefit from exercise of options	-	(5)	-	-	-	-

Total dividends and other transactions with shareholders	3	(5)	58	12	(219)	-

Comprehensive income:
Net loss	-	-	-	-	(998)	-
Other comprehensive income, net of tax:
Cumulative translation adjustments	-	-	-	-	-	69
Realization of losses included in net income	-	-	-	-	-	15
Minimum pension liability adjustment, net of income taxes of $70	-	-	-	-	-	(130)
Unrealized gain on investments and derivatives	-	-	-	-	-	1

Total comprehensive income (loss)	-	-	-	-	(998)	(45)

Balance at December 31, 2002	$1,141	$293	$(630)	$(75)	$3,110	$(281)

(Millions of dollars)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income

Balance at December 31, 2002	$1,141	$293	$(630)	$(75)	$3,110	$(281)

Cash dividends paid	-	-	-	-	(219)	-
Reissuance of treasury stock for:
Stock purchase, compensation and incentive plans, net	1	(19)	60	-	-	-
Treasury stock purchased	-	-	(7)	-	-	-
Current year awards, net of tax	-	-	-	11	-	-
Tax benefit from exercise of options	-	(1)	-	-	-	-

Total dividends and other transactions with shareholders	1	(20)	53	11	(219)	-

Comprehensive income:
Net loss	-	-	-	-	(820)	-
Other comprehensive income, net of tax:
Cumulative translation adjustments	-	-	-	-	-	43
Realization of losses included in net income	-	-	-	-	-	15
Minimum pension liability adjustment, net of income taxes of $25	-	-	-	-	-	(88)
Unrealized gain on investments and derivatives	-	-	-	-	-	13

Total comprehensive income (loss)	-	-	-	-	(820)	(17)

Balance at December 31, 2003	$1,142	$273	$(577)	$(64)	$2,071	$(298)

Accumulated other comprehensive income	December 31

Millions of dollars	2003	2002	2001

Cumulative translation adjustments	$(63)	$(121)	$(205)
Pension liability adjustments	(245)	(157)	(27)
Unrealized gains (losses) on investments and derivatives	10	(3)	(4)

Total accumulated other comprehensive income	$(298)	$(281)	$(236)

Shares of common stock	December 31

Millions of shares	2003	2002	2001

Issued	457	456	455
In treasury	(18)	(20)	(21)

Total shares of common stock outstanding	439	436	434

Our 1993 Stock and Incentive Plan provides for the grant of any or all of the following types of awards:
-	stock options, including incentive stock options and non-qualified stock options;
-	stock appreciation rights, in tandem with stock options or freestanding;
-	restricted stock;
-	performance share awards; and
-	stock value equivalent awards.
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
The following table represents our stock options granted, exercised and forfeited during the past three years:

Stock Options	Number ofShares (in millions)	Exercise Price per Share	Weighted Average Exercise Price per Share

Outstanding at December 31, 2000	14.7	$8.28 – 61.50	$34.54

Granted	3.6	12.93 – 45.35	35.56
Exercised	(0.7)	8.93 – 40.81	25.34
Forfeited	(0.5)	12.32 – 54.50	36.83

Outstanding at December 31, 2001	17.1	$8.28 – 61.50	$35.10

Granted	2.6	9.10 – 19.75	12.57
Exercised	-*	8.93 – 17.21	11.39
Forfeited	(1.2)	8.28 – 54.50	31.94

Outstanding at December 31, 2002	18.5	$9.10 – 61.50	$32.10

Granted	2.4	18.60 – 24.76	23.45
Exercised	(0.4)	8.28 – 23.52	14.75
Forfeited	(1.0)	9.10 – 54.50	32.07

Outstanding at December 31, 2003	19.5	$9.10 – 61.50	$31.34

*Actual exercises for 2002 were approximately 30,000 shares.

Options outstanding at December 31, 2003 are composed of the following:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (in millions)	Weighted Average Exercise Price

$9.10 – 23.79	5.6	7.2	$18.30	1.8	$17.57
$23.80 – 32.40	5.4	5.0	28.82	4.3	28.85
$32.41 – 39.54	4.9	5.4	38.44	4.8	38.44
$39.55 – 61.50	3.6	5.7	45.57	2.9	46.90

$9.10 – 61.50	19.5	5.9	$31.34	13.8	$34.59

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

Stock options generally expire 10 years from the grant date. Stock options under the 1993 Stock and Incentive Plan vest ratably over a three or four year period. Other plans have vesting periods ranging from three to 10 years. Options under the Non-Employee Directors’ Plan vest after six months.
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
Our Employees’ Restricted Stock Plan was established for employees who are not officers, for which 200,000 shares of common stock have been reserved. At December 31, 2003, 151,850 shares (net of 43,550 shares forfeited) have been issued. Forfeitures were 800 in 2003, 400 in 2002, and 800 in 2001. No further grants are being made under this plan.
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
Restricted shares issued under the 1993 Stock and Incentive Plan, Restricted Stock Plan for Non-Employee Directors, Employees’ Restricted Stock Plan and the Career Executive Incentive Stock Plan are limited as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares in which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock, on the date of issuance, is being amortized and charged to income (with similar credits to paid-in capital in excess of par value) generally over the average period during which the restrictions lapse. At December 31, 2003, the unamortized amount is $64 million. We recognized compensation costs of $20 million in 2003, $38 million in 2002, and $23 million in 2001.
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
We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the Employee Stock Purchase Plan is reflected in net income because it is not considered a compensatory plan.
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
-
our defined contribution plans provide retirement contributions in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $87 million, $80 million and $129 million in 2003, 2002 and 2001, respectively;

-	our defined benefit plans include both funded and unfunded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service or compensation; and
-
our postretirement medical plans are offered to specific eligible employees. These plans are contributory. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contribution. Participants’ contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate. For another postretirement medical plan we have generally absorbed the majority of the costs; however, an amendment was made to this plan in 2003 to limit the company’s share of costs. Total amendments made in 2003 decreased the accumulated benefit obligation by $93 million.

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

	Pension Benefits
					Other
Benefit obligations	United States	Int’l	United States	Int’l	Postretirement Benefits

Millions of dollars	2003		2002		2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$144	$2,239	$140	$1,968	$186	$157
Service cost	1	72	1	72	1	1
Interest cost	10	120	9	102	12	11
Plan participants’ contributions	-	17	-	14	13	11
Effect of business combinations and new plans	-	12	-	70	-	-
Amendments	-	-	1	(4)	(93)	-
Divestitures	-	(56)	-	(5)	-	-
Settlements/curtailments	-	4	(1)	(1)	-	-
Currency fluctuations	-	54	-	102	-	-
Actuarial gain/(loss)	18	107	5	(27)	4	33
Benefits paid	(13)	(68)	(11)	(52)	(26)	(27)

Benefit obligation at end of year	$160	$2,501	$144	$2,239	$97	$186

Accumulated benefit obligation at end of year	$158	$2,230	$142	$2,032	$-	$-

	Pension Benefits
					Other
Plan assets	United States	Int’l	United States	Int’l	Postretirement Benefits

Millions of dollars	2003		2002		2003	2002

Change in plan assets
Fair value of plan assets at beginning of year	$113	$1,886	$130	$1,827	$-	$-
Actual return on plan assets	8	152	(6)	(69)	-	-
Employer contributions	2	53	1	36	13	16
Settlements and transfers	-	(33)	(1)	-	-	-
Plan participants’ contributions	3	17	-	14	13	11
Effect of business combinations and new plans	-	-	-	45	-	-
Divestitures	-	(47)	-	(5)	-	-
Currency fluctuations	-	43	-	89	-	-
Benefits paid	(13)	(68)	(11)	(51)	(26)	(27)

Fair value of plan assets at end of year	$113	$2,003	$113	$1,886	$-	$-

Our pension plan weighted-average asset allocations at December 31, 2003 and 2002 and the target allocations for 2004, by asset category are as follows:

		Percentage of Plan Assets at Year End

	Target	United States	Int’l	United States	Int’l
	Allocation
	2004	2003		2002

Asset category
Equity securities	45% - 70%	45%	63%	44%	61%
Debt securities	30% - 55%	23%	34%	26%	37%
Real estate	0%	0%	0%	0%	0%
Other - STIF	0% - 5%	32%	3%	30%	2%

Total		100%	100%	100%	100%

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
Funded status
The funded status of the plans, reconciled to the amount reported on the statement of financial position, is as follows:

	Pension Benefits
					Other
	United States	Int’l	United States	Int’l	Postretirement Benefits

End of year (in millions of dollars)	2003		2002		2003	2002

Fair value of plan assets at end of year	$113	$2,003	$113	$1,886	$-	$-
Benefit obligation at end of year	160	2,501	144	2,239	97	186

Funded status	$(47)	$(498)	$(31)	$(353)	$(97)	$(186)
Employer contribution	-	5	-	-	2	2
Unrecognized transition obligation/(asset)	(1)	(1)	-	(2)	-	-
Unrecognized actuarial (gain)/loss	76	594	56	477	23	20
Unrecognized prior service cost/(benefit)	1	(1)	1	-	(90)	2
Purchase accounting adjustment	-	(77)	-	(70)	-	-

Net amount recognized	$29	$22	$26	$52	$(162)	$(162)

Amounts recognized in the statement of financial position are as follows:

	Pension Benefits
					Other
	United States	Int’l	United States	Int’l	Postretirement Benefits

End of year (in millions of dollars)	2003		2002		2003	2002

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$31	$95	$30	$102	$-	$-
Accrued benefit liability including additional minimum liability	(76)	(361)	(59)	(250)	162	162
Intangible asset	-	8	2	12	-	-
Accumulated other comprehensive income, net of tax	48	197	35	122	-	-
Deferred tax asset	26	83	18	66	-	-

Net amount recognized	$29	$22	$26	$52	$162	$162

We recognized an additional minimum pension liability for the underfunded defined benefit plans of $107 million in 2003 and $212 million in 2002, of which $88 million was recorded as “Other comprehensive income” in 2003 and $130 million was recorded as “Other comprehensive income” in 2002. The additional minimum liability is equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount is recognized as either an intangible asset or a reduction of shareholders’ equity.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002 are as follows:

	Pension Benefits

Millions of dollars	2003	2002

Projected benefit obligation	$2,630	$2,319
Accumulated benefit obligation	$2,363	$2,121
Fair value of plan assets	$2,087	$1,942

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

Net periodic cost

	Pension Benefits
							Other
	United States	Int’l	United States	Int’l	United States	Int’l	Postretirement Benefits
End of year
(millions of dollars)	2003		2002		2001		2003	2002	2001

Components of net periodic benefit cost
Service cost	$1	$72	$1	$72	$2	$60	$1	$1	$2
Interest cost	10	120	9	102	13	89	12	11	15
Expected return on plan assets	(12)	(136)	(13)	(106)	(18)	(95)	-	-	-
Transition amount	-	(1)	-	(2)	-	(2)	-	-	-
Amortization of prior service cost	-	-	(2)	(6)	(2)	(6)	-	-	(3)
Settlements/curtailments	2	-	-	(2)	16	-	-	-	(221)
Recognized actuarial (gain)/loss	1	18	1	3	(1)	(9)	1	(1)	(1)

Net periodic benefit (income)/cost	$2	$73	$(4)	$61	$10	$37	$14	$11	$(208)

Assumptions
Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations and rates of compensation increases vary for the different plans according to the local economic conditions. The rates used are as follows:

	Pension Benefits
Weighted-average							Other
assumptions used to determine benefit	United States	Int’l	United States	Int’l	United States	Int’l	Postretirement Benefits
obligations at
December 31	2003		2002		2001		2003	2002	2001

Discount rate	6.25%	2.5-18.0%	7.0%	5.25-20.0%	7.25%	5.0-8.0%	6.25%	7.0%	7.25%
Rate of compensation increase	4.5%	2.0-15.5%	4.5%	3.0-21.0%	4.5%	3.0-7.0%	N/A	N/A	N/A

Weighted-average	Pension Benefits
assumptions used to							Other
determine net periodic benefit cost	United States	Int’l	United States	Int’l	United States	Int’l	Postretirement Benefits
for years ended
December 31	2003		2002		2001		2003	2002	2001

Discount rate	7.0%	2.5-20.0%	7.25%	5.0-20.0%	7.5%	5.0-8.0%	7.0%	7.25%	7.50%
Expected return on plan assets	8.75%	5.5-8.0%	9.0%	5.5-9.0%	9.0%	5.5-9.0%	N/A	N/A	N/A
Rate of compensation increase	4.5%	2.0-21.0%	4.5%	3.0-21.0%	4.5%	3.0-7.0%	N/A	N/A	N/A

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

Assumed health care cost trend rates are not expected to have a significant impact on the amounts reported for the total of the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
Millions of dollars	Increase	(Decrease)

Effect on total of service and interest cost components	$-	$-
Effect on the postretirement benefit obligation	$1	$(1)

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
Combined summarized financial information for all jointly owned operations that are accounted for under the equity method is as follows:

Combined Operating Results	Years ended December 31

Millions of dollars	2003	2002	2001

Revenues	$2,576	$1,948	$1,987

Operating income	$124	$200	$231

Net income	$74	$159	$169

Combined Financial Position	December 31

Millions of dollars	2003	2002

Current assets	$1,355	$1,404
Noncurrent assets	3,044	1,876

Total	$4,399	$3,280

Current liabilities	$1,332	$1,155
Noncurrent liabilities	2,277	1,367
Minority interests	3	-
Shareholders’ equity	787	758

Total	$4,399	$3,280

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

Gain on Disposal of Discontinued Operations
Millions of dollars	2001

Proceeds from sale, less intercompany settlement	$1,267
Net assets disposed	(769)

Gain before taxes	498
Income taxes	(199)

Gain on disposal of discontinued operations	$299

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

Note 23. New Accounting Pronouncements
On January 1, 2003 we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at December 31, 2003 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.
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

HALLIBURTON COMPANY
Selected Financial Data
(Unaudited)

	Years ended December 31
Millions of dollars and shares
except per share and employee data	2003	2002	2001	2000	1999

Total revenues	$16,271	$12,572	$13,046	$11,944	$12,313

Total operating income (loss)	720	(112)	1,084	462	401
Nonoperating expense, net	(108)	(116)	(130)	(127)	(94)

Income (loss) from continuing operations before income taxes and minority interest	612	(228)	954	335	307
Provision for income taxes	(234)	(80)	(384)	(129)	(116)
Minority interest in net income of consolidated subsidiaries	(39)	(38)	(19)	(18)	(17)

Income (loss) from continuing operations	$339	$(346)	$551	$188	$174

Income (loss) from discontinued operations	$(1,151)	$(652)	$257	$313	$283

Net income (loss)	$(820)	$(998)	$809	$501	$438

Basic income (loss) per share
Continuing operations	$0.78	$(0.80)	$1.29	$0.42	$0.40
Net income (loss)	(1.89)	(2.31)	1.89	1.13	1.00
Diluted income (loss) per share
Continuing operations	0.78	(0.80)	1.28	0.42	0.39
Net income (loss)	(1.88)	(2.31)	1.88	1.12	0.99
Cash dividends per share	0.50	0.50	0.50	0.50	0.50
Return on average shareholders’ equity	(26.86)%	(24.02)%	18.64%	12.20%	10.49%

Financial position
Net working capital	$1,377	$2,288	$2,665	$1,742	$2,329
Total assets	15,463	12,844	10,966	10,192	9,639
Property, plant and equipment, net	2,526	2,629	2,669	2,410	2,390
Long-term debt (including current maturities)	3,437	1,476	1,484	1,057	1,364
Shareholders’ equity	2,547	3,558	4,752	3,928	4,287
Total capitalization	6,002	5,083	6,280	6,555	6,590
Shareholders’ equity per share	5.80	8.16	10.95	9.20	9.69
Average common shares outstanding (basic)	434	432	428	442	440
Average common shares outstanding (diluted)	437	432	430	446	443

Other financial data
Capital expenditures	$(515)	$(764)	$(797)	$(578)	$(520)
Long-term borrowings (repayments), net	1,896	(15)	412	(308)	(59)
Depreciation, depletion and amortization expense	518	505	531	503	511
Goodwill amortization included in depreciation, depletion and amortization expense	-	-	42	44	33
Payroll and employee benefits	(5,154)	(4,875)	(4,818)	(5,260)	(5,647)
Number of employees	101,381	83,000	85,000	93,000	103,000

HALLIBURTON COMPANY
Quarterly Data and Market Price Information
(Unaudited)

	Quarter

Millions of dollars except per share data	First	Second	Third	Fourth	Year

2003
Revenues	$3,060	$3,599	$4,148	$5,464	$16,271
Operating income	142	71	204	303	720
Income from continuing operations	59	42	92	146	339
Loss from discontinued operations	(8)	(16)	(34)	(1,093)	(1,151)
Cumulative effect of change in accounting principal, net of tax benefit of $5	(8)	-	-	-	(8)
Net income (loss)	43	26	58	(947)	(820)
Earnings per share:
Basic income (loss) per share:
Income (loss) from continuing operations	0.14	0.09	0.21	0.34	0.78
Loss from discontinued operations	(0.02)	(0.03)	(0.08)	(2.52)	(2.65)
Cumulative effect of change in accounting principal, net of tax benefit	(0.02)	-	-	-	(0.02)
Net income (loss)	0.10	0.06	0.13	(2.18)	(1.89)
Diluted income (loss) per share:
Income (loss) from continuing operations	0.14	0.09	0.21	0.34	0.78
Loss from discontinued operations	(0.02)	(0.03)	(0.08)	(2.51)	(2.64)
Cumulative effect of change in accounting principal, net of tax benefit	(0.02)	-	-	-	(0.02)
Net income (loss)	0.10	0.06	0.13	(2.17)	(1.88)
Cash dividends paid per share	0.125	0.125	0.125	0.125	0.50
Common stock prices (1)
High	21.79	24.97	25.90	27.20	27.20
Low	17.20	19.98	20.50	22.80	17.20

2002
Revenues	$3,007	$3,235	$2,982	$3,348	$12,572
Operating income (loss)	123	(405)	191	(21)	(112)
Income (loss) from continuing operations	50	(358)	94	(132)	(346)
Loss from discontinued operations	(28)	(140)	-	(484)	(652)
Net income (loss)	22	(498)	94	(616)	(998)
Earnings per share:
Basic income (loss) per share:
Income (loss) from continuing operations	0.12	(0.83)	0.22	(0.30)	(0.80)
Loss from discontinued operations	(0.07)	(0.32)	-	(1.12)	(1.51)
Net income (loss)	0.05	(1.15)	0.22	(1.42)	(2.31)
Diluted income (loss) per share:
Income (loss) from continuing operations	0.12	(0.83)	0.22	(0.30)	(0.80)
Loss from discontinued operations	(0.07)	(0.32)	-	(1.12)	(1.51)
Net income (loss)	0.05	(1.15)	0.22	(1.42)	(2.31)
Cash dividends paid per share	0.125	0.125	0.125	0.125	0.50
Common stock prices (1)
High	18.00	19.63	16.00	21.65	21.65
Low	8.60	14.60	8.97	12.45	8.60

(1)   New York Stock Exchange - composite transactions high and low intraday price.

PART III

Item 10. Directors and Executive Officers of Registrant.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Election of Directors.” The information required for the executive officers of the Registrant is included under Part I on pages 11 and 12 of this annual report.

Audit Committee Financial Expert
In the business judgment of the Board of Directors, all five members of the Audit Committee, Robert L. Crandall, Kenneth T. Derr, W. R. Howell, Ray L. Hunt and C. J. Silas, are independent and have accounting or related financial management experience required under the listing standards and have been designated by the Board of Directors as “audit committee financial experts”.

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the captions “Compensation Committee Report on Executive Compensation,” “Comparison of Cumulative Total Return,” “Summary Compensation Table,” “Option Grants for Fiscal 2003,” “Aggregated Option Exercises in Fiscal 2003 and December 31, 2003 Option Values,” “Long-term Incentive Plans - Awards in Fiscal 2003,” “Employment Contracts and Change-in-Control Arrangements,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners and Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement dated March 23, 2004 (File No. 1-3492), under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements:

The reports of Independent Public Accountants and the financial statements of the Company as required by Part II, Item 8, are included on pages 64 and 65 and pages 66 through 122 of this annual report. See index on page 14.

	2.	Financial Statement Schedules:	Page No.

		Report on supplemental schedule of KPMG LLP	140

		Schedule II - Valuation and qualifying accounts for the three years ended December 31, 2003	141

Note: All schedules not filed with this report required by Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to financial statements.

	3.	Exhibits:

Exhibit
Number	Exhibits

2.1
Disclosure Statement for the Proposed Joint Pre-packaged Plan of Reorganization for Mid-Valley, Inc., DII Industries, LLC, Kellogg Brown & Root, Inc., KBR Technical Services, Inc., Kellogg Brown & Root Engineering Corporation, Kellogg Brown & Root International, Inc. (a Delaware corporation), Kellogg Brown & Root International, Inc. (a Panamanian corporation), and BPM Minerals, LLC under Chapter 11 of the United States Bankruptcy Code dated September 18, 2003 (incorporated by reference to Exhibit 99 to Halliburton’s Form 8-K dated as of September 22, 2003, File No. 1-3492).

2.2
Supplemental Disclosure Statement for First Amended Joint Pre-packaged Plan of Reorganization for Mid-Valley, Inc., DII Industries, LLC, Kellogg Brown & Root, Inc., KBR Technical Services, Inc., Kellogg Brown & Root Engineering Corporation, Kellogg Brown & Root International, Inc. (a Delaware corporation), Kellogg Brown & Root International, Inc. (a Panamanian corporation), and BPM Minerals, LLC under Chapter 11 of the United States Bankruptcy Code dated November 14, 2003 (incorporated by reference to Exhibit 99 to Halliburton’s Form 8-K dated as of November 19, 2003, File No. 1-3492).

3.1
Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on July 23, 1998 (incorporated by reference to Exhibit 3(a) to Halliburton’s Form 10-Q for the quarter ended June 30, 1998, File No. 1-3492).

3.2	By-laws of Halliburton revised effective February 12, 2003 (incorporated by reference to Exhibit 3.2 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

4.1
Form of debt security of 8.75% Debentures due February 12, 2021 (incorporated by reference to Exhibit 4(a) to the Form 8-K of Halliburton Company, now known as Halliburton Energy Services, Inc. (the Predecessor) dated as of February 20, 1991, File No. 1-3492).

4.2
Senior Indenture dated as of January 2, 1991 between the Predecessor and Texas Commerce Bank National Association, as Trustee (incorporated by reference to Exhibit 4(b) to the Predecessor’s Registration Statement on Form S-3 (Registration No. 33-38394) originally filed with the Securities and Exchange Commission on December 21, 1990), as supplemented and amended by the First Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.1 of Halliburton’s Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

4.3
Resolutions of the Predecessor’s Board of Directors adopted at a meeting held on February 11, 1991 and of the special pricing committee of the Board of Directors of the Predecessor adopted at a meeting held on February 11, 1991 and the special pricing committee’s consent in lieu of meeting dated February 12, 1991 (incorporated by reference to Exhibit 4(c) to the Predecessor’s Form 8-K dated as of February 20, 1991, File No. 1-3492).

4.4	Form of debt security of 6.75% Notes due February 1, 2027 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of February 11, 1997, File No. 1-3492).

4.5
Second Senior Indenture dated as of December 1, 1996 between the Predecessor and Texas Commerce Bank National Association, as Trustee, as supplemented and amended by the First Supplemental Indenture dated as of December 5, 1996 between the Predecessor and the Trustee and the Second Supplemental Indenture dated as of December 12, 1996 among the Predecessor, Halliburton and the Trustee (incorporated by reference to Exhibit 4.2 of Halliburton’s Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

4.6
Third Supplemental Indenture dated as of August 1, 1997 between Halliburton and Texas Commerce Bank National Association, as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.7 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 1-3492).

4.7
Fourth Supplemental Indenture dated as of September 29, 1998 between Halliburton and Chase Bank of Texas, National Association (formerly Texas Commerce Bank National Association), as Trustee, to the Second Senior Indenture dated as of December 1, 1996 (incorporated by reference to Exhibit 4.8 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 1-3492).

127

4.8
Resolutions of Halliburton’s Board of Directors adopted by unanimous consent dated December 5, 1996 (incorporated by reference to Exhibit 4(g) of Halliburton’s Form 10-K for the year ended December 31, 1996, File No. 1-3492).

4.9
Resolutions of Halliburton’s Board of Directors adopted at a special meeting held on September 28, 1998 (incorporated by reference to Exhibit 4.10 to Halliburton’s Form 10-K for the year ended December 31, 1998, File No. 1-3492).

4.10
Restated Rights Agreement dated as of December 1, 1996 between Halliburton and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.4 of Halliburton’s Registration Statement on Form 8-B dated December 12, 1996, File No. 1-3492).

4.11
Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $11 million in the aggregate at December 31, 2003, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

4.12	Form of debt security of 7.53% Notes due May 12, 2017 (incorporated by reference to Exhibit 4.4 to Halliburton’s Form 10-Q for the quarter ended March 31, 1997, File No. 1-3492).

4.13	Form of debt security of 5.63% Notes due December 1, 2008 (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K dated as of November 24, 1998, File No. 1-3492).

4.14
Form of Indenture, between Dresser and Texas Commerce Bank National Association, as Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 filed by Dresser as amended, Registration No. 333-01303), as supplemented and amended by Form of Supplemental Indenture, between Dresser and Texas Commerce Bank National Association, Trustee, for 7.60% Debentures due 2096 (incorporated by reference to Exhibit 4.1 to Dresser’s Form 8-K filed on August 9, 1996, File No. 1-4003).

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

4.17	Form of debt security of 6% Notes due August 1, 2006 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 8-K dated January 8, 2002, File No. 1-3492).

128

4.18
Credit Facility in the amount of £80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and Company of the Bank of Scotland, HSBC Bank Plc and The Royal Bank of Scotland Plc (incorporated by reference to Exhibit 4.22 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

4.19
Senior Indenture dated as of June 30, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-3492).

4.20	Form of note of 3.125% Convertible Senior Notes due July 15, 2023 (included as Exhibit A to Exhibit 4.19 above).

4.21
Registration Rights Agreement dated as of June 30, 2003 among Halliburton and Citigroup Global Markets, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the several Purchasers named in Schedule I of the Purchase Agreement dated as of June 24, 2003 (incorporated by reference to Exhibit 4.3 to Halliburton’s Registration Statement on Form S-3, Registration No. 333-110035).

4.22
Senior Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

4.23
First Supplemental Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

4.24	Form of note of floating rate senior notes due October 17, 2005 (included as Exhibit A to Exhibit 4.23 above).

4.25	Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.23 above).

4.26
Registration Rights Agreement dated as of October 17, 2003 among Halliburton and J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Goldman, Sachs & Co., as representatives of the several Purchasers named in Schedule I of the Purchase Agreement dated as of October 14, 2003 (incorporated by reference to Exhibit 4.5 to Halliburton’s Registration Statement on Form S-4, Registration No. 333-110420).

4.27
Second Supplemental Indenture dated as of December 15, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003.

4.28	Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.27 above).

129

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

10.1
Halliburton Company Career Executive Incentive Stock Plan as amended November 15, 1990 (incorporated by reference to Exhibit 10(a) to the Predecessor’s Form 10-K for the year ended December 31, 1992, File No. 1-3492).

10.2
Retirement Plan for the Directors of Halliburton Company, as amended and restated effective May 16, 2000 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

10.3
Halliburton Company Directors’ Deferred Compensation Plan as amended and restated effective February 1, 2001 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-K for the year ended December 31, 2000, File No. 1-3492).

10.4
Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective May 21, 2003 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-3492).

10.5	Halliburton Company Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix B of the Predecessor’s proxy statement dated March 23, 1993, File No. 1-3492).

10.6
Dresser Industries, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.16 to Halliburton’s Form 10-K for the year ended December 31, 2000, File No. 1-3492).

10.7	Dresser Industries, Inc. 1982 Stock Option Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 12, 1982, File No. 1-4003).

10.8
ERISA Excess Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.7 to Dresser’s Form 10-K for the year ended October 31, 1995, File No. 1-4003).

10.9
ERISA Compensation Limit Benefit Plan for Dresser Industries, Inc., as amended and restated effective June 1, 1995 (incorporated by reference to Exhibit 10.8 to Dresser’s Form 10-K for the year ended October 31, 1995, File No. 1-4003).

130

10.10
Supplemental Executive Retirement Plan of Dresser Industries, Inc., as amended and restated effective January 1, 1998 (incorporated by reference to Exhibit 10.9 to Dresser’s Form 10-K for the year ended October 31, 1997, File No. 1-4003).

10.11	Stock Based Compensation Arrangement of Non-Employee Directors (incorporated by reference to Exhibit 4.4 to Dresser’s Registration Statement on Form S-8, Registration No. 333-40829).

10.12
Dresser Industries, Inc. Deferred Compensation Plan for Non-Employee Directors, as restated and amended effective November 1, 1997 (incorporated by reference to Exhibit 4.5 to Dresser’s Registration Statement on Form S-8, Registration No. 333-40829).

10.13
Long-Term Performance Plan for Selected Employees of The M. W. Kellogg Company, as amended and restated effective September 1, 1999 (incorporated by reference to Exhibit 10.23 to Halliburton’s Form 10-K for the year ended December 31, 2000, File No. 1-3492).

10.14	Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 7, 1992, File No. 1-4003).

10.15	Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 6, 1995, File No. 1-4003).

10.16	Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit 10.25 to Dresser’s Form 10-K for the year ended October 31, 1997, File No. 1-4003).

10.17
Amendment No. 1 to the Supplemental Executive Retirement Plan of Dresser Industries, Inc. (incorporated by reference to Exhibit 10.1 to Dresser’s Form 10-Q for the quarter ended April 30, 1998, File No. 1-4003).

10.18	Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor’s Form 10-K for the year ended December 31, 1995, File No. 1-3492).

10.19	Employment Agreement (R. Randall Harl) (incorporated by reference to Exhibit 10.32 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

10.20	Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

10.21
Halliburton Company Supplemental Executive Retirement Plan (formerly part of Halliburton Company Senior Executives’ Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

131

10.22
Halliburton Company Benefit Restoration Plan (formerly part of Halliburton Company Senior Executives’ Deferred Compensation Plan), as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended June 30, 2001, File No. 1-3492).

10.23
Halliburton Annual Performance Pay Plan, as amended and restated effective January 1, 2001 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

10.24	Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

10.25	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

10.26
Halliburton Elective Deferral Plan as amended and restated effective May 1, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

10.27	Halliburton Company 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

10.28
Halliburton Company Directors’ Deferred Compensation Plan as amended and restated effective as of October 22, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-3492).

10.29	Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

10.30	Employment Agreement (Weldon J. Mire) (incorporated by reference to Exhibit 10.4 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

10.31	Employment Agreement (David R. Smith) (incorporated by reference to Exhibit 10.39 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

10.32	Employment Agreement (John W. Gibson) (incorporated by reference to Exhibit 10.40 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

10.33	Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-3492).

132

	10.34
3-Year Revolving Credit Agreement, dated as of October 31, 2003, among Halliburton, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

	10.35
Master Letter of Credit Facility Agreement, dated as of October 31, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

	10.36
Senior Unsecured Credit Facility Agreement, dated as of November 4, 2003, among Halliburton, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.4 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

	12	Statement of Computation of Ratio of Earnings to Fixed Charges.

	21	Subsidiaries of the Registrant.

*	23.1	Consent of KPMG LLP.

*	23.2	Notice Regarding Consent of Arthur Andersen LLP.

	24.1	Powers of attorney for the following directors signed in January 2004:

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
Item 9. Regulation FD Disclosure for a press release announcing Halliburton will not request a stay extension of Harbison-Walker bankruptcy court’s temporary restraining order which expires on September 30, 2003.

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

134

Date Filed	Date of Earliest Event	Description of Event

During the fourth quarter of 2003 (continued):
October 30, 2003	October 28, 2003	Item 9. Regulation FD Disclosure for press release announcing filing of a shelf registration for previously issued $1.2 billion convertible senior notes.
October 31, 2003	October 29, 2003	Item 12. Disclosure of Results of Operations and Financial Condition for a press release announcing 2003 third quarter results.
November 6, 2003	November 6, 2003	Item 9. Regulation FD Disclosure for a press release announcing that DII Industries and Kellogg Brown & Root extended the voting deadline on the plan of reorganization until November 19, 2003.
November 7, 2003	November 6, 2003	Item 9. Regulation FD Disclosure for a press release announcing that an agreement has been reached in principle to limit cash required for asbestos settlement to $2.775 billion.
November 7, 2003	November 7, 2003
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
Item 9. Regulation FD Disclosure for a press release announcing DII Industries, LLC, Kellogg Brown & Root, and other affected subsidiaries have completed amendments to documents implementing the companies’ planned asbestos and silica settlement and are mailing supplemental solicitation materials to asbestos and silica creditors in connection with voting on the amended plan of reorganization.

November 26, 2003	November 19, 2003
Item 9. Regulation FD Disclosure to furnish the Supplemental Disclosure Statement dated November 14, 2003 to the Disclosure Statement dated September 18, 2003 of DII Industries, LLC, Kellogg Brown & Root and other affected subsidiaries with United States operations.

135

Date Filed	Date of Earliest Event	Description of Event

During the fourth quarter of 2003 (continued):
December 15, 2003	December 12, 2003
Item 9. Regulation FD Disclosure for a press release announcing the preliminary results of the voting on the proposed plan of reorganization of DII Industries, LLC, Kellogg Brown & Root, and other affected subsidiaries.

December 15, 2003	December 11, 2003	Item 9. Regulation FD Disclosure for a press release defending the company’s work for United States troops and the Iraqi people.
December 16, 2003	December 16, 2003
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
Item 9. Regulation FD Disclosure for a press release announcing the completion of the company’s offer to issue its new 7.6% debentures due 2096 in exchange for a like amount of 7.60% due 2096 of its subsidiary, DII Industries, LLC.

During the first quarter of 2004
January 22, 2004	January 21, 2004	Item 9. Regulation FD Disclosure for a press release announcing the pricing of $500 million of senior notes in a private offering.
January 23, 2004	January 21, 2004	Item 9. Regulation FD Disclosure to provide information relating to the January 21, 2004 offering of $500 million of senior notes.

136

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

137

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

138

This report is a copy of a previously issued report, the predecessor auditor has not reissued this report, and the previously issued report refers to financial statements not physically included in this document.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE

To the Shareholders and
Board of Directors of Halliburton Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule (Schedule II) is the responsibility of Halliburton Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Dallas, Texas

January 23, 2002 (Except with respect to certain matters discussed in Note 9, as to which the date is February 21, 2002.)

139

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Stockholders
Halliburton Company:

Under date of February 18, 2004, we reported on the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. The accompanying 2001 consolidated financial statement schedule of Halliburton Company and subsidiaries was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on the consolidated financial statements and schedule, before the restatement described in Note 5 to the consolidated financial statements and before the revision related to goodwill and other intangibles described in Note 1 to the consolidated financial statements, in their report dated January 23, 2002 (except with respect to certain matters discussed in Note 9 to those financial statements, as to which the date was February 21, 2002).

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

KPMG LLP
Houston, Texas
February 18, 2004

140

HALLIBURTON COMPANY
Schedule II - Valuation and Qualifying Accounts
(Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.
		Additions

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2001:
Deducted from accounts and notes receivable:
Allowance for bad debts	$125	$70	$-	$(64) (a )	$131

Liability for major repairs and maintenance	$14	$4	$-	$(5)	$13

Accrued special charges	$6	$-	$-	$(6)	$-

Accrued reorganization charges	$16	$-	$-	$(15) (b )	$1

Year ended December 31, 2002:
Deducted from accounts and notes receivable:
Allowance for bad debts	$131	$82	$-	$(56) (a )	$157

Liability for major repairs and maintenance	$13	$4	$-	$(10)	$7

Accrued reorganization charges	$1	$29	$-	$(20)	$10

Year ended December 31, 2003:
Deducted from accounts and notes receivable:
Allowance for bad debts	$157	$44	$4	$(30) (a )	$175

Liability for major repairs and maintenance	$7	$1	$-	$-	$8

Accrued reorganization charges	$10	$-	$-	$(9)	$1

(a)	Receivable write-offs and reclassifications, net of recoveries.
(b)	Includes $4 million estimate to actual adjustment.

141

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individual, on this 11th day of May, 2004.

HALLIBURTON COMPANY

By	/s/ C. Christopher Gaut

C. Christopher Gaut
Executive Vice President and
Chief Financial Officer

142