Form 10-Q
period 2004-06-30
HALLIBURTON CO
filed 2004-08-03
CIK 45012

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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
Yes X No ___

As of July 23, 2004, 441,529,147 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

	HALLIBURTON COMPANY

	Index

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-33

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-33

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	34-73

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74

Item 4.	Controls and Procedures	74

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of
	Equity Securities	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Submission of Matters to a Vote of Security Holders	75-76

Item 5.	Other Information	76

Item 6.	Exhibits and Reports on Form 8-K	77-79

Signatures		80

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(Millions of dollars and shares except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2004	2003	2004	2003

Revenues:
Services	$4,448	$3,106	$9,484	$5,735
Product sales	515	476	1,006	924
Equity in earnings (losses) of unconsolidated affiliates	(7)	17	(15)	-

Total revenues	4,956	3,599	10,475	6,659

Operating costs and expenses:
Cost of services	4,442	3,050	9,237	5,504
Cost of sales	462	425	915	829
General and administrative	78	80	174	161
Gain on sale of business assets, net	-	(27)	-	(48)

Total operating costs and expenses	4,982	3,528	10,326	6,446

Operating income (loss)	(26)	71	149	213
Interest expense	(53)	(25)	(109)	(52)
Interest income	7	7	17	15
Foreign currency gains (losses), net	(7)	19	(10)	13
Other, net	(1)	2	4	2
Income (loss) from continuing operations before income
taxes, minority interest, and change in accounting
principle	(80)	74	51	191
(Provision) benefit for income taxes	29	(29)	(20)	(79)
Minority interest in net income of subsidiaries	(7)	(3)	(13)	(11)

Income (loss) from continuing operations before change
in accounting principle	(58)	42	18	101
Loss from discontinued operations, net of tax
benefit of $87, $26, $146 and $30	(609)	(16)	(750)	(24)
Cumulative effect of change in accounting principle,
net of tax benefit of $5	-	-	-	(8)

Net income (loss)	$(667)	$26	$(732)	$69

Basic income (loss) per share:
Income (loss) from continuing operations before change in
accounting principle	$(0.13)	$0.09	$0.04	$0.23
Loss from discontinued operations, net	(1.39)	(0.03)	(1.71)	(0.05)
Cumulative effect of change in accounting principle, net	-	-	-	(0.02)

Net income (loss)	$(1.52)	$0.06	$(1.67)	$0.16

Diluted income (loss) per share:
Income (loss) from continuing operations before change in
accounting principle	$(0.13)	$0.09	$0.04	$0.23
Loss from discontinued operations, net	(1.39)	(0.03)	(1.71)	(0.05)
Cumulative effect of change in accounting principle, net	-	-	-	(0.02)

Net income (loss)	$(1.52)	$0.06	$(1.67)	$0.16

Cash dividends per share	$0.125	$0.125	$0.25	$0.25
Basic weighted average common shares outstanding	437	434	437	434
Diluted weighted average common shares outstanding	437	436	440	436

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
(Millions of dollars and shares except per share data)
	June 30	December 31
	2004	2003

Assets
Current assets:
Cash and equivalents	$2,230	$1,815
Receivables:
Notes and accounts receivable	3,223	2,909
Unbilled work on uncompleted contracts	1,572	1,760
Insurance for asbestos- and silica-related liabilities	981	96

Total receivables	5,776	4,765
Inventories	741	695
Current deferred income taxes	273	188
Other current assets	511	456

Total current assets	9,531	7,919
Property, plant, and equipment, net of accumulated depreciation of $3,624 and $3,540	2,564	2,526
Goodwill	793	670
Noncurrent deferred income taxes	774	738
Equity in and advances to related companies	476	579
Insurance for asbestos- and silica-related liabilities	468	2,038
Other assets	913	993

Total assets	$15,519	$15,463

Liabilities and Shareholders’ Equity
Current liabilities:
Asbestos- and silica-related liabilities	$2,399	$2,507
Accounts payable	2,087	1,776
Advance billings on uncompleted contracts	747	741
Accrued employee compensation and benefits	482	400
Reserve for estimated loss on uncompleted contracts	403	225
Income taxes payable	116	236
Deferred revenues	101	104
Current maturities of long-term debt	50	22
Other current liabilities	448	531

Total current liabilities	6,833	6,542
Long-term debt	3,900	3,415
Asbestos- and silica-related liabilities	1,754	1,579
Employee compensation and benefits	787	801
Other liabilities	393	479

Total liabilities	13,667	12,816

Minority interest in consolidated subsidiaries	116	100
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 1,000 and 600 shares,
issued 457	1,143	1,142
Paid-in capital in excess of par value	267	273
Deferred compensation	(81)	(64)
Accumulated other comprehensive income	(307)	(298)
Retained earnings	1,229	2,071

	2,251	3,124
Less 17 and 18 shares of treasury stock, at cost	515	577

Total shareholders’ equity	1,736	2,547

Total liabilities and shareholders’ equity	$15,519	$15,463

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Millions of dollars)
	Six Months
	Ended June 30

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(732)	$69
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations	750	24
Depreciation, depletion and amortization	256	252
Provision (benefit) for deferred income taxes, including $(107) and
$(8) related to discontinued operations	(120)	(77)
Distributions from (advances to) related companies, net of
equity in (earnings) losses	(3)	47
Change in accounting principle, net	-	8
Gain on sale of assets, net	(6)	(53)
Other non-cash items	9	(35)
Other changes:
Total receivables	(492)	(417)
Proceeds from sale of accounts receivable	318	-
Inventories	(31)	(45)
Accounts payable	282	(50)
Restricted cash related to Chapter 11 proceedings	(112)	-
Other working capital, net	44	139
Other operating activities	17	(75)

Total cash flows from operating activities	180	(213)

Cash flows from investing activities:
Capital expenditures	(284)	(229)
Sales of property, plant, and equipment	57	49
Dispositions (acquisitions) of businesses, net of
cash disposed (acquired)	(22)	224
Proceeds from sale of securities	20	57
Investments – restricted cash	88	(22)
Other investing activities	(10)	(29)

Total cash flows from investing activities	(151)	50

Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs	496	1,178
Payments on long-term borrowings	(11)	(140)
Borrowings (repayments) of short-term debt, net	(7)	(34)
Payments of dividends to shareholders	(110)	(109)
Payments to reacquire common stock	(5)	(5)
Proceeds from exercises of stock options	23	9
Other financing activities	(1)	(6)

Total cash flows from financing activities	385	893

Effect of exchange rate changes on cash	1	22
Increase (decrease) in cash and equivalents	415	752
Cash and equivalents at beginning of period	1,815	1,107

Cash and equivalents at end of period	$2,230	$1,859

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$102	$48
Income taxes	$110	$100

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2003 Annual Report on Form 10-K, as amended. The condensed consolidated financial statements also include the accounts of all of our subsidiaries currently in Chapter 11 proceedings (see Note 13). Certain prior period amounts have been reclassified to be consistent with the current presentation.
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
Ultimate results could differ from our estimates.
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2004, the results of our operations for the three and six months ended June 30, 2004 and 2003 and our cash flows for the six months ended June 30, 2004 and 2003. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2004 and 2003 may not be indicative of results for the full year.

Note 2. Long-Term Construction Contracts
The amounts included in determining the profit or loss on contracts and the amounts recorded for the three and six months ended June 30, 2004 are as follows:

	Total Probable Unapproved		Probable Unapproved Claims
	Claims		Accrued Revenue
	(included in determining		(unbilled work on
	contract profit or loss)		uncompleted contracts)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
(Millions of dollars)	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004

Beginning balance	$230	$233	$227	$225
Additions	32	143	32	141
Costs incurred during period	-	-	2	3
Other	-	(114)	-	(108)

Ending Balance	$262	$262	$261	$261

The probable unapproved claims as of June 30, 2004 relate to eight contracts, most of which are complete or substantially complete. In addition, approximately 57% of these claims are with one customer. We are actively engaged in claims negotiations with our customers. The increase in the second quarter of 2004 of $32 million is primarily government-related activities for costs exceeding the funding value on a task order for the Restore Iraqi Oil I (RIO I) project. A formal claim was submitted to the client in late June 2004. The change in probable unapproved claims for the six months ended June 30, 2004 includes reaching an agreement in principle in April of 2004 with Petroleo Brasilero SA (Petrobras) that, if implemented, would resolve outstanding issues regarding the Barracuda-Caratinga project (see Note 3). Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and the bankruptcy court of the Chapter 11 proceedings of Kellogg Brown & Root and certain other subsidiaries. The December 31, 2003 probable unapproved claims related to the Barracuda-Caratinga project of $114 million was reduced to $79 million and reclassified, in the first quarter of 2004, as an unapproved change order as a result of the agreement in principle. The change in probable unapproved claims in the six months ended June 30, 2004 also included a $76 million reclassification from unapproved change orders for two projects for a single customer who is disputing the pricing of previously agreed-upon scope changes.
There are probable unapproved claims that will likely not be settled within one year, totaling $206 million at June 30, 2004 and $204 million at December 31, 2003 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims included in the table above have been recorded to “Unbilled work on uncompleted contracts” included in the “Total receivables” amount on the condensed consolidated balance sheets. In addition, we are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Including the $79 million related to the Barracuda-Caratinga project, these change orders amount to $95 million at June 30, 2004. Unapproved change orders at December 31, 2003 were $97 million.
Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies” and our share totaled $62 million at June 30, 2004 and $10 million at December 31, 2003. Over 70% of these claims at June 30, 2004 are with one customer. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share of these change orders totaled $33 million at June 30, 2004 and $59 million at December 31, 2003.

Note 3. Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root, Inc. entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs. In addition, there will be 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in large part to change orders from the project owner, and is in a financial loss position. We expect that the Barracuda vessel will likely be completed by June 2005, and the Caratinga vessel will likely be completed by November 2005. However, there can be no assurance that further delays will not occur.
Our performance under the contract is secured by:
-   performance letters of credit, which together have available credit of approximately $272 million as of June 30, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-   retainage letters of credit, which together have available credit of approximately $170 million as of June 30, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-   a guarantee of KBR’s performance under the agreement by Halliburton Company in favor of the project owner.
In early April 2004, KBR and Petrobras, on behalf of the project owner, entered into a nonbinding agreement in principle. The April 2004 agreement in principle is the basis for settlement of the various claims between the parties and would amend existing agreements. Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and possibly the bankruptcy court that confirmed our proposed plan of reorganization. Discussions among all parties, including the project lenders, are underway. The April 2004 agreement in principle provides for:
-   the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-   the payment to us of $79 million as a result of change orders for remaining claims;
-   payment by Petrobras of any value added taxes on the project, except for $8 million which has been paid by us;
-   the assumption by Petrobras of certain work under the original contract;
-   the repayment on December 7, 2004 by KBR of a portion of $300 million of advance payments, without interest; and
-   an extension of time to the original completion dates that average approximately 18 months.
While negotiations are proceeding to reach a final agreement based on the provisions of the April 2004 agreement in principle, there can be no guarantee that an agreement will be achieved.
In the first quarter of 2004, we recorded a charge of $97 million resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project. In June 2004, we recorded additional operating losses on our Barracuda-Caratinga project of approximately $310 million. The additional charge resulted from a detailed review of the project indicating higher cost estimates, schedule delays and increased contingencies for the balance of the project until completion. Specifically, in the second quarter, with the integration phase of the Barracuda vessel we experienced a significant reduction in productivity and rework required from the vessel conversion. We have taken steps to mobilize more resources including specialized management personnel in both Houston and South America to oversee the final stages of the project. We have conducted additional cost and schedule reviews of the remaining project activities, and we have initiated several work process changes in an attempt to expedite work on the project.
As of June 30, 2004:
-   the project was approximately 87% complete;
-   we have recorded an inception-to-date pretax loss of $762 million related to the project, of which $310 million was recorded in the second quarter of 2004; $97 million was recorded in the first quarter of 2004; $238 million was recorded in 2003 ($55 million during the first quarter of 2003, $173 million during the second quarter of 2003 and $10 million in the fourth quarter of 2003); and $117 million was recorded in 2002;
-   the losses recorded include $85 million in liquidated damages; and
-   the probable unapproved claims were reduced from $114 million at December 31, 2003 to zero based upon the April 2004 agreement in principle.
Default provisions. In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of our default, the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million plus the return of up to $300 million in advance payments previously received by us to the extent they have not been repaid. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
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
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life. That funding level assumes that, pursuant to amended project agreements implementing the April 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. Estimated cash flows relating to the losses are as follows:

(Millions of dollars)

Amount funded through June 30, 2004	$249
Amount to be funded during the remainder of 2004,
including repayment of a portion of $300
million advance payments	342
Amount to be funded during 2005	171

Total cash shortfalls	$762

Note 4. Acquisitions and Dispositions
Surface Well Test. In August 2004, we sold our Surface Well Test and Subsea Test Tree product and service lines within our Production Optimization segment to Power Well Service Holdings, LLC, an affiliate of First Reserve Corporation, for approximately $130 million.
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
Halliburton Measurement Systems. In May 2003, we sold certain assets of Halliburton Measurement Systems, which provides flow measurement and sampling systems, to NuFlo Technologies, Inc. for approximately $33 million in cash, subject to post-closing adjustments. The gain on the sale of Halliburton Measurement Systems’ assets was $24 million and is included in our Production Optimization segment.
Wellstream. In March 2003, we sold the assets relating to our Wellstream business, a global provider of flexible pipe products, systems, and solutions, to Candover Partners Ltd. for $136 million in cash. The assets sold included manufacturing plants in Newcastle upon Tyne, United Kingdom, and

Panama City, Florida, as well as assets and contracts in Brazil. In addition, Wellstream had $34 million in goodwill recorded at the disposition date. The transaction resulted in a loss of $15 million, which is included in our Landmark and Other Energy Services segment. Included in the loss is the write-off of the cumulative translation adjustment related to Wellstream of approximately $9 million.
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
The table below presents information on our continuing operations business segments.

	Three Months		Six Months
	Ended June 30		Ended June 30

(Millions of dollars)	2004	2003	2004	2003

Revenues:
Drilling and Formation Evaluation	$423	$414	$867	$793
Fluids	554	518	1,089	998
Production Optimization	797	692	1,505	1,319
Landmark and Other Energy Services	130	156	259	281

Total Energy Services Group	1,904	1,780	3,720	3,391
Engineering and Construction Group	3,052	1,819	6,755	3,268

Total	$4,956	$3,599	$10,475	$6,659

Operating income (loss):
Drilling and Formation Evaluation	$59	$49	$102	$115
Fluids	77	68	137	123
Production Optimization	121	112	203	180
Landmark and Other Energy Services	14	6	43	(3)

Total Energy Services Group	271	235	485	415
Engineering and Construction Group	(277)	(148)	(292)	(167)
General corporate	(20)	(16)	(44)	(35)

Total	$(26)	$71	$149	$213

Intersegment revenue is immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenues for the three and six months ended June 30, 2004 included $1.9 billion and $4.5 billion, or 38% and 43% of consolidated revenues, from the United States Government, which were derived almost entirely from our Engineering and Construction Group. Revenue from the United States

Government during the three and six months ended June 30, 2003 represented 12% and 10% of consolidated revenues. No other customer represented more than 10% of consolidated revenues in any period presented.

Note 6. Receivables
In April 2004, the expiration date for our Energy Services Group accounts receivable securitization facility was extended to April 2005. We have the ability to sell up to $300 million under the facility. As of June 30, 2004, we had sold $268 million undivided ownership interest to unaffiliated companies.
In May 2004, KBR entered into an agreement to sell, assign, and transfer its entire title and interest in specified accounts receivable to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the agreement varies based on the amount of eligible KBR receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables sold under this agreement as of June 30, 2004 was approximately $50 million.

Note 7. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $38 million at June 30, 2004 and at December 31, 2003. If the average cost method had been used, total inventories would have been $17 million higher than reported at June 30, 2004 and at December 31, 2003.
Inventories at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30	December 31
(Millions of dollars)	2004	2003

Finished products and parts	$522	$503
Raw materials and supplies	170	159
Work in process	49	33

Total	$741	$695

Finished products and parts are reported net of obsolescence accruals of $123 million at June 30, 2004 and $117 million at December 31, 2003.

Note 8. Restricted Cash
At June 30, 2004, we had restricted cash of $286 million, which primarily consists of:
-   $149 million for the amount of prepetition liabilities that have been paid, as ordered by the bankruptcy court to be set aside subsequent to December 2003, as part of the DII Industries, LLC and Kellogg Brown & Root, Inc. reorganization proceedings. At the time the plan of reorganization becomes final and nonappealable, the cash will become unrestricted. This amount is included in “Other current assets”;
-   $97 million as collateral for potential future insurance claim reimbursements, included in “Other assets”; and
-   $36 million ($24 million in “Other assets” and $12 million in “Other current assets”) primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.
At December 31, 2003, we had restricted cash of $159 million in “Other current assets” and $100 million in “Other assets,” which consisted of similar items as above.

Note 9. Property, Plant, and Equipment
In the second quarter of 2004, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the tools of our Drilling and Formation Evaluation segment. This resulted in a $13 million reduction in depreciation expense in the second quarter, thereby reducing our consolidated net loss by $8 million, or $0.02 per share. We extended the useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices which helped to extend the lives.

Note 10. Comprehensive Income
The components of other comprehensive income (loss) adjustments to net income (loss) included the following:

	Three Months		Six Months
	Ended June 30		Ended June 30

(Millions of dollars)	2004	2003	2004	2003
Net income (loss)	$(667)	$26	$(732)	$69
Cumulative translation adjustment, net of tax	(17)	25	3	12
Realization of losses included in net income (loss)	-	1	-	15

Net cumulative translation adjustment, net of tax	(17)	26	3	27
Pension liability adjustments	-	(7)	-	(7)
Unrealized gains (losses) on investments and
derivatives	(7)	2	(12)	1
Total comprehensive income (loss)	$(691)	$47	$(741)	$90

Accumulated other comprehensive income consisted of the following:

	June 30	December 31
(Millions of dollars)	2004	2003
Cumulative translation adjustments	$(60)	$(63)
Pension liability adjustments	(245)	(245)
Unrealized gains (losses) on investments and
derivatives	(2)	10
Total accumulated other comprehensive income	$(307)	$(298)

Note 11. Debt
Senior notes due 2007. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On January 26, 2005, or on any interest payment date thereafter, we have the option to redeem all or a portion of the outstanding notes.
WellDynamics revolving credit line. Upon consolidation of WellDynamics in the first quarter of 2004, our long-term debt included an advance from a revolving credit line with Shell Technology Ventures, which is the minority interest holder of WellDynamics, in the amount of $27 million due April 30, 2005 and bearing interest at a floating rate equal to three-month LIBOR plus 3.25%, payable quarterly. As of June 30, 2004, the $27 million balance was classified as current maturities of long-term debt in our condensed consolidated balance sheet. There was no remaining unused commitment under this WellDynamics revolving credit line. This line of credit contains no working capital or dividend restrictions. Under the terms of the agreement, we may, during the period of 30 days immediately preceding the end of the commitment period, request the lenders to extend the availability of the facility for a further period of 364 days from the date of our request.

Chapter 11-related financing activities. Our delayed-draw term facility we entered into in the fourth quarter of 2003 expired on June 30, 2004. In the second quarter of 2004, we charged to discontinued operations $11 million in capitalized fees associated with entering into the delayed-draw term facility.
In July 2004, we entered into a $500 million 364-day revolving credit facility for general working capital purposes with terms substantially similar to our $700 million three-year revolving credit facility. The interest rates applicable to these facilities are variable and the borrowings under the revolving credit facilities will be secured by some of our assets until final and nonappealable confirmation of our proposed plan of reorganization is received and our long-term senior unsecured debt is rated BBB or higher (stable outlook) by Standard & Poor’s and Baa2 or higher (stable outlook) by Moody’s Investors Service. As of June 30, 2004, both of these facilities remain undrawn.

Note 12. Asbestos and Silica Obligations and Insurance Recoveries
Summary
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
We have substantial insurance to reimburse us for portions of the costs of judgments, settlements, and defense costs for these asbestos and silica personal injury claims. Since 1976, approximately 700,000 asbestos personal injury claims have been filed against us and approximately 240,000 of these claims have been closed through settlements in court proceedings at a total cost of approximately $232 million. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. In 2001, we were subject to several large adverse judgments in trial court proceedings. At June 30, 2004, approximately 460,000 asbestos claims were open, and we anticipate resolving all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other affected subsidiaries, which were filed on December 16, 2003. The first and second tables that follow summarize the various charges we have incurred during the three and six months ended June 30, 2004 and 2003. The third table presents a rollforward of our asbestos- and silica-related liabilities and insurance receivables.

	Three Months Ended June 30

	2004		2003

	Continuing	Discontinued	Continuing	Discontinued
(Millions of dollars)	Operations	Operations	Operations	Operations

Asbestos and silica charges:
Insurance receivable write-down	$-	$680	$-	$-

Subtotal	-	680	-	-

Asbestos- and silica-related
costs:
Harbison-Walker matters	-	-	-	30
Professional fees	-	2	-	7
Cash in lieu of interest	-	3	-	5
Other costs	-	11	-	-

Subtotal	-	16	-	42

Pretax asbestos and silica
charges	-	696	-	42
Tax benefit	-	(87)	-	(26)

Total asbestos and silica
charges, net of tax benefit	$-	$609	$-	$16

	Six Months Ended June 30

	2004		2003

	Continuing	Discontinued	Continuing	Discontinued
(Millions of dollars)	Operations	Operations	Operations	Operations

Asbestos and silica charges:
59.5 million shares revaluation	$-	$190	$-	$-
Insurance receivable write-down	-	680	-	-

Subtotal	-	870	-	-

Asbestos- and silica-related
costs:
Harbison-Walker matters	-	-	-	30
Professional fees	-	8	-	13
Cash in lieu of interest	-	5	-	11
Other costs	-	13	2	-

Subtotal	-	26	2	54

Pretax asbestos and silica
charges	-	896	2	54
Tax benefit	-	(146)	-	(30)

Total asbestos and silica
charges, net of tax benefit	$-	$750	$2	$24

(Millions of dollars)

Asbestos- and silica-related liabilities:
December 31, 2003 balance (of which $2,507 was current)	$4,086
59.5 million shares revaluation	190
Harbison-Walker payment	(119)
Other	(4)

Asbestos- and silica-related liabilities June 30, 2004
balance (of which $2,399 was current)	$4,153

Insurance for asbestos- and silica-related liabilities:
December 31, 2003 balance	$(2,134)
Insurance settlement write-down	680
Other	5

Insurance for asbestos- and silica-related liabilities
June 30, 2004 balance (of which $981 was current)	$(1,449)

Prepackaged Chapter 11 proceedings and recent insurance developments
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and six other subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed. See Note 13 for more information.
Our subsidiaries sought Chapter 11 protection because Sections 524(g) and 105 of the Bankruptcy Code may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon final and nonappealable confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against us and our affiliates will be channeled into trusts established for the benefit of claimants under Sections 524(g) and 105 of the Bankruptcy Code, thus releasing Halliburton and its affiliates from those claims. The plan of reorganization will become effective after the affirmation by the United States District Court of the confirmation order of the bankruptcy court becomes final and nonappealable. The affirmation will be final and nonappealable 30 days after entry of the order of affirmation (such order was entered on July 26, 2004) if no appeals are filed or, if appeals are filed, once the appeals are withdrawn by those appealing or disposed of by an appeals court.
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
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the proposed plan of reorganization to implement our proposed asbestos and silica settlement. On July 26, 2004, certain of our insurance companies filed a notice of appeal concerning the bankruptcy court’s confirmation. Also on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain of our insurance companies filed a motion to vacate the District Court's affirmatin order in order to protect their appeal rights. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, we believe that the insurance companies will dismiss their notice of appeal, that the District Court’s affirmation order will become final and nonappealable, and that the plan of reorganization will become effective.
The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-   up to approximately $2.3 billion in cash;
-   59.5 million shares of Halliburton common stock;
-   a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-   a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
-   insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root. However, if the proposed settlements with our insurance companies are completed on the terms announced or proposed, insurance recoveries will not exceed $2.3 billion.
We intend to fund the trusts 30 days after the affirmation by the United States District Court becomes final and nonappealable, but no earlier than October 29, 2004, which is the earliest date the cash amount to be funded will be finalized.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. We also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We expect to pay an additional approximately $50 million in pending claims under these settlement agreements 30 days after the proposed plan of reorganization becomes final and nonappealable. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective in accordance with its terms.
Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. At June 30, 2004, the liability was valued at $1.7 billion, an increase of $190 million from December 31, 2003, all of which was recorded during the first quarter of 2004. The value of the shares to be contributed was classified as a long-term liability on our consolidated balance sheets, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of 2004, our diluted earnings per share from continuing operations for the six months ended June 30, 2004 would have been reduced by $0.01 and for the three months ended June 30, 2004 would have been antidilutive. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
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
We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. Our level of participation in and contribution to a national trust could be greater or less than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.
Recent insurance developments. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd's of London, reinsured by Equitas. The settlement, if all conditions precedent are satisfied, will resolve all asbestos-related claims made against Lloyd's underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root, and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Provided that there is final and nonappealable confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of June 30, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable. Currently, we expect to receive cash payments during the years of 2005 through 2009.
We also expect to shortly enter into a nonbinding agreement in principle with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. The final settlement agreement with the domestic insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreement, agreement by Federal-Mogul Products, Inc. (Federal-Mogul) and Cooper Industries, Inc. (Cooper) concerning DII Industries’ rights to access certain of the insurance policies, approval by the Federal-Mogul bankruptcy court of the agreement with Federal-Mogul and Cooper, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions. Although we are working toward implementation of these proposed settlements, there can be no assurance that the transactions contemplated by these agreements in principle can be completed on the terms announced.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of $1.5 billion and a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. This discount will be accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments beginning in the third quarter of 2004.
Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. In the second quarter of 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon the proposed agreement in principle, resulting in a pretax charge to discontinued operations of approximately $680 million.
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
In 2003, DII Industries entered into a definitive agreement with Harbison-Walker. This agreement is subject to court approval in Harbison-Walker's Chapter 11 proceedings and would channel all asbestos and silica personal injury claims against Harbison-Walker and certain of its affiliates to the trusts created in DII Industries’ and Kellogg Brown & Root’s Chapter 11 proceedings. Our asbestos and silica obligations and related insurance recoveries recorded as of June 30, 2004 and December 31, 2003 reflect the terms of this definitive agreement.
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
London-based insurance companies. Equitas and other London-based companies have attempted to impose more restrictive documentation requirements on DII Industries and its affiliates than are currently required under existing coverage-in-place agreements related to certain asbestos claims. Coverage-in-place agreements are settlement agreements between policyholders and the insurance companies specifying the terms and conditions under which coverage will be applied as claims are presented for payment. These agreements in an asbestos claims context govern such things as what events will be deemed to trigger coverage, how liability for a claim will be allocated among insurance companies, and what procedures the policyholder must follow in order to obligate the insurer to pay claims. These insurance companies stated that the new restrictive requirements are part of an effort to limit payment of settlements to claimants who are truly impaired by exposure to asbestos and can identify the product or premises that caused their exposure.
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
In light of the Bankruptcy Court’s approval of our settlement agreement with Equitas, we have dismissed Equitas from the cases that we filed against them. If, however, the conditions precedent to payment are not satisfied, we have the right to re-file these cases against Equitas.
Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, is alleged by Federal-Mogul, and Cooper to be shared with them. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul’s allegations, DII Industries filed a lawsuit on December 7, 2001 in Federal-Mogul’s Chapter 11 proceedings asserting DII Industries’ rights to asbestos insurance coverage under historic general liability policies issued to Studebaker-Worthington, Inc. and its successor. The parties to this litigation have agreed to mediate this dispute. A number of insurance companies who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries’ rights to access this shared insurance is uncertain. During the first quarter of 2004, we reached an agreement with Federal-Mogul which resolved all disputes regarding the insurance coverage provided by Equitas.
In regard to the Federal-Mogul Chapter 11 proceedings, we are currently in negotiations with Federal-Mogul, our insurance companies, and Cooper to obtain their consent and support of a partitioning of the insurance policies shared by us, Federal-Mogul and Cooper. Under the terms of the proposed settlement, DII Industries would be allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies would be allocated to the remaining policyholders, such as Federal-Mogul and Cooper. The negotiations concerning this proposed settlement, the consummation of which is necessary to effectuate the settlements with the London Market insurance companies and the domestic insurance companies, are continuing.
Excess insurance on construction claims. Kellogg Brown & Root does not have primary insurance coverage related to construction claims. However, excess insurance coverage policies with other insurance companies were in place. On March 20, 2002, Kellogg Brown & Root filed a lawsuit against the insurance companies that issued these excess insurance policies, seeking to establish the specific terms under which it can obtain reimbursement for costs incurred in settling and defending construction claims. Until this lawsuit is resolved, the scope of the excess insurance coverage will remain uncertain, and as such, we have not recorded any recoveries related to excess insurance coverage.

Note 13. Chapter 11 Reorganization Proceedings
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
-   KBR Technical Services, Inc.;
-   Kellogg Brown & Root Engineering Corporation;
-   Kellogg Brown & Root International, Inc. (a Delaware corporation);
-   Kellogg Brown & Root International, Inc. (a Panamanian corporation); and
-   BPM Minerals, LLC.
On May 10, 2004, the bankruptcy court completed hearings on confirmation of the proposed plan of reorganization. On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the proposed plan of reorganization to implement our proposed asbestos and silica settlement. On July 26, 2004, certain of our insurance companies filed a notice of appeal concerning the bankruptcy court’s confirmation. Also on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, we believe that the insurance companies will dismiss their notice of appeal, that the District Court’s affirmation order will become final and nonappealable, and that the plan of reorganization will become effective.
The affected subsidiaries will continue to be wholly owned by Halliburton Company under the proposed plan. Halliburton Company (the registrant), Halliburton's Energy Services Group, and Kellogg Brown & Root's government services businesses are not included in the Chapter 11 filing. Upon effectiveness of the plan of reorganization, current and future asbestos and silica personal injury claims filed against us and our subsidiaries will be channeled into trusts established under Sections 524(g) and 105 of the Bankruptcy Code for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims.
Debtors-in-Possession financial statements. Under the Bankruptcy Code, we are required to periodically file with the bankruptcy court various documents, including financial statements of the Debtors-in-Possession. These financial statements are prepared according to requirements of the Bankruptcy Code. While these financial statements accurately provide information required by the Bankruptcy Code, they are unconsolidated, unaudited, and prepared in a format different from that used in our condensed consolidated financial statements filed under the securities laws and from that used in the condensed combined financial statements that follow. For example, the “Right to Halliburton shares” are currently adjusted to fair value periodically in the financial statements prepared for the bankruptcy court, but not in the condensed combined financial statements. Accordingly, we believe the substance and format of the financial statements prepared for the bankruptcy court do not allow meaningful comparison with the following condensed combined financial statements.
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
All reorganization items, including but not limited to all professional fees and provisions for losses, are included as discontinued operations in both our condensed consolidated financial statements and the condensed combined financial statements of the Debtors-in-Possession. During the first half of 2004, we recorded a total of $21 million as reorganization items, which consisted primarily of professional fees and $11 million of bridge loan fees, and disbursed $8 million in cash for reorganization items.
Furthermore, certain claims against the Debtors existing before the Chapter 11 filing are considered liabilities subject to compromise. The principal categories of claims subject to compromise included the following:
-   $2.4 billion at June 30, 2004 and $2.5 billion at December 31, 2003 of current asbestos- and silica-related liabilities; and
-   $1.8 billion at June 30, 2004 and $1.6 billion at December 31, 2003 of noncurrent asbestos- and silica-related liabilities.
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

Debtors-in-Possession
Condensed Combined Statements of Operations
(Unaudited)
(Millions of dollars)

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Revenues	$473	$930
Equity in earnings (losses) of majority-owned
subsidiaries	(1)	(25)

Total revenues	472	905
Operating costs and expenses	679	1,178

Operating loss	(207)	(273)
Nonoperating income	11	26

Loss from continuing operations before income
taxes	(196)	(247)
Income tax benefit	76	82
Loss from continuing operations	(120)	(165)
Loss from discontinued operations, net of tax
benefit of $87 and $146	(609)	(750)
Net loss	$(729)	$(915)

The subsidiaries of DII Industries that are not included in the Chapter 11 filing are presented in the condensed combined financial statements using the equity method of accounting. These subsidiaries had revenue of $2.6 billion and operating loss of $52 million for the three months ended June 30, 2004 and revenue of $5.8 billion and operating loss of $44 million for the six months ended June 30, 2004. These subsidiaries had assets of $2.3 billion and liabilities of $2.4 billion as of June 30, 2004, and assets of $2.3 billion and liabilities of $2.3 billion as of December 31, 2003.

Debtors-in-Possession
Condensed Combined Balance Sheets
(Unaudited)
(Millions of dollars)

	June 30	December 31
	2004	2003

Assets
Current assets:
Cash and equivalents	$152	$108
Receivables:
Trade, net	146	191
Unbilled insurance for asbestos- and silica-related liabilities	889	-
Intercompany, net	-	50
Unbilled work on uncompleted contracts	141	60
Other, net	89	75

Total receivables, net	1,265	376
Inventories	23	23
Right to Halliburton shares (1)	1,547	1,547
Restricted cash – prepetition liability payments	149	37
Other current assets	177	43

Total current assets	3,313	2,134
Property, plant, and equipment, net	92	91
Goodwill, net	188	188
Investments in majority-owned subsidiaries	1,530	1,567
Insurance for asbestos-and silica-related liabilities	468	2,038
Noncurrent deferred income taxes	558	436
Other assets	106	257

Total assets	$6,255	$6,711

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable:
Trade	$127	$13
Intercompany, net	254	-
Accrued employee compensation and benefits	18	30
Advance billings on uncompleted contracts	77	23
Prepetition liabilities not subject to compromise	520	834
Current prepetition asbestos- and silica-related liabilities
subject to compromise	2,399	2,507
Other current liabilities	-	14

Total current liabilities	3,395	3,421
Prepetition liabilities not subject to compromise	126	137
Noncurrent prepetition asbestos- and silica-related liabilities
subject to compromise	1,754	1,579
Other liabilities	20	2

Total liabilities	5,295	5,139

Shareholders’ equity	960	1,572

Total liabilities and shareholders’ equity	$6,255	$6,711

(1)   Represents an option for DII Industries to acquire 59.5 million shares of Halliburton stock at no cost and was valued at $26.00.

Debtors-in-Possession
Condensed Combined Statement of Cash Flows
(Unaudited)
(Millions of dollars)

Six Months Ended
June 30, 2004
Total cash flows from operating activities	$(165)

Total cash flows from investing activities	(6)

Total cash flows from activities with Halliburton	212

Effect of exchange rate changes on cash	3
Increase in cash and equivalents	44
Cash and equivalents at beginning of period	108

Cash and equivalents at end of period	$152

There can be no assurance that we will obtain all of the required judicial approval of the proposed plan of reorganization or any revised plan of reorganization acceptable to us. A prolonged Chapter 11 proceeding could adversely affect the Debtors’ relationships with customers, suppliers, and employees, which in turn could adversely affect the Debtors’ competitive position, financial condition, and results of operations. In addition, if the Debtors are unsuccessful in obtaining final and nonappealable confirmation of a plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings, which could have a material adverse effect on Halliburton.

Note 14. Other Commitments and Contingencies
United States government contract work. We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO I and PCO Oil South (formerly RIO II). Our government services revenue related to Iraq totaled approximately $1.7 billion and $4 billion for the three and six months ended June 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO I, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
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

On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we have processed payment for $2 million and have billed our customer that amount. We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
We understand that the United States Department of Justice and an Assistant United States Attorney based in Illinois are investigating some of these matters. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the Army Materiel Command directed KBR to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFACs in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During the second quarter of 2004, we received notice from the DCAA that it is recommending withholding a portion of all our DFAC billings. The amount withheld totaled approximately $203 million as of June 30, 2004. The DCAA is continuing to recommend withholding 19.35% of payments on future DFAC billings relating to subcontracts entered into prior to February 2004. We are negotiating with our customer, the Army Materiel Command, and the DCAA in an attempt to settle these issues.
During 2004, the Army Materiel Command issued mandates that could cause it to withhold 15% from our invoices to be paid after August 15, 2004 until our task orders under the LogCAP contract are definitized. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
During the second quarter of 2004, the Army Corps of Engineers withheld $57 million of our invoices related to a portion of our RIO I contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted and two have been finalized. The remaining eight are under review by the DCAA. These withholdings represent the amount invoiced in excess of 85% of the currently estimated amounts. The Army Corps of Engineers also could withhold similar amounts from future invoices under our RIO I contract until our task orders under the RIO I contract are definitized. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
Securities and Exchange Commission (SEC) investigation. In August 2004, we reached a settlement in the investigation by the SEC involving our 1998 and 1999 disclosure of and accounting for the recognition of revenue from unapproved claims on long-term construction projects. Our settlement with the SEC covers a failure to disclose a 1998 change in accounting practice. We disclosed the change in accounting practice in our 1999 Form 10-K and continued to do so in subsequent periods. The SEC did not determine that we departed from generally accepted accounting principles, nor did it find errors in accounting or fraud. We neither admitted nor denied the SEC’s findings, but agreed to pay a $7.5 million civil penalty, and have taken a charge of that amount in the second quarter of 2004. As part of the settlement, the company agreed to cease and desist from committing or causing future securities law violations.

Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen, LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. Those lawsuits allege that we violated federal securities laws during the period from approximately May 1998 until approximately May 22, 2002, in failing to disclose a change in the manner in which we accounted for revenue associated with unapproved claims on long-term engineering and construction contracts, and that we overstated revenue by accruing the unapproved claims in amounts allegedly in excess of those that were probable of recovery and could be reliably estimated (the “contract claims”). On October 11, 2002, a shareholder derivative action arising out of the same facts and circumstances was filed in the District Court of Harris County, Texas against a number of our present and former officers and directors. That action was subsequently dismissed upon our motion. On March 12, 2003, another shareholder derivative action arising out of the same events and circumstances was filed in federal court against some of our present and former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore v. Halliburton, was filed and served upon us on or about April 11, 2003. In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which both the consolidated cases and the federal court derivative action would be settled, and in June 2003, the lead plaintiffs’ lawyer in the Moore action filed a motion for leave to file a second amended consolidated complaint. The court granted that motion on or about January 28, 2004. In addition to restating the contract claims, the second amended consolidated complaint includes nondisclosure claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton (the “Dresser claims”) that were included in the settlement discussions leading up to the signing of the memorandum of understanding and are among the claims to be resolved by the terms of the proposed settlement of the consolidated class actions.
The memorandum of understanding called for Halliburton to pay $6 million, which is to be funded by insurance proceeds. After the May 2003 announcement regarding the memorandum of understanding, one of the lead plaintiffs in the consolidated class actions announced that it was dissatisfied with the lead plaintiffs’ counsel’s handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs’ counsel. The dissident lead plaintiff further asserted that it believes the lead plaintiffs’ counsel failed in connection with the settlement negotiations to take into account the alleged value of certain Dresser claims and that the $6 million proposed settlement figure is therefore inadequate. It is unclear whether this dispute within the ranks of the lead plaintiffs will have any impact upon the process of approval of the settlement and whether the dissident plaintiff will object to the settlement at the time of the fairness hearing or opt out of the class action for settlement purposes. The process by which the parties will seek approval of the settlement is ongoing. The attorneys representing the dissident plaintiff filed yet another class action case in August 2003, raising allegations similar to those raised in the second amended consolidated complaint regarding the contract and Dresser claims. We believe that the allegations in that action, styled Kimble v. Halliburton Company, et al., are without merit and we intend to vigorously defend against them. We also believe that those new allegations fall within the scope of the memorandum of understanding and that the settlement, if approved and consummated, will dispose of those claims in their entirety with respect to all members of the class who do not validly and timely elect not to participate in the settlement. That action was recently consolidated within the Richard Moore v. Halliburton case. On June 7, 2004, the court entered an order preliminarily approving the settlement and scheduling the final hearing to determine fairness of the proposed settlement for August 26, 2004 and directing that notice be sent to class members.
As of the date of this filing, the $6 million settlement amount for the consolidated actions and the federal court derivative action was fully covered by our directors’ and officers’ insurance carrier. We have accrued a contingent liability for the $6 million settlement and a $6 million insurance receivable from the insurance carrier.

BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc., a wholly owned subsidiary, in a patent infringement lawsuit brought by BJ Services Company. In January 2004, we filed a petition requesting that the United States Supreme Court review and reverse the judgment, which was denied in April 2004. In April 2004, we paid the $107 million judgment amount, including pre- and post-judgment interest, with the funds that had been used for the bond.
Anglo-Dutch (Tenge). On October 24, 2003, a Texas district court jury returned a verdict finding a subsidiary of Halliburton liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oilfield in the former Soviet Republic of Kazakhstan. On January 20, 2004, the judge in that case entered judgment against us and our codefendants, Ramco Oil & Gas, Ltd. and Ramco Energy, PLC (collectively, Ramco), jointly and severally, for the total sum of $106 million. A charge in the amount of $77 million was recorded in the third quarter of 2003 related to this matter. In April 2004, we reached a settlement with the plaintiffs and made all payments to the plaintiffs pursuant to the settlement agreement. As a result of the settlement, the judgment entered against us has been vacated and the litigation dismissed. The settlement also provided Halliburton total indemnity for contribution claims, if any, of Ramco against Halliburton. After consideration of the settlement and legal costs, we reversed approximately $13 million of our remaining accrual in the first quarter of 2004. In the second quarter of 2004, we recovered the $25 million cash that we posted in lieu of a bond related to this matter, which was included in restricted cash as of March 31, 2004.
Newmont Gold. In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed which would require trial. We believe our exposure is no more than $40 million. We believe that we have valid defenses to Newmont’s claims and intend to vigorously defend the matter. As of June 30, 2004, we had not accrued any amounts related to this matter.
Smith International award. In June 2004, a Texas district court jury returned a verdict in our favor in connection with a patent infringement lawsuit we filed against Smith International (Smith). We were awarded $24 million in damages by the jury. Under applicable law the judge has the discretion to enhance the damages to a total amount of up to three times the amount awarded by the jury and to award attorney’s fees and costs. On July 26, 2004, we filed a motion requesting that the judge treble the amount of damages awarded by the jury and add our attorney’s fees and costs as well.
We filed the lawsuit in September 2002 seeking damages for Smith’s infringement of our patented Energy Balanced ™ roller cone drill bit technology. The jury found that Smith’s competing bits willfully infringed three of our patents. The jury also rejected Smith’s claims that the patents are invalid. We had not recorded a gain on this lawsuit as of June 30, 2004 as Smith has appealed the verdict.
Related litigation dealing with claims of infringement of the same technology is pending in courts in Italy and England.
Improper payments reported to the Securities and Exchange Commission. During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the

SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.
Nigerian joint venture. The SEC has commenced a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The United States Department of Justice is also investigating. The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to a subpoena, and intend to make our employees available to the SEC for testimony. In addition, we understand that A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, has received a subpoena from the SEC.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture.
It has been reported in the French press that the French magistrate has officially placed Jeffrey Tesler, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg, Ltd., a joint venture in which Kellogg Brown & Root has a 55% interest. The terminations occurred because of violations of our Code of Business Conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ's construction of the natural gas liquefaction facility in Nigeria. We understand that the Department of Justice has expanded its investigation to include whether Mr. Stanley may have received payments in connection with bidding practices on certain foreign projects. We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M.W. Kellogg, Ltd. and cover an extended period of time, in some cases significantly before our acquisition of Dresser Industries in 1998.
Our investigation of these matters is too preliminary to determine any impact they may have on us. We have engaged outside counsel to investigate any allegations and are cooperating with the United States government's inquiries. There can be no assurance that the government's or our investigation will not conclude that violations of applicable laws have occurred.
As of June 30, 2004, we had not accrued any amounts related to these investigations.
Operations in Iran. We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we

received from an Assistant United States Attorney for the Southern District of Texas a grand jury subpoena requesting the production of documents. We intend to cooperate with the government’s investigation. As of June 30, 2004, we had not accrued any amounts related to this investigation.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of June 30, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 13 federal and state superfund sites for which we have established a liability. As of June 30, 2004, those 13 sites accounted for approximately $9 million of our total $38 million liability.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of June 30, 2004, including $252 million which relate to our joint ventures’ operations.
In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covered at least 90% of the face amount of our then existing letters of credit. The Master LC Facility became effective in December 2003. Each bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings. In addition, at the discretion of the banks involved the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of outstanding letters of credit at closing plus $250 million, or approximately $1.5 billion.
The purpose of the Master LC Facility is to provide an advance for letter of credit draws, if any, as well as to provide collateral for the reimbursement obligations for the letters of credit. In May 2004, we extended the Master LC Facility, and advances under the Master LC Facility will now remain available until the earlier of December 31, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on June 30, 2005 and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. As of June 30, 2004 and December 31, 2003, there were no outstanding advances under the Master LC Facility.

Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $135 million at June 30, 2004 and $243 million at December 31, 2003 of liquidated damages we could incur based upon completing the projects as forecasted. If the April 2004 agreement in principle between Kellogg Brown and Root and Barracuda and Caratinga Leasing Company B.V. were not finalized, based on June 2004 project forecasts, Kellogg Brown & Root could be subject to an additional approximately $159 million in liquidated damages beyond the $85 million of liquidated damages recorded as of June 30, 2004 in the event that the delay in the project is determined to be attributable to us. There can be no assurance that further project delays will not occur.
Other. We are a party to various other legal proceedings. We expense the cost of legal fees as incurred related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 15. Accounting for Stock-Based Compensation
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

	Three Months		Six Months
	Ended June 30		Ended June 30

(Millions of dollars except per share data)	2004	2003	2004	2003

Net income (loss), as reported	$(667)	$26	$(732)	$69
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(7)	(7)	(13)	(13)

Net income (loss), pro forma	$(674)	$19	$(745)	$56

Basic income (loss) per share:
As reported	$(1.52)	$0.06	$(1.67)	$0.16

Pro forma	$(1.54)	$0.04	$(1.70)	$0.13

Diluted income (loss) per share:
As reported	$(1.52)	$0.06	$(1.67)	$0.16

Pro forma	$(1.54)	$0.04	$(1.70)	$0.12

Note 16. Income (Loss) Per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares, consisting primarily of stock options, with a dilutive effect had been issued. For the three months ended June 30, 2004, we have used the basic weighted average shares in the calculation as the effect of the common stock equivalents would be antidilutive based upon the net loss from continuing operations. The effect of common stock equivalents on basic weighted average shares outstanding was an additional three million shares in the six months ended June 30, 2004 and an additional two million shares in the three and six months ended June 30, 2003. Excluded from the computation of diluted income (loss) per share are options to purchase nine million shares of common stock which were outstanding during the three and six months ended June 30, 2004 and 15 million shares which were outstanding during the three and six months ended June 30, 2003. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 were not included in the computation of diluted income (loss) per share since the conditions for conversion had not been met as of June 30, 2004. Loss per share for discontinued operations and net loss for the six months ended June 30, 2004 were antidilutive, as the control number used to determine whether to include any common stock equivalents in the weighted shares outstanding for the period is income from continuing operations.

Note 17. Income Taxes
Benefit for income taxes of $29 million resulted in an effective tax rate of 36% in the second quarter of 2004, compared to an effective tax rate of 39% in the second quarter of 2003. The tax rate on the loss for the second quarter 2004 was attributable to lower tax benefits on the Barracuda-Caratinga charge partially offset by a reduction of current taxes in foreign jurisdictions.
Provision for income taxes of $20 million resulted in an effective tax rate of 39% in the first six months of 2004, compared to an effective tax rate of 41% in the first six months of 2003.  The tax rate for the first six months of 2004 was attributable to lower tax benefits on the Barracuda-Caratinga charge, partially offset by a reduction of current taxes in foreign jurisdictions.  The tax rate for the first six months of 2003 was mostly the result of the tax effect on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream.  These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.

Note 18. Retirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2004 and June 30, 2003 are as follows:

	Pension Benefits

	Three Months Ended				Other Postretirement
	June 30				Benefits

	2004		2003		Three Months Ended

	United		United		June 30

(Millions of dollars)	States	International	States	International	2004	2003

Components of net periodic
benefit cost:
Service cost	$-	$21	$1	$18	$-	$1
Interest cost	3	36	2	30	2	3
Expected return on plan assets	(3)	(40)	(3)	(34)	-	-
Amortization of prior
service cost	-	-	-	-	(3)	-
Settlements/curtailments	-	-	-	-	-	-
Recognized actuarial loss	1	4	1	5	1	-

Net periodic benefit cost	$1	$21	$1	$19	$-	$4

	Pension Benefits

	Six Months Ended				Other Postretirement
	June 30				Benefits

	2004		2003		Six Months Ended

	United		United		June 30

(Millions of dollars)	States	International	States	International	2004	2003

Components of net periodic
benefit cost:
Service cost	$-	$43	$1	$36	$-	$1
Interest cost	5	72	5	60	3	6
Expected return on plan assets	(6)	(81)	(6)	(68)	-	-
Amortization of prior
service cost	-	-	-	-	(5)	-
Settlements/curtailments	1	-	-	-	-	-
Recognized actuarial loss	2	8	1	9	1	-

Net periodic benefit
(income) cost	$2	$42	$1	$37	$(1)	$7

We currently expect to contribute approximately $67 million to our pension plans in 2004. As of June 30, 2004, we have contributed $39 million to our plans.
Effective July 1, 2004, we have adopted FAS Staff Position (FSP) 106-2 “Accounting for the Medicare Act,” which is related to our retiree medical plans. We will recognize the impact of the FSP in the third quarter of 2004.

Note 19. New Accounting Pronouncements
On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The adoption of this standard resulted in a charge of $8 million after tax as a cumulative effect of a change in accounting principle. The asset retirement obligations primarily relate to the removal of leasehold improvements upon exiting certain lease arrangements and restoration of land associated with the mining of bentonite. The total liability recorded at adoption and at June 30, 2004 for asset retirement obligations and the related accretion and depreciation expense for all periods presented is immaterial to our consolidated financial position and results of operations.
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
-   during 2001, we formed a joint venture in which we own a 50% equity interest with two unrelated partners, each owning a 25% equity interest. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third-party debt. The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing are being used to construct the assets and will be paid down with cash flows generated during the operation and service phase of the contract with the third party. As of June 30, 2004, the joint venture had total assets of $165 million and total liabilities of $164 million. Our aggregate exposure to loss as a result of our involvement with this joint venture is limited to our equity investment and subordinated debt of $11 million and any future losses related to the construction and operation of the assets. We are not the primary beneficiary. The joint venture is accounted for under the equity method of accounting in our Engineering and Construction Group segment; and
-   our Engineering and Construction Group is involved in three projects executed through joint ventures to design, build, operate, and maintain roadways for certain government agencies. We have a 25% ownership interest in these joint ventures and account for them under the equity method. These joint ventures are considered variable interest entities as they were initially formed with little equity contributed by the partners. The joint ventures have obtained financing through third parties which is not guaranteed by us. We are not the primary beneficiary of these joint ventures and will, therefore, continue to account for them using the equity method. As of June 30, 2004, these joint ventures had total assets of $1.4 billion and total liabilities of $1.3 billion. Our maximum exposure to loss is limited to our equity investments in and loans to the joint ventures, which totaled $21 million at June 30, 2004, and our share of any future losses to the construction of these roadways.
In May 2003, the Emerging Issues Task Force finalized its Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. As a result of our adoption of EITF 00-21 for contracts entered into subsequent to June 30, 2003, we recognize award fees and performance awards for the services portion of our contracts only when awarded by the customer. Award fees and performance awards on the construction portion of our contracts continue to be recognized based on estimates in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The amount of award fees and performance awards deferred on government contracts affected by EITF 00-21 in the second quarter of 2004 was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
During the first six months of 2004, we continued to:
-   make progress on our asbestos and silica settlement;
-   provide a large amount of government services work in the Middle East;
-   experience issues related to our Barracuda-Caratinga project, a large multiyear construction project in Brazil; and
-   address the substantial expected future demands on our funds.
Our operational performance, although disappointing with respect to the Barracuda-Caratinga project, was particularly strong in our oilfield services and government services operations.
Asbestos and silica. Having reached definitive settlements with almost all of our asbestos and silica personal injury claimants, certain of our subsidiaries filed Chapter 11 proceedings on December 16, 2003. A preapproved proposed plan of reorganization was filed as part of the Chapter 11 proceedings. On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the proposed plan of reorganization to implement our proposed asbestos and silica settlement. On July 26, 2004, certain of our insurance companies filed a notice of appeal concerning the bankruptcy court’s confirmation. Also on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain of our insurance companies filed a motion to vacate the District Court's affirmatin order in order to protect their appeal rights. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, we believe that the insurance companies will dismiss their notice of appeal, that the District Court’s affirmation order will become final and nonappealable, and that the plan of reorganization will become effective. Upon final and nonappealable confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against Halliburton and its subsidiaries will be channeled into trusts established for the benefit of claimants, thus releasing Halliburton and its affiliates from those claims.
We entered into a settlement with Equitas, the largest insurer of our asbestos and silica claims, during the first quarter of 2004. The settlement calls for Equitas to pay us $575 million, representing approximately 60% of applicable limits of liability that DII Industries had substantial likelihood of recovering from Equitas, provided that our plan of reorganization becomes effective and the current United States Congress does not pass national asbestos litigation reform legislation.
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
We also expect to shortly enter into a nonbinding agreement in principle with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. The final settlement agreement with the domestic insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreement, agreement by Federal-Mogul Products, Inc. (Federal-Mogul) and Cooper Industries, Inc. (Cooper) concerning DII Industries’ rights to access certain of the insurance policies, approval by the Federal-Mogul bankruptcy court of the agreement with Federal-Mogul and Cooper, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
These proposed settlements with our London Market and domestic insurance companies are subject to numerous conditions similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.

Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. In the second quarter of 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies, based upon the proposed agreement in principle, resulting in a pretax charge to discontinued operations of approximately $680 million.
At June 30, 2004, the liability related to the 59.5 million shares of Halliburton common stock to be contributed to the trusts was valued at $1.7 billion, an increase of $190 million from December 31, 2003, all of which was recorded during the first quarter of 2004. The increase in value reflected the rise in Halliburton’s stock price during the period.
Government services in the Middle East. Our government services revenue related to Iraq totaled approximately $4 billion during the first half of 2004 and approximately $3.6 billion in 2003. The work we perform includes providing construction and services for, among other things:
-   logistical support to the United States Army, including camp construction, operations and maintenance, food and dining services, and transportation services; and
-   restoration of the Iraqi petroleum industry, including the assessment and repair of the oil infrastructure associated with the Iraqi Southern oilfields.
The accelerated ramp-up in services in a war zone brought with it several challenges, including keeping our people safe, recruiting and retaining qualified personnel, identifying and retaining appropriate subcontractors, establishing the necessary internal control procedures associated with this type of business, and funding the increased working capital demands. We have received and expect to continue to receive heightened media, legislative, and regulatory attention regarding our work in Iraq, including the preliminary results of various audits by the Defense Contract Audit Agency (DCAA) related to our invoicing practices and our self-reporting of possible improper conduct by one or two of our former employees. In the first quarter of 2004, we reviewed our dining facilities and administration centers (DFACs) in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During the second quarter of 2004, we received notice from the DCAA that it is recommending withholding a portion of all our DFAC billings. The amount withheld totaled approximately $203 million as of June 30, 2004. The DCAA is continuing to recommend withholding 19.35% of payments on future DFAC billings relating to subcontracts entered into prior to February 2004.
During 2004, the Army Materiel Command issued mandates that could cause it to withhold 15% from our invoices to be paid after August 15, 2004 until our task orders under the LogCAP contract are definitized. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
During the second quarter of 2004, the Army Corps of Engineers withheld $57 million of our invoices related to a portion of our Restore Iraqi Oil I (RIO I) contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted and two have been finalized. The remaining eight are under review by the DCAA. These withholdings represent the amount invoiced in excess of 85% of the currently estimated amounts. The Army Corps of Engineers also could withhold similar amounts from future invoices under our RIO I contract until our task orders under the RIO I contract are definitized. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
Barracuda-Caratinga project. In recent years we have faced issues related to our Barracuda-Caratinga project, a multiyear construction project to build two converted supertankers which will be used as floating production, storage, and offloading units (FPSOs), 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The project will be used to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The project is significantly behind the original schedule and is in a financial loss position. In the first half of 2004, we recorded $407 million in pretax losses, which brings the inception-to-date pretax loss recorded on this project to $762 million. Of this amount, approximately $310 million was recorded in the second quarter of 2004, resulting from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project. Approximately $97 million was recorded during the first quarter of 2004, resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project.
Financing activities. The anticipated cash contribution to the asbestos and silica trusts later this year, the increased work in Iraq, and potential additional delays of certain billings related to work in Iraq have required us to raise substantial funds and could require us to raise additional funds in order to meet our current and potential future liabilities and working capital requirements. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. In addition, related to the prepackaged Chapter 11 filing, we entered into the following facilities, all of which are currently undrawn:
-   a secured master letter of credit facility intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 proceedings, which allows advances until December 31, 2004 or the exit date of our Chapter 11 proceedings, with repayments due June 30, 2005;
-   a secured $700 million three-year revolving credit facility for general working capital purposes which matures in October 2006; and
-   a secured $500 million 364-day revolving credit facility for general working capital purposes which matures in July 2005.
We have also received $268 million under our United States Energy Services Group (ESG) accounts receivable securitization facility as of June 30, 2004 and sold approximately $50 million of government receivables as of June 30, 2004. In addition, as early as January 2005, we may receive approximately $981 million of the funds that would be provided by Equitas and other insurance companies based on the settlements described above. We are executing programs to improve our working capital and to limit our spending on capital projects to those critical to serving our customers. We continue to maintain our investment grade credit ratings and believe we have sufficient cash and financing capacity to fund our asbestos and silica settlement obligations later this year and continue to grow our business.
Business focus. The outlook for our business is improving, with solid second quarter of 2004 results from all ESG business segments. As compared to the second quarter of 2003, ESG revenue increased in most geographic areas during the second quarter of 2004. Our ESG business has a strong correlation to oil and gas prices and worldwide rig activity. Oil prices increased approximately 32% from the prior year quarter and gas prices increased approximately 8%. Except for the Gulf of Mexico offshore rig count which continues to decline due to maturation of the market, the United States land and international land and offshore rig counts increased substantially from the prior year quarter. Our government services operating income has increased 40% year-over-year in our Engineering and Construction Group, but is expected to be lower on a comparative basis in the second half of 2004. The two-year $1.2 billion contract for the Repair and Continuity Operations of Iraq Oil Infrastructure, South (formerly RIO II), or PCO Oil South, and the five-year $1.5 billion military support contract offset a decline in work under RIO I, which is a more profitable contract.
Following is a more detailed discussion of each of these subjects.

Asbestos and Silica Obligations and Insurance Recoveries
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and six other subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh,

Pennsylvania. With the filing of the Chapter 11 proceedings, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed. See Note 13 for more information.
Our subsidiaries sought Chapter 11 protection because Sections 524(g) and 105 of the Bankruptcy Code may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon final and nonappealable confirmation of the plan of reorganization, current and future asbestos and silica personal injury claims against us and our affiliates will be channeled into trusts established for the benefit of claimants under Sections 524(g) and 105 of the Bankruptcy Code, thus releasing Halliburton and its affiliates from those claims. The plan of reorganization will become effective after the affirmation by the United States District Court of the confirmation order of the bankruptcy court becomes final and nonappealable. The affirmation will be final and nonappealable 30 days after entry of the order of affirmation if no appeals are filed or, if appeals are filed, once the appeals are withdrawn by those appealing or disposed of by an appeals court.
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
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the proposed plan of reorganization to implement our proposed asbestos and silica settlement. On July 26, 2004, certain of our insurance companies filed a notice of appeal concerning the bankruptcy court’s confirmation. Also on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain of our insurance companies filed a motion to vacate the District Court's affirmatin order in order to protect their appeal rights. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, we believe that the insurance companies will dismiss their notice of appeal, that the District Court’s affirmation order will become final and nonappealable, and that the plan of reorganization will become effective.
The proposed plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-   up to approximately $2.3 billion in cash;
-   59.5 million shares of Halliburton common stock;
-   a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-   a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $21 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
-   insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root. However, if the proposed settlements with our insurance companies are completed on the terms announced or proposed, insurance recoveries will not exceed $2.3 billion.

We intend to fund the trusts 30 days after the affirmation by the United States District Court becomes final and nonappealable, but no earlier than October 29, 2004, which is the earliest date the cash amount to be funded will be finalized.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. We also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We expect to pay an additional approximately $50 million in pending claims under these settlement agreements 30 days after the proposed plan of reorganization becomes final and nonappealable. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective in accordance with its terms.
Our proposed plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. At June 30, 2004, the liability was valued at $1.7 billion, an increase of $190 million from December 31, 2003, all of which was recorded during the first quarter of 2004. The value of the shares to be contributed was classified as a long-term liability on our consolidated balance sheets, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of 2004, our diluted earnings per share from continuing operations for the six months ended June 30, 2004 would have been reduced by $0.01 and for the three months ended June 30, 2004 would have been antidilutive. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
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
We understand that the United States Congress may consider adopting legislation that would establish a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. Our level of participation in and contribution to a national trust could be greater or less than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liability.
Recent insurance developments. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd's of London, reinsured by Equitas. The settlement, if all conditions precedent are satisfied, will resolve all asbestos-related claims made against Lloyd's underwriters by us and by each of our subsidiary and affiliated companies, including DII Industries, Kellogg Brown & Root, and their subsidiaries that have filed Chapter 11 proceedings as part of our proposed settlement. Provided that there is final and nonappealable confirmation of the plan of reorganization in the Chapter 11 proceedings and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of June 30, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the order of the bankruptcy court confirming DII Industries' plan of reorganization becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.

In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable. Currently, we expect to receive cash payments during the years of 2005 through 2009.
We also expect to shortly enter into a nonbinding agreement in principle with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. The final settlement agreement with the domestic insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreement, agreement by Federal-Mogul and Cooper concerning DII Industries’ rights to access certain of the insurance policies, approval by the Federal-Mogul bankruptcy court of the agreement with Federal-Mogul and Cooper, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions. Although we are working toward implementation of these proposed settlements, there can be no assurance that the transactions contemplated by these agreements in principle can be completed on the terms announced.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of $1.5 billion and a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. This discount will be accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments beginning in the third quarter of 2004.
Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. In the second quarter of 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon the proposed agreement in principle, resulting in a pretax charge to discontinued operations of approximately $680 million.

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO I and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.7 billion and $4 billion for the three and six months ended June 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO I, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
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
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we have processed payment for $2 million and have billed our customer that amount. We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
We understand that the United States Department of Justice and an Assistant United States Attorney based in Illinois are investigating some of these matters. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the Army Materiel Command directed KBR to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFACs in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During the second quarter of 2004, we received notice from the DCAA that it is recommending withholding a portion of all our DFAC billings. The amount withheld totaled approximately $203 million as of June 30, 2004. The DCAA is continuing to recommend withholding 19.35% of payments on future DFAC billings relating to subcontracts entered into prior to February 2004. We are negotiating with our customer, the Army Materiel Command, and the DCAA in an attempt to settle these issues.
During 2004, the Army Materiel Command issued mandates that could cause it to withhold 15% from our invoices to be paid after August 15, 2004 until our task orders under the LogCAP contract are definitized. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
During the second quarter of 2004, the Army Corps of Engineers withheld $57 million of our invoices related to a portion of our RIO I contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted and two have been negotiated. The remaining eight are in DCAA audit. These withholdings represent the amount invoiced in excess of 85% of the currently estimated amounts. The Army Corps of Engineers also could withhold similar amounts from future invoices under our RIO I contract until our task orders under the RIO I contract are definitized. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.

Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root, Inc. entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs. In addition, there will be 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in large part to change orders from the project owner, and is in a financial loss position. We expect that the Barracuda vessel will likely be completed by June 2005, and the Caratinga vessel will likely be completed by November 2005. However, there can be no assurance that further delays will not occur.
Our performance under the contract is secured by:
-   performance letters of credit, which together have available credit of approximately $272 million as of June 30, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-   retainage letters of credit, which together have available credit of approximately $170 million as of June 30, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-   a guarantee of KBR’s performance under the agreement by Halliburton Company in favor of the project owner.
In early April 2004, KBR and Petrobras, on behalf of the project owner, entered into a nonbinding agreement in principle. The April 2004 agreement in principle is the basis for settlement of the various claims between the parties and would amend existing agreements. Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and possibly the bankruptcy court that confirmed our proposed plan of reorganization. Discussions among all parties, including the project lenders, are underway. The April 2004 agreement in principle provides for:
-   the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-   the payment to us of $79 million as a result of change orders for remaining claims;
-   payment by Petrobras of any value added taxes on the project, except for $8 million which has been paid by us;
-   the assumption by Petrobras of certain work under the original contract;
-   the repayment on December 7, 2004 by KBR of a portion of $300 million of advance payments, without interest; and
-   an extension of time to the original completion dates that average approximately 18 months.
While negotiations are proceeding to reach a final agreement based on the provisions of the April 2004 agreement in principle, there can be no guarantee that an agreement will be achieved.
In the first quarter of 2004, we recorded a charge of $97 million resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project. In June 2004, we recorded additional operating losses on our Barracuda-Caratinga project of approximately $310 million. The additional charge resulted from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project until completion. Specifically, in the second quarter, with the integration phase of the Barracuda vessel we experienced a significant reduction in productivity and rework required from the vessel conversion. We have taken steps to mobilize more resources including specialized management personnel in both Houston and South America to oversee the final stages of the project. We have conducted additional cost and schedule reviews of the remaining project activities, and we have initiated several work process changes in an attempt to expedite work on the project.
As of June 30, 2004:
-   the project was approximately 87% complete;
-   we have recorded an inception-to-date pretax loss of $762 million related to the project, of which $310 million was recorded in the second quarter of 2004; $97 million was recorded in the first quarter of 2004; $238 million was recorded in 2003 ($55 million during the first quarter of 2003, $173 million during the second quarter of 2003 and $10 million in the fourth quarter of 2003); and $117 million was recorded in 2002;
-   the losses recorded include $85 million in liquidated damages; and
-   the probable unapproved claims were reduced from $114 million at December 31, 2003 to zero based upon the April 2004 agreement in principle.
Default provisions. In the event that we were determined to be in default under the contract, and if the project was not completed by us as a result of our default, the project owner may seek direct damages. Those damages could include completion costs in excess of the contract price and interest on borrowed funds, but would exclude consequential damages. The total damages could be up to $500 million plus the return of up to $300 million in advance payments previously received by us to the extent they have not been repaid. A termination of the contract by the project owner could have a material adverse effect on our financial condition and results of operations.
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
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life. That funding level assumes that, pursuant to amended project agreements implementing the April 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. Estimated cash flows relating to the losses are as follows:

(Millions of dollars)

Amount funded through June 30, 2004	$249
Amount to be funded during the remainder of 2004,
including repayment of a portion of $300
million advance payments	342
Amount to be funded during 2005	171

Total cash shortfalls	$762

LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2004 with cash and equivalents of $2.2 billion compared to $1.8 billion at December 31, 2003.

Significant uses of cash. Our liquidity and cash balance during the first half of 2004 have been significantly affected by our government services work in Iraq. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, were approximately $1.1 billion at June 30, 2004. We expect a general decline in our working capital requirements during the second half of the year, primarily due to the transfer of the civilian fuel delivery work to the Defense Energy Support Center, the completion of the RIO I project, and the leveling off of the LogCAP project work after the initial ramp-up in 2003.
See “Executive Overview - United States Government Contract Work” above for cash flow timing issues related to our United States government work.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. At that time, we also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We expect to pay an additional approximately $50 million in pending claims under these settlement agreements 30 days after the proposed plan of reorganization becomes final and nonappealable. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective in accordance with its terms.
Capital expenditures of $284 million in the six months ended June 30, 2004 were 24% higher than in the six months ended June 30, 2003. Capital spending in the first six months of 2004 continued to be primarily directed to the Energy Services Group for production optimization, drilling and formation evaluation, and manufacturing capacity. We expect capital spending to continue at approximately this rate throughout the year. We paid $110 million in dividends to our shareholders in the first six months of 2004 and $109 million in the first six months of 2003.
During 2004, we had significant developments on two legal matters: BJ Services Company patent litigation and Anglo-Dutch (Tenge). See Note 14 to the condensed consolidated financial statements for more information. In April 2004, we paid the $107 million judgment amount in the BJ Services patent litigation, including pre- and post-judgment interest with the funds that had been used to post the bond in the case. In April 2004, we also reached a settlement with the plaintiffs in the Anglo-Dutch litigation and made all payments pursuant to the settlement agreement. During the second quarter of 2004, we recovered the $25 million cash in lieu of bond deposit for the Anglo-Dutch litigation formerly included in restricted cash.
See “Executive Overview - Barracuda-Caratinga Project: Cash flow considerations” above for anticipated timing of cash flow items related to the Barracuda-Caratinga project.
Significant sources of cash. Our operations provided approximately $180 million in cash flow in the first six months of 2004. In addition, we received $20 million from the sale of our remaining shares of National Oilwell, Inc.
In January 2004, we issued senior notes due 2007 totaling $500 million, which will primarily be used to fund the asbestos and silica liability settlement. Our combined short-term notes payable and long-term debt was 70% of total capitalization at June 30, 2004 and 58% of total capitalization at December 31, 2003.
Other sources of cash. In May 2004, Kellogg Brown & Root Services, Inc. entered into an agreement to sell, assign, and transfer its entire title and interest in specified accounts receivable to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the facility varies based on the amount of eligible KBR receivables at any given time and other factors. However, each receivable sold pursuant to this agreement must have a net face value (as defined in this agreement) of at least $500,000 and the maximum amount that may be outstanding under this agreement at any given time is $650 million. The total amount outstanding under this agreement as of June 30, 2004 was approximately $50 million.

In June 2004, we sold undivided interests totaling $268 million under our Energy Services Group securitization facility. See “Off Balance Sheet Risk” below for further discussion.
Future sources of cash. We have available to us significant sources of cash in the near term should we need them.
Asbestos and silica liability financing. In the fourth quarter of 2003, we entered into a secured $700 million three-year revolving credit facility for general working capital purposes. In July 2004, we entered into an additional secured $500 million 364-day revolving credit facility for general working capital purposes with terms substantially similar to our $700 million revolving credit facility. At this time, both of these facilities remain undrawn.
Asbestos and silica settlements with insurance companies. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd’s of London, reinsured by Equitas, for asbestos- and silica-related claims and all other claims under the applicable insurance policies.
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies.
We also expect to shortly enter into a nonbinding agreement in principle with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies.
These proposed settlements with our London Market and domestic insurance companies are subject to numerous conditions, similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables.
See “Executive Overview - Asbestos and Silica Obligations and Insurance Recoveries” above for a discussion regarding the timing of payments related to these settlements.

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
The industries we serve are highly competitive with many substantial competitors for each segment. In the first half of 2004, based upon the location of the services provided and products sold, 26% of our total revenue was from the United States and 27% was from Iraq. In the first half of 2003, 33% of our total revenue was from the United States and 11% of our total revenue was from the United Kingdom. Revenue from Iraq in the first half of 2003 was less than 10% of our total revenue. No other country accounted for more than 10% of our revenue during these periods. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any international country would be material to our consolidated results of operations.
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
Energy Services Group
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production expenditures by international and national oil companies, the world economy, and global stability, which together drive worldwide drilling activity. Our Energy Services Group financial performance is significantly affected by oil and gas prices and worldwide rig activity, which are summarized in the following tables. When these increase, it generally means increased work for our businesses. The table below presents average oil and gas prices.

	Three Months Ended
	June 30		Year Ended

Average Oil and Gas Prices	2004	2003	2003

West Texas Intermediate
oil prices (dollars per barrel)	$38.34	$29.16	$31.14
Henry Hub gas prices (dollars per
million cubic feet)	$6.08	$5.63	$5.63

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
As of the second quarter of 2004, oil prices have continued their upward trend due to low petroleum inventory levels in the United States and Organization for Economic Cooperation and Development countries, geopolitical risk premiums resulting from terrorist attacks in the Middle East, strike disruptions in Norway and Nigeria, and uncertainty about the future of Russia’s capability of supplying the international marketplace. Natural gas prices have remained relatively high. Even though inventories of natural gas appear normal, strong demand for natural gas coupled with high petroleum prices has lifted natural gas prices.
The quarterly and yearly average rotary rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

Average Rig Counts	2004	2003	2004	2003

Land vs. Offshore

United States:
Land	1,070	919	1,045	856
Offshore	94	109	96	109

Total	1,164	1,028	1,141	965

Canada:
Land	199	199	361	345
Offshore	3	4	4	3

Total	202	203	365	348

International (excluding Canada):
Land	586	534	574	533
Offshore	251	231	243	222

Total	837	765	817	755

Worldwide total	2,203	1,996	2,323	2,068

Land total	1,855	1,652	1,980	1,734

Offshore total	348	344	343	334

	Three Months Ended		Six Months Ended
	June 30		June 30

Average Rig Counts	2004	2003	2004	2003

Oil vs. Gas

United States:
Oil	158	168	156	160
Gas	1,006	860	985	805

Total	1,164	1,028	1,141	965

Canada: *	202	203	365	348
International (excluding Canada):
Oil	625	558	611	549
Gas	212	207	206	206

Total	837	765	817	755

Worldwide total	2,203	1,996	2,323	2,068

* Canadian rig counts by oil and gas were not available.

Most of our work in the Energy Services Group closely tracks the number of active rigs. As rig count increases or decreases, so does the total available market for our services and products. Further, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs.
The continuing high oil and gas prices helped to significantly increase worldwide rig count compared to the same period last year to an average of 2,203 during the quarter. In the second quarter of 2004, the United States rig count increase continued to focus on the land gas drilling as gas prices remained high due to economic demand growth and higher fuel oil prices that discourage switching to a lower-priced fuel source to minimize cost. United States offshore rigs continued to decrease as a result of a weakened Gulf of Mexico region. Year-over-year, international rig count increased primarily in Latin America, Asia

Pacific, and the Middle East, offset by declining rig counts in Europe and Africa. In Western Europe, oil company dissatisfaction with high operating costs and inconsistent government policies continued to impede exploration and production recovery.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services; conversely, during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services. During the second quarter of 2004, general overall discounts were essentially flat. With a tightening of supply and increasing demand for many of our services to the energy industry, we implemented United States price book increases in the second quarter of 2004 of up to 8% in several of our services.
Overall outlook
As we look forward, we see modest growth in the global oilfield services market during 2004. Recently, the Energy Information Administration (EIA) revised upward its forecast of world oil demand annual growth from 2.2% in 2004 and 2005 to 2.8% in 2004 and 2.5% in 2005. The EIA also predicts total demand for petroleum products in the United States in 2004 to increase approximately 1.9%, as increases in transportation- and industrial-related use offset some reductions in heavy fuel oil demand.
According to EIA projections, natural gas demand will increase about 1.1% in 2004 due to increasing economic growth, the lack of fuel-switching options given the high cost of oil, the continuing rise in electricity demand, and below-average hydroelectric power levels in the Pacific Northwest. Demand growth in 2005 is expected to be flat as natural gas end-use prices remain high. Demand growth and limited new supply are expected to keep prices near $6.00 per million cubic feet.
Spears and Associates expects the United States rig count to average 1,169 rigs in 2004, up 7% from its March 2004 estimate. Offshore activity is expected to decline approximately 8% in 2004 compared to 2003. For Canada, Spears is predicting an average of 398 rigs in 2004, which is up from its March 2004 projection. Growth in international drilling activity is expected to remain positive over the coming year. Spears expects the international rig count to rise 6% in 2004 to an average 809 rigs, with 10,083 new wells forecasted to be drilled. Only the European region is expected to see less activity this year. Given the current level of prices, the economic incentive to drill is expected to remain attractive.
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
Our government services opportunities continue to remain strong across all regions, with United States government spending in Iraq outpacing other markets. Area security has continued to challenge the reconstruction of Iraq, and the handover from coalition forces to the interim Iraqi government has heightened uncertainty in this post-transition period. If stability is achieved in the coming months, we expect further contracting of the reconstruction plans and much activity in the engineering and construction industry in the Middle East. Due to our presence and performance in Iraq, we believe KBR is well-positioned to be awarded future work in the area. Other more traditional government markets and opportunities ranging from government services, outsourcing, and privatization will continue to mature and may present competitive opportunities.
The drive to monetize gas reserves in the Middle East, West Africa, Asia Pacific, Eurasia, and Latin America, combined with strong demand for gas and liquefied natural gas (LNG) in the United States, Japan, Korea, Taiwan, China, and India, has led to numerous gas to liquid, LNG liquefaction, and gas development projects in the exporting regions, as well as onshore or floating LNG terminals and gas processing plants in the importing countries. Our LNG projects continue to realize good job performance and financial contributions. The combination of tight supply, recovering demand, and new environmental regulations is predicted to drive worldwide refining margins upward in 2004 and lead to an increase in capital spending in all regions.
Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide, and we expect this trend to continue. Our production services arm, which performs engineering modifications and maintenance for upstream hydrocarbons assets, has added substantial new work. Even greater opportunities in this area are anticipated as maturing oilfield assets require improved production efficiency and compliance with tightening emissions regulations. Additionally, concerns about future gas shortages in the United States have resulted in renewed interest in coal bed methane and gas field development, which presents opportunities to provide support services for, or contract operation of, some of these fields.
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
The approximate percentages of revenue attributable to fixed-price and cost-reimbursable Engineering and Construction Group segment contracts are as follows:

	Fixed-price	Cost-reimbursable

Six months ended June 30, 2004	12%	88%
Year ended December 31, 2003	24%	76%

RESULTS OF OPERATIONS IN 2004 COMPARED TO 2003

Second Quarter of 2004 Compared with the Second Quarter of 2003

REVENUES:	Second Quarter		Increase/	Percentage

(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$423	$414	$9	2%
Fluids	554	518	36	7
Production Optimization	797	692	105	15
Landmark and Other Energy Services	130	156	(26)	(17)

Total Energy Services Group	1,904	1,780	124	7
Engineering and Construction Group	3,052	1,819	1,233	68

Total revenues	$4,956	$3,599	$1,357	38%

Geographic – Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$140	$127	$13	10%
Latin America	71	65	6	9
Europe/Africa	80	91	(11)	(12)
Middle East/Asia	132	131	1	1

Subtotal	423	414	9	2

Fluids:
North America	259	251	8	3
Latin America	78	59	19	32
Europe/Africa	127	120	7	6
Middle East/Asia	90	88	2	2

Subtotal	554	518	36	7

Production Optimization:
North America	400	332	68	20
Latin America	85	82	3	4
Europe/Africa	164	146	18	12
Middle East/Asia	148	132	16	12

Subtotal	797	692	105	15

Landmark and Other Energy Services:
North America	47	52	(5)	(10)
Latin America	23	20	3	15
Europe/Africa	26	37	(11)	(30)
Middle East/Asia	34	47	(13)	(28)

Subtotal	130	156	(26)	(17)

Total Energy Services Group revenues	$1,904	$1,780	$124	7%

OPERATING INCOME (LOSS):	Second Quarter		Increase/	Percentage

(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$59	$49	$10	20%
Fluids	77	68	9	13
Production Optimization	121	112	9	8
Landmark and Other Energy Services	14	6	8	133

Total Energy Services Group	271	235	36	15
Engineering and Construction Group	(277)	(148)	(129)	(87)
General corporate	(20)	(16)	(4)	(25)

Operating income (loss)	$(26)	$71	$(97)	(137)%

Geographic – Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$24	$1	$23	NM
Latin America	9	10	(1)	(10)%
Europe/Africa	5	20	(15)	(75)
Middle East/Asia	21	18	3	17

Subtotal	59	49	10	20

Fluids:
North America	43	25	18	72
Latin America	13	13	-	-
Europe/Africa	11	18	(7)	(39)
Middle East/Asia	10	12	(2)	(17)

Subtotal	77	68	9	13

Production Optimization:
North America	78	60	18	30
Latin America	9	15	(6)	(40)
Europe/Africa	11	19	(8)	(42)
Middle East/Asia	23	18	5	28

Subtotal	121	112	9	8

Landmark and Other Energy Services:
North America	7	5	2	40
Latin America	5	5	-	-
Europe/Africa	(1)	(6)	5	83
Middle East/Asia	3	2	1	50

Subtotal	14	6	8	133

Total Energy Services Group
operating income	$271	$235	$36	15%

   NM – Not Meaningful

The increase in consolidated revenues for the second quarter of 2004 compared to the second quarter of 2003 was largely attributable to activity in our government services projects, primarily work in the Middle East. International revenue was 71% of consolidated revenues in the second quarter of 2004 and 67% of consolidated revenues in the second quarter of 2003, with the increase attributable to our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.9 billion, or 38% of consolidated revenues, for the second quarter of 2004. Revenue from the United States Government during the same period in 2003 represented 12% of consolidated revenues.
The consolidated operating income decrease in the second quarter of 2004 compared to the second quarter of 2003 was attributable to the charge recorded on our Barracuda-Caratinga project of approximately $310 million in the second quarter of 2004 compared to a $173 million charge recorded in the second quarter of 2003. The charges were partially offset by increases in our government services projects and stronger performance in our Energy Services Group, largely due to favorable changes in oil and gas prices, increased worldwide rig counts, and improved prices in the United States since the second quarter of 2003. During the second quarter of 2004, Iraq-related work contributed approximately $1.7 billion to consolidated revenues and $23 million to consolidated operating income, a 1.4% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Drilling and Formation Evaluation revenue increased $9 million in the second quarter of 2004 compared to the second quarter of 2003. Sales increases of $12 million for logging and perforating services were primarily due to high land rig count and price increases in the United States and increased sales to China. Drill bits sales contributed approximately $6 million to the increase in revenue due in large part to increased market penetration in roller cone and fixed cutter bits in the United States and an increase in direct sales in Kazakhstan and Turkmenistan. A decrease of $9 million in drilling services revenue was primarily related to the Gulf of Mexico where rig counts declined over 10% compared to the prior year period and to a large direct sale into Russia in the second quarter of 2003. These declines were partially offset by increased onshore activity in the United States and Canada. All geographic regions returned revenue increases for the segment except Europe/Africa. In Europe/Africa, a revenue decline of approximately 12% was primarily due to decline in activity in both the United Kingdom sector of the North Sea and in Africa. International revenue was 72% of total segment revenue in the second quarter of 2004 and in the second quarter of 2003.
Segment increase in operating income was primarily attributable to a $9 million increase in logging and perforating, driven largely by higher United States land rig activity and improved pricing. Drilling services operating income increased $3 million primarily due to a $13 million positive impact of a change in accounting estimate to extend the useful life of directional drilling and logging-while-drilling tools for depreciation purposes, partially offset by weakness in the United Kingdom sector of the North Sea and in Africa. We extended useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices which helped to extend the lives. The decrease in drill bits results was due to legal fees related to the Smith International patent infringement litigation (see Note 14 to the condensed consolidated financial statements).
Fluids increase in revenue compared to the second quarter of 2003 was driven by a $29 million increase in revenue from cementing activities, which benefited from land rig count increases and price improvements in the United States and new contract awards in Oman. Drilling fluids sales increased $2 million, with increased activity in the United States and new contract awards in Mexico. The increase in revenue in both product lines was partially offset by lower activity in the Gulf of Mexico due to reduction in deepwater activity in the drilling fluids product line combined with poor job mix for cementing services in both shelf and deepwater areas. The Fluids segment saw revenue increases in all geographic regions. International revenue was 57% of total segment revenue in the second quarter of 2004 compared to 55% in the second quarter of 2003.
The Fluids segment operating income increase compared to the second quarter of 2003 resulted from a cementing services increase of $6 million due to higher land rig activity in the United States and improved pricing. Equity losses of $4 million from the Enventure expandable casing joint venture were recorded in the second quarter of 2003 and did not recur in the current year quarter. This joint venture is currently accounted for on the cost basis since reducing our ownership in the first quarter of 2004.
Production Optimization increase in revenue compared to the second quarter of 2003 was mainly attributable to production enhancement services, which increased revenue by $80 million. This was driven by increased rig activity in North America, primarily related to fracturing and acidizing, improved North America pricing, new contract awards in Algeria and Gabon, and continued growth in Russia. Completions and reservoir optimization services contributed $28 million to segment revenue, primarily due to increased tubing-conveyed perforating activity, exploratory testing activity in Europe/Africa and Middle East/Asia, and increased product sales. Segment revenue for the second quarter of 2004 was negatively impacted by

$5 million compared to the second quarter of 2003 due to the sale of Halliburton Measurement Systems in May 2003. Production Optimization saw revenue increases in all geographic regions. International revenue was 54% of total segment revenue in the second quarter of 2004 compared to 55% in the second quarter of 2003.
Production Optimization operating income for the second quarter of 2004 increased $9 million as compared to the second quarter of 2003. A gain of $24 million for the sale of Halliburton Measurement Systems was included in the second quarter of 2003. The increase in Production Optimization results was driven by a $27 million increase in production enhancement operating income due to improved equipment and crew utilization and pricing improvements in the United States. Completions and reservoir optimization increase in operating income of $20 million in the second quarter of 2004 compared to the second quarter of 2003 was largely driven by increases in international demand for tubing-conveyed perforating, testing services, completions equipment, and sand control tools. Increases in the segment were partially offset by a decrease of $13 million in equity income from the Subsea 7 joint venture, which was adversely impacted by changes in estimated project costs and claims recoveries.
Landmark and Other Energy Services decrease in revenue compared to the second quarter of 2003 was attributable to lower revenue in integrated solutions due to reduced project management work in Iraq, sale of an oil and gas property in Indonesia, and a downward trend in subsea operations. Landmark Graphics second quarter of 2004 revenue increased by 2% compared to second quarter of 2003, due primarily to increased software and hardware sales in Middle East/Asia. International revenue was 67% of total segment revenue in the second quarter of 2004 compared to 72% in the second quarter of 2003.
Segment operating income increased $8 million compared to the second quarter of 2003, despite lower revenues, due to strong commodity prices in integrated solutions services.
Engineering and Construction Group increase in revenue compared to the second quarter of 2003 was due primarily to $1.4 billion increase in government-related activities in the Middle East. In addition, segment revenue increased $84 million from progress on an oil project in Canada and activities at our shipyard in the United Kingdom. Partially offsetting the increases were $202 million lower revenue earned on the Belanak project in Indonesia, the Barracuda-Caratinga project in Brazil, and completion of refining facilities in the United States.
Engineering and Construction Group posted an operating loss of $277 million in the second quarter of 2004 compared to a $148 million loss in the second quarter of 2003. Second quarter of 2004 operating results included a $310 million pretax loss on the Barracuda-Caratinga project compared to a $173 million loss in the second quarter of 2003. The loss in the second quarter of 2004 resulted from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project. Specifically, in the second quarter, with the integration phase of the Barracuda vessel we experienced a significant reduction in productivity and rework required from the vessel conversion. We have taken steps to mobilize more resources including specialized management personnel in both Houston and South America to oversee the final stages of the project. We have conducted additional cost and schedule reviews of the remaining project activities, and we have initiated several work process changes in an attempt to expedite work on the project. In addition, several joint venture infrastructure projects in the Europe/Africa region were negatively affected by projected cost increases. The losses were partially offset by improved results on government-related activities of $12 million and higher contributions of $12 million from an oil project in Canada and production services projects in the United Kingdom.
General corporate expenses were $20 million in the second quarter of 2004 compared to $16 million in the same period of 2003. Included in the second quarter of 2004 expenses is a $7.5 million charge related to our recent settlement with the Securities and Exchange Commission (SEC), which was partially offset by lower expenses due to the sale of an aircraft and a decrease in legal costs. See Note 14 of the condensed consolidated financial statements for more information regarding the SEC settlement.

NONOPERATING ITEMS

Interest expense increased $28 million in the second quarter of 2004 compared to the second quarter of 2003, due primarily to interest on $1.2 billion convertible notes issued in June 2003, $1.05 billion senior floating and fixed notes issued in October 2003, and $500 million senior floating rate notes issued in January 2004.
Foreign currency losses, net for the second quarter of 2004 were $7 million compared to a gain of $19 million for the same period of 2003. The current quarter loss is primarily related to losses in Indonesia and devaluation of the Eurodollar. The gain in the second quarter of 2003 was primarily due to gains in the United Kingdom and Canada.
Benefit for income taxes of $29 million resulted in an effective tax rate of 36% in the second quarter of 2004, compared to an effective tax rate of 39% in the second quarter of 2003. The tax rate on the loss for the second quarter of 2004 was attributable to lower tax benefits on the Barracuda-Caratinga charge, partially offset by a reduction of current taxes in foreign jurisdictions.
Loss from discontinued operations, net of tax in the second quarter of 2004 includes a $680 million pretax charge related to the write-down of our insurance receivable associated with our asbestos- and silica-related liabilities and an $11 million write-off of fees related to the delayed-draw term facility which expired on June 30, 2004. Discontinued operations loss in the second quarter of 2003 reflects a $30 million pretax charge related to the July 2003 funding of the debtor-in-possession financing to Harbison-Walker in connection with their Chapter 11 bankruptcy proceeding.

RESULTS OF OPERATIONS IN 2004 COMPARED TO 2003

First Six Months of 2004 Compared with the First Six Months of 2003

REVENUES:	First Six Months		Increase/	Percentage

(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$867	$793	$74	9%
Fluids	1,089	998	91	9
Production Optimization	1,505	1,319	186	14
Landmark and Other Energy Services	259	281	(22)	(8)

Total Energy Services Group	3,720	3,391	329	10
Engineering and Construction Group	6,755	3,268	3,487	107

Total revenues	$10,475	$6,659	$3,816	57%

Geographic – Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$293	$265	$28	11%
Latin America	136	121	15	12
Europe/Africa	161	163	(2)	(1)
Middle East/Asia	277	244	33	14

Subtotal	867	793	74	9

Fluids:
North America	518	498	20	4
Latin America	152	112	40	36
Europe/Africa	245	225	20	9
Middle East/Asia	174	163	11	7

Subtotal	1,089	998	91	9

Production Optimization:
North America	754	648	106	16
Latin America	158	146	12	8
Europe/Africa	310	270	40	15
Middle East/Asia	283	255	28	11

Subtotal	1,505	1,319	186	14

Landmark and Other Energy Services:
North America	95	96	(1)	(1)
Latin America	40	29	11	38
Europe/Africa	53	78	(25)	(32)
Middle East/Asia	71	78	(7)	(9)

Subtotal	259	281	(22)	(8)

Total Energy Services Group revenues	$3,720	$3,391	$329	10%

OPERATING INCOME (LOSS):	First Six Months		Increase/	Percentage

(Millions of dollars)	2004	2003	(Decrease)	Change

Drilling and Formation Evaluation	$102	$115	$(13)	(11)%
Fluids	137	123	14	11
Production Optimization	203	180	23	13
Landmark and Other Energy Services	43	(3)	46	NM

Total Energy Services Group	485	415	70	17
Engineering and Construction Group	(292)	(167)	(125)	(75)
General corporate	(44)	(35)	(9)	(26)

Operating income	$149	$213	$(64)	(30)%

Geographic – Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$41	$40	$1	3%
Latin America	14	15	(1)	(7)
Europe/Africa	9	31	(22)	(71)
Middle East/Asia	38	29	9	31

Subtotal	102	115	(13)	(11)

Fluids:
North America	74	49	25	51
Latin America	24	25	(1)	(4)
Europe/Africa	22	30	(8)	(27)
Middle East/Asia	17	19	(2)	(11)

Subtotal	137	123	14	11

Production Optimization:
North America	125	95	30	32
Latin America	19	30	(11)	(37)
Europe/Africa	15	22	(7)	(32)
Middle East/Asia	44	33	11	33

Subtotal	203	180	23	13

Landmark and Other Energy Services:
North America	30	(9)	39	NM
Latin America	9	(4)	13	NM
Europe/Africa	(1)	-	(1)	NM
Middle East/Asia	5	10	(5)	(50)

Subtotal	43	(3)	46	NM

Total Energy Services Group
operating income	$485	$415	$70	17%

   NM – Not Meaningful

The increase in consolidated revenues for the first six months of 2004 compared to the first six months of 2003 was largely attributable to activity in our government services projects, primarily work in the Middle East. International revenue was 74% of consolidated revenues in the first six months of 2004 and 67% of consolidated revenues in the first six months of 2003, with the increase attributable to our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $4.5 billion, or 43% of consolidated revenues, for the first six months of 2004. Revenue from the United States Government during the same period in 2003 represented approximately 10% of consolidated revenues.
The consolidated operating income decrease was primarily due to $407 million of charges related to our Barracuda-Caratinga project in the first six months of 2004 compared to $228 million in the first six months of 2003, partially offset by increases in our government services projects and stronger performance in our Drilling and Formation Evaluation, Fluids, and Production Optimization segments, largely due to favorable changes in oil prices and rig counts in the first six months of 2004. During the first six months of 2004, Iraq-related work contributed approximately $4 billion to consolidated revenues and $60 million to consolidated operating income, a 1.5% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Drilling and Formation Evaluation revenue increase in the first half of 2004 was largely driven by a $52 million increase in logging and perforating services due to higher land rig count and price increases in the United States and a large direct sale into China. Drill bits revenue increased $15 million, benefiting from increases in land rig counts, improved pricing, and increased market penetration in roller cone and fixed cutter bits in the United States and Canada. Drilling services contributed $5 million to the increase due to growth in Norway as a result of previously announced new contract awards and increased activity in Brazil in the first six months of 2004, which were partially offset by a significant decline in activity in the Gulf of Mexico. International revenue was 73% of total segment revenues in the first six months of 2004 compared to 72% in the first six months of 2003.
The decrease in operating income for the segment in the first six months of 2004 reflects a $36 million pretax gain on the disposition of Mono Pumps in the first quarter of 2003. Offsetting this was improved contribution by logging and perforating services of $23 million, driven largely by price increases in the United States and significant cost reductions in Nigeria and Angola. Drilling services operating income reflects an increase of $13 million due to a change in accounting estimate to extend the useful life of directional drilling and logging-while-drilling tools for depreciation purposes, partially offset by weakness in the United Kingdom sector of the North Sea and in Africa. We extended useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices which helped to extend the lives.
Fluids revenue increase compared to the first six months of 2003 was driven by a $75 million improvement in revenue from cementing activities, due to increased land rig count and price improvements in the United States and new contract awards in Mexico, Norway, and Oman. Drilling fluids contributed $6 million to segment revenue due to increases in the United States and Canada, primarily based on increases in natural gas prices, and the award of new contracts in Norway, Mexico, and Venezuela. Drilling fluids revenue was significantly impacted by reduced activity in the Gulf of Mexico and Nigeria. International revenue was 58% of total segment revenues in the first six months of 2004 compared to 55% in the first six months of 2003.
The Fluids segment operating income increase compared to the first half of 2003 resulted from a cementing services increase of $21 million, partially offset by lower results from drilling fluids of $13 million. The increase in cementing results occurred predominantly in North America due to increased land rig activity in the United States and Canada and pricing improvements. Drilling fluids results were negatively impacted by reduced activity in the Gulf of Mexico and Nigeria. Also included in the Fluids segment operating income comparison was a $6 million increase due to a loss recorded in our Enventure expandable casing joint venture in the first six months of 2003, which did not recur in the first six months of 2004. We have been accounting for Enventure on the cost method since reducing our ownership interest in the first quarter of 2004.
Production Optimization increase in revenue compared to the first six months of 2003 was mainly attributable to production enhancement services, which increased revenue by $156 million. This was driven by increased activity in North America primarily related to fracturing and acidizing, new hydraulic workover services, new contract awards in Algeria and Gabon, and continued growth in Russia. Completions and reservoir optimization services contributed $36 million to segment revenue, primarily due to increased tubing-conveyed perforating activity and exploratory testing activity in the United Kingdom, Algeria, Indonesia, and Norway, and increased product sales. The completions and reservoir optimization revenue comparison was negatively impacted by $14 million due to the sale of Halliburton Measurement Systems in May 2003 and a significant reduction in deepwater activity in the Gulf of Mexico. Production Optimization saw revenue increases in all geographic regions. International revenue was 55% of total segment revenue in the first six months of 2004 compared to 54% in the first six months of 2003.

Production Optimization operating income for the first half of 2004 increased $23 million as compared to the first half of 2003. A gain of $24 million from the sale of Halliburton Measurement Systems was included in the second quarter of 2003. The improvement in Production Optimization results was driven by a $49 million increase in production enhancement due to improved equipment and crew utilization and increased land rig count and pricing improvements in the United States. Strong results in the United States were partially offset by declines in the international markets due to lower vessel utilization in the North Sea and offshore Angola, Brazil, and Mexico. Completions and reservoir optimization increase of $15 million in the first six months of 2004 compared to the first six months of 2003 was largely driven by increases in international demand for tubing-conveyed perforating and testing services resulting in improvements in equipment and crew utilization. Additionally, increased sales of completions and sand control tools in the United Kingdom and increased sales in Norway contributed to higher operating income in the first half of 2004. Increases in segment results were partially offset by a decrease of $16 million in equity income from our Subsea 7 joint venture, which was adversely impacted by changes in estimated project costs and claims recoveries.
Landmark and Other Energy Services revenue decrease in the first half of 2004 was due to lost revenues of $11 million from the sale of Wellstream in the first quarter of 2003, a decrease in integrated solutions services due to reduced project management work in Iraq, the sale of an oil and gas property in Indonesia, and a downward trend in subsea operations. These decreases were partially offset by increased revenue of 3% from Landmark Graphics, due to higher software, hardware, and consulting sales in Middle East/Asia and Latin America. International revenue was 67% of total segment revenue in the first six months of 2004 compared to 70% in the first six months of 2003.
Segment operating income increased $46 million from a loss position in the first six months of 2003. Contributing to this increase was a $15 million pretax loss on the disposition of Wellstream in the first quarter of 2003, a $13 million release of legal liability accruals in the first quarter of 2004 pertaining to the April 2004 settlement in the Anglo-Dutch (Tenge) litigation, and increased operating income in integrated solutions services due to strong commodity prices.
Engineering and Construction Group increase in revenue compared to the first six months of 2003 was due primarily to $3.6 billion in government-related activities in the Middle East, and, to a lesser extent, a $269 million increase in other government projects and an oil project in Canada. Partially offsetting the revenue increases were lower revenues of $415 million earned on the Barracuda-Caratinga project in Brazil, the Belanak project in Indonesia, completion of refining facilities in the United States, and gas projects in Nigeria.
Engineering and Construction group operating loss for the first six months of 2004 was $292 million compared to a $167 million loss in the first six months of 2003. Included in the 2004 results was a loss on the Barracuda-Caratinga project of $407 million compared to a $228 million loss in 2003. In addition, several joint venture infrastructure projects in the Europe/Africa region were negatively affected by projected cost increases. The losses were partially offset by improved results on government-related activities of $58 million and, to a lesser extent, higher contributions of $22 million from an oil project in Canada, and production services projects in the United Kingdom.
General corporate expenses for the first six months of 2004 were $44 million compared to $35 million for the first six months of 2003. General corporate expenses for the first six months of 2004 included a $7.5 million charge related to our recent settlement with the SEC. See Note 14 of the condensed consolidated financial statements for more information.

NONOPERATING ITEMS

Interest expense increased $57 million in the first six months of 2004 compared to the first six months of 2003, due primarily to interest on $1.2 billion convertible notes issued in June 2003, $1.05 billion senior floating and fixed notes issued in October 2003, and $500 million senior floating rate notes issued in January 2004.

Foreign currency losses, net for the first six months of 2004 were $10 million compared to a gain of $13 million for the same period of 2003. The losses in 2004 were primarily due to losses in Indonesia and devaluation of the Eurodollar. The gain in 2003 was due to gains in the United Kingdom and Canada.
Other, net in the first six months of 2004 primarily reflects a $6 million pretax gain on the sale of our remaining shares of National Oilwell, Inc. common stock received in the January 2003 disposition of Mono Pumps.
Provision for income taxes of $20 million resulted in an effective tax rate of 39% in the first six months of 2004, compared to an effective tax rate of 41% in the first six months of 2003. The high tax rate for the first six months of 2004 was attributable to lower tax benefits on the Barracuda-Caratinga charge, partially offset by a reduction of current taxes in foreign jurisdictions. The higher tax rate for the first six months of 2003 was mostly the result of the tax effect on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream. These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.
Loss from discontinued operations, net of tax in the first six months of 2004 includes a $680 million pretax charge related to the write-down of the asbestos and silica insurance receivable, a $190 million pretax charge for the revaluation of the 59.5 million shares of Halliburton common stock to be contributed to the asbestos and silica claimant trusts as part of the proposed settlement recorded in the first quarter of 2004, and an $11 million pretax charge related to the delayed-draw term facility, which expired in June 2004. The remaining $15 million consists of professional and administrative fees related to various aspects of the proposed asbestos and silica settlement. The loss from discontinued operations was $24 million in the first six months of 2003.
Cumulative effect of change in accounting principle, net for the first six months of 2003 was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations.”

OFF BALANCE SHEET RISK

In April 2004, the expiration date for our Energy Services Group accounts receivable securitization facility was extended to April 2005. We have the ability to sell up to $300 million under the facility. As of June 30, 2004, we had sold $268 million undivided ownership interest to unaffiliated companies.
In May 2004, KBR entered into an agreement to sell, assign, and transfer its entire title and interest in specified accounts receivable to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the agreement varies based on the amount of eligible KBR receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables sold under this agreement as of June 30, 2004 was approximately $50 million.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of June 30, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 13 federal and state superfund sites for which we have established a liability. As of June 30, 2004, those 13 sites accounted for approximately $9 million of our total $38 million liability.

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

Asbestos and Silica Liability
Our ability to complete our proposed settlement and plan of reorganization
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the proposed plan of reorganization to implement our proposed asbestos and silica settlement. On July 26, 2004, certain of our insurance companies filed a notice of appeal concerning the bankruptcy court’s confirmation. Also on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, we believe that the insurance companies will dismiss their notice of appeal, that the District Court’s affirmation order will become final and nonappealable and that the plan of reorganization will become effective. However, there can be no assurance that we will obtain all of the required judicial approval of the proposed plan of reorganization or any amended plan of reorganization that we may propose if a final order affirming the proposed plan of reorganization is not issued.

Completion of the proposed plan of reorganization is also conditioned on continued availability of financing on terms acceptable to us in order to allow us to fund the cash amounts to be paid in the plan of reorganization. There can be no assurance that such conditions will be met.
Effect of inability to complete a plan of reorganization
If the currently proposed plan of reorganization does not become effective and the Chapter 11 proceedings are not dismissed, the Debtors could propose a new plan of reorganization. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action, while that company attempts to negotiate and confirm a plan of reorganization with its creditors. However, it is uncertain for how long a period of time the bankruptcy court would permit the debtors to retain their exclusive right to file an amended plan of reorganization. If the Debtors are unsuccessful in obtaining confirmation of the currently proposed plan of reorganization or an amended plan of reorganization, the assets of the Debtors could be liquidated in the Chapter 11 proceedings, a third party may obtain the right to file a plan of reorganization, the Chapter 11 proceedings could be converted to proceedings under Chapter 7 of the United States Bankruptcy Code or the cases could be dismissed. In the event of a liquidation of the Debtors, or a plan of reorganization proposed by a third party, Halliburton could lose its controlling interest in DII Industries and Kellogg Brown & Root. Moreover, if the plan of reorganization is not confirmed and the Debtors have insufficient assets to pay the creditors, Halliburton’s assets could be drawn into the liquidation proceedings because Halliburton guarantees certain of the Debtors’ obligations.
Proposed federal legislation may affect our liability and agreements
We understand that the United States Congress may consider adopting legislation that would set up a national trust fund as the exclusive means for recovery for asbestos-related disease. We are uncertain as to what contributions we would be required to make to a national trust, if any, although it is possible that they could be substantial and that they could continue for several years. Our level of participation in and contribution to a national trust could be greater or less than it otherwise would have been as a result of having subsidiaries that have filed Chapter 11 proceedings due to asbestos liabilities.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. However, one of the conditions to the effectiveness of our announced and proposed insurance settlements is or, with respect to the proposed settlements, is expected to be, that no law shall be passed by the United States Congress that relates to, regulates, limits, or controls the prosecution of asbestos claims in United States state or federal courts or any other forum. If national asbestos litigation legislation in the form presently being considered is passed by the United States Congress on or before January 5, 2005 and becomes law, and our plan of reorganization has become final and nonappealable before passage of the new legislation, we would not receive the $1.4 billion in cash provided by these settlements, but we would retain the rights we currently have against our insurance companies, which includes coverage with a face amount of more than $3 billion.
Possible remaining asbestos and silica exposure
An effective plan of reorganization and injunctions under Sections 524(g) and 105 of the United States Bankruptcy Code may not apply to protect against all asbestos and silica claims asserted against us in jurisdictions outside the United States. For example, while we have historically not received a significant number of claims outside the United States, any such future claims would be subject to the applicable legal system of the jurisdiction where the claim was made. The enforceability of injunctions under the United States Bankruptcy Code in such jurisdictions is uncertain. In addition, the Section 524(g) injunction would not apply to some claims under worker’s compensation arrangements. Although we do not believe that we have material exposure to foreign or worker’s compensation claims, there can be no assurance that material claims would not be made in the future. Further, to our knowledge, the constitutionality of an injunction under Section 524(g) of the United States Bankruptcy Code has not been tested in a court of law. We can provide no assurance that, if the constitutionality is challenged, the injunction would be upheld.

In addition, although we would have other significant affirmative defenses, the injunctions issued under the United States Bankruptcy Code may not cover all silica personal injury claims arising as a result of future silica exposure after the effective date of the proposed plan of reorganization. Moreover, the proposed plan of reorganization does not resolve claims for property damage as a result of materials containing asbestos. Accordingly, although we have historically received no such claims, claims could still be made as to damage to property or property value as a result of asbestos-containing products having been used in a particular property or structure.
Insurance recoveries
In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd’s of London, reinsured by Equitas, for asbestos- and silica-related claims and all other claims under the applicable insurance policies. There are conditions to completion of the settlement with Equitas, and there can be no assurance that this settlement will be completed on the terms announced. We are also negotiating settlement agreements with other insurance companies.
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
We also expect to shortly enter into a nonbinding agreement in principle with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. The final settlement agreement with the domestic insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreement, agreement by Federal-Mogul and Cooper concerning DII Industries’ rights to access certain of the insurance policies, approval by the Federal-Mogul bankruptcy court of the agreement with Federal-Mogul and Cooper, and an order by the bankruptcy court confirming our proposed plan of reorganization that has become final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions, including the conditions of the Equitas settlement, which include the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of $1.5 billion and a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. This discount will be accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments beginning in the third quarter of 2004.
Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. In the second quarter of 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies, based upon the proposed agreement in principle, resulting in a pretax charge to discontinued operations of approximately $680 million.
Although we are working toward implementation of these announced and proposed insurance settlements, there can be no assurance that such settlements can be completed on the terms as either announced or proposed. In addition, if we are unable to complete our announced and proposed insurance settlements, we may be unable to recover, or we may be delayed in recovering, insurance reimbursements related to asbestos and silica claims due to, among other things:
-   the inability or unwillingness of insurance companies to timely reimburse for claims in the future;
-   disputes as to documentation requirements for DII Industries, Kellogg Brown & Root, or other subsidiaries in order to recover claims paid;
-   the inability to access insurance policies shared with, or the dissipation of shared insurance assets by, Harbison-Walker Refractories Company, Federal-Mogul, or others;
-   the possible insolvency or reduced financial viability of our insurance companies;
-   the cost of litigation to obtain insurance reimbursement; and
-   possible adverse court decisions as to our rights to obtain insurance reimbursement.
Effect of Chapter 11 proceedings on our business and operations
Because our financial condition and our results of operations depend on distributions from our subsidiaries, any prolonged Chapter 11 proceedings of those subsidiaries, including DII Industries and Kellogg Brown & Root, may have a negative impact on our cash flow and distributions from those subsidiaries. These subsidiaries are not able to make distributions of profits to Halliburton during the Chapter 11 proceedings without court approval. In addition, the Chapter 11 proceedings could materially and adversely affect the ability of our subsidiaries in Chapter 11 proceedings to obtain new orders from current or prospective customers. As a result of any prolonged Chapter 11 proceedings, some current and prospective customers, suppliers, and other vendors may assume that our subsidiaries are financially weak and will be unable to honor obligations, making those customers, suppliers, and other vendors reluctant to do business with our subsidiaries. In particular, some governments may be unwilling to conduct business with a subsidiary in a Chapter 11 proceeding. Consequently, our financial condition and results of operations could be materially and adversely affected.
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

Legal Matters
Audits and inquiries about government contracts work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO I and PCO Oil South (formerly RIO II). Our government services revenue related to Iraq totaled approximately $1.7 billion and $4 billion for the three and six months ended June 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO I, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us in order to reach a resolution.
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
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by one of our subcontractors under the LogCAP contract in Iraq for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command. On January 23, 2004, we issued a check in the amount of $6 million to the Army Materiel Command to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we have processed payment for $2 million and have billed our customer that amount. We are continuing to investigate whether third-party subcontractors paid, or attempted to pay, one or two of our former employees in connection with the billing.
We understand that the United States Department of Justice and an Assistant United States Attorney based in Illinois are investigating some of these matters. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the Army Materiel Command directed KBR to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFACs in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During the second quarter of 2004, we received notice from the DCAA that it is recommending withholding a portion of all our DFAC billings. The amount withheld totaled approximately $203 million as of June 30, 2004. The DCAA is continuing to recommend withholding 19.35% of payments on future DFAC billings relating to subcontracts entered into prior to February 2004. We are negotiating with our customer, the Army Materiel Command, and the DCAA in an attempt to settle these issues.
During 2004, the Army Materiel Command issued mandates that could cause it to withhold 15% from our invoices to be paid after August 15, 2004 until our task orders under the LogCAP contract are definitized. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
During the second quarter of 2004, the Army Corps of Engineers withheld $57 million of our invoices related to a portion of our RIO I contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted and two have been negotiated. The remaining eight are in DCAA audit. These withholdings represent the amount invoiced in excess of 85% of the currently estimated amounts. The Army Corps of Engineers also could withhold similar amounts from future invoices under our RIO I contract until our task orders under the RIO I contract are definitized. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
All of these matters are still under review by the applicable government agencies. Additional review is likely, and the dollar amounts at issue could change significantly. We could also be subject to future DCAA inquiries for other services we provide in Iraq under the current LogCAP contract, RIO I contract, or the PCO Oil South contract. For example, as a result of an increase in the level of work performed in Iraq or the DCAA’s review of additional aspects of our services performed in Iraq, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
Typically, when issues are found during the governmental agency audit process, they are discussed and reviewed by the governmental agency with the contractor in order to reach a resolution. However, to the extent we or our subcontractors make mistakes in our government contract operations, even if unintentional, insignificant, or subsequently self-reported to the applicable government agency, we have been and will likely continue to be subject to more intense scrutiny. Some of this scrutiny is a result of the Vice President of the United States being a former chief executive officer of Halliburton. This scrutiny has recently centered on our government contracts work, especially in Iraq and other parts of the Middle East. In part because of the heightened level of scrutiny under which we operate, audit issues between us and government auditors like the DCAA or the inspector general of the Department of Defense may arise and are more likely to become public. We could be asked to reimburse payments made to us that are determined to be in excess of those allowed by the applicable contract, or we could agree to delay billing for an indefinite period of time for work we have performed until any billing and cost issues are resolved. Our ability to secure future government contracts business or renewals of current government contracts business in the Middle East or elsewhere could be materially and adversely affected. In addition, we may be required to expend a significant amount of resources explaining and/or defending actions we have taken under our government contracts.
Nigerian joint venture
The SEC has commenced a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The United States Department of Justice is also investigating. The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to a subpoena, and intend to make our employees available to the SEC for testimony. In addition, we understand that A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, has received a subpoena from the SEC.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture.
It has been reported in the French press that the French magistrate has officially placed Jeffrey Tesler, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg, Ltd., a joint venture in which Kellogg Brown & Root has a 55% interest. The terminations occurred because of violations of our code of business conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ's construction of the natural gas liquefaction facility in Nigeria. We understand that the Department of Justice has expanded its investigation to include whether Mr. Stanley may have received payments in connection with bidding practices on certain foreign projects. We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M.W. Kellogg, Ltd. and cover an extended period of time, in some cases significantly before our acquisition of Dresser Industries in 1998.

Our investigation of these matters is too preliminary to determine any impact they may have on us. We have engaged outside counsel to investigate any allegations and are cooperating with the United States government's inquiries. There can be no assurance that the government's or our investigation will not conclude that violations of applicable laws have occurred.
As of June 30, 2004, we had not accrued any amounts related to these investigations.
Office of Foreign Assets Control inquiry
We have a Cayman Islands subsidiary with operations in Iran, and other European subsidiaries that manufacture goods destined for Iran and/or render services in Iran. The United States imposes trade restrictions and economic embargoes that prohibit United States incorporated entities and United States citizens and residents from engaging in commercial, financial, or trade transactions with some foreign countries, including Iran, unless authorized by the Office of Foreign Assets Control (OFAC) of the United States Treasury Department or exempted by statute.
We received and responded to an inquiry in mid-2001 from OFAC with respect to the operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received from an Assistant United States Attorney for the Southern District of Texas a grand jury subpoena requesting the production of documents. We intend to cooperate with the government’s investigation. As of June 30, 2004, we had not accrued any amounts related to this investigation.
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

Liquidity
Working capital requirements related to Iraq work
We expect a general decline in our working capital requirements during the second half of the year, primarily due to the transfer of the civilian fuel delivery work to the Defense Energy Support Center, the completion of the RIO I project, the leveling off of the LogCAP project work after the initial ramp-up in 2003, and the sale of accounts receivable related to RIO I, PCO Oil South, and LogCAP. See Note 6 to the condensed consolidated financial statements for more information. As described in “Legal Matters - Audits and inquiries about government contracts work” above, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA’s review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
Credit facilities
The plan of reorganization through which the proposed settlement would be implemented will require us to contribute up to approximately $2.3 billion in cash to the trusts established for the benefit of asbestos and silica claimants pursuant to the United States Bankruptcy Code. We may need to finance additional amounts in connection with the settlement.
In connection with the proposed plan of reorganization, in the fourth quarter of 2003 we entered into:
-   a secured master letter of credit facility (Master LC Facility) intended to ensure that existing letters of credit supporting our contracts remain in place during the Chapter 11 proceedings, which allows advances until December 31, 2004 or the exit date of our Chapter 11 proceedings, with repayments due June 30, 2005; and

-   a secured $700 million three-year revolving credit facility for general working capital purposes, which matures in October 2006.
In July 2004, we entered into an additional secured $500 million 364-day revolving credit facility for general working capital purposes with terms substantially similar to our $700 million revolving credit facility.
Advances under the Master LC Facility will remain available until the earlier of December 31, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. On such date, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on June 30, 2005, unless prepaid prior to such date, and all undrawn facility letters of credit shall cease to be subject to the terms of the Master LC Facility.
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
Under the master letter of credit facility, if any letters of credit that are covered by the facility are drawn on or before December 31, 2004, the facility will provide the cash needed for such draws, as well as for any collateral or reimbursement obligations, in respect thereof, with any such borrowings being converted into term loans. However, with respect to the letters of credit that are not subject to the master letter of credit facility, we could be subject to reimbursement and cash collateral obligations. In addition, if the proposed plan of reorganization does not become effective in accordance with its terms by December 31, 2004 and we are unable to negotiate a renewal or extension of the master letter of credit facility, the letters of credit that are now governed by that facility will be governed by the arrangements with the banks that existed prior to the effectiveness of the facility. In many cases, those pre-existing arrangements impose reimbursement and/or cash collateral obligations on us and/or our subsidiaries.
Uncertainty may also hinder our ability to access new letters of credit in the future. This could impede our liquidity and/or our ability to conduct normal operations.
Credit ratings
Investment grade ratings are BBB– or higher for Standard & Poor’s and Baa3 or higher for Moody’s. Our current ratings are one level above BBB– on Standard & Poor’s and one level above Baa3 on Moody’s. In December 2003, Standard & Poor’s revised its credit watch listing for us from ‘‘negative’’ to ‘‘developing’’ in response to our announcement that DII Industries, Kellogg Brown & Root, and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement. In May 2004, Moody’s Investors Service confirmed its ratings, but revised its outlook from ‘‘positive’’ to ‘‘stable.’’
If our debt rating falls below investment grade, we will be required to provide additional collateral to secure our credit facilities. With respect to the outstanding letters of credit that are not subject to the master letter of credit facility, we may be in technical breach of the bank agreements governing those letters of credit and we may be required to reimburse the bank for any draws or provide cash collateral to secure those letters of credit. In addition, if the proposed plan of reorganization does not become effective in accordance with its terms by December 31, 2004 and we are unable to negotiate a renewal or extension of the terms of the master letter of credit facility, advances under our master letter of credit facility will no longer be available and will no longer override the reimbursement, cash collateral, or other agreements or arrangements relating to any of the letters of credit that existed prior to the effectiveness of the master letter of credit facility. In that event, we may be required to provide reimbursement for any draws or cash collateral to secure our or our subsidiaries’ obligations under arrangements in place prior to our entering into the master letter of credit facility.

In addition, our elective deferral compensation plan has a provision which states that if the Standard & Poor’s credit rating falls below BBB, the amounts credited to participants’ accounts will be paid to participants in a lump sum within 45 days. At June 30, 2004, this amount was approximately $55 million.
In the event our debt ratings are lowered by either agency, we may have to issue additional debt or equity securities or obtain additional credit facilities in order to meet our liquidity needs. We anticipate that any such new financing or credit facilities would not be on terms as attractive as those we have currently and that we would also be subject to increased costs of capital and interest rates. We also may be required to provide cash collateral to obtain surety bonds or letters of credit, which would reduce our available cash or require additional financing. Further, if we are unable to obtain financing for our proposed plan of reorganization on terms that are acceptable to us, we may be unable to complete the proposed plan of reorganization.

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
Our operations in more than 100 countries other than the United States accounted for approximately 74% of our consolidated revenues during the first six months of 2004 and 73% of our consolidated revenues during 2003. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
-   expropriation and nationalization of our assets in that country;
-   political and economic instability;
-   social unrest, acts of terrorism, force majeure, war, or other armed conflict;
-   inflation;
-   currency fluctuations, devaluations, and conversion restrictions;
-   confiscatory taxation or other adverse tax policies;
-   governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;
-   governmental activities that may result in the deprivation of contract rights; and
-   trade restrictions and economic embargoes imposed by the United States and other countries, including current restrictions on our ability to provide products and services to Iran and Syria, which are significant producers of oil and gas.
Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenues and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Afghanistan, Algeria, Argentina, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. In addition, military action or continued unrest in the Middle East could impact the demand and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide. In addition, investigations by governmental authorities (see “Legal Matters - Nigerian joint venture” above), as well as the social, economic, and political climate in Nigeria, could materially and adversely affect our Nigerian business and operations.
Military Action, Other Armed Conflicts, or Terrorist Attacks
Military action in Iraq, increasing military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
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
We conduct business in countries that have nontraded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.
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
Barracuda-Caratinga Project
See Note 3 to the condensed consolidated financial statements for a discussion of this project and the April 2004 agreement in principle and “Fixed-Price Engineering and Construction Projects” below.
If the April 2004 agreement in principle between us and Petrobras is not implemented we would remain subject to the November 2003 agreements in which the project owner agreed to:
-   pay $69 million to settle a portion of our claims, thereby reducing the amount of probable unapproved claims to $114 million;
-   extend the original project completion dates and other milestone dates, reducing our exposure to liquidated damages; and
-   delay Kellogg Brown & Root’s repayment of approximately $300 million in advance payments until December 2004, although we and the project owner did not resolve whether Kellogg Brown & Root would be obligated to pay interest on this amount.
In addition, we would remain subject to the following risks under the November 2003 agreements:
Unapproved Claims. We have asserted claims for compensation substantially in excess of the $114 million of probable unapproved claims, as well as claims for additional time to complete the project before liquidated damages become applicable. The project owner and Petrobras asserted claims against us that are in addition to the project owner’s potential claims for liquidated damages. In the November 2003 agreements, the parties agreed to arbitrate these remaining disputed claims. In addition, we agreed to cap our financial recovery to a maximum of $375 million, and the project owner and Petrobras agreed to cap their recovery to a maximum of $380 million plus liquidated damages.
Liquidated Damages. In the event that any portion of the project delay is determined to be attributable to us and any phase of the project is completed after the milestone dates specified in the contract, we could be required to pay liquidated damages. These damages were initially (prior to the November 2003 agreements) calculated on an escalating basis rising ultimately to approximately $1 million per day of delay caused by us, subject to a total cap on liquidated damages of 10% of the final contract amount, yielding a cap of approximately $272 million as of June 30, 2004.
Under the November 2003 agreements, the project owner granted an extension of time to the original completion dates and other milestone dates that average approximately 12 months. In addition, the project owner agreed to delay any attempt to assess the original liquidated damages against us for project delays beyond 12 months and up to 18 months and delay any drawing of letters of credit with respect to such liquidated damages until the earliest of December 7, 2004, the completion of any arbitration proceedings or the resolution of all claims between the project owner and us. Although the November 2003 agreements do not delay the drawing of letters of credit for liquidated damages for delays beyond 18 months, our master letter of credit facility will provide funding for any such draw before December 31, 2004. The November 2003 agreements also provide for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule. That amount is subject to the total cap on liquidated damages of 10% of the final contract amount. Based upon the November 2003 agreements and our June 2004 project forecasts, we estimate that if we were to be completely unsuccessful in our claims for additional time, we would be obligated to pay approximately $244 million in liquidated damages. If the April 2004 agreement in principle were not finalized, based on June 2004 project forecasts, Kellogg Brown & Root could be subject to an additional approximately $159 million in liquidated damages beyond the $85 million of liquidated damages recorded as of June 30, 2004 in the event that the delay in the project is determined to be attributable to us. There can be no assurance that further project delays will not occur.
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
The validity of the December 2003 decree has now been challenged in court in Brazil. Our legal advisers in Brazil believe that the decree will be upheld. If it is overturned or rescinded, or the Petrobras credits are lost for any other reason not due to Petrobras, the issue of who must ultimately bear the cost of the value added taxes will have to be determined based upon the law prior to the December 2003 decree. We believe that the value added taxes are reimbursable under the contract and prior law, but, until the December 2003 decree was issued, Petrobras and the project owner had been contesting the reimbursability of up to $227 million of value added taxes. There can be no assurance that we will not be required to pay all or a portion of these value added taxes. In addition, penalties and interest of $40 million to $100 million could be due if the December 2003 decree is invalidated. We have paid $8 million for these amounts as of June 30, 2004.
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
These transactions also involve risks and we cannot ensure that:
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
Fixed-Price Engineering and Construction Projects
We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price (or lump-sum) contracts accounting for approximately 12% of KBR’s revenue for the first half of 2004 and 24% for the year ended December 31, 2003. We bear the risk of cost overruns, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame and costs committed, could have a material adverse effect on our business, results of operations, and financial condition.
Environmental Requirements
Our businesses are subject to a variety of environmental laws, rules, and regulations in the United States and other countries, including those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport, and use radioactive and explosive materials in certain of our operations. Environmental requirements include, for example, those concerning:
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
We are exposed to claims under environmental requirements and, from time to time such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our consolidated results of operations.
Changes in environmental requirements may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). Such a decline, in turn, could have a material adverse effect on us.
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
Weather
Our businesses could be materially and adversely affected by severe weather, particularly in the Gulf of Mexico where we have significant operations. Repercussions of severe weather conditions may include:
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
In the first quarter of 2004, we entered into derivative instruments, including put options, swaps, and collared options, as cash flow hedges against price variability of oil and natural gas. At June 30, 2004, the fair value of these instruments was not material.
We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 3, 12, 13, and 14 to the condensed consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs (b)

April 1-30	17,438	$30.47	-	-
May 1-31	6,317	$30.88	-	-
June 1-30	2,991	$30.62	-	-

Total	26,746	$30.58	-	22,385,700

(a)   All of the shares repurchased during the three-month period ended June 30, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.
(b)   On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 19, 2004, stockholders were asked to consider and act upon:

(1)   the election of Directors for the ensuing year;
(2)   a proposal to amend Halliburton’s Certificate of Incorporation to increase authorized common stock;
(3)   a stockholder proposal on operations in Iran;
(4)   a stockholder proposal on Director election vote threshold; and
(5)   a stockholder proposal to separate Chairman and CEO.

The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.

(1)   Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Robert L. Crandall	370,368,906	17,090,988
Kenneth T. Derr	371,240,669	16,219,225
Charles J. DiBona	374,964,569	12,495,325
W. R. Howell	370,744,065	16,715,829
Ray L. Hunt	370,731,836	16,728,058
David J. Lesar	373,418,898	14,040,996
Aylwin B. Lewis	375,170,256	12,289,638
J. Landis Martin	374,785,305	12,674,589
Jay A. Precourt	375,055,635	12,404,259
Debra L. Reed	375,217,385	12,242,509
C. J. Silas	365,835,957	21,623,937

(2)Proposal to amend Halliburton’s Certificate of Incorporation to increase authorized common stock:

Number of Votes For	353,686,782
Number of Votes Against	27,166,951
Number of Votes Abstain	6,606,161
Number of Broker Non-Votes	0

(3)   Stockholder proposal on operations in Iran:

Number of Votes For	21,894,115
Number of Votes Against	273,848,104
Number of Votes Abstain	34,536,560
Number of Broker Non-Votes	57,181,115

(4)   Stockholder proposal on director election threshold:

Number of Votes For	43,102,336
Number of Votes Against	280,302,337
Number of Votes Abstain	6,874,105
Number of Broker Non-Votes	57,181,116

(5)Stockholder proposal on separate Chairman and CEO:

Number of Votes For	47,734,694
Number of Votes Against	277,340,181
Number of Votes Abstain	5,203,904
Number of Broker Non-Votes	57,181,115

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

   3.1   Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on May 21, 2004 (incorporated by reference to Exhibit 3.1 of Halliburton’s Registration Statement on Form S-4 filed on July 19, 2004, Registration No. 333-112977.)

   10.1   Amendment No. 1 dated as of July 14, 2004 to the 3-Year Revolving Credit Agreement, dated as of October 31, 2003, among Halliburton, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.1(a) of Halliburton’s Registration Statement on Form S-4 filed on July 19, 2004, Registration No. 333-112977.)

   10.2   Amendment No. 1 dated as of May 10, 2004 to Master Letter of Credit Facility Agreement, dated as of October 31, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, and Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, as amended (incorporated by reference to Exhibit 10.4 of Halliburton’s Registration Statement on Form S-4 filed on June 3, 2004, Registration No. 333-112977.)

   10.3   Amendment No. 2 dated as of July 14, 2004 to Master Letter of Credit Facility Agreement, dated as of October 31, 2003, among Halliburton, Kellogg Brown & Root, Inc., and DII Industries, LLC, as Account Parties, the Banks party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and ABN AMRO Bank N.V., as Documentation Agent, as amended (incorporated by reference to Exhibit 10.2(a) of Halliburton’s Registration Statement on Form S-4 filed on July 19, 2004, Registration No. 333-112977.)

   10.4   364-Day Revolving Credit Agreement, dated as of July 14, 2004, among Halliburton, the Issuing Banks and Banks party thereto, Citicorp North America, Inc., as Paying Agent and as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent, HSBC Bank USA, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 of Halliburton’s Registration Statement on Form S-4 filed on July 19, 2004, Registration No. 333-112977.)

*   10.5   Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective May 18, 2004.

*   12   Statement of Computation of Ratio of Earnings to Fixed Charges.

*   31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*   31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**   32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**   32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed with this Form 10-Q
**   Furnished with this Form 10-Q

(b)    Reports on Form 8-K:

Date Filed	Date of Earliest Event	Description of Event

During the second quarter of 2004:

April 20, 2004	April 19, 2004	Item 9. Regulation FD Disclosure for a press release announcing the agreement in principle with Petrobras on the Barracuda-Caratinga project.

April 30, 2004	April 28, 2004	Item 12. Disclosure of Results of Operations and Financial Condition for a press release announcing the 2004 first quarter results.

May 5, 2004	May 5, 2004	Item 5. Other Events announcing the amendment of the Company’s Corporate Governance Guidelines.

May 11, 2004	May 10, 2004
Item 9. Regulation FD Disclosure for a press release announcing completion of hearings on confirmation of DII Industries’ proposed plan of reorganization and anticipated agreements with certain insurance companies.

May 20, 2004	May 19, 2004	Item 9. Regulation FD Disclosure for a press release announcing a 2004 second quarter dividend and results of the annual shareholders’ meeting.

May 21, 2004	May 18, 2004
Item 5. Other Events announcing the Defense Contract Audit Agency has recommended suspension of a portion of KBR’s billings for dining facility costs in Iraq.

Item 9. Regulation FD Disclosure for a press release reporting that Halliburton continues to work with the United States government to resolve billing issues.

June 14, 2004	June 11, 2004	Item 5. Other Events for a press release announcing the United States Securities and Exchange Commission investigation regarding a Nigerian joint venture.

Date Filed	Date of Earliest Event	Description of Event

During the second quarter of 2004 (continued):

June 18, 2004	June 18, 2004
Item 5. Other Events announcing the termination of all relationships with A. Jack Stanley.

Item 9. Regulation FD Disclosure for a press release announcing the termination of all relationships with A. Jack Stanley.

June 22, 2004	June 18, 2004	Item 9. Regulation FD Disclosure for a press release announcing a conference call on July 23, 2004 to discuss 2004 second quarter results.

June 29, 2004	June 29, 2004	Item 5. Other Events for a press release announcing updates on the Barracuda-Caratinga project and agreements with insurance companies.

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

   HALLIBURTON COMPANY

Date: August 3, 2004	By: /s/ C. Christopher Gaut
C. Christopher Gaut
Executive Vice President and
Chief Financial Officer

/s/ Mark A. McCollum
Mark A. McCollum
Senior Vice President and
Chief Accounting Officer

