Form 10-Q
period 2004-09-30
HALLIBURTON CO
filed 2004-11-05
CIK 45012

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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
Yes X No ___

As of October 22, 2004, 441,975,012 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

	HALLIBURTON COMPANY

	Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-38

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-38

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	39-87

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88

Item 4.	Controls and Procedures	88

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	89

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Submission of Matters to a Vote of Security Holders	89

Item 5.	Other Information	89

Item 6.	Exhibits	89-90

Signatures		91

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(Millions of dollars and shares except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Revenue:
Services	$4,264	$3,661	$13,748	$9,396
Product sales	531	474	1,537	1,398
Equity in earnings (losses) of unconsolidated affiliates	(5)	13	(20)	13
Total revenue	4,790	4,148	15,265	10,807
Operating costs and expenses:
Cost of services	3,926	3,436	13,163	8,940
Cost of sales	465	429	1,380	1,258
General and administrative	97	80	271	241
Gain on sale of business assets, net	(40)	(1)	(40)	(49)
Total operating costs and expenses	4,448	3,944	14,774	10,390
Operating income	342	204	491	417
Interest expense	(51)	(33)	(160)	(85)
Interest income	13	7	30	22
Foreign currency gains (losses), net	1	(17)	(9)	(4)
Other, net	(2)	-	2	2
Income from continuing operations before income
taxes, minority interest, and change in accounting
principle	303	161	354	352
Provision for income taxes	(111)	(63)	(131)	(142)
Minority interest in net income of subsidiaries	(6)	(6)	(19)	(17)
Income from continuing operations before change
in accounting principle	186	92	204	193
Loss from discontinued operations, net of tax (provision)
benefit of $72, $(3), $218, and $27	(230)	(34)	(980)	(58)
Cumulative effect of change in accounting principle,
net of tax benefit of $5	-	-	-	(8)
Net income (loss)	$(44)	$58	$(776)	$127
Basic income (loss) per share:
Income from continuing operations before change in
accounting principle	$0.43	$0.21	$0.47	$0.44
Loss from discontinued operations, net	(0.54)	(0.08)	(2.25)	(0.13)
Cumulative effect of change in accounting principle, net	-	-	-	(0.02)
Net income (loss)	$(0.11)	$0.13	$(1.78)	$0.29
Diluted income (loss) per share:
Income from continuing operations before change in
accounting principle	$0.42	$0.21	$0.46	$0.44
Loss from discontinued operations, net	(0.51)	(0.08)	(2.22)	(0.13)
Cumulative effect of change in accounting principle, net	-	-	-	(0.02)
Net income (loss)	$(0.09)	$0.13	$(1.76)	$0.29

Cash dividends per share	$0.125	$0.125	$0.375	$0.375
Basic weighted average common shares outstanding	438	435	437	434
Diluted weighted average common shares outstanding	442	437	441	436

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
(Millions of dollars and shares except per share data)
	September 30	December 31
	2004	2003
Assets
Current assets:
Cash and equivalents	$2,996	$1,815
Receivables:
Notes and accounts receivable	2,602	2,909
Unbilled work on uncompleted contracts	1,852	1,760
Insurance for asbestos- and silica-related liabilities	965	96
Total receivables	5,419	4,765
Inventories	741	695
Other current assets	667	644
Total current assets	9,823	7,919
Property, plant, and equipment, net of accumulated depreciation of $3,625 and $3,540	2,540	2,526
Noncurrent deferred income taxes	971	774
Goodwill	793	670
Equity in and advances to related companies	527	579
Insurance for asbestos- and silica-related liabilities	488	2,038
Other assets	816	993
Total assets	$15,958	$15,499
Liabilities and Shareholders’ Equity
Current liabilities:
Asbestos- and silica-related liabilities	$2,415	$2,507
Accounts payable	2,362	1,776
Advance billings on uncompleted contracts	723	741
Accrued employee compensation and benefits	522	400
Reserve for estimated loss on uncompleted contracts	269	225
Current maturities of long-term debt	50	22
Other current liabilities	714	893
Total current liabilities	7,055	6,564
Long-term debt	3,894	3,415
Asbestos- and silica-related liabilities	2,029	1,579
Employee compensation and benefits	785	801
Other liabilities	403	493
Total liabilities	14,166	12,852
Minority interest in consolidated subsidiaries	113	100
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 1,000 and 600 shares,
issued 458 and 457	1,144	1,142
Paid-in capital in excess of par value	259	273
Deferred compensation	(80)	(64)
Accumulated other comprehensive income	(296)	(298)
Retained earnings	1,130	2,071
	2,157	3,124
Less 16 and 18 shares of treasury stock, at cost	478	577
Total shareholders’ equity	1,679	2,547
Total liabilities and shareholders’ equity	$15,958	$15,499

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Millions of dollars)
	Nine Months
	Ended September 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(776)	$127
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations	980	58
Depreciation, depletion, and amortization	374	384
Provision (benefit) for deferred income taxes, including $(163) and
$(8) related to discontinued operations	(200)	(73)
Distributions from (advances to) related companies, net of
equity in (earnings) losses	(39)	11
Change in accounting principle, net	-	8
Gain on sale of assets, net	(47)	(53)
Other non-cash items	19	(12)
Other changes:
Accounts receivable	(252)	(608)
Accounts receivable facilities transactions	458	(180)
Inventories	(42)	(28)
Accounts payable	581	(101)
Restricted cash related to Chapter 11 proceedings	(107)	-
Other working capital, net	(30)	(46)
Other operating activities	58	(22)
Total cash flows from operating activities	977	(535)
Cash flows from investing activities:
Capital expenditures	(422)	(371)
Sales of property, plant, and equipment	101	82
Dispositions (acquisitions) of business assets,
net of cash disposed	102	222
Proceeds from sale of securities	21	57
Investments - restricted cash	88	(23)
Other investing activities	(24)	(32)
Total cash flows from investing activities	(134)	(65)
Cash flows from financing activities:
Proceeds from long-term borrowings, net of offering costs	496	1,177
Proceeds from exercises of stock options	48	18
Payments to reacquire common stock	(6)	(6)
Borrowings (repayments) of short-term debt, net	(7)	(27)
Payments on long-term borrowings	(16)	(290)
Payments of dividends to shareholders	(165)	(164)
Other financing activities	(4)	(6)
Total cash flows from financing activities	346	702
Effect of exchange rate changes on cash	(8)	13
Increase in cash and equivalents	1,181	115
Cash and equivalents at beginning of period	1,815	1,107
Cash and equivalents at end of period	$2,996	$1,222

Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$136	$86
Income taxes	$190	$143

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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2004, the results of our operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 and 2003 may not be indicative of results for the full year.

Note 2. Long-Term Construction Contracts
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts of unapproved claims recorded for the three and nine months ended September 30, 2004 are as follows:

	Total Probable Unapproved		Probable Unapproved Claims
	Claims		Accrued Revenue
	(included in determining		(unbilled work on
	contract profit or loss)		uncompleted contracts)
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(Millions of dollars)	2004	2004	2004	2004
Beginning balance	$262	$233	$261	$225
Additions	-	143	-	141
Claims resolved	(57)	(92)	(57)	(86)
Costs incurred during period	-	-	-	3
Other	(28)	(107)	(28)	(107)
Ending balance	$177	$177	$176	$176

The probable unapproved claims as of September 30, 2004 relate to six contracts, most of which are complete or substantially complete. Approximately 69% of these claims are with one customer. We are actively engaged in claims negotiations with our customers. The decrease in probable unapproved claims for the three months ended September 30, 2004 is a result of efforts to settle older contract issues that have reduced our exposure on claims, unapproved change orders, and liquidated damages. The change in probable unapproved claims for the nine months ended September 30, 2004 also reflects the terms of an October 2004 agreement in principle with Petroleo Brasilero SA (Petrobras). If implemented, this agreement would resolve outstanding issues regarding the Barracuda-Caratinga project (see Note 3). The December 31, 2003 probable unapproved claims related to the Barracuda-Caratinga project of $114 million was reduced to $78 million and reclassified as an unapproved change order as a result of the April 2004 agreement in principle, replaced by an October 2004 agreement in principle with Petrobras. The change in probable unapproved claims in the nine months ended September 30, 2004 also included a $76 million reclassification from unapproved change orders for two projects for a single customer that is disputing the pricing of previously agreed-upon scope changes.
We have contracts with probable unapproved claims that will likely not be settled within one year totaling $122 million at September 30, 2004 and $204 million at December 31, 2003 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year included in the table above have been recorded to “Unbilled work on uncompleted contracts” included in the “Total receivables” amount on the condensed consolidated balance sheets. We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. Including the $78 million related to the Barracuda-Caratinga project, these change orders amount to $102 million at September 30, 2004. Unapproved change orders at December 31, 2003 were $97 million.
Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies,” and our share totaled $54 million at September 30, 2004 and $10 million at December 31, 2003. Over 84% of these claims at September 30, 2004 are with one customer. In addition, our unconsolidated related companies are negotiating change orders to the contract scope where we have agreed upon the scope of work but not the price. Our share of these change orders totaled $41 million at September 30, 2004 and $59 million at December 31, 2003.

Note 3. Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root, Inc. (Kellogg Brown & Root) entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs. In addition, there will be 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in part to change orders from the project owner, and is in a financial loss position.
In October 2004, the Barracuda vessel was moved offshore for sea trials and final inspections. We expect the Caratinga vessel to begin sea trials and final inspections in December 2004. Pursuant to the October 2004 agreement in principle with Petrobras described below, the Barracuda vessel must be completed by March 31, 2006, and the Caratinga vessel must be completed by June 30, 2006. However, there can be no assurance that further delays will not occur.

Our performance under the contract is secured by:
-	performance letters of credit, which together have available credit of approximately $272 million as of September 30, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-	retainage letters of credit, which together have available credit of approximately $189 million as of September 30, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-	a guarantee of Kellogg Brown & Root’s performance under the agreement by Halliburton Company in favor of the project owner.
In October 2004, Kellogg Brown & Root and Petrobras, on behalf of the project owner, entered into a nonbinding agreement in principle. The October 2004 agreement in principle replaces an April 2004 agreement in principle, is the basis for settlement of the various claims between the parties, and would amend existing agreements. Implementation of the agreement in principle requires final approval of the board of directors of Petrobras and Halliburton, the project lenders, and possibly the bankruptcy court that confirmed our proposed plan of reorganization. Discussions among all parties, including the project lenders, are underway. The October 2004 agreement in principle provides for:
-	the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-	the payment to us of $78 million as a result of change orders for remaining claims;
-	payment by Petrobras of applicable value added taxes on the project, except for $8 million which has been paid by us;
-	the performance by Petrobras of certain work under the original contract;
-	the repayment on December 7, 2004 by Kellogg Brown & Root of a portion of $300 million of advance payments, without interest; and
-	revised milestones and other dates, including settlement of liquidated damages and an extension of time to the FPSO final acceptance dates.
While negotiations are proceeding to reach a final agreement based on the provisions of the October 2004 agreement in principle, there can be no guarantee that an agreement will be achieved.
In the first quarter of 2004, we recorded a charge of $97 million resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project. In June 2004, we recorded additional operating losses on our Barracuda-Caratinga project of approximately $310 million. The additional charge resulted from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project until completion. Specifically, in the second quarter, with the integration phase of the Barracuda vessel we experienced a significant reduction in productivity and rework required from the vessel conversion. We took steps to mobilize more resources including specialized management personnel in both Houston and South America to oversee the final stages of the project. We conducted additional cost and schedule reviews of the remaining project activities, and we initiated several work process changes in an attempt to expedite work on the project.
As of September 30, 2004:
-	the project was approximately 90% complete;
-	we have recorded an inception-to-date pretax loss of $762 million related to the project, of which $310 million was recorded in the second quarter of 2004; $97 million was recorded in the first quarter of 2004; $238 million was recorded in 2003 ($55 million during the first quarter of 2003, $173 million during the second quarter of 2003 and $10 million in the fourth quarter of 2003); and $117 million was recorded in 2002;
-	the losses recorded include an estimated $24 million in liquidated damages based on the October 2004 agreement in principle; and
-	the probable unapproved claims were reduced from $114 million at December 31, 2003 to zero based upon the October 2004 agreement in principle.

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
Under the loan documents, the availability date for loan draws expired December 1, 2003 and, therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw-down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary, which is funding the drilling costs of the project, until all amounts due to us, including amounts due for the change orders as agreed in the October 2004 agreement in principle, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life. That funding level assumes that, pursuant to amended project agreements implementing the October 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. Estimated cash flows relating to the losses are as follows:

(Millions of dollars)
Amount funded through September 30, 2004	$330
Amount expected to be funded during the remainder
of 2004, including repayment of a portion of
$300 million advance payments	262
Amount expected to be funded during 2005	170
Total cash shortfalls	$762

Note 4. Acquisitions and Dispositions
Surface Well Testing. In August 2004, we sold our Surface Well Testing and Subsea Test Tree operations within our Production Optimization segment to Power Well Service Holdings, LLC, an affiliate of First Reserve Corporation, for approximately $129 million, of which we received $126 million in cash. In the third quarter of 2004, we recorded a $40 million gain on the sale. However, for a limited period of time, we continue to have significant involvement with portions of these operations in certain countries and, therefore, have not recognized all the gain from the sale as of September 30, 2004. We expect to recognize substantially all the remaining gain in the fourth quarter of 2004.

Enventure and WellDynamics. In the first quarter of 2004, Halliburton and Shell Technology Ventures (Shell, an unrelated party) agreed to restructure two joint venture companies, Enventure Global Technologies LLC (Enventure) and WellDynamics B.V. (WellDynamics), in an effort to more closely align the ventures with near-term priorities in the core businesses of the venture owners. Prior to this transaction, Enventure (part of our Fluids segment) and WellDynamics (formerly part of our Landmark and Other Energy Services segment) were owned equally by Shell and us. Shell acquired an additional 33.5% of Enventure, leaving us with 16.5% ownership in return for enhanced and extended agreements and licenses with Shell for its Poroflex™ expandable sand screens and a distribution agreement for its Versaflex™ expandable liner hangers. As a result of this transaction, we changed the way we account for our ownership in Enventure from the equity method to the cost method of accounting for investments. We acquired an additional 1% of WellDynamics from Shell, giving us 51% ownership and control of day-to-day operations. In addition, Shell received an option to obtain our remaining interest in Enventure for an additional 14% interest in WellDynamics. No gain or loss resulted from the transaction. Beginning in the first quarter of 2004, WellDynamics was consolidated and is now included in our Production Optimization segment. The consolidation of WellDynamics resulted in an increase to our goodwill of $109 million, which was previously carried as equity method goodwill in “Equity in and advances to related companies.”
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
Mono Pumps. In January 2003, we sold our Mono Pumps business to National Oilwell, Inc. The sale price of approximately $88 million was paid with $23 million in cash and 3.2 million shares of National Oilwell, Inc. common stock, which were valued at $65 million on January 15, 2003. We recorded a gain of $36 million on the sale in the first quarter of 2003, which was included in our Drilling and Formation Evaluation segment. Included in the gain was the write-off of the cumulative translation adjustment related to Mono Pumps of approximately $5 million. In February 2003, we sold 2.5 million of our 3.2 million shares of National Oilwell, Inc. common stock for $52 million, which resulted in a gain of $2 million, and in February 2004, we sold the remaining shares for $20 million, resulting in a gain of $6 million. These gains were recorded in “Other, net.”

Note 5. Business Segment Information
Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services, and the Engineering and Construction Group or “KBR.” We sometimes refer to the combination of our Drilling and Formation Evaluation, Fluids, Production Optimization, and Landmark and Other Energy Services segments as the Energy Services Group.
During the first quarter of 2004, the results of WellDynamics were moved from the Landmark and Other Energy Services segment to the Production Optimization segment, and prior year segment information has been restated.

The table below presents information on our continuing operations business segments.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2004	2003	2004	2003
Revenue:
Drilling and Formation Evaluation	$450	$433	$1,317	$1,226
Fluids	618	510	1,707	1,508
Production Optimization	886	726	2,391	2,045
Landmark and Other Energy Services	154	136	413	417
Total Energy Services Group	2,108	1,805	5,828	5,196
Engineering and Construction Group	2,682	2,343	9,437	5,611
Total	$4,790	$4,148	$15,265	$10,807

Operating income (loss):
Drilling and Formation Evaluation	$62	$45	$164	$160
Fluids	113	55	250	178
Production Optimization	222	118	425	298
Landmark and Other Energy Services	17	(48)	60	(51)
Total Energy Services Group	414	170	899	585
Engineering and Construction Group	(50)	49	(342)	(118)
General corporate	(22)	(15)	(66)	(50)
Total	$342	$204	$491	$417

Intersegment revenue is immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three and nine months ended September 30, 2004 included $1.6 billion and $6.1 billion, or 34% and 40% of consolidated revenue, from the United States Government, which were derived almost entirely from our Engineering and Construction Group. Revenue from the United States Government during the three and nine months ended September 30, 2003 represented 27% and 16% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 6. Receivables
In April 2004, the expiration date for our Energy Services Group accounts receivable securitization facility was extended to April 2005. We have the ability to sell up to $300 million under this facility. As of September 30, 2004, we had sold $256 million undivided ownership interest to unaffiliated companies.
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement as of September 30, 2004 was approximately $202 million. Subsequent to the third quarter of 2004, these receivables were collected and the balance retired, and we are not currently selling further receivables, although the facility continues to be available.

Note 7. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $40 million at September 30, 2004 and $38 million at December 31, 2003. If the average cost method had been used, total inventories would have been $17 million higher than reported at both September 30, 2004 and at December 31, 2003.
Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30	December 31
(Millions of dollars)	2004	2003
Finished products and parts	$530	$503
Raw materials and supplies	162	159
Work in process	49	33
Total	$741	$695

Finished products and parts are reported net of obsolescence accruals of $113 million at September 30, 2004 and $117 million at December 31, 2003.

Note 8. Restricted Cash
At September 30, 2004, we had restricted cash of $280 million, which primarily consists of:
-	$144 million for the amount of prepetition liabilities that have been paid, as ordered by the bankruptcy court to be set aside subsequent to December 2003, as part of the DII Industries, LLC (DII Industries) and Kellogg Brown & Root reorganization proceedings. At the time the plan of reorganization becomes final and nonappealable, the cash will become unrestricted. This amount is included in “Other current assets”;
-	$97 million as collateral for potential future insurance claim reimbursements, included in “Other assets”; and
-	$35 million ($23 million in “Other assets” and $12 million in “Other current assets”) primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.
At December 31, 2003, we had restricted cash of $159 million in “Other current assets” and $100 million in “Other assets,” which consisted of similar items as above.

Note 9. Property, Plant, and Equipment
In the second quarter of 2004, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the tools of our Drilling and Formation Evaluation segment. This resulted in a combined $24 million reduction in depreciation expense in the second and third quarters of 2004, thereby reducing our consolidated net loss by $15 million, or $0.03 per share, for the nine months ended September 30, 2004. We extended the useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices which helped to extend the lives.

Note 10. Comprehensive Income
The components of other comprehensive income (loss) adjustments to net income (loss) included the following:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars)	2004	2003	2004	2003
Net income (loss)	$(44)	$58	$(776)	$127
Cumulative translation adjustment, net of tax	(6)	1	(3)	13
Realization of losses included in net income (loss)	-	-	-	15
Net cumulative translation adjustment, net of tax	(6)	1	(3)	28
Pension liability adjustments	-	-	-	(7)
Unrealized gains (losses) on investments and
derivatives	17	1	5	2
Total comprehensive income (loss)	$(33)	$60	$(774)	$150

Accumulated other comprehensive income consisted of the following:

	September 30	December 31
(Millions of dollars)	2004	2003
Cumulative translation adjustments	$(66)	$(63)
Pension liability adjustments	(245)	(245)
Unrealized gains (losses) on investments and
derivatives	15	10
Total accumulated other comprehensive income	$(296)	$(298)

Note 11. Debt
Senior notes due 2007. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On January 26, 2005, or on any interest payment date thereafter, we have the option to redeem all or a portion of the outstanding notes.
WellDynamics revolving credit line. Upon consolidation of WellDynamics in the first quarter of 2004, our long-term debt included an advance on a revolving credit line with Shell, which is the minority interest holder of WellDynamics, in the amount of $27 million due April 30, 2005 and bearing interest at a floating rate equal to three-month LIBOR plus 3.25%, payable quarterly. As of September 30, 2004, the $27 million balance was classified as current maturities of long-term debt in our condensed consolidated balance sheet. There was no remaining unused commitment under this WellDynamics revolving credit line. This line of credit contains no working capital or dividend restrictions. Under the terms of the agreement, we may, during the period of 30 days immediately preceding the end of the commitment period, request the lenders to extend the availability of the facility for a further period of 364 days from the date of our request.
Chapter 11-related financing activities. The delayed-draw term facility we entered into in the fourth quarter of 2003 expired on June 30, 2004. In the second quarter of 2004, we charged to discontinued operations $11 million in capitalized fees associated with entering into the delayed-draw term facility.
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

In September 2004, we issued a letter of credit for approximately $172 million under our $700 million three-year revolver to replace an expiring letter of credit for our Barracuda-Caratinga project, which reduced our availability under the revolver to $528 million. As of September 30, 2004, no cash had been drawn under the $500 million 364-day revolving credit facility or the $700 million three-year revolving credit facility.

Note 12. Asbestos and Silica Obligations and Insurance Recoveries
Summary
Several of our subsidiaries, particularly DII Industries and Kellogg Brown & Root have been named as defendants in a large number of asbestos- and silica-related lawsuits. The plaintiffs allege injury primarily as a result of exposure to:
-	asbestos used in products manufactured or sold by former divisions of DII Industries (primarily refractory materials, gaskets, and packing materials used in pumps and other industrial products);
-	asbestos in materials used in the construction and maintenance projects of Kellogg Brown & Root or its subsidiaries; and
-	silica related to sandblasting and drilling fluids operations.
We have substantial insurance to reimburse us for portions of the costs of judgments, settlements, and defense costs for these asbestos and silica personal injury claims. Since 1976, approximately 702,000 asbestos personal injury claims have been filed against us and approximately 240,000 of these claims have been closed through settlements in court proceedings at a total cost of approximately $232 million. Almost all of these claims have been made in separate lawsuits in which we are named as a defendant along with a number of other defendants, often exceeding 100 unaffiliated defendant companies in total. In 2001, we were subject to several large adverse judgments in trial court proceedings. At September 30, 2004, approximately 462,000 asbestos claims were open, and we anticipate resolving all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other affected subsidiaries, which were filed on December 16, 2003. The first and second tables that follow summarize the various charges we have incurred during the three and nine months ended September 30, 2004 and 2003. The third table presents a rollforward of our asbestos- and silica-related liabilities and insurance receivables.

	Three Months Ended September 30
	2004		2003
	Continuing	Discontinued	Continuing	Discontinued
(Millions of dollars)	Operations	Operations	Operations	Operations
Asbestos and silica charges:
59.5 million shares revaluation	$-	$245	$-	$-
Federal-Mogul partitioning
agreement	-	43	-	-
Insurance receivable write-down	-	6	-	-
Revaluation of silica note	-	3	-	-
Accretion	-	(11)	-	-
Subtotal	-	286	-	-
Asbestos- and silica-related
costs:
Harbison-Walker matters	-	-	-	10
Professional fees	-	12	-	11
Cash in lieu of interest	-	1	-	10
Other costs	-	1	1	-
Subtotal	-	14	1	31
Pretax asbestos and silica
charges	-	300	1	31
Tax (benefit) provision	-	(71)	-	3
Total asbestos and silica
charges, net of tax (benefit)
provision	$-	$229	$1	$34

	Nine Months Ended September 30
	2004		2003
	Continuing	Discontinued	Continuing	Discontinued
(Millions of dollars)	Operations	Operations	Operations	Operations
Asbestos and silica charges:
59.5 million shares revaluation	$-	$435	$-	$-
Federal-Mogul partitioning
agreement	-	43	-	-
Insurance receivable write-down	-	686	-	-
Revaluation of the silica note	-	3	-	-
Accretion	-	(11)	-	-
Subtotal	-	1,156	-	-
Asbestos- and silica-related
costs:
Harbison-Walker matters	-	-	-	40
Professional fees	-	20	-	30
Cash in lieu of interest	-	6	-	25
Other costs	-	14	3	-
Subtotal	-	40	3	95
Pretax asbestos and silica
charges	-	1,196	3	95
Tax benefit	-	(217)	(1)	(28)
Total asbestos and silica
charges, net of tax benefit	$-	$979	$2	$67

(Millions of dollars)
Asbestos- and silica-related liabilities:
December 31, 2003 balance (of which $2,507 was current)	$4,086
59.5 million shares revaluation	435
Federal-Mogul partitioning agreement	43
Harbison-Walker payment	(119)
Revaluation of the silica note	3
Other	(4)
Asbestos- and silica-related liabilities September 30, 2004
balance (of which $2,415 was current)	$4,444
Insurance for asbestos- and silica-related liabilities:
December 31, 2003 balance (of which $96 was current)	$(2,134)
Insurance settlement write-down	686
Accretion	(11)
Other	6
Insurance for asbestos- and silica-related liabilities
September 30, 2004 balance (of which $965 was current)	$(1,453)

Prepackaged Chapter 11 proceedings and recent insurance developments
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and six other subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings and entry of an order of the bankruptcy court, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed. See Note 13 for more information.
Our subsidiaries sought Chapter 11 protection to avail themselves of the provisions of Sections 524(g) and 105 of the Bankruptcy Code which may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon the entry of a final and nonappealable order confirming the plan of reorganization, current and future asbestos and silica personal injury claims against us and our affiliates will be channeled into trusts established for the benefit of asbestos and silica claimants, thus releasing Halliburton and its affiliates from those claims.
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

On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the plan of reorganization to implement our proposed asbestos and silica settlement. Despite an appeal by certain of our insurance companies, on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain insurance companies filed a motion to vacate the District Court’s affirmation order in order to protect their appeal rights. If our previously announced agreements in principle with insurance companies are finalized and approved by the relevant bankruptcy courts, the insurance companies have agreed to dismiss their appeals. Due to efforts being made by our affected subsidiaries to complete these settlements with, among others, the insurance companies that appealed the confirmation order, the parties and the District Court agreed to stay the affirmation order. We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions.  If the settlements with the insurance companies are approved by the relevant bankruptcy courts and the conditions to such settlements are satisfied, then we anticipate all appeals will be withdrawn. The affirmation order (and thus the plan of reorganization) will be final and nonappealable within 30 days after either the District Court favorably adjudicates the appeals or the appeals are withdrawn and the stay of the affirmation order is vacated.
The plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-	approximately $2.3 billion in cash;
-	59.5 million shares of Halliburton common stock;
-	a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-	a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $24 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
-	insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root. However, if the proposed settlements with our insurance companies are completed on the terms announced or proposed, insurance recoveries will not be contributed to the trusts.
We intend to fund the trusts no later than 30 days after the affirmation order becomes final and nonappealable.
In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. We also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective. We expect to pay an additional approximately $59 million in pending claims under these settlement agreements within 30 days after the plan of reorganization becomes final and nonappealable.

Our plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. As of September 30, 2004, we revalued our shares to approximately $2.0 billion ($33.48 per share), an increase of $435 million from December 31, 2003, of which $190 million was recorded in the first quarter of 2004 and $245 million was recorded in the third quarter of 2004. The value of the shares to be contributed was classified as a long-term liability on our condensed consolidated balance sheets, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of 2004, our diluted earnings per share from continuing operations would have been reduced by $0.05 for both the nine and three months ended September 30, 2004. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
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
Recent insurance developments. In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd’s of London, reinsured by Equitas. The settlement, if all conditions precedent are satisfied, will resolve all asbestos-related claims made against Lloyd’s underwriters by us, including those made by our subsidiaries affected by the Chapter 11 proceedings. Provided that the confirmation order becomes final and nonappealable and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of September 30, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the confirmation order becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming the plan of reorganization that has become final and nonappealable. Currently, we expect to receive cash payments during the years of 2005 through 2009.

We also have entered into agreements in principle with certain of our insolvent London Market insurance companies and with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. We are currently drafting the final settlement agreements with our insurers. The final settlement agreements with our remaining insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreements, approval by the Federal-Mogul bankruptcy court (see “Federal-Mogul” below), approval by certain other parties, and our confirmation order becoming final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions, similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005. Although we are working toward implementation of these proposed settlements, there can be no assurance that the transactions contemplated by these agreements in principle can be completed on the terms announced.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. Beginning in the third quarter of 2004, this discount is accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments.
We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions.
Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. During 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon proposed agreements in principle, resulting in pretax charges to discontinued operations of approximately $686 million.
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
In 2003, DII Industries entered into a definitive agreement with Harbison-Walker. This agreement was approved by the Harbison-Walker bankruptcy court on December 4, 2003. Under the terms of this agreement, once our plan of reorganization is final, all asbestos and silica personal injury claims against Harbison-Walker and certain of its affiliates will be channeled into trusts created in our bankruptcy proceedings. Our asbestos and silica obligations and related insurance recoveries recorded as of September 30, 2004 and December 31, 2003 reflect the terms of this definitive agreement.
In the first quarter of 2004, we entered into an agreement with RHI Refractories to settle remaining funding issues relating to Harbison-Walker. The agreement calls for a $10 million payment to RHI Refractories and a $1 million payment to our asbestos and silica trusts on behalf of RHI Refractories. These amounts were expensed during 2003. These payments will be made shortly after the effective date of the plan of reorganization of DII Industries, Kellogg Brown & Root and other subsidiaries.
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
In light of the bankruptcy court’s approval of our settlement agreement with Equitas, we have dismissed Equitas from the cases that we filed against them. If, however, the conditions precedent to payment are not satisfied, we have the right to re-file these cases against Equitas. If our agreements in principle with the solvent London Market insurance companies are finalized and become effective, all of our lawsuits with the various London Market insurance companies will be resolved.

Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, is alleged by Federal-Mogul (and others who formerly were associated with Worthington Pump prior to its acquisition by DII Industries) to be shared with them. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul’s allegations of shared insurance coverage, DII Industries filed a lawsuit on December 7, 2001 in Federal-Mogul’s Chapter 11 proceedings asserting DII Industries’ rights to asbestos insurance coverage under historic general liability policies issued to McGraw-Edison Company, Studebaker-Worthington, Inc. and its predecessor. The parties to this litigation have agreed to mediate this dispute. A number of insurance companies who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries’ rights to access this shared insurance has been uncertain. During the first quarter of 2004, we reached an agreement with Federal-Mogul which resolved all disputes regarding the insurance coverage provided by Equitas.
During October 2004, we reached an agreement in principle with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. Under the terms of the agreement in principle, DII Industries would be allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies would be allocated to the remaining policyholders. As part of the settlement, DII Industries agreed to pay $46 million in three installment payments. The first payment of $16 million will be paid on the same day that DII Industries funds the asbestos and silica trusts. The second and third payments of $15 million each will occur on the first and second anniversaries from the date of the first payment. We are currently attempting to finalize this agreement in principle so that we may also finalize the settlements with the London Market insurance companies and the domestic insurance companies. If we are able to finalize this agreement in principle and the related agreements in principle with our solvent insurers, we will be able to dismiss all of our remaining insurance coverage lawsuits concerning asbestos-related and silica-related matters. In the third quarter of 2004, we accrued $43 million, which represents the present value of the $46 million to be paid. The discount will be accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments beginning in the fourth quarter of 2004.
Assuming that the agreement in principle with Federal-Mogul is finalized, DII Industries and Federal-Mogul agree to share equally in recoveries from insolvent London-based insurance companies. To the extent that Federal-Mogul’s recoveries from certain insolvent London-based insurance companies received on or before January 1, 2006 do not equal at least $4.5 million, DII Industries agreed to also pay to Federal-Mogul the difference between their recoveries from the insolvent London-based insurance companies and $4.5 million. Any recoveries received by Federal-Mogul from the insolvent London-based insurance companies after January 1, 2006 will be reimbursed back to DII Industries until such time as DII Industries is fully reimbursed for the amount of the payment.
Excess insurance on construction claims. Kellogg Brown & Root does not have primary insurance coverage related to construction claims. However, excess insurance coverage policies with other insurance companies are in place. On March 20, 2002, Kellogg Brown & Root filed a lawsuit against the insurance companies that issued these excess insurance policies, seeking to establish the specific terms under which it can obtain reimbursement for costs incurred in settling and defending construction claims. Until this lawsuit is resolved, the scope of the excess insurance coverage will remain uncertain, and as such, we have not recorded any recoveries related to excess insurance coverage. If we are able to finalize our agreements in principle with our solvent insurance companies, we will also dismiss this lawsuit.

Other insurance matters. In the event that we finalize all of the agreements in principle with our insurance companies and the other relevant third parties, we will still continue to pursue our insurance rights against certain insolvent domestic insurance companies, such as Highlands Insurance Company (under insurance policies that were issued to Dresser Industries, Inc. and certain of its predecessors), The Home Insurance Company, and certain insolvent London-based insurance companies.

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
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the plan of reorganization to implement our proposed asbestos and silica settlement. Despite an appeal by certain of our insurance companies, on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain insurance companies filed a motion to vacate the District Court’s affirmation order in order to protect their appeal rights. If our previously announced agreements in principle with our insurance companies are finalized and approved by the relevant bankruptcy courts, the insurance companies have agreed to dismiss their appeals. Due to efforts being made by our affected subsidiaries to complete these settlements with, among others, the insurance companies that appealed the confirmation order, the parties and the District Court agreed to stay the affirmation order. We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions. If the settlements with the insurance companies are approved by the relevant bankruptcy courts and the conditions to such settlements are satisfied, then we anticipate all appeals will be withdrawn. The affirmation order (and thus the plan of reorganization) will be final and nonappealable within 30 days after either the District Court favorably adjudicates the appeals or the appeals are withdrawn and the stay of the affirmation order is vacated.
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
Basis of presentation. We continue to consolidate the Debtors in our condensed consolidated financial statements. While generally it is appropriate to deconsolidate a subsidiary during its Chapter 11 proceedings on the basis that control no longer rests with the parent, the facts and circumstances particular to our situation support the continued consolidation of these subsidiaries. Specifically:
-	substantially all affected creditors have approved the terms of the plan of reorganization and related transactions;
-	the entire duration of the Chapter 11 proceedings is likely to be short, excluding any potential appeals;
-	the Debtors were solvent and filed Chapter 11 proceedings to resolve asbestos and silica claims rather than as a result of insolvency; and
-	the plan of reorganization provides that we will continue to own 100% of the equity of the Debtors upon completion of the plan of reorganization. The plan of reorganization will not impact our equity ownership of the Debtors.
All reorganization items, including but not limited to all professional fees and provisions for losses, are included as discontinued operations in both our condensed consolidated financial statements and the condensed combined financial statements of the Debtors-in-Possession. During the first nine months of 2004, we recorded a total of $20 million as reorganization items, which consisted primarily of professional fees and $11 million of bridge loan fees, and disbursed $26 million in cash for reorganization items.
Furthermore, certain claims against the Debtors existing before the Chapter 11 filing are considered liabilities subject to compromise. The principal categories of claims subject to compromise included the following:
-	$2.4 billion at September 30, 2004 and $2.5 billion at December 31, 2003 of current asbestos- and silica-related liabilities; and
-	$2.0 billion at September 30, 2004 and $1.6 billion at December 31, 2003 of noncurrent asbestos- and silica-related liabilities.
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

Debtors-in-Possession
Condensed Combined Statements of Operations
(Unaudited)
(Millions of dollars)

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Revenue	$384	$1,314
Equity in losses of majority-owned
subsidiaries	(199)	(224)
Total revenue	185	1,090
Operating costs and expenses	289	1,467
Operating loss	(104)	(377)
Nonoperating income	17	43
Loss from continuing operations before income
taxes	(87)	(334)
Income tax (provision) benefit	(39)	43
Loss from continuing operations	(126)	(291)
Loss from discontinued operations, net of tax
benefit of $73 and $219	(229)	(979)
Net loss	$(355)	$(1,270)

The subsidiaries of DII Industries that are not included in the Chapter 11 filing are presented in the condensed combined financial statements using the equity method of accounting. These subsidiaries had revenue of $2.5 billion and operating income of $49 million for the three months ended September 30, 2004 and revenue of $8.3 billion and operating income of $5 million for the nine months ended September 30, 2004. These subsidiaries had assets of $2.6 billion and liabilities of $2.6 billion as of September 30, 2004, and assets of $2.3 billion and liabilities of $2.3 billion as of December 31, 2003.

Debtors-in-Possession
Condensed Combined Balance Sheets
(Unaudited)
(Millions of dollars)

	September 30	December 31
	2004	2003
Assets
Current assets:
Cash and equivalents	$67	$108
Receivables:
Trade, net	142	191
Unbilled insurance for asbestos- and silica-related liabilities	873	-
Intercompany, net	52	50
Unbilled work on uncompleted contracts	151	60
Other, net	56	75
Total receivables, net	1,274	376
Inventories	20	23
Right to Halliburton shares (1)	1,547	1,547
Restricted cash - prepetition liability payments	144	37
Other current assets	54	43
Total current assets	3,106	2,134
Property, plant, and equipment, net	94	91
Goodwill, net	188	188
Investments in majority-owned subsidiaries	1,223	1,567
Insurance for asbestos- and silica-related liabilities	488	2,038
Noncurrent deferred income taxes	600	436
Other assets	326	257
Total assets	$6,025	$6,711
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$270	$13
Accrued employee compensation and benefits	6	30
Advance billings on uncompleted contracts	67	23
Prepetition liabilities not subject to compromise	375	834
Current prepetition asbestos- and silica-related liabilities
subject to compromise	2,415	2,507
Other current liabilities	-	14
Total current liabilities	3,133	3,421
Prepetition liabilities not subject to compromise	128	137
Noncurrent prepetition asbestos- and silica-related liabilities
subject to compromise	2,029	1,579
Other liabilities	26	2
Total liabilities	5,316	5,139
Shareholders’ equity	709	1,572
Total liabilities and shareholders’ equity	$6,025	$6,711

(1)     Represents an option for DII Industries to acquire 59.5 million shares of Halliburton stock at no cost and was valued at $26.00 per share.

Debtors-in-Possession
Condensed Combined Statement of Cash Flows
(Unaudited)
(Millions of dollars)

Nine Months Ended
September 30, 2004
Total cash flows from operating activities	$(495)
Total cash flows from investing activities	(10)
Total cash flows from activities with Halliburton	457
Effect of exchange rate changes on cash	7
Decrease in cash and equivalents	(41)
Cash and equivalents at beginning of period	108
Cash and equivalents at end of period	$67

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

Note 14. United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA will then issue an audit report with their recommendations to our customer’s contracting officer. We then will work with our customer to reach a resolution.
Fuel. In December 2003, the DCAA issued a preliminary audit report which alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. To the best of our knowledge and belief, the DCAA report was never finalized. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which is our customer and oversees the project, throughout the life of the task order and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.

The DCAA has issued various audit reports related to task orders under the RIO contract which reported $296 million in questioned and unsupported costs The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004, when the fuel mission was transferred to that agency. We believe the conditions specified by the customer for fuel purchases are materially different under the DESC and RIO contracts, and therefore a direct comparison of costs is not valid. We are currently preparing responses to the COE contracting officer, which we believe will substantiate that the costs questioned by the DCAA are allowable and reimbursable.
Dining Facility and Administration Centers (DFACs). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the AMC directed us to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFAC subcontracts in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During 2004, we received notice from the DCAA that it was recommending withholding a portion of our DFAC billings. For DFAC billings relating to subcontracts entered into prior to February 2004, the DCAA has recommended withholding 19.35% of the billings until it completes its audits. Subsequent to February 2004, we have renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and have advised the AMC and the DCAA of the new terms of the arrangements. To date, we have had no objection by the government to these new DFAC subcontract agreements. During the third quarter of 2004, we received notification that, for three Kuwait DFACs, the DCAA is recommending to our customer that costs be disallowed because the DCAA is not satisfied with the level of documentation provided by us. The amount withheld related to suspended and recommended disallowed DFAC costs for work performed under the pre February 2004 subcontracts and totaled approximately $216 million as of September 30, 2004. The amount currently withheld could change as the DCAA continues their audits of the remaining DFAC facilities. We are negotiating with our customer, the AMC, to resolve this issue. We can withhold a proportionate amount of these billings from our subcontractors and are currently doing so. See “Investigations” section below for further discussion.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it is recommending withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. The DCAA has recommended that the cost be withheld pending receipt of additional explanation or documentation to support subcontract cost. We are working with the AMC to resolve this issue.
Investigations. On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and have billed our customer that amount. We are continuing to investigate whether La Nouvelle paid, or attempted to pay, one or two of our former employees in connection with the billing. See Note 15 “Litigation brought by La Nouvelle” for further discussion.

In October 2004, we reported to the Department of Defense Inspector General's office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third-party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from these third-party subcontractors while they were employed by us.
In October 2004, a civilian contracting official in the COE asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the Department of Defense Inspector General’s office may review the issues involved.
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating some matters relating to our government contract work. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
Withholding of payments. During 2004, the AMC issued a determination that a particular contract clause would cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. We have advised the AMC that we disagree with this interpretation. The AMC has not implemented this withholding; however, it has requested additional information regarding the impact of the potential withholding on us and our subcontractors’ ability to provide troop support under the LogCAP contract. We have provided information in response to this request, but do not know whether or how this information will impact the AMC’s decision to implement the 15% withholding in the future. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams are working to negotiate outstanding issues and definitize task orders as quickly possible. We are continuing to work with our customer to resolve outstanding issues. To date, definitization proposals for 30 task orders totaling over $500 million have been agreed in principle.
As of September 30, 2004, the COE had withheld $76 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted by us and three have been agreed in principle. The remaining seven have been reviewed by the DCAA, and we are in the process of responding to our customer on the auditor’s questions. These withholdings represent the amount invoiced in excess of 85% of the amounts we have currently estimated to the COE to complete the tasks ordered. The COE also could withhold similar amounts from future invoices under our RIO contract until our task orders under the RIO contract are definitized. Approximately $4 million was withheld from our PCO Oil South project as of September 30, 2004. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
We are working diligently with our customers to proceed with significant work when we have a fully definitized task order, which should limit withholdings on future task orders.
Report on estimating system. The DCAA issued an audit report to our corporate administrative contracting officer (CACO) dated August 4, 2004 stating that, in the DCAA’s opinion, our estimating system is not adequate to produce proposals for our customer to negotiate final pricing on government contracts. The report states that the DCAA has identified approximately $1.8 billion in unsupported costs relating to proposals under our LogCAP contracts. An unsupported cost in an estimate is one in which the DCAA requires additional documentation before expressing an opinion on the acceptability of the estimate. While the alleged $1.8 billion in unsupported costs referenced in the DCAA report represents estimated costs rather than incurred and/or billed costs and the DCAA is not recommending that such amounts be withheld, the untimely resolution of unsupported cost issues could affect the definitization process. In October 2004, we developed a corrective action plan with the CACO and DCAA and believe we will be able to demonstrate that our estimating system is adequate for negotiating with our customer and that we have appropriate support for our proposals. Should the estimating system ultimately be judged inadequate, all proposals over $100,000 would be required to be reviewed by the DCAA. Currently, all of our proposals over $500,000 must be reviewed.

Report on purchasing system. As a result of a Contractor Purchasing System Review by the Defense Contract Management Agency (DCMA) during the second quarter of 2004, the DCMA granted the continued approval of our government contract purchasing system. The review was conducted due to the unprecedented level of support we currently provide the military in Iraq and Kuwait. The DCMA’s approval letter, dated September 7, 2004, stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.”
The Balkans. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit.

Note 15. Other Commitments and Contingencies
Securities and Exchange Commission (SEC) investigation of change in accounting for revenue on long-term construction projects and related disclosures. In August 2004, we reached a settlement in the investigation by the SEC involving our 1998 and 1999 disclosure of and accounting for the recognition of revenue from unapproved claims on long-term construction projects. Our settlement with the SEC covers a failure to disclose a 1998 change in accounting practice. We disclosed the change in accounting practice in our 1999 Form 10-K and continued to do so in subsequent periods. The SEC did not determine that we departed from generally accepted accounting principles, nor did it find errors in accounting or fraud. We neither admitted nor denied the SEC’s findings, but paid a $7.5 million civil penalty, and recorded a charge of that amount in the second quarter of 2004. As part of the settlement, the company agreed to cease and desist from committing or causing future securities law violations.
Securities and related litigation. On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the period of approximately May 1998 until approximately May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation discussed above. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen, LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al.,, was filed and served upon us on or about April 11, 2003 (the “Moore class action”). Subsequently, in October 2002 and March 2003, two derivative actions arising out of essentially the same facts and circumstances were filed, one of which was subsequently dismissed, while the other was transferred to the same judge before whom the Moore class action was pending.

In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which both the Moore class action and the remaining derivative action would be settled. In June 2003, the lead plaintiffs in the Moore class action filed a motion for leave to file a second amended consolidated complaint, which was granted by the court. In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint includes claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure (the “Dresser claims”). The Dresser claims were included in the settlement discussions leading up to the signing of the memorandum of understanding and are among the claims the parties intended to be resolved by the terms of the proposed settlement of the consolidated Moore class action and the derivative action.
The memorandum of understanding called for Halliburton to pay $6 million, which would be funded by insurance proceeds. After the May 2003 announcement regarding the memorandum of understanding, one of the lead plaintiffs in the consolidated class action announced that it was dissatisfied with the lead plaintiffs’ counsel’s handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs’ counsel. The dissident lead plaintiff further asserted that it believes that, for various reasons, the $6 million settlement amount is inadequate.
The attorneys representing the dissident plaintiff filed another class action complaint in August 2003, raising allegations similar to those raised in the second amended consolidated complaint regarding the accounting/disclosure claims and the Dresser claims. In addition, the complaint enhances the Dresser claims to include allegations related to our accounting with respect to the acquisition, integration and reserves of Dresser. We moved to dismiss that complaint, styled Kimble v. Halliburton Company, et al.; however, the court never ruled on our motion and ordered the case consolidated with the Moore class action. On August 3, 2004 the attorneys representing the dissident plaintiff filed a motion for leave to file yet another class action complaint styled Murphey v. Halliburton Company, et al. The court has not ruled on that motion. The proposed complaint raises and augments allegations similar to those in the Moore class action and the Kimble action, including additional allegations regarding disclosure of asbestos liability exposure.
On June 7, 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case(s) to another district judge and a final hearing on the fairness of the settlement, on September 9, 2004, the court entered an order denying the motion for final approval of the settlement in the Moore class action and ordering the parties, among other things, to mediate. The mediation is expected to take place in the first quarter of 2005. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we are entitled to do by its terms (although the settling plaintiffs assert otherwise).
On September 9, 2004, the court ordered that if no objections to the settlement of the derivative action described above were made by October 20, 2004, the court would finally approve the derivative action settlement. No timely objections were made to the settlement of the derivative action.
BJ Services Company patent litigation. On April 12, 2002, a federal court jury in Houston, Texas, returned a verdict against Halliburton Energy Services, Inc., a wholly owned subsidiary, in a patent infringement lawsuit brought by BJ Services Company. In January 2004, we filed a petition requesting that the United States Supreme Court review and reverse the judgment, which was denied in April 2004. In April 2004, we paid the $107 million judgment amount, including pre- and post-judgment interest.

Anglo-Dutch (Tenge). On October 24, 2003, a Texas district court jury returned a verdict finding a subsidiary of Halliburton liable to Anglo-Dutch (Tenge) L.L.C. and Anglo-Dutch Petroleum International, Inc. for breaching a confidentiality agreement related to an investment opportunity we considered in the late 1990s in an oilfield in the former Soviet Republic of Kazakhstan. On January 20, 2004, the judge in that case entered judgment against us and our codefendants, Ramco Oil & Gas, Ltd. and Ramco Energy, PLC (collectively, Ramco), jointly and severally, for the total sum of $106 million. A charge in the amount of $77 million was recorded in the third quarter of 2003 related to this matter. In April 2004, we reached a settlement with the plaintiffs and made all payments to the plaintiffs pursuant to the settlement agreement. As a result of the settlement, the judgment entered against us has been vacated and the litigation dismissed. The settlement also provided Halliburton total indemnity for contribution claims, if any, of Ramco against Halliburton. After consideration of the settlement and legal costs, we reversed approximately $13 million of our remaining accrual in the first quarter of 2004. In the second quarter of 2004, we recovered the $25 million cash that we posted in lieu of a bond related to this matter, which was included in restricted cash as of December 31, 2003.
Newmont Gold. In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed which would require trial. We believe our exposure is no more than $40 million. We believe that we have valid defenses to Newmont’s claims and intend to vigorously defend the matter. As of September 30, 2004, we had not accrued any amounts related to this matter.
Smith International award. In June 2004, a Texas district court jury returned a verdict in our favor in connection with a patent infringement lawsuit we filed against Smith International (Smith). We were awarded $24 million in damages by the jury. We filed the lawsuit in September 2002 seeking damages for Smith’s infringement of our patented Energy Balanced ™ roller cone drill bit technology. The jury found that Smith’s competing bits willfully infringed three of our patents. Under applicable law the judge has the discretion to enhance the damages to a total amount of up to three times the amount awarded by the jury and to award attorney’s fees and costs. Subsequent to the verdict, upon our motion, the court enhanced the jury verdict by $12 million and added another $5 million in attorneys’ fees and costs for a total judgment of $41 million. Unless pending motions for judgment as a matter of law are granted, Smith is expected to appeal.
Related litigation dealing with claims of infringement of the same technology is pending in courts in Italy and England and expected to go to trial during 2005.
Improper payments reported to the SEC. During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.

Investigation into Nigerian joint venture and related matters. The SEC is conducting a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The United States Department of Justice is also conducting an investigation. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture.
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to a subpoena, and intend to make our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to other current and former Kellogg Brown & Root employees. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. Commencing in 1995, TSKJ entered into a series of agency agreements in connection with the Nigerian project. We understand that a French magistrate has officially placed Jeffrey Tesler, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
As a result of our continuing investigation into these matters, information has been uncovered suggesting that, commencing at least 10 years ago, the members of TSKJ considered payments to Nigerian officials. We provided this information to the United States Department of Justice, the SEC, the French magistrate, and the Nigerian Economics and Financial Crimes Commission. We also notified the other owners of TSKJ of the recently uncovered information and asked each of them to conduct their own investigation.
We understand from the ongoing governmental and other investigations that payments may have been made to Nigerian officials. In addition, we understand that, at our request, TSKJ has suspended the receipt of services from and payments to TSKJ’s agent, Tri-Star Investments, of which Jeffrey Tesler is a principal, and is considering instituting legal proceedings to declare all agency agreements with Tri-Star terminated and to recover all amounts previously paid under those agreements.
We understand that the Department of Justice has expanded its investigation to include whether Mr. Stanley may have received payments in connection with bidding practices on certain foreign projects. We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M.W. Kellogg, a joint venture in which Kellogg Brown & Root has a 55% interest, cover an extended period of time, in some cases significantly before our acquisition of Dresser Industries, including M. W. Kellogg in 1998, and possibly include the construction of a fertilizer plant in Nigeria in the early 1990’s and the activities of agents and service providers.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg. The terminations occurred because of violations of our Code of Business Conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
There can be no assurance that any governmental investigation or our investigation of these matters will not conclude that violations of applicable laws have occurred.
As of September 30, 2004, we had not accrued any amounts related to these investigations.

Operations in Iran. We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents on September 16, 2004. As of September 30, 2004, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in full compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies.
Litigation brought by La Nouvelle. In October 2004, La Nouvelle, a subcontractor to us in connection with our government services work in Kuwait and Iraq, filed suit alleging breach of contract and interference with contractual and business relations. The relief sought includes $224 million in damages for breach of contract, which includes $34 million for tortious interference, and an unspecified sum for consequential and punitive damages. The dispute arises from our termination of a master agreement pursuant to which La Nouvelle operated a number of DFACs in Kuwait and Iraq and the replacement of La Nouvelle with ESS which, prior to La Nouvelle’s termination, had served as La Nouvelle’s subcontractor. In addition, La Nouvelle alleges that we wrongfully withheld from La Nouvelle certain sums due La Nouvelle under its various subcontracts.
While we admit that we have withheld certain sums from La Nouvelle, we believe that we were contractually entitled to do so and that we had the right to terminate the master agreement with La Nouvelle for cause. The case has only recently been filed and our investigation is in its preliminary stages. Accordingly, it is premature to assess the likelihood of an unfavorable result. It is, however, our intention to vigorously defend the action.
David Hudak and International Hydrocut Technologies Corp. On October 12, 2004 David Hudak and International Hydrocut Technologies Corp. (collectively Hudak), filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corrupt Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase in early 1994 of certain explosive charges which were later alleged by the United States Department of Justice to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than ten years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us, will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. It is, however, our intention to vigorously defend this action. As of September 30, 2004, we had not accrued any amounts related to this matter.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of September 30, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of September 30, 2004, those 14 sites accounted for approximately $10 million of our total $38 million liability.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.1 billion of letters of credit or bank guarantees were outstanding as of September 30, 2004, including $191 million which relate to our joint ventures’ operations.
In the fourth quarter of 2003, we entered into a senior secured master letter of credit facility (Master LC Facility) with a syndicate of banks which covered at least 90% of the face amount of our then existing letters of credit. The Master LC Facility became effective in December 2003. Each bank has permanently waived any right that it had to demand cash collateral as a result of the filing of Chapter 11 proceedings by certain of our subsidiaries. In addition, at the discretion of the banks involved, the Master LC Facility provides for the issuance of new letters of credit, so long as the total facility does not exceed an amount equal to the amount of outstanding letters of credit at closing plus $250 million, or approximately $1.5 billion.
The purpose of the Master LC Facility is to provide an advance for letter of credit draws, if any, and to satisfy any cash collateralization rights of issuers of substantially all our then existing letters of credit during the pendency of the Chapter 11 proceedings of eight of our subsidiaries. In May 2004, we extended the Master LC Facility, and advances under the Master LC Facility will now remain available until the earlier of December 31, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. At that time, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on June 30, 2005 and all other letters of credit shall cease to be subject to the terms of the Master LC Facility. If our subsidiaries do not exit Chapter 11 proceedings until after December 31, 2004, we would expect to be able to extend the availability of the Master LC Facility. As of September 30, 2004 and December 31, 2003, there were no outstanding advances under the Master LC Facility.
We currently have commitments to fund approximately $55 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $46 million of the commitments to be paid during the next year.

Liquidated damages. Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. In most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $46 million at September 30, 2004 and $243 million at December 31, 2003 of liquidated damages we could incur based upon completing the projects as forecasted. If the October 2004 agreement in principle between Kellogg Brown & Root and Barracuda and Caratinga Leasing Company B.V. were not finalized, based on September 2004 project forecasts, Kellogg Brown & Root could be subject to an additional approximately $141 million in liquidated damages beyond the estimated $24 million of liquidated damages recorded as of September 30, 2004 in the event that the delay in the project is determined to be attributable to us. There can be no assurance that further project delays will not occur.
Other. We are a party to various other legal proceedings. We expense the cost of legal fees as incurred related to these proceedings. We believe any liabilities we may have arising from these proceedings will not be material to our consolidated financial position or results of operations.

Note 16. Accounting for Stock-Based Compensation
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
The fair value of options at the date of grant and the employee stock purchase plan shares were estimated using the Black-Scholes option pricing model. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months		Nine Months
	Ended September 30		Ended September 30
(Millions of dollars except per share data)	2004	2003	2004	2003
Net income (loss), as reported	$(44)	$58	$(776)	$127
Total stock-based employee compensation
expense determined under fair value
based method for stock options and
employee stock purchase plan awards,
net of related tax effects	(8)	(8)	(21)	(21)
Net income (loss), pro forma	$(52)	$50	$(797)	$106

Basic income (loss) per share:
As reported	$(0.11)	$0.13	$(1.78)	$0.29
Pro forma	$(0.13)	$0.11	$(1.83)	$0.24

Diluted income (loss) per share:
As reported	$(0.09)	$0.13	$(1.76)	$0.29
Pro forma	$(0.11)	$0.11	$(1.81)	$0.23

We also maintain a restricted stock program wherein the fair market value of the stock on the date of issuance is being amortized and ratably charged to income over the average period during which the restrictions lapse. The related expense, net of tax, reflected in net income as reported for the three- and nine-month periods ended September 30, 2004 is $4 million and $9 million, and for the three- and nine-month periods ended September 30, 2003 is $3 million and $8 million.

Note 17. Income (Loss) Per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares, consisting primarily of stock options, with a dilutive effect had been issued. The effect of common stock equivalents on basic weighted average shares outstanding was an additional four million shares in the three and nine months ended September 30, 2004 and an additional two million shares in the three and nine months ended September 30, 2003. Excluded from the computation of diluted income (loss) per share are options to purchase nine million shares of common stock which were outstanding during the three and nine months ended September 30, 2004, 16 million shares which were outstanding during the three months ended September 30, 2003, and 15 million shares during the nine months ended September 30, 2003. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares. The shares issuable upon conversion of the 3.125% convertible senior notes due 2023 were not included in the computation of diluted income (loss) per share since the conditions for conversion had not been met as of September 30, 2004. Loss per share for discontinued operations and net loss for the three and nine months ended September 30, 2004 were antidilutive, as the control number used to determine whether to include any common stock equivalents in the weighted shares outstanding for the period is income from continuing operations.
On September 30, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. Contingently convertible debt instruments are financial instruments that include a contingent feature, such as a feature by which the debt becomes convertible into common shares of the issuer if the issuer's common stock price has exceeded a predetermined threshold for a specified time period. Our 3.125% convertible senior notes due 2023 are an example of these types of instruments. Prior to the effective date of the new consensus, we excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met. EITF Issue No. 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met. This change does not have any effect on net income (loss), but it will affect the related per share amounts. The new rules are currently expected to be effective for the fourth quarter of 2004.
We plan to adopt EITF Issue No. 04-08 as of December 31, 2004 and will restate the computations of earnings (loss) per share for prior periods. We will include, if dilutive, the assumed conversion of our $1.2 billion 3.125% convertible senior notes due July 2023 in our diluted earnings per share calculations. This will increase the denominator in our diluted earnings per share calculations by approximately 32 million shares, resulting in lower diluted earnings per share in periods in which we report net income. We expect this change to have an immaterial impact on our diluted earnings (loss) per share calculations.

Note 18. Income Taxes
Provision for income taxes of $111 million resulted in an effective rate of 37% in the third quarter of 2004, compared to an effective tax rate of 39% in the third quarter of 2003. The tax rate for the third quarter of 2004 was primarily due to a reduction of current taxes in foreign jurisdictions.

Provision for income taxes of $131 million resulted in an effective tax rate of 37% in the first nine months of 2004, compared to an effective tax rate of 40% in the first nine months of 2003. The tax rate for the first nine months of 2004 was attributable to lower tax benefits on Barracuda-Caratinga charges, offset by a reduction of current taxes in foreign jurisdictions. The tax rate for the first nine months of 2003 was partially the result of the tax effect on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream. These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.

Note 19. Retirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2004 and September 30, 2003 are as follows:

	Pension Benefits
	Three Months Ended				Other Postretirement
	September 30				Benefits
	2004		2003		Three Months Ended
	United		United		September 30
(Millions of dollars)	States	International	States	International	2004	2003
Components of net periodic
benefit cost:
Service cost	$1	$21	$-	$18	$1	$-
Interest cost	2	37	3	30	1	3
Expected return on plan assets	(2)	(41)	(3)	(34)	-	-
Transition amount	-	-	-	(1)	-	-
Amortization of prior
service cost	-	-	-	-	(2)	-
Settlements/curtailments	-	-	2	-	-	-
Recognized actuarial loss	1	3	-	5	-	1
Net periodic benefit cost	$2	$20	$2	$18	$-	$4

	Pension Benefits
	Nine Months Ended				Other Postretirement
	September 30				Benefits
	2004		2003		Nine Months Ended
	United		United		September 30
(Millions of dollars)	States	International	States	International	2004	2003
Components of net periodic
benefit cost:
Service cost	$1	$64	$1	$54	$1	$1
Interest cost	7	109	8	90	4	9
Expected return on plan assets	(8)	(122)	(9)	(102)	-	-
Transition amount	-	-	-	(1)	-	-
Amortization of prior
service cost	-	-	-	-	(7)	-
Settlements/curtailments	1	-	2	-	-	-
Recognized actuarial loss	3	11	1	14	1	1
Net periodic benefit
(income) cost	$4	$62	$3	$55	$(1)	$11

We currently expect to contribute approximately $67 million to our pension plans in 2004. As of September 30, 2004, we have contributed $57 million of this amount.
Effective July 1, 2004, we adopted FASB Staff Position (FSP) No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which is related to our retiree medical plans. The impact of the FSP was recognized in the third quarter of 2004 and was immaterial.
Dresser retiree medical. In January 2004, the plan administrator of the Dresser Retiree Life and Medical Program filed a declaratory judgment action in the United States District Court seeking a ruling that Halliburton need not continue providing a large portion of the medical benefits for retirees of the former Dresser Industries, which Halliburton acquired in 1998 and most of which Halliburton has since disposed of. If the court does not rule that the benefits can be discontinued, we would accrue up to approximately $10 million for current retiree medical costs, and we would incur additional costs of providing medical benefits to Dresser retirees in future periods.

Note 20. Reorganization of Engineering and Construction Group
Effective October 1, 2004, we restructured the Engineering and Construction Group into two divisions, the Energy and Chemicals division and the Government and Infrastructure division. In the third quarter of 2004, we recorded restructuring and related costs of $18 million related to the reorganization, consisting of $10 million in personnel termination benefits and $8 million in impairment charges on technology-related assets. For the three and nine months ended September 30, 2004, $13 million of the restructuring charge was included in “Cost of services” and $5 million was included in “General and administrative” on the condensed consolidated statements of operations. As of September 30, 2004, $10 million had not been paid and is included in other current liabilities. We expect an additional charge of approximately $12 million in the fourth quarter of 2004 primarily for personnel termination benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
During the first nine months of 2004, we continued to:
-	make progress on our asbestos and silica settlement;
-	provide a large amount of government services work in the Middle East;
-	move closer to completion of our Barracuda-Caratinga project, a large multiyear construction project in Brazil; and
-	address the substantial expected future demands on our funds.
Our operational performance for the first nine months of 2004 was particularly strong in our Energy Services Group (ESG) and liquefied natural gas (LNG) operations from our Engineering and Construction Group or “KBR.” With increased activity as reflected by the increase in rig count and high crew utilization combined with pricing improvements we implemented in May 2004, the Energy Services Group revenue increased by 12% and operating income increased by 54% compared to the first nine months of 2003. Additionally, effective October 1, 2004, we restructured our Engineering and Construction Group into two divisions, the Energy and Chemicals division and the Government and Infrastructure division. We believe that the reorganization is a necessary step towards positioning the Engineering and Construction Group for a stronger 2005 and beyond.
Asbestos and silica. Having reached definitive settlements with almost all of our asbestos and silica personal injury claimants, certain of our subsidiaries filed Chapter 11 proceedings on December 16, 2003. A preapproved proposed plan of reorganization was filed as part of the Chapter 11 proceedings.
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the plan of reorganization to implement our proposed asbestos and silica settlement. Despite an appeal by certain of our insurance companies, on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain insurance companies filed a motion to vacate the District Court’s affirmation order in order to protect their appeal rights. If our previously announced agreements in principle with insurance companies are finalized and approved by the relevant bankruptcy courts, the insurance companies have agreed to dismiss their appeals. Due to efforts being made by our affected subsidiaries to complete these settlements with, among others, the insurance companies that appealed the confirmation order, the parties and the District Court agreed to stay the affirmation order. We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions. If the settlements with the insurance companies are approved by the relevant bankruptcy courts and the conditions to such settlements are satisfied, then we anticipate all appeals will be withdrawn. The affirmation order (and thus the plan of reorganization) will be final and nonappealable within 30 days after either the District Court favorably adjudicates the appeals or the appeals are withdrawn and the stay of the affirmation order is vacated.
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
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming the proposed plan of reorganization that has become final and nonappealable. Currently, we expect to receive cash payments during the years of 2005 through 2009.

We also have entered into agreements in principle with certain of our insolvent London Market insurance companies and with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. We are currently drafting the final settlement agreements with our insurers. The final settlement agreements with our remaining insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreements, approval by the Federal-Mogul bankruptcy court (see “Federal-Mogul” below under Asbestos and Silica Obligations and Insurance Recoveries), approval by certain other parties, and our confirmation order becoming final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. During 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon proposed agreements in principle, resulting in pretax charges to discontinued operations of approximately $686 million.
At September 30, 2004, the liability related to the 59.5 million shares of Halliburton common stock to be contributed to the trusts was revalued to $2.0 billion, an increase of $435 million from December 31, 2003, of which $190 million was recorded during the first quarter of 2004 and $245 million was recorded in the third quarter of 2004. The increase in value reflected the rise in Halliburton’s stock price during the nine-month period.
During October 2004, we reached an agreement in principle with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. Under the terms of the agreement in principle, DII Industries would be allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies would be allocated to the remaining policyholders. As part of the settlement, DII Industries agreed to pay $46 million in three installment payments. The first payment of $16 million will be paid on the same day that DII Industries funds the asbestos and silica trusts. The second and third payments of $15 million each will occur on the first and second anniversaries from the date of the first payment. We are currently attempting to finalize this agreement in principle so that we may also finalize the settlements with the London Market insurance companies and the domestic insurance companies. If we are able to finalize this agreement in principle and the related agreements in principle with our solvent insurers, we will be able to dismiss all of our remaining insurance coverage lawsuits concerning asbestos-related and silica-related matters. In the third quarter of 2004, we accrued $43 million, which represents the present value of the $46 million to be paid. The discount will be accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments beginning in the fourth quarter of 2004.
Government services in the Middle East. Our government services revenue related to Iraq totaled approximately $5.4 billion during the first nine months of 2004 and approximately $3.6 billion in 2003. The work we perform includes providing construction and services for, among other things:
-	logistical support to the United States Army, including camp construction, operations and maintenance, food and dining services, and transportation services; and
-	restoration of the Iraqi petroleum industry, including the assessment and repair of the oil infrastructure associated with the Iraqi southern oilfields.

The accelerated ramp-up in services in a war zone brought with it several challenges, including keeping our people safe, recruiting and retaining qualified personnel, identifying and retaining appropriate subcontractors, establishing the necessary internal control procedures associated with this type of business, and funding the increased working capital demands. We have received and expect to continue to receive heightened media, legislative, and regulatory attention regarding our work in Iraq, including the preliminary results of various audits by the Defense Contract Audit Agency (DCAA) related to our invoicing practices and our self-reporting of possible improper conduct by one or two of our former employees. The DCAA and the Army Materiel Command continue to withhold or recommend withholding amounts from our dining facility billings and invoices related to our LogCAP, Restore Iraqi Oil (RIO), and PCO Oil South project contracts. We have also been responding to various audit reports issued by the DCAA in regard to our estimating and accounting systems.
Barracuda-Caratinga project. In recent years, we have faced issues related to our Barracuda-Caratinga project, a multiyear construction project to build two converted supertankers which will be used as floating production, storage, and offloading units (FPSOs), 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. In October 2004, the Barracuda vessel was moved offshore for sea trials and final inspections. This is a major milestone toward completion of the project, which is significantly behind the original schedule and is in a financial loss position. Also in October 2004, Kellogg Brown & Root, Inc. (Kellogg Brown & Root) and Petrobras, on behalf of the project owner, entered into a nonbinding agreement in principle. The October 2004 agreement in principle is the basis for settlement of the various claims between the parties and would amend existing agreements. Implementation of the agreement in principle requires final approval of the board of directors of Petrobras and Halliburton, the project lenders, and possibly the bankruptcy court that confirmed our proposed plan of reorganization. Discussions among all parties, including the project lenders, are underway. As of September 30, 2004, we recorded $407 million in pretax losses during 2004, which brings the inception-to-date pretax loss recorded on this project to $762 million. Approximately $310 million was recorded in the second quarter of 2004, resulting from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project until completion. Approximately $97 million was recorded during the first quarter of 2004, resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project.
Financing activities. The anticipated cash contribution to the asbestos and silica trusts later this year or in early 2005, the increased work in Iraq, and potential additional delays of certain billings related to work in Iraq have required us to raise substantial funds and could require us to raise additional funds in order to meet our current and potential future liabilities and working capital requirements. On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. In addition, we have entered into the following facilities:
-	a secured master letter of credit facility (Master LC Facility) intended to provide an advance for letter of credit draws, if any, and to satisfy any cash collateralization rights of issuers of substantially all our then existing letters of credit during the pendency of the Chapter 11 proceedings of eight of our subsidiaries. The Master LC Facility allows advances until the earlier of December 31, 2004 or the exit date of the Chapter 11 proceedings of eight of our subsidiaries, with repayments due June 30, 2005;
-	a secured $700 million three-year revolving credit facility for general working capital purposes which matures in October 2006;
-	a secured $500 million 364-day revolving credit facility for general working capital purposes which matures in July 2005.
If our subsidiaries do not exit Chapter 11 proceedings until after December 31, 2004, we would expect to be able to extend the availability of the Master LC Facility.

As of September 30, 2004, we had issued a letter of credit for approximately $172 million under the $700 million revolver to replace an existing letter of credit expiring on our Barracuda-Caratinga project, which reduced the availability under the revolver to $528 million. There were no cash drawings under the $700 million revolver, or the $500 million 364-day revolver as of September 30, 2004. The total amount outstanding under the Energy Services Group accounts receivable securitization facility is $256 million as of September 30, 2004. The total amount of receivables outstanding under our KBR United States government receivable sale agreement as of September 30, 2004 was approximately $202 million. Subsequent to the third quarter of 2004, the KBR receivables were collected and the balance retired, and we are not currently selling further receivables, although the facility continues to be available.
In addition, as early as January 2005, we may receive approximately $954 million of the funds that would be provided by the Equitas settlement and other insurance companies based on anticipated settlement agreements. We continue to maintain our investment grade credit ratings and believe we have sufficient cash and financing capacity to fund our asbestos and silica settlement obligations later this year or early 2005 and continue to grow our business.
Business focus. The outlook for our business continues to improve, particularly for our energy services and LNG businesses. As compared to the first nine months of 2003, ESG revenue increased in all geographic areas in the first nine months of 2004. Our ESG business has a strong correlation to worldwide rig activity and some correlation to oil and gas prices. Oil prices increased approximately 44% from the prior year quarter and gas prices increased approximately 12%. The United States land and international land and offshore rig counts increased significantly from the prior year. Customer spending in the third quarter of 2004 continued to increase, reflecting a stronger view that high commodity prices are sustainable over a longer term. As our customers become more confident about the fundamentals underlying recent oil and gas prices, we anticipate further increases in spending both in the United States and internationally. Our government services operating income has increased 7% year-over-year in our Engineering and Construction Group for the first nine months of 2004, but is expected to be lower on a comparative basis in the remainder of the year. The two-year $1.2 billion contract for PCO Oil South and the five-year $1.5 billion military support contract offset a decline in work under our RIO contract, which was a more profitable contract. As a result of the reorganization of the Engineering and Construction Group, which became effective in the fourth quarter of 2004, we have redesigned our cost structure so that the portfolio of projects that we are currently executing will yield improved profitability. After DII Industries, Kellogg Brown & Root, and six other subsidiaries plan of reorganization to implement its proposed asbestos and silica settlement becomes effective, we expect to study and decide whether to separate KBR through a sale, a spin-off, or an initial public offering.
Following is a more detailed discussion of each of these subjects.
Asbestos and Silica Obligations and Insurance Recoveries
Prepackaged Chapter 11 proceedings. DII Industries, Kellogg Brown & Root, and six other subsidiaries filed Chapter 11 proceedings on December 16, 2003 in bankruptcy court in Pittsburgh, Pennsylvania. With the filing of the Chapter 11 proceedings and entry of an order of the bankruptcy court, all asbestos and silica personal injury claims and related lawsuits against Halliburton and our affected subsidiaries were stayed. See Note 13 to the condensed consolidated financial statements for more information.
Our subsidiaries sought Chapter 11 protection to avail themselves of the provisions of Sections 524(g) and 105 of the Bankruptcy Code which may be used to discharge current and future asbestos and silica personal injury claims against us and our subsidiaries. Upon the entry of a final and nonappealable order confirming the plan of reorganization, current and future asbestos and silica personal injury claims against us and our affiliates will be channeled into trusts established for the benefit of asbestos and silica claimants, thus releasing Halliburton and its affiliates from those claims.

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
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the plan of reorganization to implement our proposed asbestos and silica settlement. Despite an appeal by certain of our insurance companies, on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain insurance companies filed a motion to vacate the District Court’s affirmation order in order to protect their appeal rights. If our previously announced agreements in principle with insurance companies are finalized and approved by the relevant bankruptcy courts, the insurance companies have agreed to dismiss their appeals. Due to efforts being made by our affected subsidiaries to complete these settlements with, among others, the insurance companies that appealed the confirmation order, the parties and the District Court agreed to stay the affirmation order. We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions. If the settlements with the insurance companies are approved by the relevant bankruptcy courts and the conditions to such settlements are satisfied, then we anticipate all appeals will be withdrawn. The affirmation order (and thus the plan of reorganization) will be final and nonappealable within 30 days after either the District Court favorably adjudicates the appeals or the appeals are withdrawn and the stay of the affirmation order is vacated.
The plan of reorganization, which is consistent with the definitive settlement agreements reached with our asbestos and silica personal injury claimants in early 2003, provides that, if and when an order confirming the proposed plan of reorganization becomes final and nonappealable, the following will be contributed to trusts for the benefit of current and future asbestos and silica personal injury claimants:
-	approximately $2.3 billion in cash;
-	59.5 million shares of Halliburton common stock;
-	a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants;
-	a silica note with an initial payment into a silica trust of $15 million. Subsequently, the note provides that we will contribute an amount to the silica trust balance at the end of each year for the next 30 years to bring the silica trust balance to $15 million, $10 million, or $5 million based upon a formula which uses average yearly disbursements from the trust to determine that amount. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the amount of this note to be approximately $24 million. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust; and
-	insurance proceeds, if any, between $2.3 billion and $3.0 billion received by DII Industries and Kellogg Brown & Root. However, if the proposed settlements with our insurance companies are completed on the terms announced or proposed, insurance recoveries will not be contributed to the trusts.
We intend to fund the trusts no later than 30 days after the affirmation order becomes final and nonappealable.

In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. We also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective. We expect to pay an additional approximately $59 million in pending claims under these settlement agreements within 30 days after the plan of reorganization becomes final and nonappealable.
Our plan of reorganization calls for a portion of our total asbestos and silica liability to be settled by contributing 59.5 million shares of Halliburton common stock into the trusts. We will adjust our asbestos and silica liability related to the shares if the average value of Halliburton common stock for the five days immediately prior to and including the end of each fiscal quarter has increased by 5% or more from the most recent valuation of the shares. As of September 30, 2004, we revalued our shares to approximately $2.0 billion ($33.48 per share), an increase of $435 million from December 31, 2003, of which $190 million was recorded in the first quarter of 2004 and $245 million was recorded in the third quarter of 2004. The value of the shares to be contributed was classified as a long-term liability on our condensed consolidated balance sheets, and the shares were not included in our calculation of basic or diluted earnings per share. If the shares had been included in the calculation as of the beginning of 2004, our diluted earnings per share from continuing operations would have been reduced by $0.05 for both the nine and three months ended September 30, 2004. When and if we receive final and nonappealable confirmation of our proposed plan of reorganization, we will:
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
Recent insurance developments.  In January 2004, we reached a comprehensive agreement with Equitas to settle our insurance claims against certain underwriters at Lloyd's of London, reinsured by Equitas. The settlement, if all conditions precedent are satisfied, will resolve all asbestos-related claims made against Lloyd’s underwriters by us, including those made by our subsidiaries affected by the Chapter 11 proceedings. Provided that the confirmation order becomes final and nonappealable and the current United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005, Equitas will pay us $575 million, representing approximately 60% of the applicable limits of liability that we believe DII Industries had substantial likelihood of recovering from Equitas. The first payment of $500 million, which is classified as a current receivable as of September 30, 2004, will occur within 15 working days of the later of January 5, 2005 or the date on which the confirmation order becomes final and nonappealable. A second payment of $75 million will be made 18 months after the first payment.

In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming the plan of reorganization that has become final and nonappealable. Currently, we expect to receive cash payments during the years of 2005 through 2009.
We also have entered into agreements in principle with certain of our insolvent London Market company insurers and with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. We are currently drafting the final settlement agreements with our insurers. The final settlement agreements with our remaining insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreements, approval by the Federal-Mogul bankruptcy court (see “Federal-Mogul” below), approval by certain other parties, and our confirmation order becoming final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions, similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005. Although we are working toward implementation of these proposed settlements, there can be no assurance that the transactions contemplated by these agreements in principle can be completed on the terms announced.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. Beginning in the third quarter of 2004, this discount is accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments.
We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions. Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. During 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon proposed agreements in principle, resulting in pretax charges to discontinued operations of approximately $686 million.

Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, is alleged by Federal-Mogul (and others who formerly were associated with Worthington Pump prior to its acquisition by DII Industries) to be shared with them. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul’s allegations of shared insurance coverage, DII Industries filed a lawsuit on December 7, 2001 in Federal-Mogul’s Chapter 11 proceedings asserting DII Industries’ rights to asbestos insurance coverage under historic general liability policies issued to McGraw-Edison Company, Studebaker-Worthington, Inc. and its predecessor. The parties to this litigation have agreed to mediate this dispute. A number of insurance companies who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries’ rights to access this shared insurance has been uncertain. During the first quarter of 2004, we reached an agreement with Federal-Mogul which resolved all disputes regarding the insurance coverage provided by Equitas.
During October 2004, we reached an agreement in principle with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. Under the terms of the agreement in principle, DII Industries would be allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies would be allocated to the remaining policyholders. As part of the settlement, DII Industries agreed to pay $46 million in three installment payments. The first payment of $16 million will be paid on the same day that DII Industries funds the asbestos and silica trusts. The second and third payments of $15 million each will occur on the first and second anniversaries from the date of the first payment. We are currently attempting to finalize this agreement in principle so that we may also finalize the settlements with the London Market insurance companies and the domestic insurance companies. If we are able to finalize this agreement in principle and the related agreements in principle with our solvent insurers, we will be able to dismiss all of our remaining insurance coverage lawsuits concerning asbestos-related and silica-related matters. In the third quarter of 2004, we accrued $43 million, which represents the present value of the $46 million to be paid. The discount will be accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments beginning in the fourth quarter of 2004.
Assuming that the agreement in principle with Federal-Mogul is finalized, DII Industries and Federal-Mogul agree to share equally in recoveries from insolvent London-based insurance companies. To the extent that Federal-Mogul’s recoveries from certain insolvent London-based insurance companies received on or before January 1, 2006 do not equal at least $4.5 million, DII Industries agreed to also pay to Federal-Mogul the difference between their recoveries from the insolvent London-based insurance companies and $4.5 million. Any recoveries received by Federal-Mogul from the insolvent London-based insurance companies after January 1, 2006 will be reimbursed back to DII Industries until such time as DII Industries is fully reimbursed for the amount of the payment.

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA will then issue an audit report with their recommendations to our customer’s contracting officer. We then will work with our customer to reach a resolution.
Fuel. In December 2003, the DCAA issued a preliminary audit report which alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. To the best of our knowledge and belief, the DCAA report was never finalized. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which is our customer and oversees the project, throughout the life of the task order and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA has issued various audit reports related to task orders under the RIO contract, which reported $296 million in questioned and unsupported costs. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004, when the fuel mission was transferred to that agency.  We believe the conditions specified by the customer for fuel purchases are materially different under the DESC and RIO contracts, and therefore a direct comparison of costs is not valid. We are currently preparing responses to the COE contracting officer, which we believe will substantiate that the costs questioned by the DCAA are allowable and reimbursable.
Dining Facility and Administration Centers (DFACs). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the AMC directed us to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFAC subcontracts in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During 2004, we received notice from the DCAA that it was recommending withholding a portion of our DFAC billings. For DFAC billings relating to subcontracts entered into prior to February 2004, the DCAA has recommended withholding 19.35% of the billings until it completes its audits. Subsequent to February 2004, we have renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and have advised the AMC and the DCAA of the new terms of the arrangements. To date, we have had no objection by the government to these new DFAC subcontract agreements. During the third quarter of 2004, we received notification that, for three Kuwait DFACs, the DCAA is recommending to our customer that costs be disallowed because the DCAA is not satisfied with the level of documentation provided by us. The amount withheld related to suspended and recommended disallowed DFAC costs for work performed under the pre February 2004 subcontracts and totaled approximately $216 million as of September 30, 2004. The amount currently withheld could change as the DCAA continues their audits of the remaining DFAC facilities. We are negotiating with our customer, the AMC, to resolve this issue. We can withhold a proportionate amount of these billings from our subcontractors and are currently doing so. See “Investigations” section below for further discussion.

Laundry. During the third quarter of 2004, we received notice from the DCAA that it is recommending withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. The DCAA has recommended that the cost be withheld pending receipt of additional explanation or documentation to support subcontract cost. We are working with the AMC to resolve this issue.
Investigations. On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and have billed our customer that amount. We are continuing to investigate whether La Nouvelle paid, or attempted to pay, one or two of our former employees in connection with the billing. See Note 15 “Litigation brought by La Nouvelle” to the condensed consolidated financial statements for further discussion.
In October 2004, we reported to the Department of Defense Inspector General's office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third-party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from these third-party subcontractors while they were employed by us.
In October 2004, a civilian contracting official in the COE asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the Department of Defense Inspector General’s office may review the issues involved.
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating some matters relating to our government contract work. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
Withholding of payments. During 2004, the AMC issued a determination that a particular contract clause would cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. We have advised the AMC that we disagree with this interpretation. The AMC has not implemented this withholding; however, it has requested additional information regarding the impact of the potential withholding on us and our subcontractors’ ability to provide troop support under the LogCAP contract. We have provided information in response to this request, but do not know whether or how this information will impact the AMC’s decision to implement the 15% withholding in the future. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams are working to negotiate outstanding issues and definitize task orders as quickly possible. We are continuing to work with our customer to resolve outstanding issues. To date, definitization proposals for 30 task orders totaling over $500 million have been agreed in principle.
As of September 30, 2004, the COE had withheld $76 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted by us and three have been agreed in principle. The remaining seven have been reviewed by the DCAA, and we are in the process of responding to our customer on the auditor’s questions. These withholdings represent the amount invoiced in excess of 85% of the amounts we have currently estimated to the COE to complete the tasks ordered. The COE also could withhold similar amounts from future invoices under our RIO contract until our task orders under the RIO contract are definitized. Approximately $4 million was withheld from our PCO Oil South project as of September 30, 2004. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.

We are working diligently with our customers to proceed with significant work when we have a fully definitized task order, which should limit withholdings on future task orders.
Report on estimating system. The DCAA issued an audit report to our corporate administrative contracting officer (CACO) dated August 4, 2004 stating that, in the DCAA’s opinion, our estimating system is not adequate to produce proposals for our customer to negotiate final pricing on government contracts. The report states that the DCAA has identified approximately $1.8 billion in unsupported costs relating to proposals under our LogCAP contracts. An unsupported cost in an estimate is one in which the DCAA requires additional documentation before expressing an opinion on the acceptability of the estimate. While the alleged $1.8 billion in unsupported costs referenced in the DCAA report represents estimated costs rather than incurred and/or billed costs and the DCAA is not recommending that such amounts be withheld, the untimely resolution of unsupported cost issues could affect the definitization process. In October 2004, we developed a corrective action plan with the CACO and DCAA and believe we will be able to demonstrate that our estimating system is adequate for negotiating with our customer and that we have appropriate support for our proposals. Should the estimating system ultimately be judged inadequate, all proposals over $100,000 would be required to be reviewed by the DCAA. Currently, all of our proposals over $500,000 must be reviewed.
Report on purchasing system. As a result of a Contractor Purchasing System Review by the Defense Contract Management Agency (DCMA) during the second quarter of 2004, the DCMA granted the continued approval of our government contract purchasing system. The review was conducted due to the unprecedented level of support we currently provide the military in Iraq and Kuwait. The DCMA’s approval letter, dated September 7, 2004, stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.”
The Balkans. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit.

Barracuda-Caratinga Project
In June 2000, Kellogg Brown & Root entered into a contract with Barracuda & Caratinga Leasing Company B.V., the project owner, to develop the Barracuda and Caratinga crude oilfields, which are located off the coast of Brazil. The construction manager and project owner's representative is Petrobras, the Brazilian national oil company. When completed, the project will consist of two converted supertankers, Barracuda and Caratinga, which will be used as floating production, storage, and offloading units, commonly referred to as FPSOs. In addition, there will be 32 hydrocarbon production wells, 22 water injection wells, and all subsea flow lines, umbilicals, and risers necessary to connect the underwater wells to the FPSOs. The original completion date for the Barracuda vessel was December 2003, and the original completion date for the Caratinga vessel was April 2004. The project is significantly behind the original schedule, due in part to change orders from the project owner, and is in a financial loss position.

In October 2004, the Barracuda vessel was moved offshore for sea trials and final inspections. We expect the Caratinga vessel to begin sea trials and final inspections in December 2004. Pursuant to the October 2004 agreement in principle with Petrobras described below, the Barracuda vessel must be completed by March 31, 2006, and the Caratinga vessel must be completed by June 30, 2006. However, there can be no assurance that further delays will not occur.
Our performance under the contract is secured by:
-	performance letters of credit, which together have available credit of approximately $272 million as of September 30, 2004 and represent approximately 10% of the contract amount, as amended to date by change orders;
-	retainage letters of credit, which together have available credit of approximately $189 million as of September 30, 2004 and which will increase in order to continue to represent 10% of the cumulative cash amounts paid to us; and
-	a guarantee of Kellogg Brown & Root’s performance under the agreement by Halliburton Company in favor of the project owner.
In October 2004, Kellogg Brown & Root and Petrobras, on behalf of the project owner, entered into a nonbinding agreement in principle. The October 2004 agreement in principle replaces an April 2004 agreement in principle, is the basis for settlement of the various claims between the parties, and would amend existing agreements. Implementation of the agreement in principle requires final approval of the Board of Directors of Petrobras and Halliburton, the project lenders, and possibly the bankruptcy court that confirmed our proposed plan of reorganization. Discussions among all parties, including the project lenders, are underway. The October 2004 agreement in principle provides for:
-	the release of all claims of all parties that arise prior to the effective date of a final definitive agreement;
-	the payment to us of $78 million as a result of change orders for remaining claims;
-	payment by Petrobras of applicable value added taxes on the project, except for $8 million which has been paid by us;
-	the performance by Petrobras of certain work under the original contract;
-	the repayment on December 7, 2004 by Kellogg Brown & Root of a portion of $300 million of advance payments, without interest; and
-	revised milestones and other dates, including settlement of liquidated damages and an extension of time to the FPSO final acceptance dates.
While negotiations are proceeding to reach a final agreement based on the provisions of the October 2004 agreement in principle, there can be no guarantee that an agreement will be achieved.
In the first quarter of 2004, we recorded a charge of $97 million resulting from the April 2004 agreement in principle with Petrobras, as well as adjustments to our estimates of costs expected to be incurred to complete the project. In June 2004, we recorded additional operating losses on our Barracuda-Caratinga project of approximately $310 million. The additional charge resulted from a detailed review of the project indicating higher cost estimates, schedule delays, and increased contingencies for the balance of the project until completion. Specifically, in the second quarter, with the integration phase of the Barracuda vessel we experienced a significant reduction in productivity and rework required from the vessel conversion. We took steps to mobilize more resources including specialized management personnel in both Houston and South America to oversee the final stages of the project. We conducted additional cost and schedule reviews of the remaining project activities, and we initiated several work process changes in an attempt to expedite work on the project.
As of September 30, 2004:
-	the project was approximately 90% complete;

-	we have recorded an inception-to-date pretax loss of $762 million related to the project, of which $310 million was recorded in the second quarter of 2004; $97 million was recorded in the first quarter of 2004; $238 million was recorded in 2003 ($55 million during the first quarter of 2003, $173 million during the second quarter of 2003 and $10 million in the fourth quarter of 2003); and $117 million was recorded in 2002;
-	the losses recorded include an estimated $24 million in liquidated damages based on the October 2004 agreement in principle; and
-	the probable unapproved claims were reduced from $114 million at December 31, 2003 to zero based upon the October 2004 agreement in principle.
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
Under the loan documents, the availability date for loan draws expired December 1, 2003 and, therefore, the project owner drew down all remaining available funds on that date. As a condition to the draw-down of the remaining funds, the project owner was required to escrow the funds for the exclusive use of paying project costs. The availability of the escrowed funds can be suspended by the lenders if applicable conditions are not met. With limited exceptions, these funds may not be paid to Petrobras or its subsidiary, which is funding the drilling costs of the project, until all amounts due to us, including amounts due for the change orders as agreed in the October 2004 agreement in principle, are liquidated and paid. While this potentially reduces the risk that the funds would not be available for payment to us, we are not party to the arrangement between the lenders and the project owner and can give no assurance that there will be adequate funding to cover current or future claims and change orders.
We have now begun to fund operating cash shortfalls on the project and are obligated to fund total shortages over the remaining project life. That funding level assumes that, pursuant to amended project agreements implementing the October 2004 agreement in principle, neither we nor the project owner recover additional claims against the other. Estimated cash flows relating to the losses are as follows:

(Millions of dollars)
Amount funded through September 30, 2004	$330
Amount expected to be funded during the remainder
of 2004, including repayment of a portion of
$300 million advance payments	262
Amount expected to be funded during 2005	170
Total cash shortfalls	$762

LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2004 with cash and equivalents of $3.0 billion compared to $1.8 billion at December 31, 2003.
Significant uses of cash. Our liquidity and cash balance during the first nine months of 2004 have been significantly affected by our government services work in Iraq. However, our working capital requirements for our Iraq related work, excluding cash and equivalents, were down from $1.1 billion in the second quarter of 2004 to approximately $500 million at September 30, 2004.

In connection with reaching an agreement with representatives of asbestos and silica claimants to limit the cash required to settle pending claims to $2.775 billion, DII Industries paid $311 million to the claimants in December 2003. At that time, we also agreed to guarantee the payment of certain claims, and, in accordance with settlement agreements, we made additional payments of $119 million, plus an additional $4 million in lieu of interest, in June 2004. We may not be entitled to reimbursement for these payments if the proposed plan of reorganization does not become effective. We expect to pay an additional approximately $59 million in pending claims under these settlement agreements within 30 days after the proposed plan of reorganization becomes final and nonappealable.
Additionally, we reached an agreement in principle with Federal-Mogul, our insurance companies, and other parties sharing the insurance coverage in October 2004. As part of the agreement, DII Industries agreed to pay $46 million in three installments. The first payment of $16 million will be paid on the same day that DII Industries funds the asbestos and silica trusts. The second and third payments of $15 million each, will occur on the first and second anniversaries from the date of the first payment. See “Executive Overview - Asbestos and Silica Obligations and Insurance Recoveries” for more information regarding anticipated cash flows for asbestos and silica matters.
Capital expenditures of $422 million in the nine months ended September 30, 2004 were 14% higher than in the nine months ended September 30, 2003. Capital spending in the first nine months of 2004 continued to be primarily directed to the Energy Services Group for production optimization, drilling and formation evaluation, and manufacturing capacity. Capital spending for 2004 is expected to be approximately $575 million. We paid $165 million in dividends to our shareholders in the first nine months of 2004 and $164 million in the first nine months of 2003.
Two of the legal matters on which we have had developments during 2004 are the BJ Services Company patent litigation and Anglo-Dutch (Tenge). See Note 15 to the condensed consolidated financial statements for more information. In April 2004, we paid the $107 million judgment amount in the BJ Services patent litigation, including pre- and post-judgment interest with the funds that had been used to post the bond in the case. In April 2004, we also reached a settlement with the plaintiffs in the Anglo-Dutch litigation and made all payments pursuant to the settlement agreement. During the second quarter of 2004, we recovered the $25 million cash in lieu of bond deposit for the Anglo-Dutch litigation formerly included in restricted cash.
We currently have commitments to fund approximately $55 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $46 million of the commitments to be paid during the next year.
See “Executive Overview - Barracuda-Caratinga Project: Cash flow considerations” above for anticipated timing of cash flow items related to the Barracuda-Caratinga project.
Significant sources of cash. Our operations provided approximately $977 million in cash flow in the first nine months of 2004. In addition, our cash flow was supplemented by cash totaling $126 million from the sale of Surface Well Testing in August 2004 and $20 million from the sale of our remaining shares of National Oilwell, Inc. in February 2004.
In January 2004, we issued senior notes due 2007 totaling $500 million, which will primarily be used to fund the asbestos and silica liability settlement. Our combined short-term notes payable and long-term debt was 70% of total capitalization at September 30, 2004 and 58% of total capitalization at December 31, 2003.

In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the facility varies based on the amount of eligible receivables at any given time and other factors. However, each receivable sold pursuant to this agreement must have a net face value (as defined in this agreement) of at least $500,000 and the maximum amount that may be outstanding under this agreement at any given time is $650 million. The total amount outstanding under this agreement as of September 30, 2004 was approximately $202 million. Subsequent to the third quarter of 2004, these receivables were collected and the balance retired, and we are not currently selling further receivables, although the facility continues to be available.
In June 2004, we sold undivided interests totaling $268 million under our Energy Services Group securitization facility. As of September 30, 2004, we have $256 million outstanding under this facility. See “Off Balance Sheet Risk” below for further discussion.
Future sources of cash. We have available to us significant sources of cash in the near term should we need them.
Asbestos and silica liability financing. In the fourth quarter of 2003, we entered into a secured $700 million three-year revolving credit facility for general working capital purposes. In July 2004, we entered into an additional secured $500 million 364-day revolving credit facility for general working capital purposes with terms substantially similar to our $700 million revolving credit facility. In September 2004, we issued a letter of credit for approximately $172 million under our $700 million revolver, which replaced an expiring letter of credit for our Barracuda-Caratinga project, which reduced our availability under the revolver to $528 million. There were no cash drawings under our $700 million revolver or the $500 million 364-day revolving credit facility as of September 30, 2004.
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
We have also entered into agreements in principle with certain of our insolvent London Market insurance companies and with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies.
These proposed settlements with our insurance companies are subject to numerous conditions, similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.
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

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products, including engineering and construction activities. We sell services and products primarily to major, independent, and national oil and gas companies and the United States Government. These products and services are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas resources through refining, processing, and marketing. These products and services are also used by the United States Army Materiel Command for logistical support of troops and the reconstruction of the Iraqi oil industry. Our five business segments are organized around how we manage the business: Drilling and Formation Evaluation, Fluids, Production Optimization, Landmark and Other Energy Services, and the Engineering and Construction Group. We sometimes refer to the combination of our Drilling and Formation Evaluation, Fluids, Production Optimization, and Landmark and Other Energy Services segments as the Energy Services Group.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first nine months of 2004, based upon the location of the services provided and products sold, 22% of our total revenue was from the United States and 30% was from Iraq. In the first nine months of 2003, 30% of our total revenue was from the United States and 10% of our total revenue was from the United Kingdom. Revenue from Iraq in the first nine months of 2003 was less than 10% of our total revenue. No other country accounted for more than 10% of our revenue during these periods. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, expropriation or other governmental actions, inflation, exchange controls, or currency devaluation may result in increased business risk in any one country. We believe the geographic diversification of our business activities reduces the risk that loss of business in any international country would be material to our consolidated results of operations.
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

	Three Months Ended
	September 30		Year Ended
Average Oil and Gas Prices	2004	2003	2003
West Texas Intermediate
oil prices (dollars per barrel)	$43.48	$30.15	$31.14
Henry Hub gas prices (dollars per
million cubic feet)	$5.46	$4.89	$5.63

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
As of the third quarter of 2004, oil prices have continued their upward trend due to low petroleum inventory levels in the United States and Organization for Economic Cooperation and Development countries, uncertainties caused by potential disruption of crude supplies in Iraq, Russia, Nigeria, Norway, and Venezuela, and increased demand in the United States and Asia markets reflecting improved year-over-year economies. Reduction in crude oil inventories in the United States was also impacted by lost production in the Gulf of Mexico and delays in tanker vessel offloading resulting from Hurricane Ivan in September 2004. Natural gas prices have remained relatively high compared to 2003, but have weakened compared to the second quarter of 2004 due to more moderate summer temperatures putting downward pressure on prices.
The quarterly and yearly average rotary rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Average Rig Counts	2004	2003	2004	2003
Land vs. Offshore
United States:
Land	1,134	979	1,074	897
Offshore	95	109	96	109
Total	1,229	1,088	1,170	1,006
Canada:
Land	321	378	348	356
Offshore	5	5	4	4
Total	326	383	352	360
International (excluding Canada):
Land	613	557	587	540
Offshore	233	225	240	223
Total	846	782	827	763
Worldwide total	2,401	2,253	2,349	2,129
Land total	2,068	1,914	2,009	1,793
Offshore total	333	339	340	336

	Three Months Ended		Nine Months Ended
	September 30		September 30
Average Rig Counts	2004	2003	2004	2003
Oil vs. Gas
United States:
Oil	169	153	160	158
Gas	1,060	935	1,010	848
Total	1,229	1,088	1,170	1,006
Canada: *	326	383	352	360
International (excluding Canada):
Oil	662	586	640	569
Gas	184	196	187	194
Total	846	782	827	763
Worldwide total	2,401	2,253	2,349	2,129
* Canadian rig counts by oil and gas were not available.

Most of our work in the Energy Services Group closely tracks the number of active rigs. As rig count increases or decreases, so does the total available market for our services and products. Further, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs.
The continuing high oil and gas prices in 2004 have helped to significantly increase worldwide rig count compared to 2003. The worldwide rig count increased 7% in the third quarter of 2004 compared to the third quarter of 2003. The United States rig count increased in the third quarter of 2004 primarily as a result of land gas drilling, as gas prices remained high due to economic demand growth, higher fuel oil prices that discourage switching to a lower-priced fuel source to minimize cost, and disruptions due to severe weather in the Gulf of Mexico. Rig counts in the Gulf of Mexico remained flat compared to the third quarter of 2003. Year-over-year, international rig count increased primarily in Latin America, Asia Pacific, and the Middle East, offset by declining rig counts in Europe. In Western Europe, oil company dissatisfaction with high operating costs and inconsistent government policies continued to impede exploration and production recovery.
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
Our May 2004 United States price book increase of approximately 5% to 8% is taking hold with our customers. We were able to realize a significant portion of the benefit of the price increase in the third quarter of 2004. During the third quarter of 2004, our average discount was nearly 2% higher than the same period last year, with increases in completions and reservoir optimization, cementing, logging services, and production enhancement, partially offset by declines in directional drilling services, drilling fluids, and drill bit sales. Although we faced inflationary pressures in our cost base, we have worked diligently to minimize their impact and are maintaining a steady focus on our capital discipline. Subsequent to the third quarter of 2004, we implemented a United States price book increase of 11% in our pumping services. We expect to realize most of the benefits of this increase in 2005.

Overall outlook
Demand for gas and oilfield services continued to be strong in the third quarter of 2004, with operators gaining confidence in a significantly higher commodity trading range. The outlook for our Energy Services Group remains strong as we do not anticipate any major shifts in the under-supply positions for oil and gas in the medium-term. Recently, the Energy Information Administration (EIA) revised upward its forecast of world oil demand to 2.6 million barrels per day reflecting a 3.3% growth over 2003. In 2005, the EIA expects global demand to slow to 2.6% as high world oil prices begin to slow the pace of world economic growth. United States petroleum demand in 2004 is projected to be 1.9% higher compared to 2003. In 2005, however, United States demand is projected to slow to 1.2% in response to the combined effects of slower economic growth and high crude oil and product prices. Responding to high crude oil prices, demand for residual fuel oil is projected to decline in 2004 and to remain flat in 2005.
Natural gas prices weakened in the third quarter as cooling demand levels and peak power demand remained well below normal. However, current and future natural gas prices increased in the latter half of September 2004 in response to natural gas production losses in the Gulf of Mexico caused by Hurricane Ivan. According to the EIA projections, Henry Hub prices are expected to average $6.10 per mcf in 2004 and $6.18 per mcf in 2005. With continuing high rates of drilling for natural gas in North America, 2005 domestic production is projected to grow by 1.4%. Steady, if modest, increases in liquefied natural gas imports, restrained export growth, and carryover of robust storage levels for the upcoming winter are expected to contribute to moderate improvements in natural gas supply through 2005.
Spears and Associates expects the United States rig count to average 1,193 rigs in 2004, up 2% from its June 2004 estimate. Offshore activity is expected to decline approximately 10% in 2004 compared to 2003. For Canada, Spears is predicting an average of 372 rigs in 2004, which is down 7% from its June 2004 projection. Growth in international drilling activity is expected to remain positive over the coming year. Spears expects the international rig count to rise 7% in 2004 to an average 813 rigs, with 10,932 new wells forecasted to be drilled through 2005. Given the current level of prices, the economic incentive to drill is expected to remain attractive.
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
Effective October 1, 2004, we restructured KBR into two divisions, the Energy and Chemicals division and the Government and Infrastructure division. As a result of the reorganization and in a continued effort to better position KBR for the future, we have made several strategic organizational changes. We have eliminated certain internal expenditures that were yielding unfavorable returns; we have refocused our research and development expenditures with emphasis on the more profitable liquefied natural gas (LNG) market; and, we are attempting to take appropriate steps to streamline the entire organization. We expect to complete our reorganization efforts in the fourth quarter of 2004 and benefit from the full impact of our reorganization in 2005.
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

Forecast LNG market growth remains strong in a range of 7% to 10% annual growth through 2010, with demand indicated to double in the period through 2015. Significant numbers of LNG liquefaction plant and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction projects are now yielding 13% compounded annual growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007.
Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide. Even greater opportunities in this area are anticipated as the aging infrastructure in United States refineries and chemical plants require more maintenance and repairs to minimize production downtime. More stringent industry safety standards and environmental regulations also tend to lead to higher maintenance standards and costs. Higher feedstock prices have driven a recession market with many chemical plants running at a loss; several closures and minimum new construction is planned. In the refining industry, worldwide spending is shifting from capital expenditures to maintenance as refineries age and grow in complexity.
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
The approximate percentages of revenue attributable to fixed-price and cost-reimbursable Engineering and Construction Group segment contracts are as follows:

	Fixed-price	Cost-reimbursable
Nine months ended September 30, 2004	11%	89%
Year ended December 31, 2003	24%	76%

RESULTS OF OPERATIONS IN 2004 COMPARED TO 2003

Third Quarter of 2004 Compared with the Third Quarter of 2003

REVENUE:	Third Quarter		Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change
Drilling and Formation Evaluation	$450	$433	$17	4%
Fluids	618	510	108	21
Production Optimization	886	726	160	22
Landmark and Other Energy Services	154	136	18	13
Total Energy Services Group	2,108	1,805	303	17
Engineering and Construction Group	2,682	2,343	339	15
Total revenue	$4,790	$4,148	$642	16%

Geographic - Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$158	$149	$9	6%
Latin America	70	70	-	-
Europe/Africa	93	75	18	24
Middle East/Asia	129	139	(10)	(7)
Subtotal	450	433	17	4
Fluids:
North America	288	244	44	18
Latin America	94	69	25	36
Europe/Africa	130	108	22	20
Middle East/Asia	106	89	17	19
Subtotal	618	510	108	21
Production Optimization:
North America	475	351	124	35
Latin America	83	87	(4)	(5)
Europe/Africa	189	148	41	28
Middle East/Asia	139	140	(1)	(1)
Subtotal	886	726	160	22
Landmark and Other Energy Services:
North America	48	47	1	2
Latin America	48	18	30	167
Europe/Africa	30	25	5	20
Middle East/Asia	28	46	(18)	(39)
Subtotal	154	136	18	13
Total Energy Services Group revenue	$2,108	$1,805	$303	17%

OPERATING INCOME (LOSS):	Third Quarter		Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change
Drilling and Formation Evaluation	$62	$45	$17	38%
Fluids	113	55	58	106
Production Optimization	222	118	104	88
Landmark and Other Energy Services	17	(48)	65	135
Total Energy Services Group	414	170	244	144
Engineering and Construction Group	(50)	49	(99)	(202)
General corporate	(22)	(15)	(7)	(47)
Operating income	$342	$204	$138	68%

Geographic - Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$28	$16	$12	75%
Latin America	6	8	(2)	(25)
Europe/Africa	15	5	10	200
Middle East/Asia	13	16	(3)	(19)
Subtotal	62	45	17	38
Fluids:
North America	57	23	34	148
Latin America	20	14	6	43
Europe/Africa	20	-	20	NM
Middle East/Asia	16	18	(2)	(11)
Subtotal	113	55	58	106
Production Optimization:
North America	135	54	81	150
Latin America	21	24	(3)	(13)
Europe/Africa	43	13	30	231
Middle East/Asia	23	27	(4)	(15)
Subtotal	222	118	104	88
Landmark and Other Energy Services:
North America	8	(62)	70	113
Latin America	5	5	-	-
Europe/Africa	1	10	(9)	(90)
Middle East/Asia	3	(1)	4	NM
Subtotal	17	(48)	65	135
Total Energy Services Group
operating income	$414	$170	$244	144%
NM - Not Meaningful

The increase in consolidated revenue for the third quarter of 2004 compared to the third quarter of 2003 was attributable to activity in our government services projects, primarily work in the Middle East, and improved sales of our Energy Services Group products and services. International revenue was 75% of consolidated revenue in the third quarter of 2004 and 74% of consolidated revenue in the third quarter of 2003, with the increase attributable to our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.6 billion, or 34% of consolidated revenue, for the third quarter of 2004. Revenue from the United States Government during the same period in 2003 represented 27% of consolidated revenue.

The consolidated operating income increase in the third quarter of 2004 compared to the third quarter of 2003 was attributable to stronger performance in our Energy Services Group due to increased worldwide rig counts and pricing improvements in the United States since the third quarter of 2003. The table below provides certain significant items included in segment operating income in the third quarters of 2004 and 2003.

	Three Months Ended September 30
(Millions of dollars except per share data)	2004	2003
Production Optimization:
Surface Well Testing gain on sale	$40	$-
Landmark and Other Energy Services:
Anglo-Dutch lawsuit	-	(77)
Engineering and Construction Group:
Algerian gas processing plant income (loss)	(48)	4
Restructuring charge	(18)	-

We estimate that our third quarter of 2004 consolidated results suffered a combined $7 million negative impact due to Hurricane Ivan in the Gulf of Mexico and the labor strike in Norway. During the third quarter of 2004, Iraq-related work contributed approximately $1.4 billion to consolidated revenue and $4 million to consolidated operating income, less than a 1% margin before corporate costs and taxes. Following is a discussion of our results of operations by reportable segment.
Drilling and Formation Evaluation revenue increased $17 million in the third quarter of 2004 compared to the third quarter of 2003. Drilling services contributed $10 million to the revenue increase, driven largely by new contract activity in the North Sea, despite slowdowns from the labor strike in Norway, and increased directional drilling and logging-while-drilling activity in Canada. Improvements in drilling services revenue were partially offset by lower direct sales to China compared to the prior year quarter and activity declines in Saudi Arabia and Malaysia. Adding to segment revenue growth was an increase of $4 million in drill bits sales, primarily due to direct sales in the Caspian Sea region and increased fixed cutter and near bit reamer sales in China. Logging and perforating services revenue was flat compared to the third quarter of 2003, with increased revenue from higher land rig activity and improved pricing in the United States offset by reduced activity in all other geographic regions. On a geographic basis, segment revenue was negatively impacted by a $9 million decline in Gulf of Mexico revenue where rig count remained constant but Hurricane Ivan disrupted current year quarter performance. International revenue was 71% of total segment revenue in the third quarter of 2004 and the third quarter of 2003.
Segment increase in operating income primarily reflects a $10 million increase in drilling services, largely due to an $11 million impact of change in depreciation policy, a surge in lost-in-hole work in the United Kingdom and new contract awards in Norway, offset by a negative impact of large direct sales in China in the prior year quarter. Logging and perforating services and drill bit sales collectively contributed $6 million to improved segment results on increased land rig activity in the United States and volume-driven results and effective cost reduction actions in Europe/Africa. Segment results in the Middle East/Asia region were negatively impacted by lower direct sales and start-up costs related to recent contract awards.

Fluids increase in revenue compared to the third quarter of 2003 was driven by a $57 million increase in revenue from cementing activities, which benefited from increased land rig activity and gas pipeline capacity improvements in the United States and direct sales into China. Pricing improvements on cementing products and services also contributed to higher revenue from the United States and Canada. Drilling fluids sales increased $48 million over the third quarter of 2003, attributable to continued high activity in southern and offshore Mexico, strengthening gas-driven activity in the United States and Canada, and new contracts in Europe and Africa. Drilling fluids revenue in the Gulf of Mexico was negatively impacted by Hurricane Ivan. The Fluids segment realized strong revenue increases across all geographic regions. International revenue was 58% of total segment revenue in the third quarter of 2004 compared to 56% in the third quarter of 2003.
The Fluids segment increase in operating income compared to the third quarter of 2003 resulted from a $29 million increase in cementing services due to higher land rig activity and improved pricing in North America and a $27 million increase in drilling fluids. Drilling fluids operating income benefited from increased land gas drilling activity in North America, cost reduction initiatives implemented in the Gulf of Mexico in the first half of 2004, and strengthening in Europe/Africa, particularly the North Sea. Also positively impacting drilling fluids operating income by $2 million in the current quarter was the absence of equity losses from the Enventure expandable casing joint venture, which is now accounted for on the cost basis since reducing our ownership in the first quarter of 2004.
Production Optimization increase in revenue compared to the third quarter of 2003 resulted primarily from a $136 million revenue improvement in production enhancement services, predominantly in North America. Production enhancement revenue benefited from increased rig activity in the United States, improved efficiencies with crew and equipment utilization in Canada, and improved pricing coupled with changes in product and service mix across North America. Production enhancement revenue also improved in Europe/Africa as a result of increased rigless services while rig count was substantially down compared to the third quarter of 2003. Revenue from completions and reservoir optimization product sales and services was essentially flat, with improved activity in the North Sea, Angola, and the Gulf of Mexico offset by reduced sand control completions activity in Nigeria and lost revenue due to the sale of our surface well test operation in August 2004. WellDynamics contributed $10 million to the segment revenue increase. International revenue was 52% of total segment revenue in the third quarter of 2004 compared to 57% in the third quarter of 2003.
Production Optimization operating income increase compared to the third quarter of 2003 reflects a $40 million pretax gain on the sale of our Surface Well Testing operations in August 2004. The remaining increase was primarily driven by production enhancement services, with improved operating income of $54 million, largely derived from increased land rig activity, higher equipment utilization, and improved pricing in the United States. Operating income from completions and reservoir optimization product sales and services was flat, while equity earnings from our Subsea 7 joint venture increased $7 million over the third quarter of 2003.
Landmark and Other Energy Services increase in revenue compared to the third quarter of 2003 was largely attributable to new integrated solutions contracts in Mexico and improved equity earnings in subsea operations, partially offset by reduced project management work in Iraq. Additionally, Landmark Graphics third quarter of 2004 revenue increased 3% over the 2003 third quarter due primarily to increased product sales in Asia Pacific and the United States. International revenue was 71% of total segment revenue in the third quarter of 2004 compared to 68% in the third quarter of 2003.
Segment operating income increased $65 million from a loss position in the third quarter of 2003, which included a $77 million charge related to the Anglo-Dutch lawsuit. Also impacting segment operating income in the current year quarter were lower service margins and charges of $3 million for severance and facility closure costs in Landmark Graphics.

Engineering and Construction Group increase in revenue compared to the third quarter of 2003 primarily reflects approximately $500 million in government services activity increases in the Middle East. Additionally, segment revenue increased $123 million from progress on a crude oil facility in Canada, an offshore management project in Kazakhstan, an olefins project in Africa, and activities at our shipyard in the United Kingdom. Partially offsetting the increases were $275 million lower revenue earned on the Barracuda-Caratinga project in Brazil, the Belanak project in Indonesia, a gas project in Nigeria, maintenance projects in the United States, and project completions in Europe, the United States, and offshore Mexico.
Engineering and Construction Group posted an operating loss of $50 million in the third quarter of 2004 compared to operating income of $49 million in the third quarter of 2003. The lower results are primarily attributable to cost increases on a gas processing plant project in Algeria resulting in a $48 million charge, and charges related to several joint venture infrastructure projects in Europe and Africa regions. Included in the current year quarter loss were restructuring and other related costs of $18 million due to reorganization of the business into two divisions effective October 1, 2004: Energy and Chemicals, and Government and Infrastructure. A $61 million reduction for estimated liquidated damages on the Barracuda-Caratinga project, as a result of the October 2004 agreement in principle, was offset by the increased costs on the project, associated with accelerating the work to be completed to meet the revised schedule. Included in prior year quarter results were losses on hydrocarbon projects in Europe and the Middle East, offshore projects in Asia Pacific and lower income on oil and gas projects nearing completion in Western Africa.
General corporate expenses were $22 million in the third quarter of 2004 compared to $15 million in the same period of 2003. The increase in expenses primarily reflects financing fees on outstanding credit facilities and legal and professional fees.

NONOPERATING ITEMS

Interest expense increased $18 million in the third quarter of 2004 compared to the third quarter of 2003, due primarily to interest on $1.05 billion senior floating and fixed notes issued in October 2003 and $500 million senior floating rate notes issued in January 2004.
Interest income increased $6 million in the third quarter of 2004 compared to the third quarter of 2003, attributable to higher average daily cash balances during the quarter.
Foreign currency gains, net for the third quarter of 2004 were $1 million compared to a loss of $17 million for the same period of 2003. The loss in the third quarter of 2003 was primarily due to losses in the United Kingdom and Mexico.
Provision for income taxes of $111 million resulted in an effective tax rate of 37% in the third quarter of 2004, compared to an effective tax rate of 39% in the third quarter of 2003. The tax rate for the third quarter of 2004 was primarily due to a reduction of current taxes in foreign jurisdictions.
Loss from discontinued operations, net of tax in the third quarter of 2004 primarily reflects a $245 million pretax charge for the September 30, 2004 revaluation of the 59.5 million shares of Halliburton common stock to be contributed to the asbestos and silica claimant trusts as part of the proposed settlement. Also included is a $43 million accrual for payment related to our October 2004 agreement in principle with Federal-Mogul and $6 million pretax charge related to the write-down of the insurance receivable for asbestos- and silica-related liabilities. Discontinued operations loss of $34 million, net of tax, in the third quarter of 2003 reflects professional fees associated with the proposed asbestos and silica settlement and a $10 million allowance for an estimated portion of uncollectible amounts related to the insurance receivables purchased from Harbison-Walker in connection with their Chapter 11 reorganization proceeding.

RESULTS OF OPERATIONS IN 2004 COMPARED TO 2003

First Nine Months of 2004 Compared with the First Nine Months of 2003

REVENUE:	First Nine Months		Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change
Drilling and Formation Evaluation	$1,317	$1,226	$91	7%
Fluids	1,707	1,508	199	13
Production Optimization	2,391	2,045	346	17
Landmark and Other Energy Services	413	417	(4)	(1)
Total Energy Services Group	5,828	5,196	632	12
Engineering and Construction Group	9,437	5,611	3,826	68
Total revenue	$15,265	$10,807	$4,458	41%

Geographic - Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$451	$414	$37	9%
Latin America	206	191	15	8
Europe/Africa	254	238	16	7
Middle East/Asia	406	383	23	6
Subtotal	1,317	1,226	91	7
Fluids:
North America	806	742	64	9
Latin America	246	181	65	36
Europe/Africa	375	333	42	13
Middle East/Asia	280	252	28	11
Subtotal	1,707	1,508	199	13
Production Optimization:
North America	1,229	999	230	23
Latin America	241	233	8	3
Europe/Africa	499	418	81	19
Middle East/Asia	422	395	27	7
Subtotal	2,391	2,045	346	17
Landmark and Other Energy Services:
North America	143	143	-	-
Latin America	88	47	41	87
Europe/Africa	83	103	(20)	(19)
Middle East/Asia	99	124	(25)	(20)
Subtotal	413	417	(4)	(1)
Total Energy Services Group revenue	$5,828	$5,196	$632	12%

OPERATING INCOME (LOSS):	First Nine Months		Increase/	Percentage
(Millions of dollars)	2004	2003	(Decrease)	Change
Drilling and Formation Evaluation	$164	$160	$4	3%
Fluids	250	178	72	40
Production Optimization	425	298	127	43
Landmark and Other Energy Services	60	(51)	111	218
Total Energy Services Group	899	585	314	54
Engineering and Construction Group	(342)	(118)	(224)	(190)
General corporate	(66)	(50)	(16)	(32)
Operating income	$491	$417	$74	18%

Geographic - Energy Services Group segments only:
Drilling and Formation Evaluation:
North America	$69	$56	$13	23%
Latin America	20	23	(3)	(13)
Europe/Africa	24	36	(12)	(33)
Middle East/Asia	51	45	6	13
Subtotal	164	160	4	3
Fluids:
North America	131	72	59	82
Latin America	44	39	5	13
Europe/Africa	42	30	12	40
Middle East/Asia	33	37	(4)	(11)
Subtotal	250	178	72	40
Production Optimization:
North America	260	149	111	74
Latin America	40	54	(14)	(26)
Europe/Africa	58	35	23	66
Middle East/Asia	67	60	7	12
Subtotal	425	298	127	43
Landmark and Other Energy Services:
North America	38	(71)	109	154
Latin America	14	1	13	NM
Europe/Africa	-	10	(10)	(100)
Middle East/Asia	8	9	(1)	(11)
Subtotal	60	(51)	111	218
Total Energy Services Group
operating income	$899	$585	$314	54%
NM - Not Meaningful

The increase in consolidated revenue for the first nine months of 2004 compared to the first nine months of 2003 was largely attributable to activity in our government services projects, primarily work in the Middle East, and, to a lesser extent, increased sales of our Energy Services Group products and services. International revenue was 78% of consolidated revenue in the first nine months of 2004 and 70% of consolidated revenue in the first nine months of 2003, with the increase attributable to our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $6.1 billion, or 40% of consolidated revenue, for the first nine months of 2004. Revenue from the United States Government during the same period in 2003 represented approximately 16% of consolidated revenue.

The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from increased worldwide rig counts, and pricing improvements in the United States in the current year. The table below provides certain significant items included in segment operating income in the first nine months of 2004 and 2003.

	Nine Months Ended September 30
(Millions of dollars except per share data)	2004	2003
Production Optimization:
HMS gain on sale	$-	$24
Surface Well Testing gain on sale	40	-
Drilling and Formation Evaluation:
Mono Pumps gain on sale	-	36
Landmark and Other Energy Services:
Anglo-Dutch lawsuit	13	(77)
Wellstream loss on sale	-	(15)
Engineering and Construction Group:
Algerian gas processing plant income (loss)	(46)	8
Restructuring charge	(18)	-
Barracuda-Caratinga project loss	(407)	(228)

We estimate that our consolidated results in the first nine months of 2004 suffered a combined $7 million negative impact due to Hurricane Ivan in the Gulf of Mexico and the labor strike in Norway. During the first nine months of 2004, Iraq-related work contributed approximately $5.4 billion to consolidated revenue and $64 million to consolidated operating income, a 1.2% margin before corporate costs and taxes. Following is a discussion of our results of operations by reportable segment.
Drilling and Formation Evaluation revenue improvement compared to the first nine months of 2003 was largely driven by a $52 million increase in logging and perforating services due to higher land rig activity and pricing improvements in the United States and direct sales to China. Drill bits revenue increased $19 million, benefiting from increases in land rig activity, improved pricing, and market penetration with fixed cutter and roller cone bits primarily in the United States, as well as sales growth in the Caspian Sea region. Drilling services contributed $15 million to the segment revenue increase, resulting principally from new contracts in Norway and higher activity in Canada and Venezuela, partially offset by a substantial decline in logging-while-drilling activity in the Gulf of Mexico. The segment saw strong revenue increases across all geographic regions compared to the first nine months of 2003. International revenue was 72% of total segment revenue in the first nine months of 2004 and 2003.
Operating income for the segment increased $4 million in the first nine months of 2004 compared to the first nine months of 2003. Logging and perforating services contributed $26 million to the increase, due to improved pricing and land rig activity in the United States and direct sales in China. Improved results of $10 million in drilling services benefited from lower depreciation expense in the 2004 nine-month period compared to 2003 due to extending asset lives in the second quarter of 2004. Sale of drill bits contributed $3 million to improved segment results on higher revenue in the United States and Asia. The first nine months of 2003 included a $36 million pretax gain on the disposition of Mono Pumps in the first quarter of 2003.
Fluids revenue increase compared to the first nine months of 2003 was driven by a $132 million improvement in revenue from cementing activities, due primarily to increased land rig count and pricing improvements in the United States and start-up activity on recent contract awards in Mexico and Norway. Drilling fluids contributed $54 million to the segment revenue increase, resulting largely from new land work in Mexico and new contracts in the United States and the North Sea. Increases in segment revenue were partially offset by significantly decreased activity in the Gulf of Mexico. International revenue was 58% of total segment revenue in the first nine months of 2004 compared to 55% in the first nine months of 2003.

The Fluids segment operating income increase compared to the first nine months of 2003 resulted from a cementing services increase of $50 million and a drilling fluids increase of $14 million. These improved results occurred primarily in the United States due to increased land rig activity, improved pricing, and new customer business. Segment operating income in the first nine months of 2004 was substantially impacted by reduced activity in the Gulf of Mexico, especially in the higher margin deepwater market.
Production Optimization increase in revenue compared to the first nine months of 2003 was largely attributable to production enhancement services, which yielded $292 million in higher revenue. This was driven by higher average rig count in the United States, increased activity and improved crew utilization in Canada and Russia, and increased activity in Algeria and Gabon. Completions and reservoir optimization services contributed $37 million to the segment revenue increase on improved activity in the North Sea, Eurasia, and Algeria. WellDynamics, which has been consolidated since the first quarter of 2004, contributed $30 million. These gains were negatively impacted by a significant reduction of completions activity in Nigeria and a $15 million decline compared to 2003 in revenue from our surface well test operations, primarily attributable to its sale in the third quarter of 2004. International revenue was 54% of total segment revenue in the first nine months of 2004 compared to 55% in the first nine months of 2003.
Production Optimization operating income for the first nine months of 2004 increased $127 million as compared to the first nine months of 2003. Included in the results were pretax gains of $24 million from the sale of Halliburton Measurement Systems in the second quarter of 2003 and $40 million from the sale of our Surface Well Testing product and service line in the third quarter of 2004. Production enhancement services contributed $103 million to the segment increase, primarily on fall-through of increased activity in the United States and Canada, offset by declines in Mexico and Brazil. Completions and reservoir optimization increase of $15 million primarily reflects higher sales of completions and sand control products in the United Kingdom and Norway and a more favorable product mix in Eurasia and the Far East, offset by a significant reduction in sand control tool sales in Nigeria in the current year nine-month period. Segment results were also negatively impacted by a decrease of $9 million in equity income from our Subsea 7 joint venture, largely attributable to changes in estimated project costs and claims recoveries.
Landmark and Other Energy Services revenue decrease compared to the first nine months of 2003 was due to a decline in subsea operations in the first half of 2004 and the absence of $11 million of revenue from Wellstream prior to the sale of this business in the first quarter of 2003. The segment revenue decrease was partially offset by a $9 million increase in Landmark Graphics revenue from greater hardware and services sales in India, higher software sales in China, and new contracts in Mexico. International revenue was 68% of total segment revenue in the first nine months of 2004 compared to 69% in the first nine months of 2003.
Segment operating income increased $111 million from a loss position in the first nine months of 2003. Contributing to this increase was a $77 million charge related to the Anglo-Dutch lawsuit in the third quarter of 2003, a $15 million pretax loss on the disposition of Wellstream in the first quarter of 2003, a $13 million release of legal liability accruals in the first quarter of 2004 pertaining to the April 2004 Anglo-Dutch settlement, and increased integrated solutions operating income stemming from higher commodity prices.
Engineering and Construction Group increase in revenue compared to the first nine months of 2003 was due primarily to an approximate $4.1 billion increase in government services activity in the Middle East, and, to a lesser extent, a $477 million increase in other government projects and projects in Canada, the United States, the United Kingdom, and South Africa. The revenue increase was partially offset by lower revenue of $738 million on the Barracuda-Caratinga project in Brazil, the Belanak project in Indonesia, and completion of refining facilities in the United States, gas projects in Africa, an offshore project in Mexico, and a hydrocarbon project in Europe.

Engineering and Construction group operating loss for the first nine months of 2004 was $342 million compared to a $118 million loss in the first nine months of 2003. Included in the 2004 results was a loss on the Barracuda-Caratinga project of $407 million compared to a $228 million loss in 2003. A $61 million reduction for estimated liquidated damages on the Barracuda-Caratinga project, as a result of the October 2004 agreement in principle, was offset by the increased costs on the projects associated with accelerating the work to be completed to meet the revised schedule. Results for the current year nine-month period also include $18 million in restructuring and other related charges for reorganization of the business into two divisions. In addition, several joint venture infrastructure projects in the Europe and Africa region and a gas project in Algeria were negatively affected by projected cost increases. The operating loss in the first nine months of 2004 was partially offset by increased income on government projects. Also included in the 2003 nine-month results were losses on hydrocarbon projects in Europe and the Middle East.
General corporate expenses for the first nine months of 2004 were $66 million compared to $50 million for the first nine months of 2003. General corporate expenses for the first nine months of 2004 included a $7.5 million charge related to a settlement with the SEC, financing fees on outstanding credit facilities, Sarbanes-Oxley compliance expenses, and increased spending on media relations.

NONOPERATING ITEMS

Interest expense increased $75 million in the first nine months of 2004 compared to the same period in 2003, due primarily to interest on $1.2 billion convertible notes issued in June 2003, $1.05 billion senior floating and fixed notes issued in October 2003, and $500 million senior floating rate notes issued in January 2004.
Interest income increased $8 million in the first nine months of 2004 compared to the same period in 2003, primarily attributable to higher average daily cash balances during the third quarter of 2004.
Foreign currency losses, net for the first nine months of 2004 were $9 million compared to a loss of $4 million for the same period of 2003. The losses in 2004 were primarily due to losses in Indonesia and devaluation of the Eurodollar.
Provision for income taxes of $131 million resulted in an effective tax rate of 37% in the first nine months of 2004, compared to an effective tax rate of 40% in the first nine months of 2003. The tax rate for the first nine months of 2004 was attributable to lower tax benefits on Barracuda-Caratinga charges, offset by reduction of current taxes in foreign jurisdictions. The tax rate for the first nine months of 2003 was partially the result of the tax effect on the gain from the sale of our Mono Pumps business and loss from the sale of Wellstream. These transactions included $14 million of realized cumulative translation loss, which is not deductible for tax purposes.
Loss from discontinued operations, net of tax in the first nine months of 2004 included a $686 million pretax charge related to the write-down of the insurance receivable for asbestos- and silica-related liabilities, $435 million in pretax charges for the revaluation of 59.5 million shares of Halliburton common stock to be contributed to the asbestos and silica claimant trusts as part of the proposed settlement, a $43 million payment related to our October 2004 agreement in principle with Federal-Mogul, and an $11 million pretax charge related to the delayed-draw term facility, which expired in June 2004. The loss from discontinued operations, net of tax, was $58 million in the first nine months of 2003.
Cumulative effect of change in accounting principle, net for the first nine months of 2003 was an $8 million after-tax charge, or $0.02 per diluted share, related to our January 1, 2003 adoption of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations.”

OFF BALANCE SHEET RISK

In April 2004, the expiration date for our Energy Services Group accounts receivable securitization facility was extended to April 2005. We have the ability to sell up to $300 million under this facility. As of September 30, 2004, we had sold $256 million undivided ownership interest to unaffiliated companies.
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables which can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement as of September 30, 2004 was approximately $202 million. Subsequent to the third quarter of 2004, these receivables were collected and the balance retired, and we are not currently selling further receivables, although the facility continues to be available.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of September 30, 2004 and $31 million as of December 31, 2003. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of September 30, 2004, those 14 sites accounted for approximately $10 million of our total $38 million liability.

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
We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q, and 8-K filed with the United States Securities and Exchange Commission (SEC). We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations, including risks relating to:

Asbestos and Silica Liability
Our ability to complete our proposed settlement and plan of reorganization
On July 21, 2004, the bankruptcy court entered an order, effective as of July 16, 2004, confirming the plan of reorganization to implement our proposed asbestos and silica settlement. Despite an appeal by certain of our insurance companies, on July 26, 2004, the United States District Court for the Western District of Pennsylvania affirmed the confirmation order. On August 3, 2004, certain insurance companies filed a motion to vacate the District Court’s affirmation order in order to protect their appeal rights. If our previously announced agreements in principle with insurance companies are finalized and approved by the relevant bankruptcy courts, the insurance companies have agreed to dismiss their appeals. Due to efforts being made by our affected subsidiaries to complete these settlements with, among others, the insurance companies that appealed the confirmation order, the parties and the District Court agreed to stay the affirmation order. We have filed motions with the bankruptcy court to request approval of the settlement agreements with substantially all of our insurance companies, and the bankruptcy court has agreed to consider the motions at a hearing scheduled for November 18, 2004. The insurance companies have agreed to join us in support of the motions. If the settlements with the insurance companies are approved by the relevant bankruptcy courts and the conditions to such settlements are satisfied, then we anticipate all appeals will be withdrawn. The affirmation order (and thus the plan of reorganization) will be final and nonappealable within 30 days after either the District Court favorably adjudicates the appeals or the appeals are withdrawn and the stay of the affirmation order is vacated.
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
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. However, one of the conditions to the effectiveness of our announced and proposed insurance settlements is or, with respect to the proposed settlements, is expected to be, that no law shall be passed by the United States Congress that relates to, regulates, limits, or controls the prosecution of asbestos claims in United States state or federal courts or any other forum. If national asbestos litigation legislation in the form presently being considered is passed by the United States Congress on or before January 5, 2005 and becomes law, and our plan of reorganization has become final and nonappealable before passage of the new legislation, we would not receive the $1.4 billion in cash provided by these settlements, but we would retain the rights we currently have against our insurance companies, which includes coverage with a face amount of more than $3 billion.
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
In May 2004, we entered into nonbinding agreements in principle with representatives of the London Market insurance companies that, if implemented, would settle insurance disputes with substantially all the solvent London Market insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies. The agreements in principle with the London Market insurance companies are subject to board of directors’ approval of all parties, agreement by all remaining London Market insurance companies, and an order by the bankruptcy court confirming the plan of reorganization that has become final and nonappealable.
We also have entered into agreements in principle with certain of our insolvent London Market company insurers and with our solvent domestic insurance companies that, if implemented, would settle asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminate all the applicable insurance policies. We are currently drafting the final settlement agreements with our insurers. The final settlement agreements with our remaining insurance companies would be subject to board of directors’ approval of all parties, an order by the bankruptcy court approving the final settlement agreements, approval by the Federal-Mogul bankruptcy court (see “Federal-Mogul” below), approval by certain other parties, and our confirmation order becoming final and nonappealable.
These proposed settlements with our insurance companies are subject to numerous conditions, similar to the conditions of the Equitas settlement, including the condition that the United States Congress does not pass national asbestos litigation reform legislation before January 5, 2005.
Under the terms of our announced insurance settlements and proposed insurance settlements, we expect to receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements which is approximately 5.5% related to the domestic insurance companies. Beginning in the third quarter of 2004, this discount is accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments.
Our December 31, 2003 estimate of our asbestos- and silica-related insurance receivables already included the charge for the settlement amount under the Equitas agreement reached in January 2004, as well as certain other probable settlements with companies for which we could reasonably estimate the amount of the settlement. During 2004, we reduced the amount recorded as insurance receivables for asbestos- and silica-related liabilities insured by domestic companies based upon proposed agreements in principle, resulting in pretax charges to discontinued operations of approximately $686 million.

Federal-Mogul. A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, is alleged by Federal-Mogul (and others who formerly were associated with Worthington Pump prior to its acquisition by DII Industries) to be shared with them. In 2001, Federal-Mogul and a large number of its affiliated companies filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the bankruptcy court in Wilmington, Delaware. In response to Federal-Mogul’s allegations of shared insurance coverage, DII Industries filed a lawsuit on December 7, 2001 in Federal-Mogul’s Chapter 11 proceedings asserting DII Industries’ rights to asbestos insurance coverage under historic general liability policies issued to McGraw-Edison Company, Studebaker-Worthington, Inc. and its predecessor. The parties to this litigation have agreed to mediate this dispute. A number of insurance companies who have agreed to coverage-in-place agreements with DII Industries have suspended payment under the shared Worthington Pump policies until the Federal-Mogul bankruptcy court resolves the insurance issues. Consequently, the effect of the Federal-Mogul Chapter 11 proceedings on DII Industries’ rights to access this shared insurance has been uncertain. During the first quarter of 2004, we reached an agreement with Federal-Mogul which resolved all disputes regarding the insurance coverage provided by Equitas.
During October 2004, we reached an agreement in principle with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. Under the terms of the agreement in principle, DII Industries would be allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies would be allocated to the remaining policyholders. As part of the settlement, DII Industries agreed to pay $46 million in three installment payments. The first payment of $16 million will be paid on the same day that DII Industries funds the asbestos and silica trusts. The second and third payments of $15 million each will occur on the first and second anniversaries from the date of the first payment. We are currently attempting to finalize this agreement in principle so that we may also finalize the settlements with the London Market insurance companies and the domestic insurance companies. If we are able to finalize this agreement in principle and the related agreements in principle with our solvent insurers, we will be able to dismiss all of our remaining insurance coverage lawsuits concerning asbestos-related and silica-related matters. In the third quarter of 2004, we accrued $43 million, which represents the present value of the $46 million to be paid. The discount will be accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments beginning in the fourth quarter of 2004.
Assuming that the agreement in principle with Federal-Mogul is finalized, DII Industries and Federal-Mogul agree to share equally in recoveries from insolvent London-based insurance companies. To the extent that Federal-Mogul’s recoveries from certain insolvent London-based insurance companies received on or before January 1, 2006 do not equal at least $4.5 million, DII Industries agreed to also pay to Federal-Mogul the difference between their recoveries from the insolvent London-based insurance companies and $4.5 million. Any recoveries received by Federal-Mogul from the insolvent London-based insurance companies after January 1, 2006 will be reimbursed back to DII Industries until such time as DII Industries is fully reimbursed for the amount of the payment.
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
Effect of Chapter 11 proceedings on our business and operations
Because our financial condition and our results of operations depend on distributions from our subsidiaries, any prolonged Chapter 11 proceedings of those subsidiaries, including DII Industries and Kellogg Brown & Root, may have a negative impact on our cash flow and distributions from those subsidiaries. These subsidiaries are not able to make distributions of profits to Halliburton during the Chapter 11 proceedings without court approval. In addition, extension of the Chapter 11 proceedings could materially and adversely affect the ability of our subsidiaries in Chapter 11 proceedings to obtain new orders from current or prospective customers. As a result of any prolonged Chapter 11 proceedings, some current and prospective customers, suppliers, and other vendors may assume that our subsidiaries are financially weak and will be unable to honor obligations, making those customers, suppliers, and other vendors reluctant to do business with our subsidiaries. In particular, some governments may be unwilling to conduct business with a subsidiary in a Chapter 11 proceeding. Consequently, our financial condition and results of operations could be materially and adversely affected.
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

Legal Matters
United States government contract work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004. Our units operating in Iraq and elsewhere under government contracts such as LogCAP, RIO, and PCO Oil South consistently review the amounts charged and the services performed under these contracts. Our operations under these contracts are also regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA will then issue an audit report with their recommendations to our customer’s contracting officer. We then will work with our customer to reach a resolution.
Fuel. In December 2003, the DCAA issued a preliminary audit report which alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. To the best of our knowledge and belief, the DCAA report was never finalized. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which is our customer and oversees the project, throughout the life of the task order and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.

The DCAA has issued various audit reports related to task orders under the RIO contract, which reported $296 million in questioned and unsupported costs. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004, when the fuel mission was transferred to that agency. We believe the conditions specified by the customer for fuel purchases are materially different under the DESC and RIO contracts, and therefore a direct comparison of costs is not valid. We are currently preparing responses to the COE contracting officer, which we believe will substantiate that the costs questioned by the DCAA are allowable and reimbursable.
Dining Facility and Administration Centers (DFACs). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. We believe the issues raised by the DCAA relate to the difference between the number of troops the AMC directed us to support and the number of soldiers actually served at dining facilities for United States troops and supporting civilian personnel in Iraq and Kuwait. In the first quarter of 2004, we reviewed our DFAC subcontracts in our Iraq and Kuwait areas of operation and have billed and continue to bill for all current DFAC costs. During 2004, we received notice from the DCAA that it was recommending withholding a portion of our DFAC billings. For DFAC billings relating to subcontracts entered into prior to February 2004, the DCAA has recommended withholding 19.35% of the billings until it completes its audits. Subsequent to February 2004, we have renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and have advised the AMC and the DCAA of the new terms of the arrangements. To date, we have had no objection by the government to these new DFAC subcontract agreements. During the third quarter of 2004, we received notification that, for three Kuwait DFACs, the DCAA is recommending to our customer that costs be disallowed because the DCAA is not satisfied with the level of documentation provided by us. The amount withheld related to suspended and recommended disallowed DFAC costs for work performed prior to February 2004 and totaled approximately $216 million as of September 30, 2004. The amount currently withheld could change as the DCAA continues their audits of the remaining DFAC facilities. We are negotiating with our customer, the AMC, to resolve this issue. We can withhold a proportionate amount of these billings from our subcontractors and are currently doing so. See “Investigations” section below for further discussion.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it is recommending withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. The DCAA has recommended that the cost be withheld pending receipt of additional explanation or documentation to support subcontract cost. We are working with the AMC to resolve this issue.
Investigations. On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and have billed our customer that amount. We are continuing to investigate whether La Nouvelle paid, or attempted to pay, one or two of our former employees in connection with the billing. See Note 15 “Litigation brought by La Nouvelle” to the condensed consolidated financial statements for further discussion.

In October 2004, we reported to the Department of Defense Inspector General's office that two former employees in Kuwait may have had inappropriate contacts with individuals employed by or affiliated with two third-party subcontractors prior to the award of the subcontracts. The Inspector General’s office may investigate whether these two employees may have solicited and/or accepted payments from these third-party subcontractors while they were employed by us.
In October 2004, a civilian contracting official in the COE asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the Department of Defense Inspector General’s office may review the issues involved.
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating some matters relating to our government contract work. We also understand that former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation, or twice the gross pecuniary gain or loss.
Withholding of payments. During 2004, the AMC issued a determination that a particular contract clause would cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. We have advised the AMC that we disagree with this interpretation. The AMC has not implemented this withholding; however, it has requested additional information regarding the impact of the potential withholding on us and our subcontractors’ ability to provide troop support under the LogCAP contract. We have provided information in response to this request, but do not know whether or how this information will impact the AMC’s decision to implement the 15% withholding in the future. We do not believe the potential 15% withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams are working to negotiate outstanding issues and definitize task orders as quickly as possible. We are continuing to work with our customer to resolve outstanding issues. To date, definitization proposals for 30 task orders totaling over $500 million have been agreed in principle.
As of September 30, 2004, the COE had withheld $76 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All ten definitization proposals required under this contract have been submitted by us and three have been agreed in principle. The remaining seven have been reviewed by the DCAA, and we are in the process of responding to our customer on the auditor’s questions. These withholdings represent the amount invoiced in excess of 85% of the amounts we have currently estimated to the COE to complete the tasks ordered. The COE also could withhold similar amounts from future invoices under our RIO contract until our task orders under the RIO contract are definitized. Approximately $4 million was withheld from our PCO Oil South project as of September 30, 2004. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
We are working diligently with our customers to proceed with significant work when we have a fully definitized task order, which should limit withholdings on future task orders.
Report on estimating system. The DCAA issued an audit report to our corporate administrative contracting officer (CACO) dated August 4, 2004 stating that, in the DCAA’s opinion, our estimating system is not adequate to produce proposals for our customer to negotiate final pricing on government contracts. The report states that the DCAA has identified approximately $1.8 billion in unsupported costs relating to proposals under our LogCAP contracts. An unsupported cost in an estimate is one in which the DCAA requires additional documentation before expressing an opinion on the acceptability of the estimate. While the alleged $1.8 billion in unsupported costs referenced in the DCAA report represents estimated costs rather than incurred and/or billed costs and the DCAA is not recommending that such amounts be withheld, the untimely resolution of unsupported cost issues could affect the definitization process. In October 2004, we developed a corrective action plan with the CACO and DCAA and believe we will be able to demonstrate that our estimating system is adequate for negotiating with our customer and that we have appropriate support for our proposals. Should the estimating system ultimately be judged inadequate, all proposals over $100,000 would be required to be reviewed by the DCAA. Currently, all of our proposals over $500,000 must be reviewed.

Report on purchasing system. As a result of a Contractor Purchasing System Review by the Defense Contract Management Agency (DCMA) during the second quarter of 2004, the DCMA granted the continued approval of our government contract purchasing system. The review was conducted due to the unprecedented level of support we currently provide the military in Iraq and Kuwait. The DCMA’s approval letter, dated September 7, 2004, stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.”
The Balkans. We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit.
Nigerian joint venture
The SEC is conducting a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The United States Department of Justice is also conducting an investigation. TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and Kellogg Brown & Root, each of which owns 25% of the venture.
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to a subpoena, and intend to make our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to other current and former Kellogg Brown & Root employees. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. Commencing in 1995, TSKJ entered into a series of agency agreements in connection with the Nigerian project. We understand that a French magistrate has officially placed Jeffrey Tesler, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.

As a result of our continuing investigation into these matters, information has been uncovered suggesting that, commencing at least 10 years ago, the members of TSKJ considered payments to Nigerian officials. We provided this information to the United States Department of Justice, the SEC, the French magistrate, and the Nigerian Economics and Financial Crimes Commission. We also notified the other owners of TSKJ of the recently uncovered information and asked each of them to conduct their own investigation.
We understand from the ongoing governmental and other investigations that payments may have been made to Nigerian officials. In addition, we understand that, at our request, TSKJ has suspended the receipt of services from and payments to TSKJ’s agent, Tri-Star Investments, of which Jeffrey Tesler is a principal, and is considering instituting legal proceedings to declare all agency agreements with Tri-Star terminated and to recover all amounts previously paid under those agreements.
We understand that the Department of Justice has expanded its investigation to include whether Mr. Stanley may have received payments in connection with bidding practices on certain foreign projects. We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M.W. Kellogg, a joint venture in which Kellogg Brown & Root has a 55% interest, cover an extended period of time, in some cases significantly before our acquisition of Dresser Industries, including M. W. Kellogg in 1998, and possibly include the construction of a fertilizer plant in Nigeria in the early 1990’s and the activities of agents and service providers.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg. The terminations occurred because of violations of our Code of Business Conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
There can be no assurance that any governmental investigation or our investigation of these matters will not conclude that violations of applicable laws have occurred.
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
We received and responded to an inquiry in mid-2001 from the OFAC with respect to operations in Iran by a Halliburton subsidiary that is incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in full compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded fully to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena, producing documents on September 16, 2004.
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

Liquidity
Working capital requirements related to Iraq work
We expect a general decline in our working capital requirements during the fourth quarter of 2004, primarily due to the transfer of the civilian fuel delivery work to the Defense Energy Support Center, the completion of the RIO project, and the leveling off of LogCAP project work after the initial ramp-up in 2003. As described in “Legal Matters - Audits and inquiries about government contracts work” above, it is possible that we may, or may be required to, withhold additional invoicing or make refunds to our customer related to the DCAA’s review of additional aspects of our services, some of which could be substantial, until these matters are resolved. This could materially and adversely affect our liquidity.
Credit facilities
The plan of reorganization through which the proposed settlement would be implemented will require us to contribute approximately $2.3 billion in cash to the trusts established for the benefit of asbestos and silica claimants pursuant to the United States Bankruptcy Code. We may need to finance additional amounts in connection with the settlement.
In connection with the proposed plan of reorganization, in the fourth quarter of 2003 we entered into:
-	a secured master letter of credit facility (Master LC Facility) intended to provide an advance for letter of credit draws, if any, and satisfy any cash collateralization rights of issuers of substantially all our then existing letters of credit during the pendency of the Chapter 11 proceedings. The Master LC Facility allows advances until the earlier of December 31, 2004 or the exit date of our Chapter 11 proceedings, with repayments due June 30, 2005; and
-	a secured $700 million three-year revolving credit facility for general working capital purposes, which matures in October 2006.
In July 2004, we entered into an additional secured $500 million 364-day revolving credit facility for general working capital purposes with terms substantially similar to our $700 million revolving credit facility.
Advances under the Master LC Facility will remain available until the earlier of December 31, 2004 or when an order confirming the proposed plan of reorganization becomes final and nonappealable. On such date, all advances outstanding under the Master LC Facility, if any, will become term loans payable in full on June 30, 2005, unless prepaid prior to such date, and all undrawn facility letters of credit shall cease to be subject to the terms of the Master LC Facility. If our subsidiaries do not exit Chapter 11 proceedings until after December 31, 2004, we would expect to be able to extend the availability of the Master LC Facility.
We experience increased working capital requirements from time to time associated with our business. An increased demand for working capital could affect our liquidity needs and could impair our ability to finance the proposed settlement on acceptable terms.
Letters of credit
We entered into a master letter of credit facility (Master LC Facility) in the fourth quarter of 2003 that was intended to replace any cash collateralization rights of issuers of substantially all our then existing letters of credit during the pendency of the Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other filing subsidiaries. The Master LC Facility is now in effect and governs at least 90% of the face amount of our outstanding letters of credit that were existing at the time we entered into the Master LC Facility.

Under the Master LC Facility, if any letters of credit that are covered by the facility are drawn on or before December 31, 2004, the facility will provide the cash needed for such draws, as well as for any collateral or reimbursement obligations, in respect thereof, with any such borrowings being converted into term loans. However, with respect to the letters of credit that are not subject to the Master LC Facility, we could be subject to reimbursement and cash collateral obligations. In addition, if the proposed plan of reorganization does not become effective by December 31, 2004 and we are unable to negotiate a renewal or extension of the Master LC Facility, the letters of credit that are now governed by that facility will be governed by the arrangements with the banks that existed prior to the effectiveness of the facility. In many cases, those pre-existing arrangements impose reimbursement and/or cash collateral obligations on us and/or our subsidiaries.
Uncertainty may also hinder our ability to access new letters of credit in the future. This could impede our liquidity and/or our ability to conduct normal operations.
Credit ratings
Investment grade ratings are BBB- or higher for Standard & Poor’s and Baa3 or higher for Moody’s. Our current ratings are one level above BBB- on Standard & Poor’s and one level above Baa3 on Moody’s. In December 2003, Standard & Poor’s revised its credit watch listing for us from “negative” to “developing” in response to our announcement that DII Industries, Kellogg Brown & Root, and other of our subsidiaries filed Chapter 11 proceedings to implement the proposed asbestos and silica settlement. In May 2004, Moody’s Investors Service confirmed its ratings, but revised its outlook from “positive” to “stable.”
If our debt rating falls below investment grade, we will be required to provide additional collateral to secure our credit facilities. With respect to the outstanding letters of credit that are not subject to the Master LC Facility or the $700 million three-year revolver, we may be in technical breach of the bank agreements governing those letters of credit and we may be required to reimburse the bank for any draws or provide cash collateral to secure those letters of credit. In addition, if the proposed plan of reorganization does not become effective by December 31, 2004 and we are unable to negotiate a renewal or extension of the terms of the Master LC Facility, advances under our Master LC Facility will no longer be available and will no longer override the reimbursement, cash collateral, or other agreements or arrangements relating to any of the letters of credit that existed prior to the effectiveness of the Master LC Facility or have been issued under the facility since. In that event, we may be required to provide reimbursement for any draws or cash collateral to secure our or our subsidiaries’ obligations under arrangements in place prior to our entering into the Master LC Facility.
In addition, our elective deferral compensation plan has a provision which states that if the Standard & Poor’s credit rating falls below BBB, the amounts credited to participants’ accounts will be paid to participants in a lump sum within 45 days. At September 30, 2004, this amount was approximately $56 million.
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
Our operations in more than 100 countries other than the United States accounted for approximately 78% of our consolidated revenue during the first nine months of 2004 and 73% of our consolidated revenue during 2003. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
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
Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.
In addition, investigations by governmental authorities (see “Legal Matters - Nigerian joint venture” above), as well as the social, economic, and political climate in Nigeria, could materially and adversely affect our Nigerian business and operations. Our facilities and our employees are also under threat of attack in some countries where we operate, including Iraq and Saudi Arabia. In September 2004, the Federal Republic of Nigeria issued a directive banning Halliburton Energy Services Nigeria Limited, one of our subsidiaries, from receiving contracts from the Nigerian government or from companies controlled by the Nigerian government. We believe this directive to have been issued as a result of an adverse reaction in Nigeria to the theft of radioactive material that we used in wireline logging operations. We are currently working with the Nigerian government to obtain a lifting of the ban.
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
Foreign Exchange and Currency Risks
A sizable portion of our consolidated revenue and consolidated operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:
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
Demand for our products and services is particularly sensitive to the level of development, production, and exploration activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development, and production activity, often reflected as changes in rig counts. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products that could have a material adverse effect on our revenue and profitability. Factors affecting the prices of oil and natural gas include:
-	governmental regulations;
-	global weather conditions;
-	worldwide political, military, and economic conditions, including the ability of OPEC to set and maintain production levels and prices for oil;
-	the level of oil production by non-OPEC countries;
-	economic growth in China and India;

-	the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
-	the cost of producing and delivering oil and gas;
-	potential acceleration of development of alternative fuels; and
-	the level of demand for oil and natural gas, especially demand for natural gas in the United States.
Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Spending on exploration and production activities and capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses.
Barracuda-Caratinga Project
See Note 3 to the condensed consolidated financial statements for a discussion of this project and the October 2004 agreement in principle and “Fixed-Price Engineering and Construction Projects” below.
If the October 2004 agreement in principle between us and Petrobras is not implemented, we would remain subject to the November 2003 agreements in which the project owner agreed to:
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
Liquidated Damages. In the event that any portion of the project delay is determined to be attributable to us and any phase of the project is completed after the milestone dates specified in the contract, we could be required to pay liquidated damages. These damages were initially (prior to the November 2003 agreements) calculated on an escalating basis rising ultimately to approximately $1 million per day of delay caused by us, subject to a total cap on liquidated damages of 10% of the final contract amount, yielding a cap of approximately $268 million as of September 30, 2004.

Under the November 2003 agreements, the project owner granted an extension of time to the original completion dates and other milestone dates that average approximately 12 months. In addition, the project owner agreed to delay any attempt to assess the original liquidated damages against us for project delays beyond 12 months and up to 18 months and delay any drawing of letters of credit with respect to such liquidated damages until the earliest of December 7, 2004, the completion of any arbitration proceedings or the resolution of all claims between the project owner and us. Although the November 2003 agreements do not delay the drawing of letters of credit for liquidated damages for delays beyond 18 months, our master letter of credit facility will provide funding for any such draw before December 31, 2004, except for the $172 million letter of credit issued in September 2004 which is governed by our $700 million three-year revolving credit facility. The November 2003 agreements also provide for a separate liquidated damages calculation of $450,000 per day for each of the Barracuda and the Caratinga vessels if delayed beyond 18 months from the original schedule. That amount is subject to the total cap on liquidated damages of 10% of the final contract amount. Based upon the November 2003 agreements and our September 2004 project forecasts, we estimate that if we were to be completely unsuccessful in our claims for additional time, we would be obligated to pay approximately $165 million in liquidated damages, of which $24 million has been included in our cost estimates. There can be no assurance that further project delays will not occur.
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
Since the credit to Petrobras for these value added taxes is on a delayed basis, the issue of whether we must bear the cost of money for the period from payment by Petrobras until receipt of the credit has not been determined under the November 2003 agreement.
The validity of the December 2003 decree has now been challenged in court in Brazil. Our legal advisers in Brazil believe that the decree will be upheld. If it is overturned or rescinded, or the Petrobras credits are lost for any other reason not due to Petrobras, the issue of who must ultimately bear the cost of the value added taxes will have to be determined based upon the law prior to the December 2003 decree. We believe that the value added taxes are reimbursable under the contract and prior law, but, until the December 2003 decree was issued, Petrobras and the project owner had been contesting the reimbursability of up to $227 million of value added taxes. There can be no assurance that we will not be required to pay all or a portion of these value added taxes. In addition, penalties and interest of $40 million to $100 million could be due if the December 2003 decree is invalidated. We have paid $8 million for these amounts as of September 30, 2004.
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
Customers
Both our Energy Services Group and KBR depend on a limited number of significant customers. While, except for the United States Government, none of these customers represented more than 10% of consolidated revenue in any period presented. The loss of one or more significant customers could have a material adverse effect on our business and our consolidated results of operations.
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
Fixed-Price Engineering and Construction Projects
We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price (or lump-sum) contracts accounting for approximately 11% of KBR’s revenue for the first nine months of 2004 and 24% for the year ended December 31, 2003. We bear the risk of cost overruns, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame and costs committed, could have a material adverse effect on our business, results of operations, and financial condition.

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
In the third quarter of 2004, we entered into numerous cash flow hedges to manage foreign currency exposures related to our Barracuda-Caratinga project. Included in “Other comprehensive income” on the September 30, 2004 condensed consolidated balance sheet are unrealized gains related to these currency hedges. In the first quarter of 2004, we entered into derivative instruments, including put options, swaps, and collared options, as cash flow hedges against price variability of oil and natural gas. At September 30, 2004, the fair value of these instruments was not material.
We do not use derivative instruments for trading purposes. We do not consider any of these risk management activities to be material.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 3, 12, 13, 14, and 15 to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2004.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs (b)

July 1-31	16,701	$29.51	-	-
August 1-31	12,430	$30.36	-	-
September 1-30	14,909	$29.46	-	-
Total	44,040	$29.73	-	22,385,700

(a)    All of the shares repurchased during the three-month period ended September 30, 2004 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.
(b)    On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

*    10.1    Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2004.

*    10.2    Halliburton Company 2002 Employee Stock Purchase Plan, as amended and restated September 9, 2004.

*    10.3    Employment Agreement (Andrew R. Lane).

*    12    Statement of Computation of Ratio of Earnings to Fixed Charges.

*    31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*    31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**    32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**    32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed with this Form 10-Q
**   Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum

C. Christopher Gaut Executive Vice President and Chief Financial Officer	Mark A. McCollum Senior Vice President and Chief Accounting Officer

Date:      November 5, 2004

