Form 10-Q
period 2005-03-31
HALLIBURTON CO
filed 2005-04-29
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

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
Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No

As of April 22, 2005, 505,744,263 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-25

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26-55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	56

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Submission of Matters to a Vote of Security Holders	57

Item 5.	Other Information	57

Item 6.	Exhibits	57-58

Signatures		59

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)
(Millions of dollars and shares except per share data)
	Three Months Ended
	March 31
	2005	2004
Revenue:
Services	$4,357	$5,036
Product sales	557	491
Equity in earnings (losses) of unconsolidated affiliates, net	24	(8)
Total revenue	4,938	5,519
Operating costs and expenses:
Cost of services	3,886	4,795
Cost of sales	474	453
General and administrative	101	96
Gain on sale of business assets, net	(109)	-
Total operating costs and expenses	4,352	5,344
Operating income	586	175
Interest expense	(52)	(56)
Interest income	12	10
Foreign currency gains (losses), net	-	(3)
Other, net	(2)	5
Income from continuing operations before income taxes and minority
interest	544	131
Provision for income taxes	(169)	(49)
Minority interest in net income of subsidiaries	(8)	(6)
Income from continuing operations	367	76
Loss from discontinued operations, net of tax benefit of $1 and $59	(2)	(141)
Net income (loss)	$365	$(65)
Basic income (loss) per share:
Income from continuing operations	$0.73	$0.17
Loss from discontinued operations, net	-	(0.32)
Net income (loss)	$0.73	$(0.15)
Diluted income (loss) per share:
Income from continuing operations	$0.72	$0.17
Loss from discontinued operations, net	-	(0.32)
Net income (loss)	$0.72	$(0.15)

Cash dividends per share	$0.125	$0.125
Basic weighted average common shares outstanding	501	436
Diluted weighted average common shares outstanding	510	440
  See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
(Millions of dollars and shares except per share data)
	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and equivalents	$1,812	$1,917
Investments in marketable securities	-	891
Receivables:
Notes and accounts receivable (less allowance for bad debts of $113 and $127)	2,935	2,873
Unbilled work on uncompleted contracts	1,843	1,812
Insurance for asbestos- and silica-related liabilities	96	1,066
Total receivables	4,874	5,751
Inventories	880	791
Other current assets	642	680
Total current assets	8,208	10,030
Property, plant, and equipment, net of accumulated depreciation of $3,672 and $3,674	2,556	2,553
Goodwill	794	795
Noncurrent deferred income taxes	727	780
Equity in and advances to related companies	427	541
Insurance for asbestos- and silica-related liabilities	297	350
Other assets	797	815
Total assets	$13,806	$15,864
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,357	$2,339
Current maturities of long-term debt	862	347
Accrued employee compensation and benefits	538	473
Advanced billings on uncompleted contracts	499	553
Asbestos- and silica-related liabilities	-	2,408
Other current liabilities	923	1,012
Total current liabilities	5,179	7,132
Long-term debt	3,109	3,593
Employee compensation and benefits	631	635
Other liabilities	435	464
Total liabilities	9,354	11,824
Minority interest in consolidated subsidiaries	114	108
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 1,000 shares, issued 520 and 458 shares	1,300	1,146
Paid-in capital in excess of par value	2,544	277
Common shares to be contributed to asbestos trust - 59.5 shares	-	2,335
Deferred compensation	(75)	(74)
Accumulated other comprehensive income	(166)	(146)
Retained earnings	1,173	871
	4,776	4,409
Less 15 and 16 shares of treasury stock, at cost	438	477
Total shareholders’ equity	4,338	3,932
Total liabilities and shareholders’ equity	$13,806	$15,864
     See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31
(Millions of dollars)	2005	2004
Cash flows from operating activities:
Net income (loss)	$365	$(65)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations	2	141
Depreciation, depletion, and amortization	125	132
Provision (benefit) for deferred income taxes, including $0 and $(52) related to
discontinued operations	79	(78)
Distribution from (advances to) related companies, net of equity in (earnings) losses	7	(15)
Gain on sale of assets	(109)	(6)
Asbestos and silica liability payments related to Chapter 11 filing	(2,345)	-
Collection of asbestos receivables	1,023	-
Other changes:
Receivables and unbilled work on uncompleted contracts	(85)	(470)
Accounts receivable facilities transactions	(21)	-
Inventories	(89)	(39)
Accounts payable	33	289
Restricted cash related to Chapter 11 proceedings	4	(103)
Other	(30)	38
Total cash flows from operating activities	(1,041)	(176)
Cash flows from investing activities:
Capital expenditures	(142)	(130)
Sales of property, plant, and equipment	20	32
Dispositions (acquisitions) of business assets, net of cash disposed	203	(22)
Proceeds from sale of long-term securities	-	20
Proceeds from (purchases of) short-term investments in marketable securities, net	891	(381)
Investments - restricted cash	-	(43)
Other investing activities	(8)	(5)
Total cash flows from investing activities	964	(529)
Cash flows from financing activities:
Proceeds from long-term debt, net of offering costs	-	496
Proceeds from exercises of stock options	89	20
Payments to reacquire common stock	(6)	(4)
Borrowings (repayments) of short-term debt, net	(4)	(9)
Payments of long-term debt	(36)	(6)
Payments of dividends to shareholders	(63)	(55)
Other financing activities	(3)	-
Total cash flows from financing activities	(23)	442
Effect of exchange rate changes on cash	(5)	-
Decrease in cash and equivalents	(105)	(263)
Cash and equivalents at beginning of period	1,917	1,104
Cash and equivalents at end of period	$1,812	$841
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$73	$74
Income taxes	$83	$43
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2004 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2005, the results of our operations for the three months ended March 31, 2005 and 2004, and our cash flows for the three months ended March 31, 2005 and 2004. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 and 2004 may not be indicative of results for the full year.

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
Millions of dollars	2005	2004
Probable unapproved claims	$181	$182
Probable unapproved claims accrued revenue	176	182
Probable unapproved claims from unconsolidated
related companies	78	51

The probable unapproved claims as of March 31, 2005 relate to four contracts, most of which are complete or substantially complete.
A significant portion of the probable unapproved claims ($153 million related to our consolidated entities and $45 million related to our unconsolidated related companies, arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $181 million at March 31, 2005 and $153 million at December 31, 2004 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded to “Unbilled work on uncompleted contracts,” included in the “Total receivables” amount on the condensed consolidated balance sheets. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”
See Note 12 for discussion of government contract claims, which are not included in the table above.
Unapproved change orders
We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $50 million at March 31, 2005. Unapproved change orders at December 31, 2004 were $43 million. Our share of change orders from unconsolidated related companies totaled $5 million at March 31, 2005 and $37 million at December 31, 2004.
Barracuda-Caratinga project
Following is the status, as of March 31, 2005, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
-	the project was approximately 97% complete;
-
we have recorded an inception-to-date loss of $762 million related to the project, of which $407 million was recorded in 2004 ($97 million during the first quarter of 2004), $238 million was recorded in 2003, and $117 million was recorded in 2002;

-	the losses recorded include $22 million in liquidated damages paid based on the final agreement with Petrobras;
-	the $300 million of advance payments have been completely repaid; and
-	we have received $101 million relating to approved change orders.
We continue to fund operating cash shortfalls on this project, and estimate that we will pay approximately $65 million in the remainder of 2005, which represents remaining project costs, net of revenue to be received.

Note 3. Acquisitions and Dispositions
Subsea 7, Inc.
In January 2005, we completed the sale of our 50% interest in Subsea 7, Inc. to our joint venture partner, Siem Offshore (currently Subsea 7, Inc.), for $203 million in cash. As a result of the transaction, we recorded a gain of approximately $110 million during the first quarter of 2005. We accounted for our 50% ownership of Subsea 7, Inc. using the equity method in our Production Optimization segment.

Note 4. Business Segment Information
Our six business segments are organized around how we manage the business: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals segments.
We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the Energy Services Group and the combination of our Government and Infrastructure and Energy and Chemicals segment as KBR.
The table below presents information on our segments.

	Three Months Ended
	March 31
Millions of dollars	2005	2004
Revenue:
Production Optimization	$900	$708
Fluid Systems	631	535
Drilling and Formation Evaluation	489	444
Digital and Consulting Solutions	164	129
Total Energy Services Group	2,184	1,816
Government and Infrastructure	2,091	2,868
Energy and Chemicals	663	835
Total KBR	2,754	3,703
Total	$4,938	$5,519
Operating income (loss):
Production Optimization	$291	$82
Fluid Systems	113	60
Drilling and Formation Evaluation	80	43
Digital and Consulting Solutions	29	29
Total Energy Services Group	513	214
Government and Infrastructure	53	62
Energy and Chemicals	52	(77)
Total KBR	105	(15)
General corporate	(32)	(24)
Total	$586	$175

Intersegment revenue is immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three months ended March 31, 2005 included $1.7 billion or 34% of consolidated revenue from the United States Government, which was derived almost entirely from the Government and Infrastructure segment. Revenue from the United States Government during the three months ended March 31, 2004 represented 47% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 5. Receivables (Other than “Insurance for asbestos- and silica- related liabilities”)
In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both March 31, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was approximately $242 million as of March 31, 2005 and approximately $263 million as of December 31, 2004. Subsequent to March 31, 2005, the receivables were collected, and we have not sold any additional receivables.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $42 million at March 31, 2005 and $37 million at December 31, 2004. If the average cost method had been used, total inventories would have been $18 million higher than reported at March 31, 2005 and $17 million higher than reported at December 31, 2004. Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2005	2004
Finished products and parts	$645	$602
Raw materials and supplies	179	156
Work in process	56	33
Total	$880	$791

Finished products and parts are reported net of obsolescence accruals of $118 million at March 31, 2005 and $119 million at December 31, 2004.

Note 7. Other Investments
Investments in marketable securities
Our investments in marketable securities are reported at fair value. At December 31, 2004, our investments in marketable securities consisted of $891 million of auction rate securities classified as available-for-sale. As of March 31, 2005, we had no investments in auction rate securities. Although the auction rate securities generally have original maturities of 20 to 30 years, the underlying interest rates on these securities reset at intervals usually ranging from 7 to 35 days. Therefore, these auction rate securities are priced and subsequently traded as short-term investments because of remarketing and the interest rate reset feature. The 2004 balance of the auction rate securities was previously classified as cash and equivalents due to our intent and ability to quickly liquidate these securities to fund current operations and the pricing reset feature. The auction rate securities were reclassified as investments in marketable securities. There was no impact on net income or cash flow from operating activities as a result of the reclassification.
Restricted cash
At March 31, 2005, we had restricted cash of $134 million, which consisted of:
-	$98 million as collateral for potential future insurance claim reimbursements included in “Other assets”; and
-
$36 million ($23 million in “Other assets” and $13 million in “Other current assets”) primarily related to cash collateral agreements for outstanding letters of credit for various construction projects.

At December 31, 2004, we had restricted cash of $121 million in “Other assets” and $17 million in “Other current assets,” which consisted of similar items as above.

Note 8. Property, Plant, and Equipment
In the second quarter of 2004, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the tools of our Drilling and Formation Evaluation segment. This resulted in a $9 million reduction in depreciation expense in the first quarter of 2005, as well as a combined $35 million reduction in depreciation expense in the last three quarters of 2004. We extended the useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices that helped to extend the lives.

Note 9. Comprehensive Income
The components of other comprehensive income (loss) included the following:

	Three Months Ended
	March 31
Millions of dollars	2005	2004
Net income (loss)	$365	$(65)

Cumulative translation adjustments	(10)	20
Realization of losses included in net income (loss)	3	-
Net cumulative translation adjustments	(7)	20

Unrealized net losses on investments and derivatives	(3)	(5)
Realization of gains included in net income (loss)	(10)	-
Net unrealized losses on investments and derivatives	(13)	(5)

Total comprehensive income (loss)	$345	$(50)

Accumulated other comprehensive income consisted of the following:

	March 31,	December 31,
Millions of dollars	2005	2004
Cumulative translation adjustments	$(38)	$(31)
Pension liability adjustments	(130)	(130)
Unrealized gains on investments and derivatives	2	15
Total accumulated other comprehensive income	$(166)	$(146)

Note 10. Debt
Senior notes due 2007
On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of these senior notes outstanding.
Revolving credit facilities
In March 2005, we entered into a $1.2 billion five-year unsecured revolving credit agreement, which replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit outstanding under the previous $700 million revolving credit facility is now outstanding under our $1.2 billion revolving credit agreement and has a balance of $166 million as of March 31, 2005. As of March 31, 2005, approximately $1.0 billion was available for borrowing under the $1.2 billion revolving credit agreement, but no borrowings had been made.
We are subject to a maximum debt-to-capitalization ratio of not greater than 60% under this revolver and are in full compliance at March 31, 2005.
Interest rates applicable to this facility are variable.

Note 11. Asbestos and Silica Obligations and Insurance Recoveries
Several of our subsidiaries, particularly DII Industries and Kellogg Brown & Root, had been named as defendants in a large number of asbestos- and silica-related lawsuits. The plaintiffs alleged injury primarily as a result of exposure to:
-	asbestos used in products manufactured or sold by former divisions of DII Industries (primarily refractory materials, gaskets, and packing materials used in pumps and other industrial products);

-	asbestos in materials used in the construction and maintenance projects of Kellogg Brown & Root or its subsidiaries; and
-	silica related to sandblasting and drilling fluids operations.
Effective December 31, 2004, we resolved all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other affected subsidiaries (which were filed on December 16, 2003) upon the plan of reorganization becoming final and nonappealable. The following table presents a rollforward of our asbestos- and silica-related liabilities and insurance receivables.

Millions of dollars
Asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $2,408 was current)	$(2,445)
Payment to trusts in accordance with the plan of reorganization	2,345
First installment payment of partitioning agreement with Federal-Mogul	16
Cash settlement payment to the silica trust	15
First installment payment on one-year asbestos note	8
Reclassification of remaining note balances to other current
liabilities and long-term debt	61
Asbestos- and silica-related liabilities - March 31, 2005 balance	$-
Insurance for asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $1,066 was current)	$1,416
Payments received	(1,023)
Write-off of insurance recoveries/net present value true-up	(3)
Accretion	3
Insurance for asbestos- and silica-related liabilities - March 31, 2005
balance (of which $96 was current)	$393

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
-
a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants. We prepaid the initial installment on the note of approximately $8 million in January 2005. The remaining note will be paid in three equal quarterly installments starting in the second quarter of 2005; and

-
a silica note plus an initial payment into a silica trust of $15 million. The note provides that we will contribute an amount to the silica trust at the end of each year for the next 30 years of up to $15 million. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the value of this note plus the initial cash payment to be approximately $24 million at December 31, 2004. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust.

Our plan of reorganization called for a portion of our total asbestos liability to be settled by contributing 59.5 million shares of Halliburton common stock to the trust. At March 31, 2004, we revalued our shares to approximately $1.7 billion ($29.37 per share) from $1.6 billion ($26.27 per share) at December 31, 2003, resulting in a $190 million charge to discontinued operations. Effective December 31, 2004, concurrent with receiving final and nonappealable confirmation of our plan of reorganization, we reclassified from a long-term liability to shareholders’ equity the final value of the 59.5 million shares of Halliburton common stock to be contributed to the asbestos trust. In January 2005, when the 59.5 million shares were actually contributed to the trust, the $2.335 billion value of the common shares was reclassified to common stock and paid-in capital in excess of par value on the condensed consolidated balance sheets.
Insurance settlements. During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we will receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $1.023 billion related to these receivables were received in the first quarter of 2005. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts in several installments beginning in July 2005 through 2009.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At March 31, 2005, we had not recorded any liability associated with these indemnifications.

Note 12. United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.5 billion in the first quarter of 2005 compared to $2.4 billion in the first quarter of 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies under any affected contract, which remedies could include threatened termination or termination. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.
DCAA audit issues
Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). We then work with our customer to resolve the issues noted in the audit report.
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with these new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it will retain from the $213 million previously withheld amount. We will attempt to pass this $55 million price reduction to the subcontractors. We are currently withholding funds from the subcontractors in excess of this amount. These excess amounts will be paid to the subcontractors upon release of the withholds from the government. As a result of this agreement, we recorded $10 million in additional operating income during the first quarter of 2005.
Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task order, and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.

The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $276 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the AMC and the subcontractor to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
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

In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager at our subcontractor, La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This makes us current with regard to definitization of historical LogCAP task orders and eliminates the potential 15% withholding issue under the LogCAP contract. In addition, we recorded $12 million in additional income in the first quarter of 2005 resulting from the recognition of incremental award fees related to the definitized task orders.
As of March 31, 2005, the COE had withheld $95 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted five of the unfinalized seven proposals and are in the process of developing revised proposals for the remaining two. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued. Approximately $2 million was withheld from our PCO Oil South project as of March 31, 2005. The PCO Oil South project has definitized substantially all of the task orders, and withholdings are not continuing on those task orders. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $102 million at March 31, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
We received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. We provided our cost report and believe that we made the requested corrections. If we are unable to satisfy our customer, our customer may pursue remedies under the applicable federal acquisition regulations, including terminating the affected contract. Although there can be no assurances, we do not expect that our work on the PCO Oil South project will be terminated for default. We are continuing to work with our customer to develop a mutually acceptable management cost reporting system and are supplementing the existing PCO Oil South cost reporting team with additional manpower. The PCO Oil South contract has been challenging in part due to violent attacks by insurgents on infrastructure in the southern part of Iraq. Currently, the volume of work performed on PCO Oil South is lower than we had projected initially, and we believe the risk/reward profile is unattractive.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.

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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
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
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to other current and former Kellogg Brown & Root employees. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
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
We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M. W. Kellogg, Ltd. (a joint venture in which Kellogg Brown & Root has a 55% interest), cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries (which included M. W. Kellogg, Ltd.)), and possibly include the construction of a fertilizer plant in Nigeria in the early 1990s and the activities of agents and service providers.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. The termination occurred because of violations of our Code of Business Conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
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
As of March 31, 2005, we have not accrued any amounts related to this investigation.
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
As of March 31, 2005, we had not accrued any amounts related to this investigation.

SEC investigation of change in accounting for revenue on long-term construction projects and related disclosures
In August 2004, we reached a settlement in the investigation by the SEC involving our 1998 and 1999 disclosure of and accounting for the recognition of revenue from unapproved claims on long-term construction projects. Our settlement with the SEC covers a failure to disclose a 1998 change in accounting practice. We disclosed the change in accounting practice in our 1999 Form 10-K and continued to do so in subsequent periods. The SEC did not determine that we departed from generally accepted accounting principles, nor did it find errors in accounting or fraud. We neither admitted nor denied the SEC’s findings, but paid a $7.5 million civil penalty and recorded a charge of that amount in the second quarter of 2004. As part of the settlement, the company agreed to cease and desist from committing or causing future securities law violations.
Securities and related litigation
On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the period of approximately May 1998 until approximately May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation discussed above. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. After that date, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us on or about April 11, 2003 (the “Moore class action”). Subsequently, in October 2002 and March 2003, two derivative actions arising out of essentially the same facts and circumstances were filed, one of which was subsequently dismissed, while the other was transferred to the same judge before whom the Moore class action was pending.
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
The memorandum of understanding called for Halliburton to pay $6 million, which would be funded by insurance proceeds. After the May 2003 announcement regarding the memorandum of understanding, one of the lead plaintiffs in the consolidated class action announced that it was dissatisfied with the lead plaintiffs’ counsel’s handling of settlement negotiations and what the dissident plaintiff regarded as inadequate communications by the lead plaintiffs’ counsel. The dissident lead plaintiff further asserted that it believed that, for various reasons, the $6 million settlement amount is inadequate.
The attorneys representing the dissident plaintiff filed another class action complaint in August 2003, raising allegations similar to those raised in the second amended consolidated complaint regarding the accounting/disclosure claims and the Dresser claims. In addition, the complaint enhances the Dresser claims to include allegations related to our accounting with respect to the acquisition, integration, and reserves of Dresser. We moved to dismiss that complaint, styled Kimble v. Halliburton Company, et al. (the “Kimble action”); however, the court never ruled on our motion and ordered the case consolidated with the Moore class action. On August 3, 2004, the attorneys representing the dissident plaintiff filed a motion for leave to file yet another class action complaint styled Murphey v. Halliburton Company, et al., which was recently granted by the court. The Murphey complaint raises and augments allegations similar to those in the Moore class action and the Kimble action, including additional allegations regarding disclosure of asbestos liability exposure.

On June 7, 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case(s) to another district judge and a final hearing on the fairness of the settlement, on September 9, 2004, the court entered an order holding that evidence of the settlement’s fairness was inadequate and denying the motion for final approval of the settlement in the Moore class action and ordering the parties, among other things, to mediate. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we are entitled to do by its terms, although the settling plaintiffs assert otherwise. In the days preceding the mediation, two union-sponsored pension funds filed motions seeking leave to intervene in the consolidated class action litigation and to file their own class action complaint. The court has granted those motions. The mediation was held on January 27, 2005 and, at the conclusion of that day, was declared by the mediator to be at an impasse with no settlement having been reached.
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
Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. The case is scheduled for trial beginning the last full week of May 2005. As of March 31, 2005, we had not accrued any amounts related to this matter.
Smith International award
In June 2004, a Texas district court jury returned a verdict in our favor in connection with a patent infringement lawsuit we filed against Smith International (Smith). We were awarded $24 million in damages by the jury. We filed the lawsuit in September 2002, seeking damages for Smith’s infringement of our patented Energy Balanced™ roller cone drill bit technology. The jury found that Smith’s competing bits willfully infringed on three of our patents. Under applicable law, the judge has the discretion to enhance the damages to a total amount of up to three times the amount awarded by the jury and to award attorneys’ fees and costs. Subsequent to the verdict, upon our motion, the court enhanced the jury verdict by $12 million and added another $5 million in attorneys’ fees and costs for a total judgment of $41 million. Post-trial motions for a new trial and for judgment as a matter of law were denied, and Smith appealed the judgment. Smith has filed its principal brief, and our brief will be filed in the coming weeks.
Related litigation dealing with claims of infringement of the same technology was tried in January and February 2005 in England, and a decision is expected shortly. Similar litigation is pending in courts in Italy and is expected to go to trial during 2005.

In anticipation of Smith filing an infringement action against us, in March 2005 we filed a declaratory judgment action against Smith in the court in which the $41 million judgment currently on appeal was entered related to certain patents held by Smith dealing with essentially the same technology that underlies that judgment. Smith then filed an infringement action against us in a Houston court. We intend to seek to have the Houston infringement action transferred to the original court and consolidated with the declaratory judgment action.
As of March 31, 2005, we had not recorded any amounts related to this matter.
Improper payments reported to the SEC
During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents on September 16, 2004. As of March 31, 2005, we had not accrued any amounts related to this investigation.
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
Litigation brought by La Nouvelle
In October 2004, La Nouvelle, a subcontractor to us in connection with our government services work in Kuwait and Iraq, filed suit alleging breach of contract and interference with contractual and business relations. The relief sought includes $224 million in damages for breach of contract, which includes $34 million for tortuous interference, and an unspecified sum for consequential and punitive damages. The dispute arises from our termination of a master agreement pursuant to which La Nouvelle operated a number of DFACs in Kuwait and Iraq and the replacement of La Nouvelle with ESS, which prior to La Nouvelle’s termination had served as La Nouvelle’s subcontractor. In addition, La Nouvelle alleges that we wrongfully withheld from La Nouvelle certain sums due La Nouvelle under its various subcontracts.

We believe that we were contractually entitled to withhold the sums from La Nouvelle and that we had the right to terminate the master agreement with La Nouvelle for cause. The case has only recently been filed and our investigation is in its preliminary stages. Accordingly, it is premature to assess the likelihood of an unfavorable result.
During the first quarter of 2005, La Nouvelle requested and we agreed to stay all proceedings for a period of 60 days, during which we engaged in mediation. While the mediation was unsuccessful, constructive discussions were held between the parties. We cannot presently assess the likelihood that those discussions will ultimately result in a settlement. Should they not, however, it is our intention to vigorously defend the action. As of March 31, 2005, except for amounts previously invoiced to us by La Nouvelle for work performed, we had not accrued any amounts related to this litigation.
David Hudak and International Hydrocut Technologies Corp.
On October 12, 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak), filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corrupt Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase in early 1994 of certain explosive charges that were later alleged by the United States Department of Justice to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. It is, however, our intention to vigorously defend this action. As of March 31, 2005, we had not accrued any amounts related to this matter.
Convoy ambush litigation
We have recently become aware that several of the families of truck drivers employed by KBR and killed when a fuel convoy was ambushed in Iraq on April 9, 2004 have filed suit against us. These suits allege that we are responsible for the deaths of these drivers for a variety of reasons and assert legal claims for fraud, wrongful death, civil rights violations, and violations of the Racketeer Influenced and Corrupt Organization Act. We deny the allegations of wrongdoing and fully intend to vigorously defend the actions. We believe that our conduct was entirely lawful and that our liability is limited by federal law. As of March 31, 2005, we had not accrued any amounts related to these matters.
Environmental
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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $44 million as of March 31, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of March 31, 2005, those 14 sites accounted for approximately $14 million of our total $44 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of March 31, 2005, including $294 million which relate to our joint ventures’ operations. Also included in letters of credit outstanding as of March 31, 2005 were $276 million of performance letters of credit and $170 million of retainage letters of credit related to the Barracuda-Caratinga project. Certain of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of March 31, 2005, we had commitments to fund approximately $50 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $38 million of the commitments to be paid during the next year.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $48 million at March 31, 2005 and $44 million at December 31, 2004 of liquidated damages we could incur based upon completing the projects as forecasted.

Note 14. Accounting for Stock-Based Compensation
We have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the 2002 Employee Stock Purchase Plan (ESPP) is reflected in net income because it is not considered a compensatory plan.
The fair value of options at the date of grant and the ESPP shares were estimated using the Black-Scholes option pricing model. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31
Millions of dollars except per share data	2005	2004
Net income (loss), as reported	$365	$(65)
Total stock-based employee compensation expense determined
under fair value based method for all awards (except restricted
stock), net of related tax effects	(6)	(6)
Net income (loss), pro forma	$359	$(71)

Basic income (loss) per share:
As reported	$0.73	$(0.15)
Pro forma	$0.72	$(0.16)
Diluted income (loss) per share:
As reported	$0.72	$(0.15)
Pro forma	$0.70	$(0.16)

We also maintain a restricted stock program wherein the fair market value of the stock on the date of issuance is being amortized and ratably charged to income over the average period during which the restrictions lapse. The related expense, net of tax, reflected in net income as reported was $7 million for the three-month period ended March 31, 2005 and $2 million for the three-month period ended March 31, 2004.
In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS No. 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years and the number of shares purchased under the ESPP.

Note 15. Income (Loss) per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period and, effective January 1, 2005, included the 59.5 million shares that were contributed to the trusts established for the benefit of asbestos claimants. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

	Three Months Ended
	March 31
Millions of shares	2005	2004
Basic weighted average common shares outstanding	501	436
Dilutive effect of:
Stock options	5	2
Convertible senior notes premium	3	-
Restricted stock	1	1
Other	-	1
Diluted weighted average common shares outstanding	510	440

In December 2004, we entered into a supplemental indenture that requires us to satisfy our conversion obligation for our $1.2 billion 3.125% convertible senior notes in cash, rather than in common stock, for at least the aggregate principal amount of the notes. This reduced the resulting potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. See the table above for the dilutive effect for the three months ended March 31, 2005. The conversion price of $37.65 per share of common stock was greater than our average share price in the first three months ended March 31, 2004 and, consequently, did not result in dilution.
Excluded from the computation of diluted income (loss) per share are options to purchase two million shares of common stock which were outstanding during the three months ended March 31, 2005 and nine million shares during the three months ended March 31, 2004. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 16. Income Taxes
Provision for income taxes from continuing operations of $169 million resulted in an effective tax rate of 31% in the first quarter of 2005, compared to an effective tax rate of 37% in the first quarter of 2004. Our annualized tax rate as applied to the first quarter of 2005 was positively impacted by a reduction in our valuation allowance against future tax attributes related to our asbestos liabilities. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income, which reduces the number of years we project foreign tax credits to be displaced.

Note 17. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Three Months Ended
	March 31
	2005		2004
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$23	$-	$22
Interest cost	2	43	2	36
Expected return on plan assets	(2)	(46)	(3)	(41)
Settlements/curtailments	-	5	1	-
Recognized actuarial loss	1	5	1	4
Net periodic benefit cost	$1	$30	$1	$21

We amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $72 million to our international pension plans and between $1 million to $5 million to our domestic pension plans in 2005. As of March 31, 2005, we had contributed $21 million of this amount.
The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	Three Months Ended
	March 31
Millions of dollars	2005	2004
Components of net periodic
benefit cost:
Interest cost	$3	$1
Amortization of prior service cost	-	(2)
Net periodic benefit cost	$3	$(1)

Note 18. New Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005. We are currently evaluating what impact, if any, this statement will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first quarter of 2005, we had the following developments:
-
upon finalization of our asbestos and silica settlements and our subsidiaries’ related emergence from Chapter 11 proceedings, we funded the asbestos and silica trusts in January 2005 with $2.3 billion in cash, promissory notes, and 59.5 million shares of our common stock. We received approximately $1.023 billion in cash during the first quarter of 2005 under the terms of our insurance settlement agreements;

-
our Energy Services Group (ESG) had continued strong performance. ESG had record levels of revenue, operating income, and operating margins, benefiting from strong oilfield activity around the world, the price increases we implemented during 2004, the return of activity in the deepwater Gulf of Mexico, and increased activity for pressure pumping through our production enhancement and cementing services;

-
KBR delivered operating income of $105 million, which reflected savings from our restructuring plan, settlement of our dining facility (DFAC) issues, and the definitization of a number of outstanding task orders related to the LogCAP contract; and

-	our Barracuda-Caratinga project is still on track and is approximately 97% complete at March 31, 2005.
In the first quarter of 2005, we continued to provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies. Total revenue from the United States Government during the first quarter of 2005 includes $1.7 billion or 34% of consolidated revenue, and revenue related to Iraq (which includes Kuwait) totaled approximately $1.5 billion or 30% of consolidated revenue.
Looking ahead, the outlook for our business is positive. Current market conditions for our energy services business are good with strong commodity prices, and our customers are increasing their exploration and production budgets. We believe oil prices will continue to fluctuate, but the fundamentals that support demand for our products or services will not change in the next several quarters. In addition to the benefits expected from our recent restructuring initiative at KBR, we will continue to pursue our natural gas monetization strategy.
Detailed discussions of our United States government contract work, the Nigerian joint venture and investigations, and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.5 billion in the first quarter of 2005 compared to $2.4 billion in the first quarter of 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies under any affected contract, which remedies could include threatened termination or termination. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.

DCAA audit issues
Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). We then work with our customer to resolve the issues noted in the audit report.
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with these new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it will retain from the $213 million previously withheld amount. We will attempt to pass this $55 million price reduction to the subcontractors. We are currently withholding funds from the subcontractors in excess of this amount. These excess amounts will be paid to the subcontractors upon release of the withholds from the government. As a result of this agreement, we recorded $10 million in additional operating income during the first quarter of 2005.
Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task order, and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $276 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the AMC and the subcontractor to resolve this issue.

Other issues. The DCAA is continuously performing audits of costs incurred for other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
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
In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager at our subcontractor, La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This makes us current with regard to definitization of historical LogCAP task orders and eliminates the potential 15% withholding issue under the LogCAP contract. In addition, we recorded $12 million in additional income in the first quarter of 2005 resulting from the recognition of incremental award fees related to the definitized task orders.

As of March 31, 2005, the COE had withheld $95 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted five of the unfinalized seven proposals and are in the process of developing revised proposals for the remaining two. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued. Approximately $2 million was withheld from our PCO Oil South project as of March 31, 2005. The PCO Oil South project has definitized substantially all of the task orders, and withholdings are not continuing on those task orders. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $102 million at March 31, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
We received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. We provided our cost report and believe that we made the requested corrections. If we are unable to satisfy our customer, our customer may pursue remedies under the applicable federal acquisition regulations, including terminating the affected contract. Although there can be no assurances, we do not expect that our work on the PCO Oil South project will be terminated for default. We are continuing to work with our customer to develop a mutually acceptable management cost reporting system and are supplementing the existing PCO Oil South cost reporting team with additional manpower. The PCO Oil South contract has been challenging in part due to violent attacks by insurgents on infrastructure in the southern part of Iraq. Currently, the volume of work performed on PCO Oil South is lower than we had projected initially, and we believe the risk/reward profile is unattractive.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.

The Balkans
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
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to other current and former Kellogg Brown & Root employees. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
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

We also understand that the matters under investigation by the Department of Justice involve parties other than Kellogg Brown & Root and M. W. Kellogg, Ltd. (a joint venture in which Kellogg Brown & Root has a 55% interest), cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries (which included M. W. Kellogg, Ltd.)), and possibly include the construction of a fertilizer plant in Nigeria in the early 1990s and the activities of agents and service providers.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. The termination occurred because of violations of our Code of Business Conduct that allegedly involve the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
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
As of March 31, 2005, we have not accrued any amounts related to this investigation.
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
As of March 31, 2005, we had not accrued any amounts related to this investigation.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2005 with cash and equivalents of $1.8 billion compared to $1.9 billion at December 31, 2004.
Significant sources of cash
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. We received approximately $1.023 billion in insurance proceeds in the first quarter of 2005 and expect to receive additional amounts as follows:

Millions of dollars
April 1 through December 31, 2005	$15
2006	184
2007	41
2008	46
2009	132
Thereafter	16
Total	$434

During the first quarter of 2005, we sold $891 million in investments in marketable securities.
Our cash flow was supplemented by cash totaling $203 million from the sale of our 50% interest in Subsea 7, Inc. in January 2005.
Further sources of cash. In the first quarter of 2005, we entered into an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. The new credit facility replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit issued under the previous secured $700 million three-year revolving credit facility is now under our unsecured $1.2 billion revolving facility and has a balance of $166 million as of March 31, 2005. The letter of credit reduces the availability under the revolving credit facility to approximately $1.0 billion. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of March 31, 2005.
Significant uses of cash
We used approximately $2.4 billion in the first quarter of 2005 to fund the asbestos and silica liability trusts in January 2005.
In January 2005, we made the following payments for our asbestos and silica liability settlement:

Millions of dollars
Payment to the asbestos and silica trust in accordance
with the plan of reorganization	$2,345
Payment related to insurance partitioning
agreement reached with Federal-Mogul in
October 2004 - first of three installments	16
Cash settlement payment to the silica trust	15
Payments related to RHI Refractories agreement	11
First of four installments for the one-year non-interest-
bearing note of $31 million for the benefit of
asbestos claimants	8
Total	$2,395

Our working capital requirements for our Iraq-related work, excluding cash and equivalents, were down from $700 million at December 31, 2004 to approximately $600 million at March 31, 2005.
On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of these senior notes outstanding.
Capital expenditures of $142 million in the first quarter of 2005 were 9% higher than in the first quarter of 2004. Capital spending in 2005 continued to be primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments. We paid $63 million in dividends to our shareholders in the first quarter of 2005 and $55 million in the first quarter of 2004. Dividends increased as a result of the issuance of the 59.5 million shares of our common stock contributed to the asbestos trust in January 2005.

Future uses of cash. Capital spending for 2005 is expected to be approximately $650 million. The capital expenditures budget for 2005 includes increased software spending as KBR moves forward with the implementation of SAP and higher spending in the Energy Services Group to accommodate increased business.
As of March 31, 2005, we had commitments to fund approximately $50 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $38 million of the commitments to be paid during the remainder of 2005.
We continue to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil, and are obligated to fund total shortages over the remaining project life. Estimated cash flows relating to the losses are as follows:

Millions of dollars
Amount funded through March 31, 2005 (including
repayment of $300 million of advance payments)	$734
Amounts to be paid (received) in the remainder of 2005:
Change orders	(37)
Remaining project costs, net of revenue to be received	65
Total cash shortfalls	$762

Of the $734 million funded through March 2005, as reflected in the table above, $148 million was funded in the first quarter of 2005.
Other factors affecting liquidity
Accounts receivable securitization facilities. In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The total amount outstanding under this agreement as of March 31, 2005 was approximately $242 million. Subsequent to March 31, 2005, the receivables were collected, and we have not sold any additional receivables. See “Off Balance Sheet Risk” below for further discussion regarding this facility.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of March 31, 2005, including $294 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of March 31, 2005 and related to the Barracuda-Caratinga project were $276 million of performance letters of credit and $170 million of retainage letters of credit. Certain of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Credit ratings. Investment grade ratings are BBB- or higher for Standard & Poor’s and Baa3 or higher for Moody’s Investors Service. Our current ratings are one level above BBB- on Standard & Poor’s and one level above Baa3 on Moody’s Investors Service. In the first quarter of 2005, Standard & Poor’s revised its credit watch listing for us from “developing” to “stable” and its short-term paper and commercial rating from A-3 to A-2, and Moody’s Investors Service revised its outlook from “stable” to “positive.” Both companies revised their ratings in response to our announcement that, effective December 31, 2004, we have resolved all open and future asbestos and silica claims.
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain certain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain an interest coverage ratio of at least 3.5 and a leverage ratio of not greater than 55%. We are also required to maintain a debt-to-capitalization ratio of not greater than 60% for the $1.2 billion revolving credit facility. At March 31, 2005, our interest coverage ratio was 9.3, our leverage ratio was 40%, and our debt-to-capitalization ratio was 48%. Due to the redemption of the $500 million senior notes in April 2005, we estimate that our debt-to-capitalization ratio will decline to 45%.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We currently operate in over 100 countries throughout the world, providing a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products, including engineering and construction activities. We sell services and products primarily to major, national, and independent oil and gas companies and the United States government. The products and services provided to major, national, and independent oil and gas companies are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas resources through refining, processing, and marketing. Our six business segments are organized around how we manage the business: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the Energy Services Group, and the combination of Government and Infrastructure and Energy and Chemicals as KBR.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first quarter of 2005, based upon the location of the services provided and products sold, 30% of our consolidated revenue was from Iraq, primarily related to our work for the United States Government, and 25% of our consolidated revenue was from the United States. In the first quarter of 2004, 39% of our consolidated revenue was from Iraq, and 17% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Energy Services Group
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production activities by international and national oil companies, the world economy, and global stability, which together drive worldwide drilling activity. Also, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs. Our Energy Services Group financial performance is significantly affected by oil and gas prices and worldwide rig activity which are summarized in the following tables.
This table shows the average oil and gas prices for West Texas Intermediate crude oil and Henry Hub natural gas prices:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil and Gas Prices	2005	2004	2004
West Texas Intermediate (WTI)
oil prices (dollars per barrel)	$49.58	$35.22	$41.31
Henry Hub gas prices (dollars per
million cubic feet)	$6.40	$5.61	$5.85

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Average Rig Counts	2005	2004	2004
Land vs. Offshore
United States:
Land	1,178	1,021	1,093
Offshore	101	98	97
Total	1,279	1,119	1,190
Canada:
Land	518	524	365
Offshore	3	4	4
Total	521	528	369
International (excluding Canada):
Land	629	562	594
Offshore	247	235	242
Total	876	797	836
Worldwide total	2,676	2,444	2,395
Land total	2,325	2,107	2,052
Offshore total	351	337	343

	Three Months Ended		Year Ended
	March 31		December 31
Average Rig Counts	2005	2004	2004
Oil vs. Gas
United States:
Oil	185	153	165
Gas	1,094	966	1,025
Total	1,279	1,119	1,190
Canada: *	521	528	369
International (excluding Canada):
Oil	668	598	648
Gas	208	199	188
Total	876	797	836
Worldwide total	2,676	2,444	2,395
* Canadian rig counts by oil and gas were not available.

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas. With higher prices, they may have more cash flow, which usually translates into higher exploration and production budgets. Higher prices may also mean that oil and gas exploration in marginal areas can become attractive, so our customers may consider investing in such properties when prices are high. When this occurs, it means more potential work for us. The opposite is true for lower oil and gas prices.
Oil prices continued to trend upward in the first quarter of 2005 and the Energy Information Administration expects prices to remain above $50 per barrel for the rest of 2005 and 2006. Increases in crude oil prices are due to a combination of the following factors:
-	growth in worldwide petroleum demand remains robust, despite high oil prices;
-	projected growth in the non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate worldwide demand growth;

-	worldwide spare crude oil production capacity has recently diminished and is projected to remain low; and
-	geopolitical risks are continuing, such as the insurgency in Iraq and political unrest in Nigeria and Venezuela.
In March 2005, OPEC announced it would increase its production quota by 500,000 barrels per day and was prepared to approve an additional 500,000 barrels per day quota increase should oil prices remain at current levels.
Natural gas prices for the first quarter of 2005 continued to move higher compared to last quarter and a year ago. The upward trend in natural gas prices is expected to continue, in spite of adequate natural gas storage, due to a continued strong economy and the expectation that Pacific northwest hydroelectric resources will be below normal through mid-summer.
Heightened demand coupled with high petroleum and natural gas prices in the first quarter of 2005 contributed to a 10% increase in average worldwide rig count compared to the first quarter of 2004. This increase was primarily driven by the United States rig count, which grew 14% year-over-year. Land gas drilling in the United States rose sharply, as gas prices remained high due to economic demand growth and higher fuel oil prices that discouraged switching to a lower-priced fuel source to minimize cost. Average Canadian rig counts remained relatively flat year-over-year. Outside of North America, average rig counts increased in Latin America, Asia Pacific, and the Middle East, with nearly the entire increase related to oil production. In Europe, where average rig counts declined compared to the first quarter of 2004, oil company dissatisfaction with high operating costs and inconsistent government policies impeded exploration and production recovery. Spears and Associates predicted that operators as a group will increase their activity in terms of rigs, wells, and footage in the range of 4% to 6% in most regions in 2005. Spears and Associates forecasted a 4% increase in United States rigs, with a 5% rise offshore. Thus, the three-year downturn in the United States offshore rig count is expected to end in 2005. Spears and Associates is projecting a 5% increase in international rig count in 2005.
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
In the second and third quarters of 2004, we implemented several United States price book increases, primarily in pressure pumping services. We worked diligently to minimize the impact of inflationary pressures in our cost base in 2004 and are maintaining a steady focus on capital discipline. During the first quarter of 2005, we realized some of the benefits of these price book increases and expect to realize the remaining benefits during the remainder of 2005. Effective April 15, 2005, we implemented additional price increases ranging from 11% to 15%. Some of the increase will be used to offset higher labor and supply costs we are currently experiencing.
Overall outlook. The outlook for world oil demand continues to remain strong, with increasing demand from China and India being significant factors. Excess oil production capacity will remain low and that, along with strong demand, will keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The Energy Information Administration forecasts world petroleum demand growth for 2005-2006 to remain strong, but down from the rate of demand growth seen in 2004.
We are well-positioned in the strong United States pressure pumping market, where we have a leading share of the United States onshore gas market. We are also well-positioned in the offshore segments that could experience a rebound over the next several quarters, particularly the deepwater Gulf of Mexico.
Finally, technology is an important aspect of our business, and we continue to focus on improving the development and introduction of new technologies. In 2005, we expect to continue to invest in technology at a similar level as 2004.

KBR
KBR provides a wide range of services to energy and industrial customers and government entities worldwide. KBR projects are generally longer-term in nature than our Energy Services Group work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities.
Effective October 1, 2004, we restructured KBR into two segments, Government and Infrastructure and Energy and Chemicals. As a result of the reorganization and in a continued effort to better position KBR for the future, we made several strategic organizational changes. We eliminated certain internal expenditures; we refocused our research and development expenditures with emphasis on the more profitable liquefied natural gas (LNG) market; and we took appropriate steps to streamline the entire organization. KBR’s first quarter 2005 results reflect significant progress related to the restructuring, and we continue to believe the restructuring of KBR will yield approximately $100 million in annual savings.
In our Government and Infrastructure segment, our government services work is forecasted to grow in all regions, with United States government spending outpacing other markets. Our work in Iraq continues to be our largest revenue contributor within this segment. In April 2005, KBR successfully resolved two issues under our LogCAP contract. See Note 12 to the condensed consolidated financial statements for further discussion. Going forward, we expect activity in Iraq to decline, but not as much as we had previously anticipated.
Within our Energy and Chemicals segment, the major focus is on our gas monetization work. Forecasted LNG market growth remains strong in a range of 7% to 10% annual growth through 2010, with demand indicated to double in the period through 2015. Significant numbers of new LNG liquefaction plant and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction (EPC) projects are now yielding substantial growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007 and beyond. During the first quarter of 2005, KBR and its joint venture partners were awarded a gas monetization contract valued at $1.8 billion for the engineering, procurement, construction, and commissioning (EPCC) of the grassroots Tangguh LNG facility. In April 2005, KBR and a joint venture partner were also awarded an EPC contract valued at $1.7 billion for a gas-to-liquids (GTL) facility in Escravos, Nigeria. This grassroots facility is the first of its kind in West Africa and will provide significant environmental benefits by converting currently flared natural gas to produce clean GTL fuels.
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
We are continuing with our strategy to move away from fixed-price engineering, procurement, installation, and commissioning (EPIC), offshore contracts within our Energy and Chemical segments. We have two remaining major fixed-price EPIC offshore projects. As of March 31, 2005, they are substantially complete.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

	Three Months Ended
Revenue:	March 31		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$900	$708	$192	27%
Fluid Systems	631	535	96	18
Drilling and Formation Evaluation	489	444	45	10
Digital and Consulting Solutions	164	129	35	27
Total Energy Services Group	2,184	1,816	368	20
Government and Infrastructure	2,091	2,868	(777)	(27)
Energy and Chemicals	663	835	(172)	(21)
Total KBR	2,754	3,703	(949)	(26)
Total revenue	$4,938	$5,519	$(581)	(11)%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$503	$354	$149	42%
Latin America	95	73	22	30
Europe/Africa	163	146	17	12
Middle East/Asia	139	135	4	3
Subtotal	900	708	192	27
Fluid Systems:
North America	320	259	61	24
Latin America	88	74	14	19
Europe/Africa	123	118	5	4
Middle East/Asia	100	84	16	19
Subtotal	631	535	96	18
Drilling and Formation Evaluation:
North America	186	153	33	22
Latin America	82	65	17	26
Europe/Africa	86	81	5	6
Middle East/Asia	135	145	(10)	(7)
Subtotal	489	444	45	10
Digital and Consulting Solutions:
North America	50	48	2	4
Latin America	49	17	32	188
Europe/Africa	38	27	11	41
Middle East/Asia	27	37	(10)	(27)
Subtotal	164	129	35	27
Total Energy Services Group revenue
by region:
North America	1,059	814	245	30
Latin America	314	229	85	37
Europe/Africa	410	372	38	10
Middle East/Asia	401	401	-	-
Total Energy Services Group revenue	$2,184	$1,816	$368	20%

	Three Months Ended
Operating income (loss):	March 31		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$291	$82	$209	255%
Fluid Systems	113	60	53	88
Drilling and Formation Evaluation	80	43	37	86
Digital and Consulting Solutions	29	29	-	-
Total Energy Services Group	513	214	299	140
Government and Infrastructure	53	62	(9)	(15)
Energy and Chemicals	52	(77)	129	168
Total KBR	105	(15)	120	NM
General corporate	(32)	(24)	(8)	(33)
Operating income	$586	$175	$411	235%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$232	$47	$185	394%
Latin America	20	10	10	100
Europe/Africa	20	4	16	400
Middle East/Asia	19	21	(2)	(10)
Subtotal	291	82	209	255
Fluid Systems:
North America	69	31	38	123
Latin America	16	11	5	45
Europe/Africa	18	11	7	64
Middle East/Asia	10	7	3	43
Subtotal	113	60	53	88
Drilling and Formation Evaluation:
North America	45	17	28	165
Latin America	12	5	7	140
Europe/Africa	7	4	3	75
Middle East/Asia	16	17	(1)	(6)
Subtotal	80	43	37	86
Digital and Consulting Solutions:
North America	7	23	(16)	(70)
Latin America	(2)	4	(6)	(150)
Europe/Africa	22	-	22	NM
Middle East/Asia	2	2	-	-
Subtotal	29	29	-	-
Total Energy Services Group
operating income by region:
North America	353	118	235	199
Latin America	46	30	16	53
Europe/Africa	67	19	48	253
Middle East/Asia	47	47	-	-
Total Energy Services Group
operating income	$513	$214	$299	140%
NM - Not Meaningful

The decrease in consolidated revenue in the first quarter of 2005 compared to the first quarter of 2004 was largely attributable to reduced activity in our government services projects, primarily in the Middle East, and the winding down of offshore fixed-price EPIC operations. This was partially offset by increased revenue from sales of our Energy Services Group products and services, predominantly resulting from significantly higher oil and gas prices favorably impacting worldwide rig counts and United States price book increases beginning in the second quarter of 2004. International revenue was 75% of consolidated revenue in the first quarter of 2005 and 83% of consolidated revenue in the first quarter of 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.7 billion or 34% of consolidated revenue in the first quarter of 2005 compared to $2.6 billion or 47% of consolidated revenue in the first quarter of 2004.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from strong demand due to increased oilfield activity and KBR’s settlement of DFAC issues, definitization of task orders under LogCAP, and savings from our restructuring plan. Also contributing to consolidated operating income in the first quarter of 2005 was the $110 million gain on sale of our equity investment in the Subsea 7, Inc. joint venture.
In the first quarter of 2005, Iraq-related work contributed approximately $1.5 billion to consolidated revenue and $38 million to consolidated operating income, a 2.6% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the first quarter of 2004 was driven by a 29% improvement in revenue from production enhancement services, largely attributable to increased onshore activity and pricing improvements in the United States. Sales of completion tools increased 10%, which includes a $13 million revenue decline in surface well testing due to the sale of that operation in the third quarter of 2004. Completion tools saw improvement across all four regions, led by Latin America, largely resulting from increased reservoir performance services in Mexico, and North America, due to increased activity both onshore and in the Gulf of Mexico. Additionally, WellDynamics contributed revenue of $15 million in the first quarter of 2005 compared to revenue of $2 million in the first quarter of 2004. Also impacting the segment revenue comparison was a $17 million operating loss in the first quarter of 2004 on our equity investment in the Subsea 7, Inc. joint venture, which was sold in January 2005. International revenue was 50% of total segment revenue in the first quarter of 2005 compared to 56% in the first quarter of 2004.
The increase in operating income for the segment compared to the first quarter of 2004 included a $110 million gain on the sale of our equity interest in the Subsea 7, Inc. joint venture. Production enhancement services was the major contributor to segment operating income, increasing 76% over the first quarter of 2004, primarily resulting from increased land rig activity, higher equipment utilization, and improved pricing in the United States. Improved results from production enhancement services in Asia, southern Africa, and the North Sea were partially offset by lower activity in the Caspian and the Middle East. Completions tools operating income increased 93% and spanned all four geographic regions, largely due to increased well completion, sand control, and reservoir performance activities. Additionally, the first quarter of 2004 results included a $17 million operating loss on our Subsea 7, Inc. equity investment, which was sold in January 2005.
Fluid Systems revenue improvement in the first quarter of 2005 compared to the first quarter of 2004 resulted from a 20% increase in revenue from cementing activities and a 17% increase from sales of Baroid Fluid Services. All geographic regions yielded increased revenue from both product service lines, with North America providing the largest portion due to improved pricing and higher rig activity, both onshore and in the Gulf of Mexico. Baroid Fluid Services revenue also benefited from increased activity in Asia. International revenue was 55% of total segment revenue in the first quarter of 2005 compared to 58% in the first quarter of 2004.

The segment operating income increase compared to the first quarter of 2004 resulted from increases of 60% from cementing services and 230% from Baroid Fluid Services. Both product service lines saw improved results from all geographic regions, with the majority derived from North America on pricing improvements and higher rig activity across the region. Cementing services results further benefited from improved crew and equipment utilization in the United States, while Baroid Fluid Services benefited from increased deepwater activity and lower costs in the Gulf of Mexico and improved results in Nigeria and Mexico.
Drilling and Formation Evaluation increase in revenue compared to the first quarter of 2004 was driven by a 16% increase in drilling services revenue, primarily derived from new contract start-ups in Latin America and increased land rig activity and pricing improvements in North America. Additionally, both of these geographies benefited from strong sales of GeoPilot® services in the first quarter of 2005. Drill bits sales increased 19% over the prior year quarter, predominantly in the United States due to strong drilling activity and our new fixed cutter bit technology. Revenue from logging services decreased 3%, while substantially increased demand for services in the United States was offset by direct sales to China included in the first quarter of 2004. International revenue was 71% of total segment revenue in the first quarter of 2005 compared to 75% in the first quarter of 2004.
The increase in segment operating income for the first quarter of 2005 resulted chiefly from improved pricing and increased onshore activity in the United States across all product service lines. Operating income from drilling services was the primary contributor to segment operating income, increasing 71%. Drilling services benefited from improved pricing and volume and higher equipment utilization in Latin America, as well as lower depreciation expense of $9 million in the first quarter of 2005 due to extending depreciable asset lives of certain drilling tools beginning in the second quarter of 2004. Logging services operating income increased 65% due to improved activity and pricing in North America. Drill bits results yielded a 300% improvement due to strong fixed cutter bit sales in North America and cost reduction efforts primarily in North America and Latin America.
Digital and Consulting Solutions revenue improvement in the first quarter of 2005 compared to the first quarter of 2004 was largely driven by project management services, with a 54% increase in revenue due to increased activity in Mexico, partially offset by reductions in Indonesia and Eurasia. Landmark revenue improved 10%, achieving a first quarter revenue record despite the usual seasonal decline, due to increased sales of real-time drilling applications as well as increased services from data bank projects. International revenue was 71% of total segment revenue in the first quarter of 2005 compared to 66% in the first quarter of 2004.
Segment operating income was flat compared to the first quarter of 2004. Included in the first quarter of 2005 results was a $17 million insurance claim settlement related to a pipe fabrication and laying project in the North Sea. This was partially offset by an $8 million loss on two fixed-price integrated solutions projects in Mexico due to some additional downhole well problems. The first quarter of 2004 operating income included a $13 million release of legal liability accruals related to the Anglo-Dutch settlement.
Government and Infrastructure revenue declined $777 million compared to the first quarter of 2004, primarily due to declining government services in the Middle East resulting from completion of the RIO contract in late 2004. Partially offsetting the decreases was $47 million higher revenue earned by our DML shipyard activities.
Government and Infrastructure operating income decreased $9 million compared to the first quarter of 2004. Contributing to the earnings decline were completion of the RIO contract in 2004 and an $11 million loss on a joint venture road project in the United Kingdom. Partially offsetting these decreases are a one-time $11 million cash distribution from a cost basis investment in the United States that had been fully reserved. In addition, the first quarter of 2005 results were positively impacted by $22 million of operating income resulting from award fees related to definitized task orders in excess of our historical award fee accrual rate and the settlement of the DFAC services under our LogCAP contract.

Energy and Chemicals revenue decreased $172 million compared to the first quarter of 2004. Revenue from several LNG and oil and gas projects in Africa declined by $108 million, as they were completed or substantially completed in the last 12 months. Additionally, revenue from offshore fixed-price EPIC projects decreased $76 million compared to the first quarter of 2004, as they are substantially completed. Partially offsetting the segment decrease was $35 million in increased revenue from higher progress and activities on an offshore project management contract in Kazakhstan and a crude oil facility project in Canada.
Segment operating income totaled $52 million in the first quarter of 2005 compared to a $77 million loss in the first quarter of 2004. Included in the first quarter of 2004 results was a $97 million loss on the Barracuda-Caratinga project in Brazil. Contributing to the earnings increase in the first quarter of 2005 were stronger results on many projects, including offshore engineering and management projects in the Caspian and Angola and offshore production services projects in the United Kingdom. In addition, the first quarter of 2005 results benefited from $9 million in equity income, from a joint venture, related to a gain on sale of marketable equity securities.
General corporate expenses were $32 million in the first quarter of 2005 compared to $24 million in the first quarter of 2004. The increase was primarily due to legal expenses related to the Nigeria LNG investigation, higher professional expenses on specific projects, and an adjustment to our self-insurance reserve, all during the first quarter of 2005.

Nonoperating Items
Interest expense decreased $4 million in the first quarter of 2005 compared to the first quarter of 2004, primarily due to the write-off of issue costs related to a master letter of credit facility upon its expiration in the fourth quarter of 2004.
Foreign currency gains (losses), net improved to even in the first quarter of 2005 from a $3 million net loss in the first quarter of 2004. Various currencies contributed to the improvement, most notably the Canadian dollar.
Other, net in the first quarter of 2005 includes $2 million in costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable. “Other, net” in the first quarter of 2004 primarily reflects a $6 million pretax gain on the sale of our remaining shares of National Oilwell, Inc. common stock received in the January 2003 disposition of Mono Pumps.
Provision for income taxes from continuing operations in the first quarter of 2005 resulted in an effective tax rate of 31% compared to an effective tax rate of 37% for the first quarter of 2004. Our annualized tax rate as applied to the first quarter of 2005 was positively impacted by a reduction in our valuation allowance against future tax attributes related to our asbestos liabilities. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income, which reduces the number of years we project foreign tax credits to be displaced.
Loss from discontinued operations, net of tax in the first quarter of 2004 included a $190 million pretax charge for the March 31, 2004 revaluation of the 59.5 million shares of Halliburton common stock that were contributed to the trusts established for the benefit of asbestos and silica claimants.

OFF BALANCE SHEET RISK

In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both March 31, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.

In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was approximately $242 million as of March 31, 2005 and approximately $263 million as of December 31, 2004. Subsequent to March 31, 2005, the receivables were collected, and we have not sold any additional receivables.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $44 million as of March 31, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of March 31, 2005, those 14 sites accounted for approximately $14 million of our total $44 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005. We are currently evaluating what impact, if any, this statement will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS No. 123R will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years and the number of shares purchased under the ESPP.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believes,” “do not believe,” “expects,” “do not expect,” “anticipates,” “do not anticipate,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission (SEC). We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations, including the risks relating to:

Legal Matters
United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.5 billion in the first quarter of 2005 compared to $2.4 billion in the first quarter of 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies under any affected contract, which remedies could include threatened termination or termination. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected, although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.

DCAA audit issues
Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). We then work with our customer to resolve the issues noted in the audit report.
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with these new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it will retain from the $213 million previously withheld amount. We will attempt to pass this $55 million price reduction to the subcontractors. We are currently withholding funds from the subcontractors in excess of this amount. These excess amounts will be paid to the subcontractors upon release of the withholds from the government. As a result of this agreement, we recorded $10 million in additional operating income during the first quarter of 2005.
Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task order, and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $276 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the AMC and the subcontractor to resolve this issue.

Other issues. The DCAA is continuously performing audits of costs incurred for other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
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
In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager at our subcontractor, La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This makes us current with regard to definitization of historical LogCAP task orders and eliminates the potential 15% withholding issue under the LogCAP contract. In addition, we recorded $12 million in additional income in the first quarter of 2005 resulting from the recognition of incremental award fees related to the definitized task orders.

As of March 31, 2005, the COE had withheld $95 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted five of the unfinalized seven proposals and are in the process of developing revised proposals for the remaining two. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued. Approximately $2 million was withheld from our PCO Oil South project as of March 31, 2005. The PCO Oil South project has definitized substantially all of the task orders, and withholdings are not continuing on those task orders. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary and ends once the definitization process is complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $102 million at March 31, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
We received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. We provided our cost report and believe that we made the requested corrections. If we are unable to satisfy our customer, our customer may pursue remedies under the applicable federal acquisition regulations, including terminating the affected contract. Although there can be no assurances, we do not expect that our work on the PCO Oil South project will be terminated for default. We are continuing to work with our customer to develop a mutually acceptable management cost reporting system and are supplementing the existing PCO Oil South cost reporting team with additional manpower. The PCO Oil South contract has been challenging in part due to violent attacks by insurgents on infrastructure in the southern part of Iraq. Currently, the volume of work performed on PCO Oil South is lower than we had projected initially, and we believe the risk/reward profile is unattractive.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report it will be submitted to the DCMA who will make a determination of the adequacy of our accounting systems for government contracting.

The Balkans
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
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to other current and former Kellogg Brown & Root employees. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
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
As a result of our continuing investigation into these matters, information has been uncovered suggesting that commencing at least 10 years ago, the members of TSKJ considered payments to Nigerian officials. We provided this information to the United States Department of Justice, the SEC, the French magistrate, and the Nigerian Economics and Financial Crimes Commission. We also notified the other owners of TSKJ of the recently uncovered information and asked each of them to conduct their own investigation.
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
There can be no assurance that governmental investigation or our investigation of these matters will not conclude that violations of applicable laws have occurred or that the results of these investigations will not have a material adverse effect on our business and results of operations.
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
If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and the treble civil damages in favor of any persons financially injured by such violations. If such violations occurred, the United States government also would have the discretion to deny future government contracts business to KBR or affiliates or subsidiaries of KBR. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by or relationship issues with customers are also possible.
There can be no assurance that the results of these investigations will not have a material adverse effect on our business and results of operations.
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents on September 16, 2004.

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
Our operations in more than 100 countries other than the United States accounted for approximately 75% of our consolidated revenue during the first quarter of 2005 and 78% of our consolidated revenue during 2004. Based on the location of services provided and products sold, 30% of our consolidated revenue in the first quarter of 2005 and 26% during 2004 were from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
-	expropriation and nationalization of our assets in that country;
-	political and economic instability;
-	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
-	natural disasters, including those related to earthquakes and flooding;
-	inflation;
-	currency fluctuations, devaluations, and conversion restrictions;
-	confiscatory taxation or other adverse tax policies;
-	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;
-	governmental activities that may result in the deprivation of contract rights; and
-	governmental activities that may result in the inability to obtain or retain licenses required for operation.
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

In addition, investigations by governmental authorities (see “Legal Matters - Nigerian joint venture and investigations” above), as well as the social, economic, and political climate in Nigeria, could materially and adversely affect our Nigerian business and operations. In September 2004, the Federal Republic of Nigeria issued a directive banning Halliburton Energy Services Nigeria Limited, one of our subsidiaries, from receiving contracts from the Nigerian government or from companies controlled by the Nigerian government. We believe this directive to have been originally issued as a result of an adverse reaction in Nigeria to the theft of radioactive material that we used in wireline logging operations, which was subsequently recovered and returned to Nigeria. We believe this continues to be unresolved because of the matters under investigation. We are currently working with the Nigerian government to obtain a lifting of the ban. If the ban is not lifted, it will have an adverse effect on our ability to conduct portions of our ESG business in Nigeria.
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
Income taxes
We have operations in more than 100 countries other than the United States. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment including changes in tax law and currency/repatriation controls could impact the determination of our tax liabilities for a tax year.
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
We conduct business in countries that have nontraded or “soft” currencies which, because of their restricted or limited trading markets, may be more difficult to exchange for “hard” currency. We may accumulate cash in soft currencies, and we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries.

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

Fixed-price contracts
We contract to provide services either on a cost-reimbursable basis or on a fixed-price basis. We bear the risk of cost overruns, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project or our failure to complete our contractual obligations within the time frame and costs committed could have a material adverse effect on our business, results of operations, and financial condition.
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
Environmental and other similar requirements generally are becoming increasingly strict. Sanctions for failure to comply with these requirements, many of which may be applied retroactively, may include:
-	administrative, civil, and criminal penalties;
-	revocation of permits to conduct business; and
-	corrective action orders, including orders to investigate and/or clean-up contamination.
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
We are exposed to claims under environmental requirements, and, from time to time, such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for clean-up costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of environmental laws could be substantial and could have a material adverse effect on our consolidated results of operations.
Changes in environmental requirements may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns). A decline in exploration and production, in turn, could materially and adversely affect us.
Regulatory requirements
We are subject to a number of global and industry wide regulatory and licensing requirements related to the radioactive sources, explosives and chemicals used in our business. In addition, there are numerous regulatory and licensing requirements related to ownership, employee qualifications, transportation, storage, and handling of those materials. Changes in the regulatory and licensing requirements or our failure to comply with regulatory or licensing requirements related to those materials may negatively impact our ability to provide services in some jurisdictions and could materially and adversely affect us.

Intellectual property rights
We rely on a variety of intellectual property rights that we use in our products and services. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.
Technology
The market for our products and services is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in technology, our business and revenue could be materially and adversely affected, and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment and facilities, or work processes become obsolete, we may no longer be competitive, and our business and revenue could be materially and adversely affected.
Systems
Our business could be materially and adversely affected by problems encountered in the installation of a new SAP financial system to replace the current systems for KBR.
Technical personnel
Many of the services that we provide and the products that we sell are complex and highly engineered and often must perform or be performed in harsh conditions. We believe that our success depends upon our ability to employ and retain technical personnel with the ability to design, utilize, and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high, and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and our growth potential could be impaired.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 11, 12, and 13 to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2005.

			Total Number of
			Shares Purchased as
	Total		Part of Publicly
	Numberof Shares	Average Price Paid	Announced Plans or
Period	Purchased (a)	per Share	Programs
January 1-31	86,578	$40.24	-
February 1-28	21,503	$40.13	-
March 1-31	45,017	$44.54	-
Total	153,098	$41.49	-

(a) All of the shares repurchased during the three-month period ended March 31, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares of our common stock, of which 22,385,700 shares may yet be purchased.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
10.1
Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks and the Issuing Banks party thereto, Citicorp North America, Inc. (“CNAI”), as Paying Agent, and CNAI and JPMorgan Chase Bank, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 10, 2005, File No. 1-3492).

10.2
Amendment to Stockholder Agreement dated March 17, 2005 between Halliburton Company and DII Industries, LLC Asbestos PI Trust (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 18, 2005, File No. 1-3492).

10.3
Underwriting Agreement dated March 17, 2005 among Halliburton Company, DII Industries, LLC Asbestos PI Trust, J.P. Morgan Securities Inc., Goldman, Sachs & Co., and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed March 18, 2005, File No. 1-3492).

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

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum

C. Christopher Gaut Executive Vice President and Chif Financial Officer	Mark A. McCollum Senior Vice President and Chief Accounting Officer

Date: April 29, 2005