Form 10-Q
period 2005-06-30
HALLIBURTON CO
filed 2005-07-29
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
Yes X No

As of July 22, 2005, 508,306,762 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-25

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26-61

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	62

PART II.	OTHER INFORMATION
		63
Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Submission of Matters to a Vote of Security Holders	63-64

Item 5.	Other Information	64

Item 6.	Exhibits	65

Signatures		66

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars and shares except per share data)	2005	2004	2005	2004
Revenue:
Services	$4,501	$4,448	$8,858	$9,484
Product sales	656	515	1,213	1,006
Equity in earnings (losses) of unconsolidated affiliates, net	6	(7)	30	(15)
Total revenue	5,163	4,956	10,101	10,475
Operating costs and expenses:
Cost of services	3,923	4,442	7,809	9,237
Cost of sales	540	462	1,014	915
General and administrative	96	78	197	174
Gain on sale of business assets, net	(3)	-	(112)	-
Total operating costs and expenses	4,556	4,982	8,908	10,326
Operating income (loss)	607	(26)	1,193	149
Interest expense	(51)	(53)	(103)	(109)
Interest income	9	7	21	17
Foreign currency gains (losses), net	(7)	(7)	(7)	(10)
Other, net	(3)	(1)	(5)	4
Income (loss) from continuing operations before income taxes and minority
interest	555	(80)	1,099	51
(Provision) benefit for income taxes	(154)	29	(323)	(20)
Minority interest in net income of subsidiaries	(10)	(7)	(18)	(13)
Income (loss) from continuing operations	391	(58)	758	18
Income (loss) from discontinued operations, net of tax benefit (provision) of
$(1), $87, $0, $146	1	(609)	(1)	(750)
Net income (loss)	$392	$(667)	$757	$(732)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.78	$(0.13)	$1.51	$0.04
Income (loss) from discontinued operations, net	-	(1.39)	-	(1.71)
Net income (loss)	$0.78	$(1.52)	$1.51	$(1.67)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.76	$(0.13)	$1.48	$0.04
Income (loss) from discontinued operations, net	-	(1.39)	-	(1.71)
Net income (loss)	$0.76	$(1.52)	$1.48	$(1.67)

Cash dividends per share	$0.125	$0.125	$0.25	$0.25
Basic weighted average common shares outstanding	503	437	502	437
Diluted weighted average common shares outstanding	513	437	512	440
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
(Millions of dollars and shares except per share data)	2005	2004
Assets
Current assets:
Cash and equivalents	$1,575	$1,917
Investments in marketable securities	-	891
Receivables:
Notes and accounts receivable (less allowance for bad debts of $107 and $127)	2,738	2,873
Unbilled work on uncompleted contracts	1,542	1,812
Insurance for asbestos- and silica-related liabilities	91	1,066
Total receivables	4,371	5,751
Inventories	931	791
Current deferred income taxes	514	301
Other current assets	576	379
Total current assets	7,967	10,030
Property, plant, and equipment, net of accumulated depreciation of $3,716 and $3,674	2,550	2,553
Goodwill	744	795
Noncurrent deferred income taxes	470	780
Equity in and advances to related companies	391	541
Insurance for asbestos- and silica-related liabilities	301	350
Other assets	793	815
Total assets	$13,216	$15,864
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,871	$2,339
Current maturities of long-term debt	374	347
Accrued employee compensation and benefits	522	473
Advanced billings on uncompleted contracts	471	553
Asbestos- and silica-related liabilities	-	2,408
Short-term notes payable	73	15
Other current liabilities	861	997
Total current liabilities	4,172	7,132
Long-term debt	3,103	3,593
Employee compensation and benefits	630	635
Other liabilities	503	464
Total liabilities	8,408	11,824
Minority interest in consolidated subsidiaries	113	108
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 1,000 shares, issued 521 and 458 shares	1,303	1,146
Paid-in capital in excess of par value	2,585	277
Common shares to be contributed to asbestos trust - 59.5 shares	-	2,335
Deferred compensation	(92)	(74)
Accumulated other comprehensive income	(186)	(146)
Retained earnings	1,502	871
	5,112	4,409
Less 14 and 16 shares of treasury stock, at cost	417	477
Total shareholders’ equity	4,695	3,932
Total liabilities and shareholders’ equity	$13,216	$15,864
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30
(Millions of dollars)	2005	2004
Cash flows from operating activities:
Net income (loss)	$757	$(732)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations	1	750
Depreciation, depletion, and amortization	252	256
Provision (benefit) for deferred income taxes, including $0 and $(107) related to
discontinued operations	126	(120)
Distribution from (advances to) related companies, net of equity in (earnings) losses	20	(3)
Gain on sale of assets	(112)	(6)
Asbestos and silica liability payments related to Chapter 11 filing	(2,345)	-
Collection of asbestos receivables	1,028	-
Other changes:
Receivables and unbilled work on uncompleted contracts	250	(492)
Accounts receivable facilities transactions	(6)	318
Inventories	(141)	(39)
Accounts payable	(411)	290
Restricted cash related to Chapter 11 proceedings	4	(112)
Other	(86)	70
Total cash flows from operating activities	(663)	180
Cash flows from investing activities:
Capital expenditures	(289)	(284)
Sales of property, plant, and equipment	59	57
Dispositions (acquisitions) of business assets, net of cash disposed	201	(22)
Proceeds from sale of long-term securities	-	20
Sales (purchases) of short-term investments in marketable securities, net	891	(430)
Investments - restricted cash	-	88
Other investing activities	(19)	(10)
Total cash flows from investing activities	843	(581)
Cash flows from financing activities:
Proceeds from long-term debt, net of offering costs	12	496
Proceeds from exercises of stock options	126	23
Payments to reacquire common stock	(9)	(5)
Borrowings (repayments) of short-term debt, net	29	(7)
Payments of long-term debt	(541)	(11)
Payments of dividends to shareholders	(126)	(110)
Other financing activities	(5)	(1)
Total cash flows from financing activities	(514)	385
Effect of exchange rate changes on cash	(8)	1
Decrease in cash and equivalents	(342)	(15)
Cash and equivalents at beginning of period	1,917	1,104
Cash and equivalents at end of period	$1,575	$1,089
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$112	$102
Income taxes	$150	$110
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2005, the results of our operations for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 and 2004 may not be indicative of results for the full year.

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” or “Other assets” as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
Millions of dollars	2005	2004
Probable unapproved claims	$176	$182
Probable unapproved claims accrued revenue	172	182
Probable unapproved claims from unconsolidated
related companies	78	51

The probable unapproved claims, including unconsolidated related companies, as of June 30, 2005 relate to five contracts, most of which are complete or substantially complete. See Note 12 for discussion of government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of June 30, 2005 ($151 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of June 30, 2005, we had not accrued any amounts related to the counterclaims in the arbitrations.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $172 million at June 30, 2005 and $153 million at December 31, 2004 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded to “Unbilled work on uncompleted contracts,” included in the “Total receivables” amount on the condensed consolidated balance sheets. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”
Unapproved change orders
We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $64 million at June 30, 2005. Unapproved change orders at December 31, 2004 were $43 million. Our share of change orders from unconsolidated related companies totaled $5 million at June 30, 2005 and $37 million at December 31, 2004.
Barracuda-Caratinga project
Following is the status, as of June 30, 2005, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
-	the project was approximately 97% complete;
-
to date, we have recorded losses of $762 million reflecting cash shortfalls incurred and anticipated through completion of the project, of which $407 million was recorded in 2004 ($310 million during the second quarter 2004 and $97 million during the first quarter of 2004), $238 million was recorded in 2003, and $117 million was recorded in 2002;

-	the losses recorded include $22 million in liquidated damages paid in 2004 based on the final agreement with Petrobras;
-	the $300 million of advance payments received from our customer have been completely repaid; and
-	we have received $138 million relating to approved change orders.
The Barracuda and Caratinga vessels are each producing oil and gas, and we are currently working to complete construction-related items and to commence a contractually specified Lenders’ Reliability Test. In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flow-lines that have failed and that were identified by Petrobras while it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras and, as such, we believe the cost resulting from any replacements is not our responsibility.
We continue to fund operating cash shortfalls on this project and estimate that we will pay approximately $54 million during the remainder of 2005, which represents remaining project costs, net of revenue to be received.

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

The table below presents information on our segments.

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2005	2004	2005	2004
Revenue:
Production Optimization	$1,046	$797	$1,946	$1,505
Fluid Systems	699	554	1,330	1,089
Drilling and Formation Evaluation	566	423	1,055	867
Digital and Consulting Solutions	160	130	324	259
Total Energy Services Group	2,471	1,904	4,655	3,720
Government and Infrastructure	2,039	2,237	4,130	5,105
Energy and Chemicals	653	815	1,316	1,650
Total KBR	2,692	3,052	5,446	6,755
Total	$5,163	$4,956	$10,101	$10,475
Operating income (loss):
Production Optimization	$245	$121	$536	$203
Fluid Systems	135	77	248	137
Drilling and Formation Evaluation	126	59	206	102
Digital and Consulting Solutions	16	14	45	43
Total Energy Services Group	522	271	1,035	485
Government and Infrastructure	73	19	126	81
Energy and Chemicals	49	(296)	101	(373)
Total KBR	122	(277)	227	(292)
General corporate	(37)	(20)	(69)	(44)
Total	$607	$(26)	$1,193	$149

Intersegment revenue was immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three and six months ended June 30, 2005 included $1.6 billion and $3.3 billion or 32% and 33% of consolidated revenue from the United States Government, which was derived almost entirely by the Government and Infrastructure segment. Revenue from the United States Government during the three and six months ended June 30, 2004 represented 38% and 43% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 5. Receivables (Other than “Insurance for asbestos- and silica- related liabilities”)
In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both June 30, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.
In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was approximately $257 million as of June 30, 2005 and approximately $263 million as of December 31, 2004.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $45 million at June 30, 2005 and $37 million at December 31, 2004. If the average cost method had been used, total inventories would have been $19 million higher than reported at June 30, 2005 and $17 million higher than reported at December 31, 2004. Inventories consisted of the following:

Millions of dollars	June 30, 2005	December 31, 2004
Finished products and parts	$669	$602
Raw materials and supplies	195	156
Work in process	67	33
Total	$931	$791

Finished products and parts are reported net of obsolescence accruals of $114 million at June 30, 2005 and $119 million at December 31, 2004.

Note 7. Investments
Investments in marketable securities
Our investments in marketable securities are reported at fair value. At December 31, 2004, our investments in marketable securities consisted of auction rate securities classified as available-for-sale. The 2004 balance of the auction rate securities was previously classified as cash and equivalents due to our intent and ability to quickly liquidate these securities to fund current operations and their interest rate reset feature. The auction rate securities were reclassified as investments in marketable securities. There was no impact on net income or cash flow from operating activities as a result of the reclassification.
Restricted cash
At June 30, 2005, we had restricted cash of $121 million in “Other assets,” which consisted of:
-	$99 million as collateral for potential future insurance claim reimbursements; and
-	$22 million related to cash collateral agreements for outstanding letters of credit for various construction projects.
At December 31, 2004, we had restricted cash of $121 million in “Other assets” and $17 million in “Other current assets,” which consisted of similar items as above.

Note 8. Property, Plant, and Equipment
In the second quarter of 2004, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the tools of our Drilling and Formation Evaluation segment. This resulted in a $9 million reduction in depreciation expense in the first quarter of 2005, as well as a combined $35 million reduction in depreciation expense in the last three quarters of 2004. There was no impact in the second quarter of 2005 compared to the same period in the prior year. We extended the useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices that helped to extend the lives.

Note 9. Comprehensive Income
The components of other comprehensive income (loss) include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$392	$(667)	$757	$(732)

Cumulative translation adjustments	(19)	(17)	(29)	3
Realization of losses included in net income (loss)	-	-	3	-
Net cumulative translation adjustments	(19)	(17)	(26)	3

Unrealized net gains (losses) on investments
and derivatives	2	(7)	(1)	(12)
Realization of gains on investments and derivatives
included in net income (loss)	(3)	-	(13)	-
Net unrealized losses on investments and derivatives	(1)	(7)	(14)	(12)

Total comprehensive income (loss)	$372	$(691)	$717	$(741)

Accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
Millions of dollars	2005	2004
Cumulative translation adjustments	$(57)	$(31)
Pension liability adjustments	(130)	(130)
Unrealized gains on investments and derivatives	1	15
Total accumulated other comprehensive income	$(186)	$(146)

Note 10. Debt
Senior notes due 2007
On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of these senior notes.
Revolving credit facilities
In March 2005, we entered into a $1.2 billion variable rate, five-year unsecured revolving credit agreement, which replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit outstanding under the previous $700 million revolving credit facility is now outstanding under our $1.2 billion revolving credit agreement and has a balance of $107 million as of June 30, 2005. As of June 30, 2005 approximately $1.1 billion was available for borrowing under the $1.2 billion revolving credit agreement, but no borrowings had been made.
We are subject to a maximum debt-to-capitalization ratio of not greater than 60% under this revolver and are in full compliance at June 30, 2005.

Note 11. Asbestos and Silica Obligations and Insurance Recoveries
Several of our subsidiaries, particularly DII Industries and Kellogg Brown & Root, had been named as defendants in a large number of asbestos- and silica-related lawsuits. The plaintiffs’ alleged injuries were primarily a result of exposure to:
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

Millions of dollars
Asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $2,408 was current)	$(2,445)
Payment to trusts in accordance with the plan of reorganization	2,345
First installment payment of partitioning agreement with Federal-Mogul	16
Cash settlement payment to the silica trust	15
Payment on one-year asbestos note	8
Reclassification of remaining note balances to other current
liabilities and long-term debt	61
Asbestos- and silica-related liabilities - June 30, 2005 balance	$-
Insurance for asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $1,066 was current)	$1,416
Payments received	(1,028)
Write-off of insurance recoveries/net present value true-up	(3)
Accretion	7
Insurance for asbestos- and silica-related liabilities - June 30, 2005
balance (of which $91 is current)	$392

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
-
a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants. We prepaid the initial installment on the note of approximately $8 million in January 2005 and paid an additional $8 million in July 2005. The remaining amounts due under the note will be paid by the end of the fourth quarter of 2005; and

-
a silica note plus an initial payment into a silica trust of $15 million. The note provides that we will contribute an amount to the silica trust at the end of each year for the next 30 years of up to $15 million. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the value of this note plus the initial cash payment to be approximately $24 million at December 31, 2004. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust.

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

Insurance settlements. During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we will receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $1.028 billion related to these receivables were received in the first half of 2005. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts in several installments beginning in July 2005 through 2009.
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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At June 30, 2005, we had not recorded any liability associated with these indemnifications.

Note 12. United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $2.9 billion for the three and six months ended June 30, 2005 compared to $1.7 billion and $4.0 billion for the three and six months ended June 30, 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.

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
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. We have reached settlement agreements with all but one subcontractor and have resolved $44 million of the $55 million. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government. We will continue to withhold the $11 million pending settlement with the remaining subcontractor. We are finalizing the remaining contract documentation associated with the DFACs, and we expect to resolve this issue in the near future. As a result of the agreement with the AMC, as discussed above, we recorded $10 million in additional operating income during the first quarter of 2005.
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
The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $275 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the DCMA and the subcontractor to resolve this issue.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $60 million has been withheld as of June 30, 2005. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. However, we believe the DCAA may recommend withholding additional costs as their reviews continue. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 to our consolidated financial statements for further discussion.
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
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters.
In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager of La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This made us current with regard to definitization of historical LogCAP task orders and eliminated the potential 15% withholding issue under the LogCAP contract.

As of June 30, 2005, the COE had withheld approximately $120 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted six of the unfinalized seven proposals and are finalizing the revised proposal for the remaining one. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and we expect to receive payment in the third quarter of 2005 as the definitization process is substantially complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $108 million at June 30, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
In the first quarter of 2005, we received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. In June 2005, we received formal notification that the corrections made by us were satisfactory and the notice was lifted.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
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
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of June 30, 2005 are not material.

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
As of June 30, 2005, we have not accrued any amounts related to this investigation other than our current legal expenses.
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
As of June 30, 2005, we had not accrued any amounts related to this investigation other than our current legal expenses.
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
The attorneys representing the dissident plaintiff, filed another class action complaint in August 2003, raising allegations similar to those raised in the second amended consolidated complaint regarding the accounting and disclosure claims and the Dresser claims. In addition, the complaint enhances the Dresser claims to include allegations related to our accounting with respect to the acquisition, integration, and reserves of Dresser. We moved to dismiss that complaint, styled Kimble v. Halliburton Company, et al. (the “Kimble action”); however, the court never ruled on our motion and ordered the case consolidated with the Moore class action. On August 3, 2004, the attorneys representing the dissident plaintiff filed a motion for leave to file yet another class action complaint styled Murphey v. Halliburton Company, et al., which was subsequently granted by the court. The Murphey complaint raised and augments allegations similar to those in the Moore class action and the Kimble action, including additional allegations regarding disclosure of asbestos liability exposure.
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
After the mediation, the lead plaintiff and lead counsel filed motions to withdraw as lead plaintiff and lead counsel. The court conducted a hearing on those motions on April 29, 2005. At that hearing the court appointed co-lead counsel and directed that they file a third consolidated amended complaint not later than May 9, 2005 and that we file our motion to dismiss not later than June 8, 2005. That motion has now been filed and fully briefed. The court has set a hearing on that motion for August 2, 2005. Should the motion to dismiss be denied, we intend to vigorously defend the action.
On September 9, 2004, the court ordered that if no objections to the settlement of the derivative action described above were made by October 20, 2004, the court would finally approve the derivative action settlement. On February 18, 2005, the court entered an order dismissing the derivative action with prejudice.

Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. The case was scheduled for trial beginning the last full week of May 2005. At the conclusion of jury selection, we again requested a motion for change of venue we had filed earlier. That motion was denied by the trial court and we have appealed the denial to the Nevada Supreme Court, resulting in an indefinite delay in the trial. We are awaiting the decision in that appeal. As of June 30, 2005, we had not accrued any amounts related to this matter.
Smith International award
In June 2004, a Texas district court jury returned a verdict in our favor in connection with a patent infringement lawsuit we filed against Smith International (Smith). We were awarded $24 million in damages by the jury. We filed the lawsuit in September 2002, seeking damages for Smith’s infringement of our patented Energy Balanced™ roller cone drill bit technology. The jury found that Smith’s competing bits willfully infringed on three of our patents. Under applicable law, the judge has the discretion to enhance the damages to a total amount of up to three times the amount awarded by the jury and to award attorneys’ fees and costs. Subsequent to the verdict, upon our motion, the court enhanced the jury verdict by $12 million and added another $5 million in attorneys’ fees and costs for a total judgment of $41 million. Post-trial motions for a new trial and for judgment as a matter of law were denied, and Smith appealed the judgment. Briefing of the appeal is underway and will be concluded during the third quarter of 2005 with oral argument expected during the fourth quarter of 2005.
Related litigation dealing with claims of infringement of the same technology was tried in January and February 2005 in England. On July 21, 2005, the court in England entered a judgment in which it held that the disclosures in the patents at issue were insufficient under English law to support our claims. We intend to appeal the judgment. Additionally, the court held that one of the two patents involved was not infringed. Related litigation remains pending in Italy.
In anticipation of Smith filing an infringement action against us, in March 2005 we filed a declaratory judgment action against Smith related to certain patents held by Smith dealing with essentially the same technology that underlies our patents. Smith then filed an infringement action against us.
As of June 30, 2005, we had not recorded any amounts related to this matter.
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

Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents on September 16, 2004. As of June 30, 2005, we had not accrued any amounts related to this investigation.
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
Litigation brought by La Nouvelle
In October 2004, La Nouvelle, a subcontractor to us in connection with our government services work in Kuwait and Iraq, filed suit alleging breach of contract and interference with contractual and business relations. The relief sought included $224 million in damages for breach of contract, which included $34 million for wrongful interference, and an unspecified sum for consequential and punitive damages. The dispute arose from our termination of a master agreement pursuant to which La Nouvelle operated a number of DFACs in Kuwait and Iraq and the replacement of La Nouvelle with ESS, which prior to La Nouvelle’s termination had served as La Nouvelle’s subcontractor. In addition, La Nouvelle alleged that we wrongfully withheld from La Nouvelle certain sums due La Nouvelle under its various subcontracts. During the second quarter 2005, this litigation was settled without material impact to us.
David Hudak and International Hydrocut Technologies Corp.
On October 12, 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak), filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corrupt Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase in early 1994 of certain explosive charges that were later alleged by the United States Department of Justice to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. We have filed a motion to dismiss and, alternatively, a motion to transfer venue and are awaiting the court’s decision on those motions. It is, however, our intention to vigorously defend this action. As of June 30, 2005, we had not accrued any amounts related to this matter.

Convoy ambush litigation
Several of the families of truck drivers employed by KBR and killed when a fuel convoy was ambushed in Iraq on April 9, 2004 have filed suit against us. These suits allege that we are responsible for the deaths of these drivers for a variety of reasons and assert legal claims for fraud, wrongful death, civil rights violations, and violations of the Racketeer Influenced and Corrupt Organization Act. We deny the allegations of wrongdoing and fully intend to vigorously defend the actions. We believe that our conduct was entirely lawful and that our liability is limited by federal law. On July 1, 2005, the federal court in Houston, Texas denied our motion to dismiss based upon a narrow exception to the Defense Base Act, which we believe provides the plaintiffs’ exclusive remedy. As of June 30, 2005, we had not accrued any amounts related to these matters.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $43 million as of June 30, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of June 30, 2005, those 14 sites accounted for approximately $13 million of our total $43 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of June 30, 2005, including $367 million which relate to our joint ventures’ operations. Also included in letters of credit outstanding as of June 30, 2005 were $276 million of performance letters of credit and $112 million of retainage letters of credit related to the Barracuda-Caratinga project. Certain of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of June 30, 2005, we had commitments to fund approximately $66 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $55 million of the commitments to be paid during the next year.

Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $79 million at June 30, 2005 and $44 million at December 31, 2004 of liquidated damages we could incur based upon completing the projects as forecasted.

Note 14. Accounting for Stock-Based Compensation
We have six stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No cost for stock options granted is reflected in net income, as all options granted under our plans have an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no cost for the 2002 Employee Stock Purchase Plan (ESPP) is reflected in net income because it is not considered a compensatory plan.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars except per share data	2005	2004	2005	2004
Net income (loss), as reported	$392	$(667)	$757	$(732)
Total stock-based employee compensation expense determined
under fair value based method for all awards
(except restricted stock), net of related tax effects	(8)	(7)	(14)	(13)
Net income (loss), pro forma	$384	$(674)	$743	$(745)

Basic income (loss) per share:
As reported	$0.78	$(1.52)	$1.51	$(1.67)
Pro forma	$0.76	$(1.54)	$1.48	$(1.70)
Diluted income (loss) per share:
As reported	$0.76	$(1.52)	$1.48	$(1.67)
Pro forma	$0.75	$(1.54)	$1.45	$(1.70)

We also maintain a restricted stock program wherein the fair market value of the stock on the date of issuance is being amortized and ratably charged to income over the average period during which the restrictions lapse. The related expense, net of tax, reflected in net income as reported was $4 million and $11 million for the three and six months ended June 30, 2005 and $3 million and $5 million for the three and six months ended June 30, 2004.

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
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

Note 15. Income (Loss) per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period and, effective January 1, 2005, includes the 59.5 million shares that were contributed to the trusts established for the benefit of asbestos claimants. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of shares	2005	2004	2005	2004
Basic weighted average common shares outstanding	503	437	502	437
Dilutive effect of:
Stock options	5	-	5	2
Convertible senior notes premium	4	-	4	-
Restricted stock	1	-	1	1
Diluted weighted average common shares outstanding	513	437	512	440

In December 2004, we entered into a supplemental indenture that requires us to satisfy our conversion obligation for our $1.2 billion 3.125% convertible senior notes in cash, rather than in common stock, for at least the aggregate principal amount of the notes. This reduced the resulting potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. See the table above for the dilutive effect for the three and six months ended June 30, 2005. The conversion price of $37.65 per share of common stock was greater than our average share price in the six months ended June 30, 2004 and, consequently, did not result in dilution.
For the three months ended June 30, 2004, we have used the basic weighted average shares in the diluted loss per share calculation as the effect of the common stock equivalents would be antidilutive based upon the net loss from continuing operations.
Excluded from the computation of diluted income (loss) per share are options to purchase two million shares of common stock which were outstanding during the three and six months ended June 30, 2005 and nine million shares during the three and six months ended June 30, 2004. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 16. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended
	June 30
	2005		2004
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$16	$-	$21
Interest cost	3	43	3	36
Expected return on plan assets	(3)	(46)	(3)	(40)
Settlements/curtailments	-	-	-	-
Recognized actuarial loss	1	4	1	4
Net periodic benefit cost	$1	$17	$1	$21

	Six Months Ended
	June 30
	2005		2004
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$39	$-	$43
Interest cost	5	86	5	72
Expected return on plan assets	(5)	(92)	(6)	(81)
Settlements/curtailments	-	5	1	-
Recognized actuarial loss	2	9	2	8
Net periodic benefit cost	$2	$47	$2	$42

In the first quarter of 2005, we amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and, therefore, during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $72 million to our international pension plans and between $1 million to $5 million to our domestic pension plans in 2005. As of June 30, 2005, we had contributed $38 million of this amount.
The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2005 and June 30, 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2005	2004	2005	2004
Components of net periodic
benefit cost:
Interest cost	$2	$2	$5	$3
Amortization of prior service cost	-	(3)	-	(5)
Recognized actuarial loss	-	1	-	1
Net periodic benefit cost	$2	$-	$5	$(1)

Note 17. New Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005. We are currently evaluating what impact, if any, this statement will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first half of 2005, our Energy Services Group (ESG) continued its improved performance. In the second quarter of 2005, ESG surpassed its first quarter of 2005 revenue and operating income records and improved its operating margin seven percentage points compared to the second quarter of 2004. Two-thirds of ESG’s revenue increase from the first quarter of 2005 to the second quarter came from the Eastern Hemisphere. ESG benefited from price increases implemented during 2004 and in April 2005, the return of activity in the deepwater Gulf of Mexico, and increased oilfield activity around the world, especially within our pressure pumping businesses.
KBR delivered $227 million in operating income in the first six months of 2005, for a 4.2% operating margin. These results reflect improved project performance and recent award fees received for our work in Iraq. We continue to receive favorable job performance ratings for our work supporting the troops in Iraq. As a result, in the second quarter of 2005 we recorded $39 million of incremental operating income related to our LogCAP contract. We also continue to build our backlog related to liquefied natural gas (LNG) and gas-to-liquids (GTL) infrastructure projects designed to commercialize gas reserves around the world. Our backlog in these “gas monetization projects” has grown to $3.0 billion at June 30, 2005. Additionally, our Barracuda-Caratinga project is nearing completion.
Looking ahead, the outlook for our business is positive. Current market conditions for our energy services business are favorable, with strong commodity prices, a lack of excess oil supply compared to historical up-cycle periods, and continuing strong cash flow and spending plans of our exploration and production customers as they increase their budgets. We believe oil prices will fluctuate in the future, but the fundamentals that support demand for our products or services should not change in the next several quarters. We also expect significant growth in gas monetization projects. Global energy demand continues to grow and world economies appear to be absorbing higher oil and gas prices with minimal impact to gross domestic product growth rates. While we will continue to monitor the situation and maintain a disciplined approach to costs and capital, we are encouraged about our prospects in this robust environment, both in the United States and abroad.
Having finalized our asbestos and silica settlements in January 2005, we have shifted our focus to the following priorities:
-
positioning KBR for a possible separation from Halliburton. In order to achieve the optimal value for our shareholders, we believe it is important for KBR to demonstrate a track record of positive earnings and backlog growth for a number of quarters, and make progress in resolving outstanding issues regarding governmental contracts and investigations. We believe we are making progress positioning KBR for a possible separation;

-
focusing on maximizing return on capital. In ESG, we are focused on a “fix it or exit” program for underperforming operations, supply chain improvements, manufacturing efficiencies, pricing, service quality, and capital discipline. As a result, ESG’s operating income has continued to grow in the first half of 2005, and operating margins have been positively impacted. Having completed the restructuring of KBR, we are also seeing results from our focus on project management and cost efficiencies; and

-
reducing our debt-to-capitalization ratio to the mid-30s within the next twelve months. To this end, in April 2005 we redeemed $500 million of senior notes. Our $300 million floating rate senior notes will mature in October 2005.

Detailed discussions of our United States government contract work, the Nigerian joint venture and investigations, and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $2.9 billion for the three and six months ended June 30, 2005 compared to $1.7 billion and $4.0 billion for the three and six months ended June 30, 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.
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
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. We have reached settlement agreements with all but one subcontractor and have resolved $44 million of the $55 million. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government. We will continue to withhold the $11 million pending settlement with the remaining subcontractor. We are finalizing the remaining contract documentation associated with the DFACs, and we expect to resolve this issue in the near future. As a result of the agreement with the AMC, as discussed above, we recorded $10 million in additional operating income during the first quarter of 2005.
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

The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $275 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the DCMA and the subcontractor to resolve this issue.
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $60 million has been withheld as of June 30, 2005. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. However, we believe the DCAA may recommend withholding additional costs as their reviews continue. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 to our consolidated financial statements for further discussion.
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

We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters.
In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager of La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This made us current with regard to definitization of historical LogCAP task orders and eliminated the potential 15% withholding issue under the LogCAP contract.
As of June 30, 2005, the COE had withheld approximately $120 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted six of the unfinalized seven proposals and are finalizing the revised proposal for the remaining one. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and we expect to receive payment in the third quarter of 2005 as the definitization process is substantially complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $108 million at June 30, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
In the first quarter of 2005, we received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. In June 2005, we received formal notification that the corrections made by us were satisfactory and the notice was lifted.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
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
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of June 30, 2005 are not material.

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
As of June 30, 2005, we have not accrued any amounts related to this investigation other than our current legal expenses.
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
As of June 30, 2005, we had not accrued any amounts related to this investigation other than our current legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2005 with cash and equivalents of $1.6 billion compared to $1.9 billion at December 31, 2004.
Significant sources of cash
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. We received approximately $1.028 billion in insurance proceeds in the first half of 2005 and expect to receive additional amounts as follows:

Millions of dollars
July 1 through December 31, 2005	$10
2006	184
2007	41
2008	46
2009	132
Thereafter	16
Total	$429

During the first quarter of 2005, we sold $891 million in investments in marketable securities.
Our cash flow was supplemented by $203 million from the sale of our 50% interest in Subsea 7, Inc. in January 2005.
Further sources of cash. In the first quarter of 2005, we entered into an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. The new credit facility replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit issued under the previous secured $700 million three-year revolving credit facility is now under our unsecured $1.2 billion revolving facility and has a balance of $107 million as of June 30, 2005. The letter of credit reduces the availability under the revolving credit facility to approximately $1.1 billion. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of June 30, 2005.
Significant uses of cash
In January 2005, we used approximately $2.4 billion to fund the asbestos and silica liability trusts and made the following payments:

Millions of dollars
Payment to the asbestos and silica trust in accordance
with the plan of reorganization	$2,345
Payment related to insurance partitioning
agreement reached with Federal-Mogul in
October 2004 - first of three installments	16
Cash settlement payment to the silica trust	15
Payments related to RHI Refractories agreement	11
Initial payment on the one-year non-interest-
bearing note of $31 million for the benefit of
asbestos claimants	8
Total	$2,395

In July 2005, we paid an additional $8 million on the one-year non-interest-bearing note for the benefit of asbestos claimants.
Our working capital requirements for our Iraq-related work, excluding cash and equivalents, were down from $700 million at December 31, 2004 to approximately $680 million at June 30, 2005.
On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of our floating rate senior notes due 2007 that were issued in January 2004.
Capital expenditures of $289 million in the six months ended June 30, 2005 were 2% higher than in the six months ended June 30, 2004. Capital spending in 2005 continued to be primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments.
We paid $126 million in dividends to our shareholders in the first six months of 2005 and $110 million in the first six months of 2004. Dividends increased as a result of the issuance of the 59.5 million shares of our common stock contributed to the asbestos trust in January 2005.

Future uses of cash. Capital spending for 2005 is expected to be approximately $675 million. The capital expenditures budget for 2005 includes increased software spending as KBR moves forward with the implementation of SAP and higher spending in the Energy Services Group to accommodate increased business.
As of June 30, 2005, we had commitments to fund approximately $66 million to certain of our related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $55 million of the commitments to be paid during the remainder of 2005.
We continue to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil, and are obligated to fund total shortages over the remaining project life. Estimated cash flows relating to the losses are as follows:

Millions of dollars
Amount funded from inception through June 30, 2005, net of
revenue received (including repayment of $300 million
of advance payments)	$708
Remaining project costs, net of revenue to be received	54
Total cash shortfalls	$762

The table above includes $122 million funded during the first six months of 2005, net of revenue received. This amount includes payments to us of $138 million relating to change orders.
In October 2005, we will pay off our $300 million floating rate senior notes as they mature. As of June 30, 2005, these notes were included in “Current maturities of long-term debt” in the consolidated balance sheet.
Other factors affecting liquidity
Accounts receivable securitization facilities. In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The total amount outstanding under this agreement as of June 30, 2005 was approximately $257 million. See “Off Balance Sheet Risk” below for further discussion regarding this facility.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of June 30, 2005, including $367 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of June 30, 2005 and related to the Barracuda-Caratinga project were $276 million of performance letters of credit and $112 million of retainage letters of credit. Certain of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
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
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain certain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain an interest coverage ratio of at least 3.5 and a leverage ratio of not greater than 55%. We are also required to maintain a debt-to-capitalization ratio of not greater than 60% for the $1.2 billion revolving credit facility. At June 30, 2005, our interest coverage ratio was 10.0, our leverage ratio was 36%, and our debt-to-capitalization ratio was 43%.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We currently operate in over 100 countries throughout the world, where we provide a comprehensive range of discrete and integrated products and services to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies and governments around the world. The products and services provided to major, national, and independent oil and gas companies are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas through refining, processing, and marketing. Our six business segments are organized around how we manage the business: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the Energy Services Group (ESG), and the combination of Government and Infrastructure and Energy and Chemicals as KBR.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first half of 2005, based upon the location of the services provided and products sold, 28% of our consolidated revenue was from Iraq, primarily related to work for the United States Government, and 25% of our consolidated revenue was from the United States. In the first half of 2004, 33% of our consolidated revenue was from Iraq, and 20% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Halliburton Company
Activity levels within our business segments are significantly impacted by the following:
-	spending on upstream exploration, development, and production programs by major, national, and independent oil and gas companies;
-	capital expenditures for downstream refining, processing, petrochemical, gas monetization, and marketing facilities by major, national, and independent oil and gas companies; and
-	government spending levels.
Also impacting our activity is the status of the global economy, which impacts oil and gas consumption, demand for petrochemical products, and investment in infrastructure projects.
Energy Services Group
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production spending by international and national oil companies, the world economy, and global stability, which together drive worldwide drilling activity. Also, our margins associated with services and products for offshore rigs are generally higher than those associated with land rigs. Our ESG financial performance is significantly affected by oil and gas prices and worldwide rig activity which are summarized in the following tables.
This table shows the average oil prices for three United States and international benchmarks and average Henry Hub natural gas prices:

	Three Months Ended		Year Ended
	June 30		December 31
	2005	2004	2004
Average Oil Prices (dollars per barrel)
West Texas Intermediate	$52.86	$38.34	$41.31
United Kingdom Brent	51.58	35.37	38.14
Dubai Fateh	47.16	33.21	33.58
Average Gas Prices (dollars per million cubic feet)
Henry Hub	$6.95	$6.08	$5.85

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Average Rig Counts	2005	2004	2005	2004
Land vs. Offshore
United States:
Land	1,243	1,070	1,212	1,045
Offshore	93	94	96	96
Total	1,336	1,164	1,308	1,141
Canada:
Land	238	199	378	361
Offshore	3	3	3	4
Total	241	202	381	365
International (excluding Canada):
Land	639	586	634	574
Offshore	277	251	262	243
Total	916	837	896	817
Worldwide total	2,493	2,203	2,585	2,323
Land total	2,120	1,855	2,224	1,980
Offshore total	373	348	361	343

	Three Months Ended		Six Months Ended
	June 30		June 30
Average Rig Counts	2005	2004	2005	2004
Oil vs. Gas
United States:
Oil	156	158	171	156
Gas	1,180	1,006	1,137	985
Total	1,336	1,164	1,308	1,141
Canada: *	241	202	381	365
International (excluding Canada):
Oil	708	643	688	628
Gas	208	194	208	189
Total	916	837	896	817
Worldwide total	2,493	2,203	2,585	2,323
* Canadian rig counts by oil and gas were not available.

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas. Higher oil and gas prices usually translate into higher exploration and production budgets. Higher prices also improve the economic attractiveness of marginal exploration areas. This drives additional investment in the sector, which benefits us. The opposite is true for lower oil and gas prices.
United States oil prices continued to trend upward in the second quarter of 2005, and the Energy Information Administration (EIA) expects prices to remain above $50 per barrel for the rest of 2005 and 2006. Recent increases in crude oil prices are due to a combination of the following factors:
-	growth in worldwide petroleum demand remains robust, despite high oil prices;
-	projected growth in non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate worldwide demand growth;
-	worldwide spare crude oil production capacity has recently diminished and is projected to remain low; and
-
downstream sectors, such as refining and shipping, are expected to keep the level of uncertainty in world oil markets high as there is limited refining capacity available, particularly in the United States.

United States natural gas prices for the second quarter of 2005 continued to move higher compared to last quarter and a year ago. Despite adequate natural gas storage, the upward trend in natural gas prices is expected to continue into 2006 due to a continued strong economy, limited growth in gas production in North America, high global oil prices, and the expectation that Pacific Northwest hydroelectric resources will be below normal through mid-summer.
Heightened demand coupled with high petroleum and natural gas prices in the first half of 2005 contributed to an 11% increase in average worldwide rig count compared to the first half of 2004. This increase was primarily driven by the United States rig count, which grew 15% year-over-year. Our ESG revenue in the United States grew 36% year-over-year on this 15% rig count increase. Land gas drilling in the United States rose sharply, as gas prices remained high due to economic demand growth and higher fuel oil prices that discouraged switching to a lower-priced fuel source to minimize cost. Average Canadian rig counts increased slightly in the first six months of 2005 compared to the same period in 2004. Outside of North America, average rig counts increased in Latin America, Asia Pacific, and the Middle East, with most of the increase related to oil drilling.
As of June 2005, Spears and Associates predicted that the United States average rig count in 2005 will increase 14% over 2004. Canadian and international average rig counts in 2005 are expected to rise 6% to 7% over 2004, with the strongest activity occurring in Latin America.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially or substantially offset price book increases in the weeks immediately following a price increase. The discount applied normally decreases over time if the activity levels remain strong. During periods of reduced activity, discounts normally increase, reducing the net revenue for our services and, conversely, during periods of higher activity, discounts normally decline resulting in net revenue increasing for our services.
In the second and third quarters of 2004 and in April 2005, we implemented several United States price book increases ranging from 5% to 15%, primarily in pressure pumping services. During the first half of 2005, we realized some of the benefits of these price book increases, and we expect further improvements during the remainder of 2005. We continue to work diligently to minimize the impact of inflationary pressures in our cost base and are maintaining a steady focus on capital discipline.
Overall outlook. The outlook for world oil demand continues to remain strong, with China and North America accounting for approximately 45% of the expected demand growth in 2005. Chinese demand has declined recently, although we believe this is likely temporary as China’s economic indicators point to robust economic growth. Excess oil production capacity is expected to remain low and that, along with strong demand, should keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The EIA forecasts world petroleum demand growth for 2005-2006 to remain strong, but down from the rate of demand growth seen in 2004.

We are well-positioned in the United States pressure pumping services market where we have a leading share. One of our fastest growing operations is production enhancement, where we help our customers optimize the production rates from the wells by providing stimulation services. Among the other opportunities we see ahead is the recovery in deepwater drilling. Demand for rigs to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are well-positioned to meet increasing customer demand. However, the Gulf of Mexico operations can be adversely affected by the hurricane season, which lasts from June through November, and two hurricanes have already affected the Gulf of Mexico operations in July 2005. We also see potential to leverage our extensive global infrastructure to increase the share of our business that comes from outside of the United States. We have begun to realize some of this growth in the first half of 2005, as ESG international revenue increased 18% over the same period in 2004 on an 8% increase in international rig count.
In our Middle East/Asia region, Saudi Arabia is working to increase production and has increased its demand for oil services. Our subsidiary, WellDynamics, is currently supplying more than 40 intelligent well completions for the Saudi Arabian state-owned oil company. Our involvement in Oman has expanded as a result of three major contracts over the next five years to provide cementing, stimulation, directional drilling, logging-while-drilling, and mud logging services. In our Drilling and Formation Evaluation, Fluid Systems, and Production Optimization segments, we also have new multiyear contracts in Malaysia and Thailand.
In our Europe/Africa/CIS region, strengthening demand in the North Sea has improved our asset utilization in all of our oilfield service product lines, and we are positioned to capitalize on this opportunity. In Russia, we are working for various domestic and international customers and we believe that the business environment from a risk perspective has improved from six months ago. Consequently, we are doubling our stimulation capacity in Russia. Recent awards in Azerbaijan in our Drilling and Formation Evaluation segment and in northern Kazakhstan in our Drilling and Formation Evaluation, Fluid Systems, and Production Optimization segments will further improve our position in the Caspian as this area expands its demand for oilfield services. In Angola, where demand is driven by deepwater development, our Fluid Systems and Production Optimization segments were recently awarded contracts and are actively pursuing more. We also see additional growth opportunities in the region through expanding our position in Libya.
In Latin America, our overall performance is improving, despite the problems with our fixed-price, turnkey drilling projects in southern Mexico.
Finally, technology is an important aspect of our business, and we continue to focus on improving the development and introduction of new technologies.
KBR
KBR provides a wide range of services to energy and industrial customers and government entities worldwide. KBR projects are generally longer-term in nature than our ESG work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities, such as local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services.
Effective October 1, 2004, we restructured KBR into two segments, Government and Infrastructure and Energy and Chemicals. As a result of the reorganization and in a continued effort to better position KBR for the future, we made several strategic organizational changes. We eliminated certain internal expenditures, we refocused our research and development expenditures with emphasis on the more profitable LNG market, and took appropriate steps to streamline the entire organization. KBR’s results in the first six months of 2005 reflect cost savings related to the restructuring, which was designed to yield approximately $100 million in annual savings.
In our Government and Infrastructure segment, our government service work is forecasted to grow in all regions, with United States government spending outpacing other markets. In the second quarter of 2005, we were awarded additional work serving the United States military. A $4.97 billion task order was assigned for the next phase of work under our existing LogCAP contract in Iraq and replaces several task orders that are nearing completion. We were also selected to provide logistics services to the United States forces deployed in the Balkans and throughout the United States Army Europe’s area of responsibility. This support contract has a maximum capacity of $1.25 billion for up to five years. We are currently looking into other opportunities with the United States Air Force, the United States Navy, and the United Kingdom Ministry of Defence in order to diversify our government services portfolio.

In April 2005, KBR successfully resolved various issues under our LogCAP contract.
Within our Energy and Chemicals segment, the major focus is on our gas monetization work. Forecasted LNG market growth remains strong and is expected to grow rapidly, with demand projected to double in the period through 2015. Significant numbers of new LNG liquefaction plant and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction (EPC) projects will yield substantial growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007 and beyond. Our extensive experience in providing engineering, design, and construction services in the liquefied natural gas industry, particularly liquefaction facilities, positions us to benefit from the growth we are seeing in this industry.
In March 2005, KBR and its joint venture partners were awarded a gas monetization contract valued at $1.8 billion for the engineering, procurement, construction, and commissioning of the Tangguh LNG facility in Indonesia. In April 2005, KBR and a joint venture partner were also awarded an EPC contract valued at $1.7 billion for a GTL facility in Escravos, Nigeria. Also in April 2005, KBR and its joint venture partners were awarded a front end engineering and design contract (FEED) encompassing offshore and onshore operations to monetize significant gas resources from fields located offshore Angola. At June 30, 2005, we had $3.0 billion in backlog related to major gas monetization projects. In July 2005, KBR and our joint venture partners were awarded a cost reimbursable FEED contract and an option for a cost reimbursable Engineering, Procurement and Construction Management, or EPCM, contract for the greater Gorgon Downstream LNG Project in Western Australia.
We believe significant opportunities also exist within KBR’s traditional upstream oil and gas market which includes onshore and offshore oil and gas facilities and pipelines around the world.  KBR is currently targeting reimbursable EPC and EPCM opportunities in North and West Africa, the Caspian region, Asia Pacific and the North Sea.  KBR has a track record of profitability in this sector by employing execution expertise and these lower risk contracting structures.
Outsourcing of operations and maintenance work by industrial and energy companies has been increasing worldwide. Even greater opportunities in this area are anticipated as the aging infrastructure in United States refineries and chemical plants requires more maintenance and repairs to minimize production downtime. More stringent industry safety standards and environmental regulations also lead to higher maintenance standards and costs.
Contract structure. Engineering and construction contracts can be broadly categorized as either cost-reimbursable or fixed-price, sometimes referred to as lump sum. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us as we must predetermine both the quantities of work to be performed and the costs associated with executing the work. While fixed-price contracts involve greater risk, they also are potentially more profitable for the contractor, since the owner/customer pays a premium to transfer many risks to the contractor.
Cost-reimbursable contracts include contracts where the price is variable based upon our actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates. Profit elements on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost-reimbursable contracts are generally less risky, since the owner/customer retains many of the risks.
We are continuing with our strategy to move away from offshore fixed-price engineering, procurement, installation, and commissioning (EPIC) contracts within our Energy and Chemical segment. We have only two remaining major fixed-price EPIC offshore projects. As of June 30, 2005, they were substantially complete.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

	Three Months Ended
Revenue:	June 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$1,046	$797	$249	31%
Fluid Systems	699	554	145	26
Drilling and Formation Evaluation	566	423	143	34
Digital and Consulting Solutions	160	130	30	23
Total Energy Services Group	2,471	1,904	567	30
Government and Infrastructure	2,039	2,237	(198)	(9)
Energy and Chemicals	653	815	(162)	(20)
Total KBR	2,692	3,052	(360)	(12)
Total revenue	$5,163	$4,956	$207	4%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$561	$400	$161	40%
Latin America	93	85	8	9
Europe/Africa/CIS	232	195	37	19
Middle East/Asia	160	117	43	37
Subtotal	1,046	797	249	31
Fluid Systems:
North America	346	259	87	34
Latin America	97	78	19	24
Europe/Africa/CIS	162	144	18	13
Middle East/Asia	94	73	21	29
Subtotal	699	554	145	26
Drilling and Formation Evaluation:
North America	187	140	47	34
Latin America	94	71	23	32
Europe/Africa/CIS	134	94	40	43
Middle East/Asia	151	118	33	28
Subtotal	566	423	143	34
Digital and Consulting Solutions:
North America	43	47	(4)	(9)
Latin America	49	23	26	113
Europe/Africa/CIS	37	31	6	19
Middle East/Asia	31	29	2	7
Subtotal	160	130	30	23
Total Energy Services Group revenue
by region:
North America	1,137	846	291	34
Latin America	333	257	76	30
Europe/Africa/CIS	565	464	101	22
Middle East/Asia	436	337	99	29
Total Energy Services Group revenue	$2,471	$1,904	$567	30%

	Three Months Ended
Operating income (loss):	June 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$245	$121	$124	102%
Fluid Systems	135	77	58	75
Drilling and Formation Evaluation	126	59	67	114
Digital and Consulting Solutions	16	14	2	14
Total Energy Services Group	522	271	251	93
Government and Infrastructure	73	19	54	284
Energy and Chemicals	49	(296)	345	NM
Total KBR	122	(277)	399	NM
General corporate	(37)	(20)	(17)	(85)
Operating income	$607	$(26)	$633	NM

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$157	$78	$79	101%
Latin America	15	9	6	67
Europe/Africa/CIS	37	15	22	147
Middle East/Asia	36	19	17	89
Subtotal	245	121	124	102
Fluid Systems:
North America	82	43	39	91
Latin America	15	13	2	15
Europe/Africa/CIS	25	14	11	79
Middle East/Asia	13	7	6	86
Subtotal	135	77	58	75
Drilling and Formation Evaluation:
North America	43	24	19	79
Latin America	13	9	4	44
Europe/Africa/CIS	35	7	28	400
Middle East/Asia	35	19	16	84
Subtotal	126	59	67	114
Digital and Consulting Solutions:
North America	7	7	-	-
Latin America	(4)	5	(9)	NM
Europe/Africa/CIS	8	(1)	9	NM
Middle East/Asia	5	3	2	67
Subtotal	16	14	2	14
Total Energy Services Group
operating income by region:
North America	289	152	137	90
Latin America	39	36	3	8
Europe/Africa/CIS	105	35	70	200
Middle East/Asia	89	48	41	85
Total Energy Services Group
operating income	$522	$271	$251	93%

NM	-	Not Meaningful
Note	-	Region results for Commonwealth of Independent States (CIS) have been reclassified from Middle East/Asia into Europe/Africa/CIS. All prior period amounts have been restated.

The increase in consolidated revenue in the second quarter of 2005 compared to the second quarter of 2004 was largely attributable to increased revenue from our Energy Services Group, predominantly resulting from significantly higher oil and gas prices, which favorably impacted exploration and production spending and our ability to raise prices. This was partially offset by reduced activity in our government services projects, primarily in the Middle East, the winding down of offshore fixed-price EPIC operations, and other oil and gas projects nearing completion. International revenue was 74% of consolidated revenue in the second quarter of 2005 and 76% of consolidated revenue in the second quarter of 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.6 billion or 32% of consolidated revenue in the second quarter of 2005 compared to $1.9 billion or 38% of consolidated revenue in the second quarter of 2004.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from strong demand due to increased oilfield activity, pricing, and asset utilization improvements, the receipt by KBR of favorable award fees from its government services in Iraq, improved project execution, and savings from KBR’s restructuring plan. Partially offsetting the increase was a $15 million loss on two fixed-price integrated solutions projects in Mexico.
In the second quarter of 2005, Iraq-related work contributed approximately $1.4 billion to consolidated revenue and $48 million to consolidated operating income, a 3.4% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the second quarter of 2004 was driven by a 39% improvement in revenue from production enhancement services, largely attributable to increased onshore activity, strong demand for stimulation services, and pricing and asset utilization improvements in the United States. Sales of completion tools increased 12%, which included a $19 million revenue decline due to the disposition of our surface well testing operations in the third quarter of 2004. Completion tools saw improvement across all four regions, led by Europe/Africa/CIS, largely resulting from increased growth in completions, perforating, and sand control services in Angola, northern Africa, and the United Kingdom. Increases were partially offset by decreases in the Caspian and declines in Algeria and southern Africa. Additionally, WellDynamics revenue increased 108% in the second quarter of 2005 compared to the second quarter of 2004. International revenue was 49% of total segment revenue in the second quarter of 2005 compared to 54% in the second quarter of 2004.
Operating income for the segment increased $124 million compared to the second quarter of 2004. Production enhancement services was the major contributor to segment operating income, increasing 110% over the second quarter of 2004, primarily resulting from increased land rig activity due to strong demand for stimulation services, especially natural gas applications, higher equipment utilization, and improved pricing in the United States. Completions tools operating income increased 49%, with strong increases in Europe/Africa/CIS and Middle East/Asia, largely due to a change in revenue mix resulting from the sale of surface well testing operations in the third quarter of 2004 and improved utilization. WellDynamics had operating income in the second quarter of 2005 compared to an operating loss in the second quarter of 2004, primarily due to improved manufacturing efficiencies and improved customer acceptance of its smartwell technology.
Fluid Systems revenue improvement in the second quarter of 2005 compared to the second quarter of 2004 resulted from a 29% increase in revenue from cementing activities and a 24% increase from sales of Baroid Fluid Services. All geographic regions yielded increased revenue from both product service lines, with North America providing the largest portion due to improved pricing, higher rig activity, and increased market share both onshore and in the Gulf of Mexico. Cementing activities also benefited from new contract start-ups in Indonesia and direct sales of cementing equipment to Mexico. Fluid services benefited from increased activity in Europe/Africa/CIS primarily due to increases in the United Kingdom, Angola, Kazakhstan, and Egypt. International revenue was 54% of total segment revenue in the second quarter of 2005 compared to 57% in the second quarter of 2004.

The segment operating income increase compared to the second quarter of 2004 resulted from increases of 74% from cementing services and 78% from Baroid Fluid Services. Cementing services operating income increased due to higher global drilling activity and improved pricing and asset utilization in North America. Baroid Fluid Services operating income increased on higher margins in Africa and the Gulf of Mexico and due to strong growth in our higher margin completion fluids and surface solutions product lines.
Drilling and Formation Evaluation increase in revenue compared to the second quarter of 2004 was driven by a 38% increase in drilling services revenue, primarily derived from revenue growth in all regions, particularly due to new contracts in North America and Latin America and increased activity in the North Sea. Additionally, these geographies benefited from higher sales of GeoPilot® services in the second quarter of 2005. Revenue from logging services increased 32% due to continued increase in cased hole activity and improved pricing in the United States and successful introduction of our reservoir description tool in the Middle East. Drill bits sales increased 23% over the prior year quarter, predominantly in the United States due to higher drilling activity and our new fixed cutter bit technology. International revenue was 72% of total segment revenue in the second quarter of 2005 and in the second quarter of 2004.
The increase in segment operating income for the second quarter of 2005 resulted chiefly from improved pricing and increased onshore activity in the United States and increasing equipment and personnel utilization rates across all product service lines and regions. Operating income from drilling services was the primary contributor to segment operating income, increasing 116%. Drilling services benefited from increased global activity, improved utilization and pricing, and continued customer acceptance of the GeoPilot® and GeoTap services. Logging services operating income increased 83% due to an emphasis on service quality and operating efficiency across all regions and improved activity and pricing in North America. Drill bits results yielded a 225% improvement due to higher fixed cutter bit sales in North America and efficiencies related to facility consolidations in North America.
Digital and Consulting Solutions revenue improvement in the second quarter of 2005 compared to the second quarter of 2004 was largely driven by project management services, with a 69% increase in revenue primarily resulting from two integrated solutions projects in southern Mexico and higher oil and gas prices. Landmark revenue improved 14% achieving its highest level of second quarter revenue, due to growth in prospect generation and information management software sales and field development and information management services. International revenue was 75% of total segment revenue in the second quarter of 2005 compared to 67% in the second quarter of 2004.
Segment operating income was flat compared to the second quarter of 2004. The increase in operating income for Landmark was offset by a $15 million loss on two fixed-price integrated solutions projects in Mexico reflecting increased costs to complete the projects and longer drilling times than originally anticipated, primarily due to unfavorable geologic conditions.
Government and Infrastructure revenue declined $198 million compared to the second quarter of 2004, primarily due to declining government services in the Middle East resulting from completion of the RIO contract in late 2004. Partially offsetting the decreases was $27 million higher revenue earned by our DML shipyard activities.
Government and Infrastructure operating income increased $54 million compared to the second quarter of 2004. As a result of receiving favorable job performance ratings for our work under the LogCAP contract, we have recognized $29 million of incremental income for recent awards on completed work and an additional $10 million resulting from increasing the award fee accrual rate for our ongoing work under this contract. Also included in the operating income increase was $10 million from improved performance at our DML shipyard. The second quarter of 2004 was negatively impacted by losses on joint venture infrastructure projects in Europe and Africa.
Energy and Chemicals revenue decreased $162 million compared to the second quarter of 2004. Revenue from several LNG and oil and gas projects in Africa and Australia declined by $132 million, as they were completed or substantially completed in the last 12 months. Additionally, revenue from offshore fixed-price EPIC projects decreased $66 million compared to the second quarter of 2004, as they are substantially completed. Partially offsetting the segment decrease was $34 million in increased revenue from higher progress and activities on an offshore project management contract in Kazakhstan and a crude oil facility project in Canada.

Segment operating income totaled $49 million in the second quarter of 2005 compared to a $296 million loss in the second quarter of 2004. Included in the second quarter of 2004 results was a $310 million loss on the Barracuda-Caratinga project in Brazil. Contributing to the earnings increase in the second quarter of 2005 were stronger results on many projects, including offshore engineering and management projects in the Caspian and Angola and income from recently awarded LNG and GTL projects. In addition, the second quarter of 2005 results benefited from a $5 million gain on the sale of our investment in an unconsolidated subsidiary. Partially offsetting operating income was a loss of $9 million recorded on a gas project in Algeria in the second quarter of 2005.
General corporate expenses were $37 million in the second quarter of 2005 compared to $20 million in the second quarter of 2004. The increase was primarily due to a $7 million legal settlement. In addition, general corporate expenses were impacted in the second quarter of 2005 by an increase to a self-insurance reserve, increased corporate communications costs, and increased legal and other professional fees.

Nonoperating Items
Interest expense decreased $2 million in the second quarter of 2005 compared to the second quarter of 2004, primarily due to the amortization in 2004 of issue costs related to a master letter of credit facility that expired in the fourth quarter of 2004.
Other, net in the second quarter of 2005 included $3 million in costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable.
(Provision) benefit for income taxes from continuing operations of $154 million resulted in an effective tax rate of 28% in the second quarter of 2005 compared to an effective tax rate of 36% for the second quarter of 2004. Our annualized tax rate as applied to 2005 was positively impacted by a reduction in the valuation allowance against future tax deductions. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduces the number of years we project foreign tax credits to be displaced by asbestos- related deductions. The positive impact from the reduction in our valuation allowance was partially offset by $22 million of adjustments of prior year taxes.
Income (loss) from discontinued operations, net of tax in the second quarter of 2004 included a $680 million pretax charge related to the write-down of our insurance receivable associated with our asbestos- and silica-related liabilities and an $11 million write-off of fees related to the delayed-draw term facility, which expired on June 30, 2004.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

	Six Months Ended
Revenue:	June 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$1,946	$1,505	$441	29%
Fluid Systems	1,330	1,089	241	22
Drilling and Formation Evaluation	1,055	867	188	22
Digital and Consulting Solutions	324	259	65	25
Total Energy Services Group	4,655	3,720	935	25
Government and Infrastructure	4,130	5,105	(975)	(19)
Energy and Chemicals	1,316	1,650	(334)	(20)
Total KBR	5,446	6,755	(1,309)	(19)
Total revenue	$10,101	$10,475	$(374)	(4)%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$1,064	$754	$310	41%
Latin America	188	158	30	19
Europe/Africa/CIS	413	364	49	13
Middle East/Asia	281	229	52	23
Subtotal	1,946	1,505	441	29
Fluid Systems:
North America	666	518	148	29
Latin America	185	152	33	22
Europe/Africa/CIS	300	275	25	9
Middle East/Asia	179	144	35	24
Subtotal	1,330	1,089	241	22
Drilling and Formation Evaluation:
North America	373	293	80	27
Latin America	176	136	40	29
Europe/Africa/CIS	237	196	41	21
Middle East/Asia	269	242	27	11
Subtotal	1,055	867	188	22
Digital and Consulting Solutions:
North America	93	95	(2)	(2)
Latin America	98	40	58	145
Europe/Africa/CIS	78	62	16	26
Middle East/Asia	55	62	(7)	(11)
Subtotal	324	259	65	25
Total Energy Services Group revenue
by region:
North America	2,196	1,660	536	32
Latin America	647	486	161	33
Europe/Africa/CIS	1,028	897	131	15
Middle East/Asia	784	677	107	16
Total Energy Services Group revenue	$4,655	$3,720	$935	25%

	Six Months Ended
Operating income (loss):	June 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$536	$203	$333	164%
Fluid Systems	248	137	111	81
Drilling and Formation Evaluation	206	102	104	102
Digital and Consulting Solutions	45	43	2	5
Total Energy Services Group	1,035	485	550	113
Government and Infrastructure	126	81	45	56
Energy and Chemicals	101	(373)	474	NM
Total KBR	227	(292)	519	NM
General corporate	(69)	(44)	(25)	(57)
Operating income	$1,193	$149	$1,044	701%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$389	$125	$264	211%
Latin America	35	19	16	84
Europe/Africa/CIS	54	21	33	157
Middle East/Asia	58	38	20	53
Subtotal	536	203	333	164
Fluid Systems:
North America	151	74	77	104
Latin America	31	24	7	29
Europe/Africa/CIS	43	27	16	59
Middle East/Asia	23	12	11	92
Subtotal	248	137	111	81
Drilling and Formation Evaluation:
North America	88	41	47	115
Latin America	25	14	11	79
Europe/Africa/CIS	41	16	25	156
Middle East/Asia	52	31	21	68
Subtotal	206	102	104	102
Digital and Consulting Solutions:
North America	14	30	(16)	(53)
Latin America	(6)	9	(15)	NM
Europe/Africa/CIS	29	(2)	31	NM
Middle East/Asia	8	6	2	33
Subtotal	45	43	2	5
Total Energy Services Group
operating income by region:
North America	642	270	372	138
Latin America	85	66	19	29
Europe/Africa/CIS	167	62	105	169
Middle East/Asia	141	87	54	62
Total Energy Services Group
operating income	$1,035	$485	$550	113%

NM	-	Not Meaningful
Note	-	Region results for Commonwealth of Independent States (CIS) have been reclassified from Middle East/Asia into Europe/Africa/CIS. All prior period amounts have been restated.

The decrease in consolidated revenue in the first six months of 2005 compared to the first six months of 2004 was largely attributable to reduced activity in our government services projects, primarily in the Middle East, and the winding down of KBR’s offshore fixed-price EPIC operations. This was partially offset by increased revenue from our Energy Services Group, predominantly resulting from significantly higher oil and gas prices, which favorably impacted exploration and production activity and our ability to raise prices. International revenue was 75% of consolidated revenue in the first six months of 2005 and 80% of consolidated revenue in the first six months of 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $3.3 billion or 33% of consolidated revenue in the first six months of 2005 compared to $4.5 billion or 43% of consolidated revenue in the first six months of 2004.
The increase in consolidated operating income in the first six months of 2005 was primarily due to stronger performance in our Energy Services Group resulting from strong demand due to increased oilfield activity, the receipt by KBR of favorable award fees from its government services in Iraq, and savings from our restructuring plan at KBR. Also contributing to consolidated operating income in the first six months of 2005 was the $110 million gain on sale of our equity investment in the Subsea 7, Inc. joint venture, which was sold in January 2005. Partially offsetting the increase was a $23 million loss on two fixed-price integrated solutions projects in Mexico.
In the first six months of 2005, Iraq-related work contributed approximately $2.9 billion to consolidated revenue and $86 million to consolidated operating income, a 2.9% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the first six months of 2004 was mainly attributable to a 34% increase in production enhancement services revenue. This was primarily driven by increased onshore activity in North America, strong market demand for stimulation services, and pricing and utilization improvements in the United States. Revenue from sales of completion tools increased 11%, offsetting a $32 million revenue decline due to the disposition of our surface well testing operations in the third quarter of 2004. Completion tools sales yielded improvement across all four regions, largely resulting from increased reservoir information services in Mexico, United States onshore, and the Gulf of Mexico and growth in completions, perforating, and sand control services in Angola, northern Africa, and the United Kingdom. Revenue improvements were partially offset by decreases in the Caspian, and declines in Algeria and southern Africa. Additionally, WellDynamics revenue increased 178% in the first half of 2005 compared to the first half of 2004. International revenue was 49% of total segment revenue in the first six months of 2005 compared to 55% in the first six months of 2004.
The increase in operating income of $333 million for the segment compared to the first half of 2004 included a $110 million gain on the sale of our equity interest in the Subsea 7, Inc. joint venture. The improvement in Production Optimization results was also driven by a 94% increase in production enhancement operating income primarily resulting from increased land rig activity, higher equipment utilization, and improved pricing in the United States. Completions tools operating income increased 67% and spanned all four geographic regions, largely due to increased well completion, sand control, and reservoir information activities, a change in revenue mix due to the disposition of our surface well testing operations in the third quarter of 2004, and improved utilization. WellDynamics had operating income in the first half of 2005 compared to an operating loss in the first half of 2004, primarily due to improved manufacturing efficiencies and improved customer acceptance of its smartwell technology. Segment results in the first half of 2004 were adversely impacted by a $19 million loss in equity income from our Subsea 7 joint venture, which was sold in January 2005.
Fluid Systems revenue increase compared to the first six months of 2004 was driven by a 24% increase in revenue from cementing activities and a 20% increase from sales of Baroid Fluid Services. All geographic regions yielded increased revenue from both product service lines, with North America providing the largest portion due to improved pricing, higher rig activity, and improved market share both onshore and in the Gulf of Mexico. Cementing activities also benefited from new contract start-ups in Indonesia and direct sales of cementing equipment to Mexico. International revenue was 54% of total segment revenue in the first six months of 2005 compared to 58% in the first six months of 2004.

The Fluid Systems segment operating income increase compared to the first half of 2004 resulted from a 67% increase in operating income from cementing activities and a 124% increase in operating income from Baroid Fluid Services. Cementing services operating income increased due to higher global drilling activity and improved pricing and asset utilization in North America. Baroid Fluid Services operating income benefited from increased deepwater activity and lower costs in the Gulf of Mexico, improved results in Nigeria and Egypt, and stronger growth in our higher margin completion fluids and surface solutions product lines.
Drilling and Formation Evaluation revenue increase in the first half of 2005 was largely driven by a 27% increase in drilling services revenue, which spanned all regions, particularly in Latin America due to new contract gains and higher sales of GeoPilot® services. Drill bits revenue increased 21%, benefiting from increases in rig counts, improved pricing, and increased sales of fixed cutter bits in the United States. Logging services revenue increased 14% due to continued improvements in cased hole activity and improved pricing in the United States and successful introduction of our reservoir description tool in the Middle East. International revenue was 71% of total segment revenue in the first six months of 2005 compared to 73% in the first six months of 2004.
Segment operating income increased $104 million compared to the first six months of 2004 with increases in all geographic regions primarily from improved pricing and increased onshore activity in the United States across all product service lines. Drilling services operating income increased 96% from increased global activity and improved utilization and pricing, and continued customer acceptance of the GeoPilot® services. Logging services operating income increased 76% due to improved activity and pricing in North America. Drill bits results more than doubled due to higher fixed cutter bit sales in North America and efficiencies related to facility consolidations in North America.
Digital and Consulting Solutions revenue increase in the first half of 2005 was largely driven by project management services, with a 61% increase in revenue due to increased activity in Mexico and higher commodity prices in the United States, partially offset by decreased activity in Europe/Africa/CIS and Middle East/Asia. Landmark revenue increased 12% in the first half of 2005 due to growth in prospect generation sales and increased services from data bank projects. International revenue was 73% of total segment revenue in the first six months of 2005 compared to 67% in the first six months of 2004.
Segment operating income increased $2 million compared to the first half of 2004. Included in the first half of 2005 results was a $17 million insurance claim settlement related to a pipe fabrication and laying project in the North Sea. This was offset by a $23 million loss on two fixed-price integrated solutions projects in Mexico reflecting increased costs to complete the projects and longer drilling times than originally anticipated, primarily due to unfavorable geologic conditions. The first half of 2004 operating income included a $13 million release of legal liability accruals related to the Anglo-Dutch settlement.
Government and Infrastructure revenue for the first six months of 2005 totaled $4.1 billion, a $975 million decrease compared to the first six months of 2004. Government services activities in the Middle East decreased $1.0 billion primarily due to completion of our RIO contract. Partially offsetting the decrease was higher revenue earned by our DML shipyard.
Government and Infrastructure operating income for the first six months of 2005 was $126 million compared to $81 million in the first six months of 2004. As a result of receiving favorable job performance ratings for our work under the LogCAP contract, we have recognized $51 million in incremental income for recent awards on completed work and an additional $10 million resulting from increasing the award fee accrual rate for this contract. Also contributing to the increase was improved performance at our DML shipyard and a one-time $11 million cash distribution in 2005 from a joint venture investment in the United States. Increases were partially offset by the completion of our RIO contract in 2004 and $15 million of charges in 2005 related to a highway project in the United Kingdom.
Energy and Chemicals revenue decreased $334 million compared to the first six months of 2004. Revenue from several LNG and oil and gas projects in Africa and Australia decreased by $223 million, as the projects were completed or substantially completed in the last 12 months. Additionally, revenue from offshore fixed-price EPIC projects decreased $142 million compared to the first six months of 2004, as they were substantially completed. Partially offsetting the segment decrease was $69 million in increased revenue from higher progress and activities on an offshore project management contract in Kazakhstan and a crude oil facility project in Canada.

Segment operating income totaled $101 million in the first six months of 2005 compared to a $373 million loss in the first six months of 2004. Included in the first six months of 2004 results was a $407 million loss on the Barracuda-Caratinga project in Brazil. Contributing to the earnings increase in the first half of 2005 were stronger results on many projects, including offshore engineering and management projects in the Caspian and Angola and recently awarded LNG and GTL projects totaling $34 million. In addition, the first six months of 2005 results benefited from a $14 million gain on the sale of marketable securities from a joint venture and sale of our investment in an unconsolidated subsidiary. Partially offsetting the increase was a loss of $9 million recorded on a gas project in Algeria in the first six months of 2005.
General corporate expenses were $69 million in the first six months of 2005 compared to $44 million in the first six months of 2004. The increase was primarily due to a legal settlement, higher legal and other professional expenses on specific projects, an increase to a self-insurance reserve, and increased corporate communications costs.

Nonoperating Items
Interest expense decreased $6 million in the first half of 2005 compared to the first half of 2004, primarily due to the amortization in 2004 of issue costs related to a master letter of credit facility that expired in the fourth quarter of 2004.
Foreign currency gains (losses), net improved $3 million from a $10 million net loss in the first half of 2004. Various currencies contributed to the improvement, most notably the Brazilian Real.
Other, net in the first six months of 2005 decreased $9 million compared to the first six months of 2004. The first six months of 2005 included $5 million in costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable. “Other, net” in the first six months of 2004 primarily reflected a $6 million pretax gain on the sale of our remaining shares of National Oilwell, Inc. common stock received in the January 2003 disposition of Mono Pumps.
Provision for income taxes from continuing operations in the first six months of 2005 of $323 million resulted in an effective tax rate of 29% compared to an effective tax rate of 39% for the first six months of 2004. Our annualized tax rate as applied to 2005 was positively impacted by a reduction in the valuation allowance against future tax deductions. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduces the number of years we project foreign tax credits to be displaced by asbestos related deductions. The positive impact from the reduction in our valuation allowance was partially offset by $28 million of adjustments of prior year taxes.
Loss from discontinued operations, net of tax in the first six months of 2004 included a $680 million pretax charge related to the write-down of the asbestos and silica insurance receivable, a $190 million pretax charge for the revaluation of the 59.5 million shares of Halliburton common stock contributed to the asbestos and silica claimant trusts, and an $11 million pretax charge related to the delayed-draw term facility, which expired in June 2004. The remaining $15 million consisted of professional and administrative fees related to various aspects of the asbestos and silica settlement.

OFF BALANCE SHEET RISK

In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both June 30, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.
In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was approximately $257 million as of June 30, 2005 and approximately $263 million as of December 31, 2004.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $43 million as of June 30, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of June 30, 2005, those 14 sites accounted for approximately $13 million of our total $43 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective no later than December 31, 2005. We are currently evaluating what impact, if any, this statement will have on our financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,”“may not,”“believes,”“do not believe,”“expects,”“do not expect,”“anticipates,”“do not anticipate,” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.
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

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.4 billion and $2.9 billion for the three and six months ended June 30, 2005 compared to $1.7 billion and $4.0 billion for the three and six months ended June 30, 2004.
Given the demands of working in Iraq and elsewhere for the United States government, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include threatened termination or termination, under any affected contract. If any contract were so terminated, we may not receive award fees under the affected contract, and our ability to secure future contracts could be adversely affected although we would receive payment for amounts owed for our allowable costs under cost-reimbursable contracts.
Typically, when issues are found during the governmental agency audit process, they are discussed and reviewed by the governmental agency with the contractor in order to reach a resolution. However, to the extent we or our subcontractors make mistakes in our government contract operations, even if unintentional, insignificant, or subsequently self-reported to the applicable government agency, we have been and will likely continue to be subject to intense scrutiny. Some of this scrutiny is a result of the Vice President of the United States being a former Chief Executive Officer of Halliburton. This scrutiny has recently centered on our government contracts work, especially in Iraq and other parts of the Middle East. In part because of the heightened level of scrutiny under which we operate, audit issues between us and government auditors like the Defense Contract Audit Agency (DCAA) or the inspector general of the Department of Defense may arise and are more likely to become public. We could be asked to reimburse payments made to us that are determined to be in excess of those allowed by the applicable contract, or we could agree to delay billing for an indefinite period of time for work we have performed until any billing and cost issues are resolved. Our ability to secure future government contracts business or renewals of current government contracts business in the Middle East or elsewhere could be materially and adversely affected. In addition, we may be required to expend a significant amount of resources explaining and/or defending actions we have taken under our government contracts. This could materially and adversely affect our liquidity.

DCAA audit issues
Our operations under United States government contracts are regularly reviewed and audited by the DCAA and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). We then work with our customer to resolve the issues noted in the audit report.
Dining facilities (DFAC). During 2003, the DCAA raised issues relating to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the cost associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. We have reached settlement agreements with all but one subcontractor and have resolved $44 million of the $55 million. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government. We will continue to withhold the $11 million pending settlement with the remaining subcontractor. We are finalizing the remaining contract documentation associated with the DFACs, and we expect to resolve this issue in the near future. As a result of the agreement with the AMC, as discussed above, we recorded $10 million in additional operating income during the first quarter of 2005.
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
The DCAA has issued various audit reports related to task orders under the RIO contract that currently report $275 million in questioned and unsupported costs (down from $304 million originally reported because some issues have been resolved). To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs are associated with the humanitarian fuel mission. In these reports, the DCAA has compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. We are working with our customer to resolve this issue.
Laundry. During the third quarter of 2004, we received notice from the DCAA that it recommended withholding $16 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believes we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the first quarter of 2005, the DCAA issued a second notice to withhold approximately $2 million. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. The $18 million has been withheld from the subcontractor. We are working with the DCMA and the subcontractor to resolve this issue.

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $60 million has been withheld as of June 30, 2005. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. However, we believe the DCAA may recommend withholding additional costs as their reviews continue. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. No assurance can be given that the DCAA might not recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 to our consolidated financial statements for further discussion.
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
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony relating to some of these matters.
In the first quarter of 2005, the Department of Justice issued two indictments associated with these issues against a former KBR procurement manager and a manager of La Nouvelle.
Withholding of payments
During 2004, the AMC issued a determination that a particular contract clause could cause it to withhold 15% from our invoices until our task orders under the LogCAP contract are definitized. The AMC delayed implementation of this withholding pending further review. During the third quarter of 2004, we and the AMC identified three senior management teams to facilitate negotiation under the LogCAP task orders, and these teams concluded their effort by successfully negotiating the final outstanding task order definitization on March 31, 2005. This made us current with regard to definitization of historical LogCAP task orders and eliminated the potential 15% withholding issue under the LogCAP contract.

As of June 30, 2005, the COE had withheld approximately $120 million of our invoices related to a portion of our RIO contract pending completion of the definitization process. All 10 definitization proposals required under this contract have been submitted by us, and three have been finalized through a task order modification. After review by the DCAA, we have resubmitted six of the unfinalized seven proposals and are finalizing the revised proposal for the remaining one. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order. The COE also could withhold similar amounts from future invoices under our RIO contract until agreement is reached with the customer and task order modifications are issued.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and we expect to receive payment in the third quarter of 2005 as the definitization process is substantially complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had unapproved claims totaling $108 million at June 30, 2005 for the LogCAP, RIO, and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order or were related to lost, damaged, and destroyed equipment.
Cost reporting
In the first quarter of 2005, we received notice that a contracting officer for our PCO Oil South project considers our monthly categorization and detail of costs and our ability to schedule and forecast costs to be inadequate, and he requested corrections be made. In June 2005, we received formal notification that the corrections made by us were satisfactory and the notice was lifted.
DCMA system reviews
Report on estimating system. On December 27, 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
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
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of June 30, 2005 are not material.

Other Legal Matters
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

Our operations in more than 100 countries other than the United States accounted for approximately 75% of our consolidated revenue during the first six months of 2005 and 78% of our consolidated revenue during 2004. Based upon the location of services provided and products sold, 28% of our consolidated revenue in the first half of 2005 and 26% during 2004 were from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
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
In addition, investigations by governmental authorities (see “Legal Matters - Nigerian joint venture and investigations” above), as well as legal, social, economic, and political issues in Nigeria, could materially and adversely affect our Nigerian business and operations. In September 2004, the Federal Republic of Nigeria issued a directive to one of our subsidiaries banning us from receiving new contracts from the Nigerian government or from companies controlled by the Nigerian government. We believe this directive to have been originally issued as a result of an adverse reaction in Nigeria to the theft of radioactive material that we used in wireline logging operations, which was subsequently recovered and returned to Nigeria. We are currently working with the Nigerian government to obtain a lifting of the ban. If the ban is not lifted, it could have an adverse effect on our ability to conduct portions of our business in Nigeria.
Our facilities and our employees are under threat of attack in some countries where we operate, including Iraq and Saudi Arabia. In addition, the risk relating to loss of life of our personnel and our subcontractors in these areas continues.
Military action, other armed conflicts, or terrorist attacks
Military action in Iraq, military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
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

Income taxes
We have operations in more than 100 countries other than the United States. Consequently, we are subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.
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
Demand for our products and services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity, often reflected as changes in rig counts. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability. Factors affecting the prices of oil and natural gas include:
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
Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Spending on exploration and production activities and capital expenditures for refining and distribution facilities by large oil and gas companies have a significant impact on the activity levels of our businesses. In the current environment where oil and gas demand exceeds supply, the ability to rebalance supply with demand may be constrained by the global availability of rigs. Full utilization of rigs could lead to limited growth in revenue. In addition, the extent of the growth in oilfield services may be limited by the availability of equipment and manpower.
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

-	a decrease in capital spending by governments for infrastructure projects of the type that we undertake;
-	the consolidation of our customers, which could:
-	cause customers to reduce their capital spending, which has in turn reduced the demand for our services and products; and
-
result in customer personnel changes, which in turn affects the timing of contract negotiations and settlements of claims and claim negotiations with engineering and construction customers on cost variances and change orders on major projects;

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
Acquisitions, dispositions, investments, and joint ventures
We may actively seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or contractual arrangements or joint ventures. These transactions would be intended to result in the realization of savings, the creation of efficiencies, the generation of cash or income, or the reduction of risk. Acquisition transactions may be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our consolidated results of operations.
These transactions also involve risks and we cannot ensure that:
-	any acquisitions would result in an increase in income;
-	any acquisitions would be successfully integrated into our operations and internal controls;

-	any disposition would not result in decreased earnings, revenue, or cash flow;
-	any dispositions, investments, acquisitions, or integrations would not divert management resources; or
-	any dispositions, investments, acquisitions, or integrations would not have a material adverse effect on our results of operations or financial condition.
Now that we have resolved our asbestos and silica liability and our affected subsidiaries have exited Chapter 11 reorganization proceedings, we intend to separate KBR from Halliburton, which could include a transaction involving a spin-off, split-off, public offering, or sale of KBR or its operations. In order to achieve optimal value for our shareholders, we believe it is important for KBR to demonstrate a track record of positive earnings and backlog growth for a number of quarters, and make progress in resolving outstanding issues regarding governmental contracts and investigations.
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
Regulatory requirements
We are subject to a number of global and industry-wide regulatory and licensing requirements related to the radioactive sources, explosives, and chemicals used in our business. In addition, there are numerous regulatory and licensing requirements related to ownership, employee qualifications, transportation, storage, and handling of those materials. Changes in the regulatory and licensing requirements or our failure to comply with regulatory or licensing requirements related to those materials may negatively impact our ability to provide services in some jurisdictions and could materially and adversely affect us.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 11, 12, and 13 to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2005.

			Total Number of
			Shares Purchased
			as Part of
			Publicly
	Total Number of	Average Price Paid	Announced Plans
Period	Shares Purchased (a)	per Share	or Programs
April 1-30	20,593	$42.30	-
May 1-31	13,988	$42.16	-
June 1-30	19,962	$43.02	-
Total	54,543	$42.53	-

(a)  All of the shares repurchased during the three-month period ended June 30, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.
      These share purchases were not part of a publicly announced program to purchase common shares.

On April 25, 2000, our Board of Directors approved plans to implement a share repurchase program for up to 44 million shares of our common stock, of which 22,385,700 shares may yet be purchased.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 18, 2005, stockholders were asked to consider and act upon:

(1)	the election of Directors for the ensuing year;
(2)	a proposal to ratify the appointment of KPMG LLP as independent accountants to examine the financial statements and books and records of Halliburton for the year 2005;
(3)	a stockholder proposal on severance agreements; and
(4)	a stockholder proposal on Director election vote threshold.

The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.

(1) Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Robert L. Crandall	376,850,439	21,130,313
Kenneth T. Derr	379,499,992	18,480,760
S. Malcolm Gillis	389,372,910	8,607,842
W. R. Howell	379,542,003	18,438,749
Ray L. Hunt	389,052,137	8,928,615
David J. Lesar	387,080,848	10,899,904
J. Landis Martin	350,540,444	47,440,308
Jay A. Precourt	382,291,949	15,688,803
Debra L. Reed	389,404,383	8,576,369

(2) Proposal for ratification of the selection of auditors:

Number of Votes For	391,708,566
Number of Votes Against	3,266,296
Number of Votes Abstain	3,005,888
Number of Broker Non-Votes	2

(3) Stockholder proposal on severance agreements:

Number of Votes For	194,163,915
Number of Votes Against	144,992,765
Number of Votes Abstain	3,814,639
Number of Broker Non-Votes	55,009,433

(4) Stockholder proposal on director election vote threshold:

Number of Votes For	160,270,969
Number of Votes Against	178,071,252
Number of Votes Abstain	4,629,690
Number of Broker Non-Votes	55,008,841

Item 5. Other Information
None.

Item 6. Exhibits
* 12	Statement of Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and Chief Financial Officer	Senior Vice Presdient and Chief Accounting Officer

Date: July 29, 2005