Form 10-Q
period 2005-09-30
HALLIBURTON CO
filed 2005-10-31
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 1-3492

HALLIBURTON COMPANY

(a Delaware Corporation)
75-2677995

5 Houston Center
1401 McKinney, Suite 2400
Houston, Texas 77010
(Address of Principal Executive Offices)

Telephone Number - Area Code (713) 759-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X       No  ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X      No  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____  No       X

As of October 24, 2005, 512,840,219 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-25

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26-64

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	65

Item 4.	Controls and Procedures	65

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars and shares except per share data)	2005	2004	2005	2004
Revenue:
Services	$4,496	$4,264	$13,354	$13,748
Product sales	648	531	1,861	1,537
Equity in earnings (losses) of unconsolidated affiliates, net	(49)	(5)	(19)	(20)
Total revenue	5,095	4,790	15,196	15,265
Operating costs and expenses:
Cost of services	3,857	3,926	11,666	13,163
Cost of sales	544	465	1,558	1,380
General and administrative	89	97	286	271
Gain on sale of business assets, net	(85)	(40)	(197)	(40)
Total operating costs and expenses	4,405	4,448	13,313	14,774
Operating income	690	342	1,883	491
Interest expense	(51)	(51)	(154)	(160)
Interest income	17	13	38	30
Foreign currency gains (losses), net	(2)	1	(9)	(9)
Other, net	(2)	(2)	(7)	2
Income from continuing operations before income taxes
and minority interest	652	303	1,751	354
Provision for income taxes	(132)	(111)	(455)	(131)
Minority interest in net income of subsidiaries	(21)	(6)	(39)	(19)
Income from continuing operations	499	186	1,257	204
Loss from discontinued operations, net of tax (provision)
benefit of $0, $72, $0, and $218	-	(230)	(1)	(980)
Net income (loss)	$499	$(44)	$1,256	$(776)
Basic income (loss) per share:
Income from continuing operations	$0.99	$0.43	$2.50	$0.47
Loss from discontinued operations, net	-	(0.54)	-	(2.25)
Net income (loss)	$0.99	$(0.11)	$2.50	$(1.78)
Diluted income (loss) per share:
Income from continuing operations	$0.95	$0.42	$2.44	$0.46
Loss from discontinued operations, net	-	(0.51)	-	(2.22)
Net income (loss)	$0.95	$(0.09)	$2.44	$(1.76)

Cash dividends per share	$0.125	$0.125	$0.375	$0.375
Basic weighted average common shares outstanding	506	438	503	437
Diluted weighted average common shares outstanding	525	442	516	441
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
(Millions of dollars and shares except per share data)	2005	2004
Assets
Current assets:
Cash and equivalents	$2,124	$1,917
Investments in marketable securities	-	891
Receivables:
Notes and accounts receivable (less allowance for bad debts of $88 and $127)	2,853	2,873
Unbilled work on uncompleted contracts	1,320	1,812
Insurance for asbestos- and silica-related liabilities	193	1,066
Total receivables	4,366	5,751
Inventories	962	791
Current deferred income taxes	429	301
Other current assets	610	379
Total current assets	8,491	10,030
Property, plant, and equipment, net of accumulated depreciation of $3,784 and $3,674	2,602	2,553
Goodwill	739	795
Noncurrent deferred income taxes	511	780
Equity in and advances to related companies	358	541
Insurance for asbestos- and silica-related liabilities	201	350
Other assets	793	815
Total assets	$13,695	$15,864
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,714	$2,339
Current maturities of long-term debt	651	347
Advanced billings on uncompleted contracts	603	553
Accrued employee compensation and benefits	473	473
Short-term notes payable	35	15
Asbestos- and silica-related liabilities	-	2,408
Other current liabilities	756	997
Total current liabilities	4,232	7,132
Long-term debt	2,821	3,593
Employee compensation and benefits	638	635
Other liabilities	524	464
Total liabilities	8,215	11,824
Minority interest in consolidated subsidiaries	133	108
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 1,000 shares, issued 526 and 458 shares	1,315	1,146
Paid-in capital in excess of par value	2,764	277
Common shares to be contributed to asbestos trust - 59.5 shares	-	2,335
Deferred compensation	(95)	(74)
Accumulated other comprehensive income	(194)	(146)
Retained earnings	1,937	871
	5,727	4,409
Less 13 and 16 shares of treasury stock, at cost	380	477
Total shareholders’ equity	5,347	3,932
Total liabilities and shareholders’ equity	$13,695	$15,864
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30
(Millions of dollars)	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,256	$(776)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss from discontinued operations	1	980
Depreciation, depletion, and amortization	377	374
Provision (benefit) for deferred income taxes, including $0 and $(163) related to
discontinued operations	209	(200)
Distribution from (advances to) related companies, net of equity in (earnings) losses	59	(39)
Gain on sale of assets	(195)	(47)
Asbestos and silica liability payments related to Chapter 11 filing	(2,345)	-
Collection of asbestos- and silica-related receivables	1,030	-
Other changes:
Receivables and unbilled work on uncompleted contracts	614	(252)
Accounts receivable facilities transactions	(263)	458
Inventories	(172)	(54)
Accounts payable	(570)	593
Restricted cash related to Chapter 11 proceedings	4	(107)
Other	(116)	47
Total cash flows from operating activities	(111)	977
Cash flows from investing activities:
Capital expenditures	(474)	(422)
Sales of property, plant, and equipment	91	101
Dispositions (acquisitions) of business assets, net of cash disposed	275	102
Proceeds from sales of securities	15	21
Sales (purchases) of short-term investments in marketable securities, net	891	(1,462)
Investments - restricted cash	1	88
Other investing activities	(27)	(24)
Total cash flows from investing activities	772	(1,596)
Cash flows from financing activities:
Proceeds from long-term debt, net of offering costs	12	496
Proceeds from exercises of stock options	303	48
Payments to reacquire common stock	(10)	(6)
Borrowings (repayments) of short-term debt, net	(9)	(7)
Payments of long-term debt	(546)	(16)
Payments of dividends to shareholders	(190)	(165)
Other financing activities	(5)	(4)
Total cash flows from financing activities	(445)	346
Effect of exchange rate changes on cash	(9)	(8)
Increase (decrease) in cash and equivalents	207	(281)
Cash and equivalents at beginning of period	1,917	1,104
Cash and equivalents at end of period	$2,124	$823
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$172	$136
Income taxes	$218	$190
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 and 2004 may not be indicative of results for the full year.

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” or “Other assets” as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
Millions of dollars	2005	2004
Probable unapproved claims	$177	$182
Probable unapproved claims accrued revenue	174	182
Probable unapproved claims from unconsolidated
related companies	78	51

The probable unapproved claims, including unconsolidated related companies, as of September 30, 2005, relate to five contracts, most of which are complete or substantially complete. See Note 12 for a discussion of government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of September 30, 2005 ($151 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of September 30, 2005, we had not accrued any amounts related to the counterclaims in the arbitrations.

We have contracts with probable unapproved claims that will likely not be settled within one year totaling $174 million at September 30, 2005 and $153 million at December 31, 2004 included in the table above, which are reflected as “Other assets” on the condensed consolidated balance sheets. Other probable unapproved claims that we believe will be settled within one year, included in the table above, have been recorded to “Unbilled work on uncompleted contracts” on the condensed consolidated balance sheets. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”
Unapproved change orders
We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $59 million at September 30, 2005. Unapproved change orders at December 31, 2004 were $43 million. Our share of change orders from unconsolidated related companies totaled $27 million at September 30, 2005 and $37 million at December 31, 2004.
Barracuda-Caratinga project
Following is the status, as of September 30, 2005, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
-	the project was approximately 98% complete;
-
to date, we have recorded losses of $762 million reflecting cash shortfalls incurred and anticipated through completion of the project, of which $407 million was recorded in 2004 ($310 million during the second quarter of 2004, and $97 million during the first quarter of 2004), $238 million was recorded in 2003, and $117 million was recorded in 2002;

-	the losses recorded include $22 million in liquidated damages paid in 2004 based on the final agreement with Petrobras;
-	the $300 million of advance payments received from our customer have been completely repaid; and
-	we have received $138 million related to approved change orders.
The Barracuda and Caratinga vessels are each producing oil and gas, and we are currently working to complete construction-related items and to complete the contractually specified Lenders’ Reliability Test, which started in September 2005 for both vessels. In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flow-lines that have failed and that were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacements is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. Discussions with Petrobras remain ongoing.
We continue to fund operating cash shortfalls on this project and estimate that we will pay approximately $28 million during the remainder of 2005, which represents remaining project costs, net of revenue to be received.

Note 3. Dispositions
Dulles Greenway Toll Road
As part of our infrastructure projects, we occasionally take an ownership interest in the constructed asset, with a view toward monetization of that ownership interest after the asset has been operating for some period and increases in value. In September 2005, we sold our 13% interest in a joint venture that owned the Dulles Greenway Toll Road in Virginia. We received $85 million in cash from the sale. Because of unfavorable early projections of traffic to support the toll road after it had opened, we wrote down our investment in the toll road in 1996. At the time of the sale, our investment had a net book value of zero, and therefore, we recorded the entire $85 million to operating income in our Government and Infrastructure segment.

Subsea 7, Inc.
In January 2005, we completed the sale of our 50% interest in Subsea 7, Inc. to our joint venture partner, Siem Offshore (currently Subsea 7, Inc.), for $203 million in cash. As a result of the transaction, we recorded a gain of approximately $110 million during the first quarter of 2005. Prior to the sale, we accounted for our 50% ownership of Subsea 7, Inc. using the equity method in our Production Optimization segment.
Surface Well Testing
In August 2004, we sold our surface well testing and subsea test tree operations within our Production Optimization segment to Power Well Service Holdings, LLC, an affiliate of First Reserve Corporation, for approximately $129 million, of which we received $126 million in cash. In the third quarter of 2004, we recorded a $40 million gain on the sale. However, we continued to have significant involvement with portions of these operations in certain countries for a limited period of time and, therefore, did not recognize all the gain from the sale as of September 30, 2004. We recorded an additional $14 million of the remaining gain in the fourth quarter of 2004.

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
The table below presents information on our segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2005	2004	2005	2004
Revenue:
Production Optimization	$1,107	$886	$3,053	$2,391
Fluid Systems	731	618	2,061	1,707
Drilling and Formation Evaluation	588	450	1,643	1,317
Digital and Consulting Solutions	171	154	495	413
Total Energy Services Group	2,597	2,108	7,252	5,828
Government and Infrastructure	1,884	1,993	6,014	7,098
Energy and Chemicals	614	689	1,930	2,339
Total KBR	2,498	2,682	7,944	9,437
Total revenue	$5,095	$4,790	$15,196	$15,265
Operating income (loss):
Production Optimization	$263	$222	$799	$425
Fluid Systems	139	113	387	250
Drilling and Formation Evaluation	129	62	335	164
Digital and Consulting Solutions	35	17	80	60
Total Energy Services Group	566	414	1,601	899
Government and Infrastructure	149	(6)	275	75
Energy and Chemicals	1	(44)	102	(417)
Total KBR	150	(50)	377	(342)
General corporate	(26)	(22)	(95)	(66)
Total operating income	$690	$342	$1,883	$491

Intersegment revenue was immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.

Total revenue for the three and nine months ended September 30, 2005 included $1.5 billion and $4.8 billion or 29% and 32% of consolidated revenue from the United States Government, which was derived almost entirely by the Government and Infrastructure segment. Revenue from the United States Government during the three and nine months ended September 30, 2004 represented 34% and 40% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 5. Receivables (Other than “Insurance for asbestos- and silica- related liabilities”)
In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both September 30, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.
In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was zero as of September 30, 2005 and approximately $263 million as of December 31, 2004.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $45 million at September 30, 2005 and $37 million at December 31, 2004. If the average cost method had been used, total inventories would have been $21 million higher than reported at September 30, 2005 and $17 million higher than reported at December 31, 2004. Inventories consisted of the following:

Millions of dollars	September 30, 2005	December 31, 2004
Finished products and parts	$708	$602
Raw materials and supplies	191	156
Work in process	63	33
Total	$962	$791

Finished products and parts are reported net of obsolescence accruals of $110 million at September 30, 2005 and $119 million at December 31, 2004.

Note 7. Investments
Investments in marketable securities
Our investments in marketable securities are reported at fair value. At December 31, 2004, our investments in marketable securities consisted of auction rate securities classified as available-for-sale. The 2004 balance of the auction rate securities was previously classified as cash and equivalents due to our intent and ability to quickly liquidate these securities to fund current operations and due to their interest rate reset feature. The auction rate securities were reclassified as investments in marketable securities. There was no impact on net income or cash flow from operating activities as a result of the reclassification.
Restricted cash
At September 30, 2005, we had restricted cash of $122 million in “Other assets,” which consisted of:
-	$99 million as collateral for potential future insurance claim reimbursements; and
-	$23 million related to cash collateral agreements for outstanding letters of credit for various construction projects.

At December 31, 2004, we had restricted cash of $121 million in “Other assets” and $17 million in “Other current assets,” which consisted of similar items as above.

Note 8. Property, Plant, and Equipment
In the second quarter of 2004, we implemented a change in accounting estimate to more accurately reflect the useful life of some of the tools of our Drilling and Formation Evaluation segment. This resulted in a $9 million reduction in depreciation expense in the first quarter of 2005, as well as a combined $35 million reduction in depreciation expense in the last three quarters of 2004. There was no impact in the second and third quarters of 2005 compared to the same periods in the prior year. We extended the useful lives of these tools based on our review of their service lives, technological improvements in the tools, and recent changes to our repair and maintenance practices that helped to extend the lives.

Note 9. Comprehensive Income
The components of other comprehensive income (loss) include the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2005	2004	2005	2004
Net income (loss)	$499	$(44)	$1,256	$(776)

Cumulative translation adjustments	1	(6)	(28)	(3)
Realization of losses included in net income (loss)	-	-	3	-
Net cumulative translation adjustments	1	(6)	(25)	(3)

Unrealized net gains (losses) on investments
and derivatives	(8)	17	(9)	5
Realization of gains on investments and derivatives
included in net income (loss)	(1)	-	(14)	-
Net unrealized gains (losses) on investments
and derivatives	(9)	17	(23)	5
Total comprehensive income (loss)	$491	$(33)	$1,208	$(774)

Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
Millions of dollars	2005	2004
Cumulative translation adjustments	$(56)	$(31)
Pension liability adjustments	(130)	(130)
Unrealized gains (losses) on investments and derivatives	(8)	15
Total accumulated other comprehensive income	$(194)	$(146)

Note 10. Debt
Senior notes
On October 17, 2005, we repaid, at par plus accrued interest, our $300 million floating rate senior notes that matured. As of September 30, 2005, these notes were included in “Current maturities of long-term debt” in the consolidated balance sheet.
On January 26, 2004, we issued $500 million aggregate principal amount of senior notes due 2007 bearing interest at a floating rate equal to three-month LIBOR plus 0.75%, payable quarterly. On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of these senior notes.

Revolving credit facilities
In March 2005, we entered into a $1.2 billion variable rate, five-year unsecured revolving credit agreement, which replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit outstanding under the previous $700 million revolving credit facility is now outstanding under our $1.2 billion revolving credit agreement and has a balance of $107 million as of September 30, 2005. As of September 30, 2005 approximately $1.1 billion was available for borrowing under the $1.2 billion revolving credit agreement, but no borrowings had been made.
We are subject to a maximum debt-to-capitalization ratio of not greater than 60% under this revolver and are in compliance at September 30, 2005.

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

Millions of dollars
Asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $2,408 was current)	$(2,445)
Payment to trusts in accordance with the plan of reorganization	2,345
First installment payment of partitioning agreement with Federal-Mogul	16
Cash settlement payment to the silica trust	15
Payment on one-year asbestos note	8
Reclassification of remaining note balances to other current
liabilities and long-term debt	61
Asbestos- and silica-related liabilities - September 30, 2005 balance	$-
Insurance for asbestos- and silica-related liabilities:
December 31, 2004 balance (of which $1,066 was current)	$1,416
Payments received	(1,030)
Write-off of insurance recoveries/net present value true-up	(3)
Accretion	11
Insurance for asbestos- and silica-related liabilities - September 30, 2005
balance (of which $193 is current)	$394

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

-
a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants. We prepaid the initial installment on the note of approximately $8 million in January 2005 and paid an additional $15 million during the third quarter of 2005. The final payment of approximately $8 million under the note will be paid by the end of the fourth quarter of 2005; and

-
a silica note plus an initial payment into a silica trust of $15 million. The note provides that we will contribute an amount to the silica trust at the end of each year for the next 30 years of up to $15 million. The note also provides for an extension of the note for 20 additional years under certain circumstances. We have estimated the value of this note plus the initial cash payment to be approximately $24 million at December 31, 2004. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust.

Our plan of reorganization called for a portion of our total asbestos liability to be settled by contributing 59.5 million shares of Halliburton common stock to the trust. At March 31, 2004, we revalued the 59.5 million shares to approximately $1.7 billion ($29.37 per share) from $1.6 billion ($26.27 per share) at December 31, 2003, resulting in a $190 million charge to discontinued operations. At September 30, 2004, we revalued the 59.5 million shares to approximately $2.0 billion ($33.48 per share), resulting in a $245 million charge to discontinued operations. Effective December 31, 2004, concurrent with receiving final and nonappealable confirmation of our plan of reorganization, we reclassified from a long-term liability to shareholders’ equity the final value of the 59.5 million shares of Halliburton common stock to be contributed to the asbestos trust. In January 2005, when the 59.5 million shares were actually contributed to the trust, the $2.335 billion value of the common shares was reclassified to common stock and paid-in capital in excess of par value on the condensed consolidated balance sheets.
Insurance settlements. During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we will receive cash proceeds with a nominal amount of approximately $1.5 billion and with a present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $1.030 billion related to these receivables were received in the first nine months of 2005. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $428 million at September 30, 2005, in several installments through 2010.
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

Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At September 30, 2005, we had not recorded any liability associated with these indemnifications.

Note 12. United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.2 billion and $4.1 billion for the three and nine months ended September 30, 2005 compared to $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004.
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
Dining facilities (DFAC). During 2003, the DCAA raised issues related to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the costs associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. As a result of the agreement with the AMC, we recorded $10 million in additional operating income during the first quarter of 2005.
Subsequently, we have reached settlement agreements with all but one subcontractor, Eurest Support Services (Cyprus) International Limited, or ESS, and have resolved $44 million of the $55 million disallowed DFAC subcontractor costs. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government and are continuing to withhold the remaining $11 million, pending settlement with ESS. On September 30, 2005, ESS filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. ESS seeks total damages of approximately $42 million. We intend to vigorously defend this matter.

Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task orders and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA issued various audit reports related to task orders under the RIO contract that reported $275 million in questioned and unsupported costs. To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs were associated with the humanitarian fuel mission. In these reports, the DCAA compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. During the third quarter of 2005, we agreed with our customer on more than $1.0 billion worth of fuel delivery task orders under the RIO program, which reduced our exposure related to the questioned and unsupported costs from $275 million to $55 million. We are working with our customer to resolve the remaining fuel delivery task orders valued at approximately $266 million.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $55 million has been withheld as of September 30, 2005 (down from $60 million originally reported because some issues have been resolved). The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
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
Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 for further discussion.
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
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.
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
As of September 30, 2005, the COE had withheld approximately $56 million of our invoices related to a portion of our RIO contract pending completion of the definitization process (down from $120 million originally reported because some task orders were definitized during the third quarter of 2005). All 10 definitization proposals required under this contract have been submitted by us, and six have been finalized through task order modifications. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had probable unapproved claims totaling $57 million at September 30, 2005 for the LogCAP and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report, it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of September 30, 2005 are not material.

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
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to others. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V., which is an affiliate of ENI SpA of Italy. Commencing in 1995, TSKJ entered into a series of agency agreements in connection with the Nigerian project. We understand that a French magistrate has officially placed Jeffrey Tesler, a principal of Tri-Star Investments, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We also understand that the matters under investigation include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ.

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
We understand from the ongoing governmental and other investigations that payments may have been made to Nigerian officials. In addition, TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and is considering instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.
We also understand that the matters under investigation involve parties other than Kellogg Brown & Root and M. W. Kellogg, Ltd. (a joint venture in which Kellogg Brown & Root has a 55% interest), cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries (which included M. W. Kellogg, Ltd.)), and possibly include the construction of a fertilizer plant in Nigeria in the early 1990s and the activities of agents and service providers. The government has also recently requested information, which we are furnishing, regarding the company’s participation in additional projects in and outside of Nigeria.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. The termination occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
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
As of September 30, 2005, we have not accrued any amounts related to this investigation other than our current legal expenses.
Bidding practices investigation. In connection with the investigation into payments made in connection with the Nigerian project, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s, which was significantly before our 1998 acquisition of Dresser Industries.
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
As of September 30, 2005, we had not accrued any amounts related to this investigation other than our current legal expenses.

SEC investigation of change in accounting for revenue on long-term construction projects and related disclosures
In August 2004, we reached a settlement in the investigation by the SEC involving our 1998 and 1999 disclosure of and accounting for the recognition of revenue from unapproved claims on long-term construction projects. Our settlement with the SEC covers a failure to disclose a 1998 change in accounting practice. We disclosed the change in accounting practice in our 1999 Form 10-K and continued to do so in subsequent periods. The SEC did not determine that we departed from generally accepted accounting principles nor did it find errors in accounting or fraud. We neither admitted nor denied the SEC’s findings but paid a $7.5 million civil penalty and recorded a charge of that amount in the second quarter of 2004. As part of the settlement, the company agreed to cease and desist from committing or causing future securities law violations.
Securities and related litigation
On June 3, 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the period of approximately May 1998 until approximately May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation discussed above. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us on or about April 11, 2003 (the “Moore class action”). Subsequently, in October 2002 and March 2003, two derivative actions arising out of essentially the same facts and circumstances were filed. Both of those actions have now been dismissed.
In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the Moore class action would be settled. In June 2003, the lead plaintiffs in the Moore class action filed a motion for leave to file a second amended consolidated complaint, which was granted by the court. In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint includes claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure (the “Dresser claims”). The Dresser claims were included in the settlement discussions leading up to the signing of the memorandum of understanding and were among the claims the parties intended to have resolved by the terms of the proposed settlement of the consolidated Moore class action and the derivative action. The memorandum of understanding called for Halliburton to pay $6 million, which would be funded by insurance proceeds.
On June 7, 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case to another district judge and a final hearing on the fairness of the settlement, on September 9, 2004, the court entered an order holding that evidence of the settlement’s fairness was inadequate, denying the motion for final approval of the settlement in the Moore class action, and ordering the parties, among other things, to mediate. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we are entitled to do by its terms. The mediation was held on January 27, 2005 and, at the conclusion of that day, was declared by the mediator to be at an impasse with no settlement having been reached.
After the mediation, the lead plaintiff and lead counsel filed motions to withdraw as lead plaintiff and lead counsel. The court conducted a hearing on those motions on April 29, 2005. At that hearing, the court granted the motions, appointed new co-lead counsel and a new lead plaintiff, directed that they file a third consolidated amended complaint not later than May 9, 2005, and that we file our motion to dismiss not later than June 8, 2005. That motion has now been filed and fully briefed. The court held oral argument on that motion on August 2, 2005, at which time the court took the motion under advisement. We await the court’s ruling. Should the motion to dismiss be denied, we intend to vigorously defend the action.

Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades on a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. The case was scheduled for trial beginning the last full week of May 2005. At the conclusion of jury selection, we again requested a motion for change of venue we had filed earlier. That motion was denied by the trial court, and we have appealed the denial to the Nevada Supreme Court, resulting in an indefinite delay in the trial. We are awaiting the decision in that appeal. As of September 30, 2005, we had not accrued any amounts related to this matter.
Smith International award
In June 2004, a Texas district court jury returned a verdict in our favor in connection with a patent infringement lawsuit we filed against Smith International (Smith). We were awarded $24 million in damages by the jury. We filed the lawsuit in September 2002, seeking damages for Smith’s infringement of our patented Energy Balanced™ roller cone drill bit technology. The jury found that Smith’s competing bits willfully infringed on three of our patents. Under applicable law, the judge has the discretion to enhance the damages to a total amount of up to three times the amount awarded by the jury and to award attorneys’ fees and costs. Subsequent to the verdict, upon our motion, the court enhanced the jury verdict by $12 million and added another $5 million in attorneys’ fees and costs for a total judgment of $41 million. Post-trial motions for a new trial and for judgment as a matter of law were denied, and Smith appealed the judgment. Briefing of the appeal is underway, however, matters remain to be concluded that will delay the completion of briefing, resulting in oral argument likely taking place during the first quarter of 2006.
Related litigation dealing with claims of infringement of the same technology was tried in January and February 2005 in England. On July 21, 2005, the court in England entered a judgment in which it held that the disclosures in the patents at issue were insufficient under English law to support our claims. Additionally, the court held that one of the two patents involved was not infringed. We have appealed that judgment. Related litigation remains pending in Italy.
In anticipation of Smith filing an infringement action against us, in March 2005, we filed a declaratory judgment action against Smith related to certain patents held by Smith dealing with essentially the same technology that underlies our patents involved in the Texas, England, and Italy litigation. Smith then filed an infringement action against us. Those cases, which have been joined together, remain pending in Texas.
As of September 30, 2005, we had not recorded any amounts related to these matters.
Improper payments reported to the SEC
During the second quarter of 2002, we reported to the SEC that one of our foreign subsidiaries operating in Nigeria made improper payments of approximately $2.4 million to entities owned by a Nigerian national who held himself out as a tax consultant, when in fact he was an employee of a local tax authority. The payments were made to obtain favorable tax treatment and clearly violated our Code of Business Conduct and our internal control procedures. The payments were discovered during our audit of the foreign subsidiary. We conducted an investigation assisted by outside legal counsel, and, based on the findings of the investigation, we terminated several employees. None of our senior officers were involved. We are cooperating with the SEC in its review of the matter. We took further action to ensure that our foreign subsidiary paid all taxes owed in Nigeria. A preliminary assessment of approximately $4 million was issued by the Nigerian tax authorities in the second quarter of 2003. We are cooperating with the Nigerian tax authorities to determine the total amount due as quickly as possible.

Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In January 2004, we received a follow-up letter from OFAC requesting additional information. We responded to this request on March 19, 2004. We understand this matter has now been referred by OFAC to the Department of Justice. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents on September 16, 2004. As of September 30, 2005, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced that, after fulfilling our current contractual obligations within Iran, we intend to cease operations within that country and to withdraw from further activities there.
Litigation brought by La Nouvelle
In October 2004, La Nouvelle, a subcontractor to us in connection with our government services work in Kuwait and Iraq, filed suit alleging breach of contract and interference with contractual and business relations. The relief sought included $224 million in damages for breach of contract, which included $34 million for wrongful interference and an unspecified sum for consequential and punitive damages. The dispute arose from our termination of a master agreement pursuant to which La Nouvelle operated a number of DFACs in Kuwait and Iraq and the replacement of La Nouvelle with ESS, which, prior to La Nouvelle’s termination, had served as La Nouvelle’s subcontractor. In addition, La Nouvelle alleged that we wrongfully withheld from La Nouvelle certain sums due La Nouvelle under its various subcontracts. During the second quarter of 2005, this litigation was settled without material impact to us.
David Hudak and International Hydrocut Technologies Corp.
On October 12, 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corrupt Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase in early 1994 of certain explosive charges that were later alleged by the United States Department of Justice to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. We have filed a motion to dismiss and, alternatively, a motion to transfer venue and are awaiting the court’s decision on those motions. It is, however, our intention to vigorously defend this action. As of September 30, 2005, we had not accrued any amounts related to this matter.
Convoy ambush litigation
Several of the families of truck drivers, employed by KBR and killed when a fuel convoy was ambushed in Iraq on April 9, 2004, have filed suit against us. These suits allege that we are responsible for the deaths of these drivers for a variety of reasons and assert legal claims for fraud, wrongful death, civil rights violations, and violations of the Racketeer Influenced and Corrupt Organizations Act. We deny the allegations of wrongdoing and fully intend to vigorously defend the actions. We believe that our conduct was entirely lawful and that our liability is limited by federal law. On July 1, 2005, the federal court in Houston, Texas denied our motion to dismiss based upon a narrow exception to the Defense Base Act. As of September 30, 2005, we had not accrued any amounts related to these matters.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $44 million as of September 30, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 15 federal and state superfund sites for which we have established a liability. As of September 30, 2005, those 15 sites accounted for approximately $14 million of our total $44 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of September 30, 2005, including $396 million that relate to our joint ventures’ operations. Also included in letters of credit outstanding as of September 30, 2005 were $276 million of performance letters of credit and $113 million of retainage letters of credit related to the Barracuda-Caratinga project. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of September 30, 2005, we had commitments to fund approximately $45 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $36 million of the commitments to be paid during the next year.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued liabilities for $111 million at September 30, 2005 and $44 million at December 31, 2004 for liquidated damages (including amounts related to unconsolidated subsidiaries) we could incur based upon completing the projects as forecasted.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars except per share data	2005	2004	2005	2004
Net income (loss), as reported	$499	$(44)	$1,256	$(776)
Total stock-based employee compensation expense determined
under fair value based method for all awards
(except restricted stock), net of related tax effects	(7)	(8)	(21)	(21)
Net income (loss), pro forma	$492	$(52)	$1,235	$(797)

Basic income (loss) per share:
As reported	$0.99	$(0.11)	$2.50	$(1.78)
Pro forma	$0.98	$(0.13)	$2.46	$(1.83)
Diluted income (loss) per share:
As reported	$0.95	$(0.09)	$2.44	$(1.76)
Pro forma	$0.94	$(0.11)	$2.40	$(1.81)

We also maintain a restricted stock program wherein the fair market value of the stock on the date of issuance is amortized and ratably charged to income over the average period during which the restrictions lapse. The related expense, net of tax, reflected in net income (loss) as reported was $4 million and $15 million for the three and nine months ended September 30, 2005 and $4 million and $9 million for the three and nine months ended September 30, 2004.
In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of shares	2005	2004	2005	2004
Basic weighted average common shares outstanding	506	438	503	437
Dilutive effect of:
Stock options	6	2	5	2
Convertible senior notes premium	11	-	6	-
Restricted stock	1	1	1	1
Other	1	1	1	1
Diluted weighted average common shares outstanding	525	442	516	441

In December 2004, we entered into a supplemental indenture that requires us to satisfy our conversion obligation for our $1.2 billion 3.125% convertible senior notes in cash, rather than in common stock, for at least the aggregate principal amount of the notes. This reduced the resulting potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. See the table above for the dilutive effect for the three and nine months ended September 30, 2005. The increase in the dilutive effect of the conversion premium from the second quarter of 2005 to the third quarter of 2005 resulted from a 33% increase in quarterly average stock price. The conversion price of $37.65 per share of common stock was greater than our average share price in the three and nine months ended September 30, 2004 and, consequently, did not result in dilution.
Excluded from the computation of diluted income (loss) per share are options to purchase one million shares of common stock that were outstanding during the nine months ended September 30, 2005 and nine million shares during the three and nine months ended September 30, 2004. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 16. Income Taxes
The provision for income taxes from continuing operations of $132 million resulted in an effective tax rate of 20% in the third quarter of 2005 compared to an effective tax rate of 37% for the third quarter of 2004. The provision for income taxes from continuing operations of $455 million resulted in an effective tax rate of 26% in the first nine months of 2005 compared to an effective tax rate of 37% for the first nine months of 2004. Our annualized tax rate as applied to 2005 is lower because we have been able to reduce our previously-recorded valuation allowance against our United States net operating loss. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduces the number of years we project foreign tax credits to be displaced by the United States net operating loss. As of September 30, 2005, the remaining valuation allowance related to asbestos and silica liabilities is $812 million.

Note 17. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Three Months Ended
	September 30
	2005		2004
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$17	$1	$21
Interest cost	2	42	2	37
Expected return on plan assets	(3)	(47)	(2)	(41)
Amortization of prior service cost	-	1	-	-
Settlements/curtailments	-	-	-	-
Recognized actuarial loss	2	4	1	3
Net periodic benefit cost	$1	$17	$2	$20

	Nine Months Ended
	September 30
	2005		2004
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$56	$1	$64
Interest cost	7	128	7	109
Expected return on plan assets	(8)	(139)	(8)	(122)
Amortization of prior service cost	-	1	-	-
Settlements/curtailments	-	5	1	-
Recognized actuarial loss	4	13	3	11
Net periodic benefit cost	$3	$64	$4	$62

In the first quarter of 2005, we amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and, therefore, during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $72 million to our international pension plans in 2005. As of September 30, 2005, we had contributed $52 million of this amount. Also, we had contributed $3 million to our domestic pension plans as of September 30, 2005 and do not expect to make additional contributions to our domestic plans in 2005.
The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2005	2004	2005	2004
Components of net periodic
benefit cost:
Service cost	$1	$1	$1	$1
Interest cost	2	1	7	4
Amortization of prior service cost	-	(2)	-	(7)
Recognized actuarial loss	-	-	-	1
Net periodic benefit cost	$3	$-	$8	$(1)

Note 18. New Accounting Standards
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW
Throughout the first nine months of 2005, our Energy Services Group (ESG) continued its improved performance. During each quarter of 2005, ESG established new revenue and operating income records and, on a year-to-date basis, its operating margin increased seven percentage points compared to the first nine months of 2004. To date, ESG has benefited from:
-	price increases implemented during 2004 and 2005;
-	the return of activity in the deepwater Gulf of Mexico;
-	increased oilfield activity globally, especially within our pressure pumping businesses, which consist of production enhancement and cementing services; and
-	a strong natural gas production market in the United States.
During the third quarter of 2005, our operations were impacted by several hurricanes in the Gulf of Mexico. ESG lost approximately $46 million in revenue and approximately $28 million in operating income, primarily due to the temporary suspension of work related to damaged and lost customer rigs. We also estimate that the slow recovery in the Gulf of Mexico infrastructure and our customers’ ability to restore the operations of their rigs and platforms to pre-hurricane levels will negatively impact the fourth quarter of 2005 and the first six months of 2006.
KBR delivered $377 million in operating income in the first nine months of 2005, for a 4.7% operating margin. These results reflect improved project performance, recent award fees received for our work in Iraq, and the resolution of disputed fuel costs and other issues as a result of favorable settlement of government audits. KBR’s results also included $85 million of operating income from the sale of an interest in a toll road during the third quarter of 2005. We have received favorable job performance ratings for our work supporting the troops in Iraq. As a result, in the first nine months of 2005 we recorded $51 million of incremental operating income related to our LogCAP and RIO contracts. We also continue to build our backlog related to liquefied natural gas (LNG) and gas-to-liquids (GTL) infrastructure projects designed to commercialize gas reserves around the world. Our backlog in these “gas monetization projects” has grown to $3.8 billion at September 30, 2005. KBR incurred $5 million in pretax expenses related to the hurricanes in the Gulf of Mexico during the third quarter of 2005.
Looking ahead, the outlook for our business is positive. Strong commodity prices, a lack of excess oil supply compared to historical up-cycle periods, and continuing strong cash flow are driving increased spending plans for our exploration and production customers. We believe oil and gas prices will fluctuate in the future, but the fundamentals that support continued strong commodity prices and demand for our products or services should not change in the next several quarters. We also expect significant growth in gas monetization projects. Global energy demand continues to grow and world economies appear to be absorbing higher oil and gas prices with limited impact to gross domestic product growth rates. In October 2005, we implemented additional United States price book increases ranging from 6% to 18% for our products and services in ESG. While we will continue to monitor the situation and maintain a disciplined approach to costs and capital, we are encouraged about our prospects in this robust environment, both in the United States and abroad.
Having finalized our asbestos and silica settlements in January 2005, we have shifted our focus to the following priorities:
-
positioning KBR for a possible separation from Halliburton. In order to achieve the optimal value for our shareholders, we believe it is important for KBR to demonstrate a track record of positive earnings and backlog growth for a number of quarters and make progress in resolving outstanding issues regarding governmental contracts and investigations. We believe we are making progress positioning KBR for a possible separation. No timeline has been set for a separation of KBR nor has a decision been made on what form any potential separation might take. Although a number of forms of separation are under consideration, we currently believe an initial public offering of KBR may be the most attractive option. Any such sale of KBR stock will be registered under the Securities Act of 1933, and such shares of common stock will only be offered and sold by means of a prospectus. This quarterly report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state;
-
focusing on maximizing return on capital. In ESG, we are focused on a “fix it or exit” program for underperforming operations, and we are implementing improvements in our supply chain, pricing, service quality, and capital discipline, as well as manufacturing efficiencies. As a result, ESG’s operating income has continued to grow throughout the first nine months of 2005, and operating margins have been positively impacted. Having completed the restructuring of KBR, we are also seeing results from our focus on project management and cost efficiencies; and

-
reducing our debt-to-capitalization ratio to the mid-30s by early 2006. To this end, we redeemed $500 million of senior notes in April 2005 and paid $300 million floating rate senior notes that matured on October 17, 2005. Our debt-to-capitalization ratio at September 30, 2005 was 40%. We estimate that the retirement of the $300 million senior notes in October 2005 will reduce our debt-to-capitalization ratio by three percentage points.

Detailed discussions of our United States government contract work, the Nigerian joint venture and investigations, and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.
United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.2 billion and $4.1 billion for the three and nine months ended September 30, 2005 compared to $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004.
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
Dining facilities (DFAC). During 2003, the DCAA raised issues related to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the costs associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. As a result of the agreement with the AMC, we recorded $10 million in additional operating income during the first quarter of 2005.
Subsequently, we have reached settlement agreements with all but one subcontractor, Eurest Support Services (Cyprus) International Limited, or ESS, and have resolved $44 million of the $55 million disallowed DFAC subcontractor costs. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government and are continuing to withhold the remaining $11 million, pending settlement with ESS. On September 30, 2005, ESS filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. ESS seeks total damages of approximately $42 million. We intend to vigorously defend this matter.
Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task orders and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA issued various audit reports related to task orders under the RIO contract that reported $275 million in questioned and unsupported costs. To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs were associated with the humanitarian fuel mission. In these reports, the DCAA compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. During the third quarter of 2005, we agreed with our customer on more than $1.0 billion worth of fuel delivery task orders under the RIO program, which reduced our exposure related to the questioned and unsupported costs from $275 million to $55 million. We are working with our customer to resolve the remaining fuel delivery task orders valued at approximately $266 million.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $55 million has been withheld as of September 30, 2005 (down from $60 million originally reported because some issues have been resolved). The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
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
Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 to our condensed consolidated financial statements for further discussion.
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
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.
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
As of September 30, 2005, the COE had withheld approximately $56 million of our invoices related to a portion of our RIO contract pending completion of the definitization process (down from $120 million originally reported because some task orders were definitized during the third quarter of 2005). All 10 definitization proposals required under this contract have been submitted by us, and six have been finalized through task order modifications. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete.

We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.
In addition, we had probable unapproved claims totaling $57 million at September 30, 2005 for the LogCAP and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report, it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of September 30, 2005 are not material.

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
The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to others. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.

TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V., which is an affiliate of ENI SpA of Italy. Commencing in 1995, TSKJ entered into a series of agency agreements in connection with the Nigerian project. We understand that a French magistrate has officially placed Jeffrey Tesler, a principal of Tri-Star Investments, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We also understand that the matters under investigation include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ.
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
We understand from the ongoing governmental and other investigations that payments may have been made to Nigerian officials. In addition, TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and is considering instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.
We also understand that the matters under investigation involve parties other than Kellogg Brown & Root and M. W. Kellogg, Ltd. (a joint venture in which Kellogg Brown & Root has a 55% interest), cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries (which included M. W. Kellogg, Ltd.)), and possibly include the construction of a fertilizer plant in Nigeria in the early 1990s and the activities of agents and service providers. The government has also recently requested information, which we are furnishing, regarding the company’s participation in additional projects in and outside of Nigeria.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. The termination occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
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
As of September 30, 2005, we have not accrued any amounts related to this investigation other than our current legal expenses.
Bidding practices investigation. In connection with the investigation into payments made in connection with the Nigerian project, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s, which was significantly before our 1998 acquisition of Dresser Industries.

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
As of September 30, 2005, we had not accrued any amounts related to this investigation other than our current legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2005 with cash and equivalents of $2.1 billion compared to $1.9 billion at December 31, 2004.
Significant sources of cash
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. We received approximately $1.030 billion in insurance proceeds in the first nine months of 2005 and expect to receive additional amounts as follows:

Millions of dollars
October 1 through December 31, 2005	$8
2006	185
2007	41
2008	46
2009	132
2010	16
Total	$428

During the first quarter of 2005, we sold $891 million in investments in marketable securities.
Our cash flow was supplemented by $203 million from the sale of our 50% interest in Subsea 7, Inc. in January 2005 and $85 million from the sale of an investment in a United States toll road in September 2005.
Further sources of cash. In the first quarter of 2005, we entered into an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. The new credit facility replaced our secured $700 million three-year revolving credit facility and our secured $500 million 364-day revolving credit facility. The letter of credit issued under the previous secured $700 million three-year revolving credit facility is now under our unsecured $1.2 billion revolving facility and has a balance of $107 million as of September 30, 2005. The letter of credit reduces the availability under the revolving credit facility to approximately $1.1 billion. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of September 30, 2005.
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

During the first nine months of 2005, we paid $23 million on the one-year non-interest-bearing note for the benefit of asbestos claimants. The final payment of approximately $8 million under the note will be paid by the end of the fourth quarter of 2005.
Our working capital requirements for our Iraq-related work, excluding cash and equivalents, were up from $700 million at December 31, 2004 to approximately $729 million at September 30, 2005. However, at December 31, 2004, we had sold approximately $263 million of accounts receivable under our United States government accounts receivable facility, but there were no such sales at September 30, 2005.
On April 26, 2005, we redeemed, at par plus accrued interest, all $500 million of our floating rate senior notes due 2007 that were issued in January 2004.
Capital expenditures of $474 million in the nine months ended September 30, 2005 were 12% higher than in the nine months ended September 30, 2004. Capital spending in 2005 continued to be primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments.
We paid $190 million in dividends to our shareholders in the first nine months of 2005 and $165 million in the first nine months of 2004. Dividends increased as a result of the issuance of the 59.5 million shares of our common stock contributed to the asbestos trust in January 2005.
Future uses of cash. Capital spending for 2005 is expected to be approximately $675 million. The capital expenditures budget for 2005 includes increased software spending as KBR moves forward with the implementation of SAP and higher spending in the Energy Services Group to accommodate increased business.
As of September 30, 2005, we had commitments to fund approximately $45 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $36 million of the commitments to be paid during the remainder of 2005.
We continue to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil, and are obligated to fund total shortages over the remaining project life. Estimated cash flows related to the losses are as follows:

Millions of dollars
Amount funded from inception through September 30, 2005, net of revenue received (including repayment of $300 million
of advance payments)	$734
Remaining project costs, net of revenue to be received	28
Total cash shortfalls	$762

The table above includes $148 million funded during the first nine months of 2005, net of revenue received. This amount includes payments to us of $138 million related to change orders.

On October 17, 2005, we repaid, at par plus accrued interest, our $300 million floating rate senior notes that matured. As of September 30, 2005, these notes were included in “Current maturities of long-term debt” in the consolidated balance sheet.
Other factors affecting liquidity
Accounts receivable securitization facilities. In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The total amount outstanding under this agreement as of June 30, 2005 was approximately $257 million, and the amount outstanding as of December 31, 2004 was approximately $263 million. Subsequent to the second quarter of 2005, these receivables were collected and the balance retired, and we are not currently selling further receivables, although the facility continues to be available. See “Off Balance Sheet Risk” below for further discussion regarding this facility.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.2 billion of letters of credit or bank guarantees were outstanding as of September 30, 2005, including $396 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of September 30, 2005 and related to the Barracuda-Caratinga project were $276 million of performance letters of credit and $113 million of retainage letters of credit. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Credit ratings. Investment grade ratings are BBB- or higher for Standard & Poor’s and Baa3 or higher for Moody’s Investors Service. Our current ratings are one level above BBB- on Standard & Poor’s and one level above Baa3 on Moody’s Investors Service. In the third quarter of 2005, Standard & Poor’s revised its credit watch listing for us from “stable” to “positive,” citing improved operating performance and debt reduction as reasons for the upgrade. In the first quarter of 2005, Standard & Poor’s revised its credit watch listing for us from “developing” to “stable” and its short-term paper and commercial rating from A-3 to A-2, and Moody’s Investors Service revised its outlook on us from “stable” to “positive.” Both companies revised their ratings in response to our announcement that, effective December 31, 2004, we had resolved all open and future asbestos and silica claims.
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain certain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain an interest coverage ratio of at least 3.5 and a leverage ratio of not greater than 55%. We are also required to maintain a debt-to-capitalization ratio of not greater than 60% for the $1.2 billion revolving credit facility. At September 30, 2005, our interest coverage ratio was 11, our leverage ratio was 30%, and our debt-to-capitalization ratio was 40%.

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
The industries we serve are highly competitive with many substantial competitors for each segment. In the first nine months of 2005, based upon the location of the services provided and products sold, 26% of our consolidated revenue was from Iraq, primarily related to work for the United States

Government, and 26% of our consolidated revenue was from the United States. In the first nine months of 2004, 30% of our consolidated revenue was from Iraq, and 22% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil prices for two recognized benchmarks and average Henry Hub natural gas prices:

	Three Months Ended		Year Ended
	September 30		December 31
	2005	2004	2004
Average Oil Prices (dollars per barrel)
West Texas Intermediate	$62.70	$43.38	$41.31
United Kingdom Brent	61.57	41.11	38.14
Average Gas Prices (dollars per million cubic feet)
Henry Hub	$9.53	$5.46	$5.85

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Average Rig Counts	2005	2004	2005	2004
Land vs. Offshore
United States:
Land	1,330	1,134	1,250	1,074
Offshore	98	95	97	96
Total	1,428	1,229	1,347	1,170
Canada:
Land	492	321	416	348
Offshore	5	5	4	4
Total	497	326	420	352
International (excluding Canada):
Land	639	613	636	587
Offshore	272	233	265	240
Total	911	846	901	827
Worldwide total	2,836	2,401	2,668	2,349
Land total	2,461	2,068	2,302	2,009
Offshore total	375	333	366	340

	Three Months Ended		Nine Months Ended
	September 30		September 30
Average Rig Counts	2005	2004	2005	2004
Oil vs. Gas
United States:
Oil	195	169	179	160
Gas	1,233	1,060	1,168	1,010
Total	1,428	1,229	1,347	1,170
Canada: *	497	326	420	352
International (excluding Canada):
Oil	711	662	696	640
Gas	200	184	205	187
Total	911	846	901	827
Worldwide total	2,836	2,401	2,668	2,349
* Canadian rig counts by oil and gas were not available.

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas. Higher oil and gas prices usually translate into higher exploration and production budgets. Higher prices also improve the economic attractiveness of marginal exploration areas. This drives additional investment by our customers in the sector, which benefits us. The opposite is true for lower oil and gas prices.
United States oil prices continued to trend upward in the third quarter of 2005, and the Energy Information Administration (EIA) expects prices to remain above $60 per barrel for the rest of 2005 and 2006. Recent increases in crude oil prices are due to a combination of the following factors:
-	growth in worldwide petroleum demand remains robust, despite high oil prices;
-	projected growth in non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate worldwide demand growth;
-	worldwide spare crude oil production capacity has recently diminished and is projected to remain low;

-
downstream sectors, such as refining and shipping, are expected to keep the level of uncertainty in world oil markets high as there is limited refining capacity available, particularly in the United States; and

-	loss of additional capacity due to recent hurricanes in an already tight refining market.
United States natural gas prices for the third quarter of 2005 continued to move higher compared to last quarter and a year ago. Despite adequate natural gas storage, high natural gas prices are expected to persist into 2006 due to a continued strong economy, constraints on pipeline infrastructure, stalled growth in gas production in North America as a result of recent hurricanes in the Gulf of Mexico, and high global oil prices.
Heightened energy demand coupled with high petroleum and natural gas prices in the first nine months of 2005 contributed to a 14% increase in average worldwide rig count compared to the first nine months of 2004. This increase was primarily driven by the United States rig count, which grew 15% year-over-year. Our ESG revenue in the United States grew 35% year-over-year on this 15% rig count increase. Land gas drilling in the United States rose sharply, as gas prices remained high due to economic demand growth and higher fuel oil prices that discouraged switching to a lower-priced fuel source to minimize cost. Average Canadian rig counts increased 19% in the first nine months of 2005 compared to the same period in 2004. Outside of North America, average rig counts increased in Latin America, Asia Pacific, and the Middle East, with most of the increase related to oil drilling.
As of September 2005, Spears and Associates predicted that the United States average rig count in 2005 will increase 16% over 2004. Canadian and international average rig counts in 2005 are expected to rise 22% and 8% over 2004.
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
In the second and third quarters of 2004 and in April 2005, we implemented several United States price book increases ranging from 5% to 15%, primarily in pressure pumping services. During the first nine months of 2005, we realized some of the benefits of these price book increases, and we expect further improvements during the remainder of 2005. In October 2005, we implemented additional price book increases ranging from 6% to 18% in our Fluid Systems, Drilling and Formation Evaluation, and Production Optimization segments. In addition, price book increases ranging from 5% to 9% in our Digital and Consulting Solutions segment will be implemented in January 2006. We continue to work diligently to minimize the impact of inflationary pressures in our cost base and are maintaining a steady focus on capital discipline.
Overall outlook. The outlook for world oil demand continues to remain strong, with China and North America accounting for approximately 45% of the expected demand growth in 2006. Chinese demand growth has declined recently, although we believe this is likely temporary as China’s economic indicators point to robust economic growth. Excess oil production capacity is expected to remain low and that, along with strong demand, should keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The EIA forecasts world petroleum demand growth for 2005-2006 to remain strong, but down from the rate of demand growth seen in 2004.
We are well-positioned in the United States pressure pumping services market where we have a leading share. One of our fastest growing operations is production enhancement, where we help our customers optimize the production rates from the wells by providing stimulation services. Among the other opportunities we see ahead is the recovery in deepwater drilling. Demand for rigs to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are positioned to meet increasing customer demand. However, the Gulf of Mexico operations have been and can continue to be adversely affected by the hurricane season, which lasts from June through November. Since July 2005, four hurricanes adversely affected the Gulf of Mexico operations resulting in lower activity in the third quarter. We expect customers to resume activity in the Gulf of Mexico throughout the end of the year and into the first half of 2006. Finally, Canada is experiencing activity growth subsequent to constrained demand from weather-related slow-downs in the second quarter of 2005.
We also see potential to leverage our global infrastructure to increase the share of our business that comes from outside of the United States. We have begun to realize some of this growth in the first nine months of 2005, as ESG international revenue increased 18% over the same period in 2004 on a 9% increase in international rig count.
In our Middle East/Asia region, Saudi Arabia is working to increase production and has increased its demand for oil services. Our subsidiary, WellDynamics, is currently supplying intelligent well completions in the region. Our involvement in Oman has expanded as a result of three major contracts over the next five years to provide cementing, stimulation, directional drilling, logging-while-drilling, and mud logging services. In our Drilling and Formation Evaluation, Fluid Systems, and Production Optimization segments, we also have new multiyear contracts in Malaysia and Thailand. We have mobilized additional service equipment and personnel to meet the overall rig and exploration and production demand and, although revenue has fluctuated and may fluctuate from period to period as a result of moving equipment and personnel and timing of projects in specific countries, we are seeing growth in these markets.
In our Europe/Africa/CIS region, strengthening demand in Algeria, Nigeria, and the North Sea has improved our asset utilization in all of our oilfield service product lines, and we are positioned to capitalize on this opportunity. In Russia, we are working for various domestic and international customers and we believe that the business environment from a risk perspective has improved from nine months ago. Consequently, we are doubling our stimulation capacity in Russia. Recent awards in Azerbaijan in our Drilling and Formation Evaluation segment and in northern Kazakhstan in our Drilling and Formation Evaluation, Fluid Systems, and Production Optimization segments will further improve our position in the Caspian as this area expands its demand for oilfield services. In Angola, where demand is driven by deepwater development, our Fluid Systems and Production Optimization segments were recently awarded contracts and are actively pursuing more. We also see additional growth opportunities in the region through expanding our position in Libya.
In Latin America, our overall performance has declined, particularly in Venezuela where international oil companies are hesitant to enter into long-term commitments because of political uncertainty. Despite the early problems with our fixed-price, turnkey drilling projects in southern Mexico, margins have improved, and we expect to carry forward recent operational performance improvements through the remainder of the projects and complete them in the spring of 2006.
Finally, technology is an important aspect of our business, and we continue to focus on improving the development and introduction of new technologies, such as:
-	DecisionSpace® Nexus™ software, a breakthrough technology designed to perform reservoir simulation on both simple and complex reservoirs at unprecedented speed;
-	Zero-D™ diesel free liquid gel concentrates, which will help operators move to higher levels of environmental performance;
-	Halliburton’s Diamond Series™ interventionless completion system solutions, which reduce completion costs as a result of reduced rig time and increases safety for all personnel on the rig site;
-
Thermatek® water shutoff treatment technology, which helps to bring a field back on to production after being shut-in because of excessive water, to avoid the expense and lost production of either abandoning or re-drilling the well; and

-
DeepQuestsSM technology, which is specifically aimed at deep shelf and deep water field development, but is also applicable in land applications. Using a weighted fluid makes it possible to achieve required treating pressure at the formation face by taking advantage of the hydrostatic pressure of the fluid column.

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
Effective October 1, 2004, we restructured KBR into two segments, Government and Infrastructure and Energy and Chemicals. As a result of the reorganization and in a continued effort to better position KBR for the future, we made several strategic organizational changes. We eliminated certain internal expenditures, we refocused our research and development expenditures with emphasis on the more profitable LNG market, and took appropriate steps to streamline the entire organization. KBR’s results in the first nine months of 2005 reflect cost savings related to the restructuring, which was designed to yield approximately $100 million in annual savings.
In our Government and Infrastructure segment, our most significant contract is the worldwide United States Army logistics contract, known as LogCAP. We were awarded the competitively bid LogCAP contract in December 2001 from the Army Material Command (AMC) to provide worldwide United States Army logistics services. The contract is a one-year contract with nine one-year renewal options. We are currently in year four of the contract. The AMC can terminate, reduce the amount of work, or replace our contract with a new competitively bid contract at any time during the term of the contract.
During the second quarter of 2005, a $4.97 billion task order was assigned for the next phase of work under the LogCAP contract in Iraq and replaces several task orders that are nearing completion. Despite this award, we expect the volume of work under our LogCAP contract to continue to decline into 2006, as our customer scales back the amount of services that we provide. We were also selected to provide logistics services to the United States forces deployed in the Balkans and throughout the United States Army Europe’s area of responsibility. This support contract has a maximum capacity of $1.25 billion for up to five years. We are currently looking into other opportunities with the United States Air Force, the United States Navy, and the United Kingdom Ministry of Defence in order to diversify our government services portfolio.
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
In March 2005, KBR and its joint venture partners were awarded a gas monetization contract valued at $1.8 billion for the engineering, procurement, construction, and commissioning of the Tangguh LNG facility in Indonesia. In April 2005, KBR and a joint venture partner were also awarded an EPC contract valued at $1.7 billion for a GTL facility in Escravos, Nigeria. Also in April 2005, KBR and its joint venture partners were awarded a front end engineering and design contract (FEED) encompassing offshore and onshore operations to monetize significant gas resources from fields located offshore Angola. In July 2005, KBR and our joint venture partners were awarded a cost reimbursable FEED contract and an option for a cost reimbursable engineering, procurement, and construction management (EPCM) contract for the greater Gorgon Downstream LNG Project in Western Australia. The award of the FEED contract continues to demonstrate KBR’s long-standing project execution experience on Australian LNG projects. In August 2005, KBR renewed an alliance with one of its joint venture partners in order to build upon their respective strengths and work together to pursue and execute the engineering and construction of LNG and GTL projects around the world. In September 2005, this joint venture was awarded a project management contract for a GTL project in Qatar. In September 2005, KBR and its joint venture partners were also awarded a lump-sum turnkey contract valued at more than $2.0 billion to provide engineering, procurement, construction, pre-commissioning, commissioning, start-up, and operations services for Yemen’s first LNG plant. In October 2005, KBR and its joint venture partners executed a contract to prepare the lump-sum turnkey price for Latin America’s first LNG facility to be located in Peru. At September 30, 2005, we had $3.8 billion in backlog related to major gas monetization projects.
We believe significant opportunities also exist within KBR’s traditional upstream oil and gas market that includes onshore and offshore oil and gas facilities and pipelines around the world. KBR is currently targeting reimbursable EPC and EPCM opportunities in North and West Africa, the Caspian region, Asia Pacific, Latin America, and the North Sea. KBR has a track record of profitability in this sector by employing execution expertise and these lower risk contracting structures. KBR continues to play an important role as a leading provider of gas monetization solutions around the world.
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
We are continuing with our strategy to move away from offshore fixed-price engineering, procurement, installation, and commissioning (EPIC) contracts within our Energy and Chemicals segment. We have only two remaining major fixed-price EPIC offshore projects. As of September 30, 2005, they were substantially complete.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

	Three Months Ended
Revenue:	September 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$1,107	$886	$221	25%
Fluid Systems	731	618	113	18
Drilling and Formation Evaluation	588	450	138	31
Digital and Consulting Solutions	171	154	17	11
Total Energy Services Group	2,597	2,108	489	23
Government and Infrastructure	1,884	1,993	(109)	(5)
Energy and Chemicals	614	689	(75)	(11)
Total KBR	2,498	2,682	(184)	(7)
Total revenue	$5,095	$4,790	$305	6%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$641	$475	$166	35%
Latin America	89	83	6	7
Europe/Africa/CIS	232	213	19	9
Middle East/Asia	145	115	30	26
Subtotal	1,107	886	221	25
Fluid Systems:
North America	369	288	81	28
Latin America	88	94	(6)	(6)
Europe/Africa/CIS	177	150	27	18
Middle East/Asia	97	86	11	13
Subtotal	731	618	113	18
Drilling and Formation Evaluation:
North America	210	158	52	33
Latin America	94	70	24	34
Europe/Africa/CIS	140	112	28	25
Middle East/Asia	144	110	34	31
Subtotal	588	450	138	31
Digital and Consulting Solutions:
North America	50	48	2	4
Latin America	53	48	5	10
Europe/Africa/CIS	40	35	5	14
Middle East/Asia	28	23	5	22
Subtotal	171	154	17	11
Total Energy Services Group revenue
by region:
North America	1,270	969	301	31
Latin America	324	295	29	10
Europe/Africa/CIS	589	510	79	15
Middle East/Asia	414	334	80	24
Total Energy Services Group revenue	$2,597	$2,108	$489	23%

	Three Months Ended
Operating income (loss):	September 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$263	$222	$41	19%
Fluid Systems	139	113	26	23
Drilling and Formation Evaluation	129	62	67	108
Digital and Consulting Solutions	35	17	18	106
Total Energy Services Group	566	414	152	37
Government and Infrastructure	149	(6)	155	NM
Energy and Chemicals	1	(44)	45	NM
Total KBR	150	(50)	200	NM
General corporate	(26)	(22)	(4)	(18)
Operating income	$690	$342	$348	102%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$181	$135	$46	34%
Latin America	9	21	(12)	(57)
Europe/Africa/CIS	38	46	(8)	(17)
Middle East/Asia	35	20	15	75
Subtotal	263	222	41	19
Fluid Systems:
North America	84	57	27	47
Latin America	10	20	(10)	(50)
Europe/Africa/CIS	34	23	11	48
Middle East/Asia	11	13	(2)	(15)
Subtotal	139	113	26	23
Drilling and Formation Evaluation:
North America	59	28	31	111
Latin America	16	6	10	167
Europe/Africa/CIS	26	17	9	53
Middle East/Asia	28	11	17	155
Subtotal	129	62	67	108
Digital and Consulting Solutions:
North America	23	8	15	188
Latin America	5	5	-	-
Europe/Africa/CIS	3	2	1	50
Middle East/Asia	4	2	2	100
Subtotal	35	17	18	106
Total Energy Services Group
operating income by region:
North America	347	228	119	52
Latin America	40	52	(12)	(23)
Europe/Africa/CIS	101	88	13	15
Middle East/Asia	78	46	32	70
Total Energy Services Group
operating income	$566	$414	$152	37%

NM	-	Not Meaningful
Note	-	Region results for Commonwealth of Independent States (CIS) have been reclassified from Middle East/Asia into Europe/Africa/CIS. All prior period amounts have been restated.

The increase in consolidated revenue in the third quarter of 2005 compared to the third quarter of 2004 was attributable to increased revenue from our Energy Services Group, predominantly resulting from significantly higher oil and gas prices, which favorably impacted exploration and production spending by our customers and our ability to raise prices. This was partially offset by reduced activity in our government services projects, primarily in the Middle East, the winding down of offshore fixed-price EPIC operations, and other oil and gas projects nearing completion. Additionally, approximately $46 million in revenue was lost during the third quarter of 2005 due to Gulf of Mexico hurricanes, compared to $13 million lost revenue due to hurricanes in the third quarter of 2004. International revenue was 72% of consolidated revenue in the third quarter of 2005 and 75% of consolidated revenue in the third quarter of 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.5 billion or 29% of consolidated revenue in the third quarter of 2005 compared to $1.6 billion or 34% of consolidated revenue in the third quarter of 2004.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from strong demand due to increased oilfield activity, pricing, and asset utilization improvements. KBR’s operating income increased primarily due to the resolution of disputed fuel costs and other issues as a result of favorable settlement of government audits, improved project execution, and savings from KBR’s restructuring plan. Also contributing to consolidated operating income in the third quarter of 2005 was $85 million in operating income related to the sale of our interest in a United States toll road. Partially offsetting the consolidated operating income increase was an approximate $33 million adverse impact of Gulf of Mexico hurricanes in the third quarter of 2005, compared to a $6 million negative effect of hurricanes in the third quarter of 2004. Of the $33 million impact to operating income in the third quarter of 2005, $28 million related to ESG and $5 million related to KBR.
In the third quarter of 2005, Iraq-related work contributed approximately $1.2 billion to consolidated revenue and $44 million to consolidated operating income, a 3.7% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the third quarter of 2004 was driven by a 34% improvement in revenue from production enhancement services predominantly onshore in the United States, where revenue growth from stimulation services outpaced the increase in rig count. Additionally, sales of production enhancement services yielded revenue increases in all geographic regions. Sales of completion tools increased 5%, largely resulting from growth in completions, perforating, and sand control services in Angola, the United Kingdom, and the Middle East. WellDynamics revenue increased more than five times the revenue of third quarter of 2004 due to a large contract for intelligent well completions in the Middle East. Also impacting the segment revenue comparison was $12 million of equity earnings in the third quarter of 2004 from our Subsea 7, Inc. joint venture, which was sold in January 2005. Hurricanes in the Gulf of Mexico in the third quarter of 2005 had an approximate $16 million adverse impact on segment revenue. International revenue was 47% of total segment revenue in the third quarter of 2005 compared to 52% in the third quarter of 2004.
Increased operating income for the segment compared to the third quarter of 2004 was led by a 67% improvement in production enhancement results, stemming primarily from strong demand for well stimulation services in natural gas applications, increased utilization of crews and equipment, and improved pricing in the United States. Offshore Angola benefited from improved marine vessel utilization, and Norway operating income increased due to higher activity. Completion tools operating income increased 7%, largely due to higher completions activity in southern Africa and the Middle East and a shift to a higher operating margin product mix in Algeria. Partially offsetting these improvements were reduced results in Mexico on lower margin projects and in Venezuela due to lower activity. WellDynamics had operating income in the third quarter of 2005 compared to an operating loss in the third quarter of 2004, primarily from improved manufacturing efficiencies and economies of scale associated with increased revenue. Hurricanes in the Gulf of Mexico in the third quarter of 2005 negatively impacted segment results by approximately $8 million. The segment increase in operating income also included a $40 million gain on the sale of surface well testing operations in the third quarter of 2004 and $12 million in equity earnings in the third quarter of 2004 from our Subsea 7, Inc. joint venture, which was sold in January 2005.

Fluid Systems revenue improvement in the third quarter of 2005 compared to the third quarter of 2004 resulted from a 19% increase in revenue from cementing activities and an 18% increase in revenue from sales of Baroid Fluid Services. Both product service lines realized revenue growth in the United States from strengthening onshore activity, pricing improvements, declining discounts, and increased equipment utilization. Cementing activities further benefited from increased rigs and improved utilization in the North Sea and higher direct sales coupled with improved pricing in Saudi Arabia. These improvements were partially offset by lower direct sales to China compared to the third quarter of 2004. Baroid Fluid Services further benefited from new and expanded work in Angola, Indonesia, and Colombia and from increased rig activity in the Gulf of Mexico, despite hurricane disruptions in the third quarter of 2005. Total segment revenue was adversely impacted by approximately $22 million due to these hurricanes. Both product service lines saw decreased revenue in Mexico primarily due to offshore contracts nearing completion. International revenue was 54% of total segment revenue in the third quarter of 2005 compared to 58% in the third quarter of 2004.
The segment operating income increase compared to the third quarter of 2004 resulted from increases of 29% from cementing services and 11% from Baroid Fluid Services. The improvement for both product service lines was largely driven by higher drilling activity and improved pricing and asset utilization in the United States, which was partially offset by reduced operating income in Mexico on lower margin contracts and by an approximate $15 million negative effect of Gulf of Mexico hurricanes in the third quarter of 2005. Cementing services results further benefited from increased revenue in Canada and the United Kingdom and cost reduction measures in Nigeria implemented in late 2004. Baroid Fluid Services operating income increased additionally from improved pricing and drilling activity in Africa, partially offset by reduced results in Brazil due to lower activity and in Canada and Saudi Arabia stemming from a lower margin product mix in both countries.
Drilling and Formation Evaluation increase in revenue compared to the third quarter of 2004 spanned all geographic regions within each of its product service lines. All product service lines benefited substantially from increased rig activity in onshore United States. Segment revenue growth was led by a 35% increase in drilling services revenue, derived additionally from increased rig activity in Canada and the United Kingdom, and growth in GeoPilot® sales and services in Saudi Arabia and Brazil. Drill bit sales contributed 27% revenue growth, also attributable to higher drilling activity in Canada, partially offset by the completion of coring projects in the Caspian in 2004. Revenue from logging services increased 25% from direct sales to China and new contract start-ups in Mexico. Hurricanes in the Gulf of Mexico in the third quarter of 2005 adversely impacted segment revenue by approximately $8 million. International revenue was 71% of total segment revenue in the third quarter of 2005 and in the third quarter of 2004.
The increase in segment operating income in the third quarter of 2005 also spanned all regions in each product service line. Drilling services results increased 109% over the third quarter of 2004, most notably due to sales into Nigeria and increased rig activity in Canada, the Middle East/Asia region, and onshore United States. These improvements were partially offset by lower margin work in Norway, Russia, and Australia during the third quarter of 2005. Logging services increased 68%, derived chiefly from improved pricing and increased onshore activity in the United States, revenue from new contracts and increased rig activity in Mexico, and higher margin work in the Gulf of Mexico. Drill bit sales operating income grew 217%, largely driven by continued improvement in United States onshore drilling activity. Segment results were adversely impacted by approximately $5 million due to Gulf of Mexico hurricanes in the third quarter of 2005.
Digital and Consulting Solutions revenue improvement in the third quarter of 2005 compared to the third quarter of 2004 was largely driven by Landmark, with a 13% increase due primarily to increased data management services in China, a gas lift optimization project in Algeria, and expanded services in Mexico. Negatively impacting Landmark’s revenue were lower perpetual software sales in Brazil. Project management services contributed a 4% increase to segment revenue improvement primarily related to projects in southern Mexico. International revenue was 72% of total segment revenue in the third quarter of 2005 compared to 71% in the third quarter of 2004.

The increase in segment operating income was equally shared by Landmark, on increased services in China and Algeria, and project management services due to high commodity prices in the United States. Landmark results in the third quarter of 2005 were negatively impacted by reduced sales and higher services costs in Brazil.
Government and Infrastructure revenue in the third quarter of 2005 declined $109 million compared to the third quarter of 2004, chiefly resulting from lower government services activities in the Middle East, primarily related to the LogCAP contract. To a lesser extent, the completion of the RIO contract in the third quarter of 2004 also contributed to the decrease in revenue.
Government and Infrastructure operating income increased $155 million compared to the third quarter of 2004. Iraq-related income increased $40 million primarily due to the resolution of disputed fuel costs and other issues as a result of favorable settlement of government audits. Also contributing to the increase was $85 million in operating income related to the sale of an interest in a United States toll road.
Energy and Chemicals revenue in the third quarter of 2005 decreased $75 million compared to the third quarter of 2004. Fixed-price offshore EPIC projects contributed $27 million to the decrease as these were substantially complete. Revenue decreased by $92 million on several oil and gas, LNG, and olefins projects in the United States, Egypt, Nigeria, and Algeria. These projects have been completed or were nearing completion in the third quarter of 2005. Partially offsetting the decreases was revenue from the recently awarded gas monetization projects in Nigeria and Indonesia totaling $50 million.
Segment operating income totaled $1 million in the third quarter of 2005 compared to a $44 million loss in the third quarter of 2004. Included in third quarter of 2005 results were cost improvements on the Belanak project in Indonesia and higher income on LNG projects in Nigeria, an offshore engineering and management contract in the Caspian, and a recently awarded LNG project in Indonesia, all totaling $33 million. The third quarter of 2005 results also included gains of $7 million from sales of assets and investments. These improvements were offset by $23 million due to losses on an Algerian gas processing plant project and $47 million of charges related to an unconsolidated Algerian joint venture. Included in the third quarter of 2004 were a $48 million loss on the same gas processing plant project in Algeria and $14 million restructuring-related expenses.
General corporate expenses were $26 million in the third quarter of 2005 compared to $22 million in the third quarter of 2004, primarily due to an increase in a self-insurance reserve and higher legal expenses in the third quarter of 2005.

Nonoperating Items
Interest income increased $4 million in the third quarter of 2005 compared to the third quarter of 2004 due to higher interest rate driven earnings on cash balances.
Foreign currency gains (losses), net decreased $3 million compared to the third quarter of 2004 primarily due to losses on British pound sterling.
Other, net in the third quarter of 2005 included $3 million in costs related to our ESG accounts receivable securitization facility and sales of our United States Government accounts receivable.
Minority interest in net income of subsidiaries increased $15 million compared to the third quarter of 2004 related primarily to increased earnings from our WellDynamics joint venture, the DML shipyard, and MW Kellogg Ltd.
Provision for income taxes from continuing operations of $132 million in the third quarter of 2005 resulted in an effective tax rate of 20% compared to an effective tax rate of 37% in the third quarter of 2004. Our annualized tax rate as applied to 2005 is lower because we have been able to reduce our previously-recorded valuation allowance against our United States net operating loss. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduces the number of years we project foreign tax credits to be displaced by the United States net operating loss.
Loss from discontinued operations, net of tax in the third quarter of 2004 primarily reflected a $245 million pretax charge for the September 30, 2004 revaluation of the 59.5 million shares of Halliburton common stock contributed to the asbestos and silica claimant trusts, a $43 million accrual related to the Federal-Mogul partitioning agreement, and a $6 million pretax charge related to write-downs of the insurance receivable for asbestos- and silica-related liabilities.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

	Nine Months Ended
Revenue:	September 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$3,053	$2,391	$662	28%
Fluid Systems	2,061	1,707	354	21
Drilling and Formation Evaluation	1,643	1,317	326	25
Digital and Consulting Solutions	495	413	82	20
Total Energy Services Group	7,252	5,828	1,424	24
Government and Infrastructure	6,014	7,098	(1,084)	(15)
Energy and Chemicals	1,930	2,339	(409)	(17)
Total KBR	7,944	9,437	(1,493)	(16)
Total revenue	$15,196	$15,265	$(69)	(1)%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$1,705	$1,229	$476	39%
Latin America	277	241	36	15
Europe/Africa/CIS	645	577	68	12
Middle East/Asia	426	344	82	24
Subtotal	3,053	2,391	662	28
Fluid Systems:
North America	1,035	806	229	28
Latin America	273	246	27	11
Europe/Africa/CIS	477	425	52	12
Middle East/Asia	276	230	46	20
Subtotal	2,061	1,707	354	21
Drilling and Formation Evaluation:
North America	583	451	132	29
Latin America	270	206	64	31
Europe/Africa/CIS	377	308	69	22
Middle East/Asia	413	352	61	17
Subtotal	1,643	1,317	326	25
Digital and Consulting Solutions:
North America	143	143	-	-
Latin America	151	88	63	72
Europe/Africa/CIS	118	97	21	22
Middle East/Asia	83	85	(2)	(2)
Subtotal	495	413	82	20
Total Energy Services Group revenue
by region:
North America	3,466	2,629	837	32
Latin America	971	781	190	24
Europe/Africa/CIS	1,617	1,407	210	15
Middle East/Asia	1,198	1,011	187	18
Total Energy Services Group revenue	$7,252	$5,828	$1,424	24%

	Nine Months Ended
Operating income (loss):	September 30		Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$799	$425	$374	88%
Fluid Systems	387	250	137	55
Drilling and Formation Evaluation	335	164	171	104
Digital and Consulting Solutions	80	60	20	33
Total Energy Services Group	1,601	899	702	78
Government and Infrastructure	275	75	200	267
Energy and Chemicals	102	(417)	519	NM
Total KBR	377	(342)	719	NM
General corporate	(95)	(66)	(29)	(44)
Operating income	$1,883	$491	$1,392	284%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$570	$260	$310	119%
Latin America	44	40	4	10
Europe/Africa/CIS	92	67	25	37
Middle East/Asia	93	58	35	60
Subtotal	799	425	374	88
Fluid Systems:
North America	235	131	104	79
Latin America	41	44	(3)	(7)
Europe/Africa/CIS	77	50	27	54
Middle East/Asia	34	25	9	36
Subtotal	387	250	137	55
Drilling and Formation Evaluation:
North America	147	69	78	113
Latin America	41	20	21	105
Europe/Africa/CIS	67	33	34	103
Middle East/Asia	80	42	38	90
Subtotal	335	164	171	104
Digital and Consulting Solutions:
North America	37	38	(1)	(3)
Latin America	(1)	14	(15)	NM
Europe/Africa/CIS	32	-	32	NM
Middle East/Asia	12	8	4	50
Subtotal	80	60	20	33
Total Energy Services Group
operating income by region:
North America	989	498	491	99
Latin America	125	118	7	6
Europe/Africa/CIS	268	150	118	79
Middle East/Asia	219	133	86	65
Total Energy Services Group
operating income	$1,601	$899	$702	78%

NM	-	Not Meaningful
Note	-	Region results for Commonwealth of Independent States (CIS) have been reclassified from Middle East/Asia into Europe/Africa/CIS. All prior period amounts have been restated.

Consolidated revenue in the first nine months of 2005 was relatively flat compared to the first nine months of 2004. Revenue from our Energy Services Group increased 24%, predominantly resulting from significantly higher oil and gas prices, which favorably impacted exploration and production activity and our ability to raise prices. However, this was offset by reduced activity in our government services projects, primarily in the Middle East, and the winding down of several of KBR’s LNG and oil and gas projects abroad and offshore fixed-price EPIC operations. Additionally, approximately $46 million in revenue was lost during the third quarter of 2005 due to Gulf of Mexico hurricanes, compared to $13 million lost revenue due to hurricanes in the third quarter of 2004. International revenue was 74% of consolidated revenue in the first nine months of 2005 and 78% of consolidated revenue in the first nine months of 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $4.8 billion or 32% of consolidated revenue in the first nine months of 2005 compared to $6.1 billion or 40% of consolidated revenue in the first nine months of 2004.
The increase in consolidated operating income in the first nine months of 2005 was primarily from stronger performance in our Energy Services Group resulting from strong demand due to increased oilfield activity, the receipt by KBR of favorable award fees from its government services in Iraq, and savings from our restructuring plan at KBR. Also contributing to consolidated operating income in the first nine months of 2005 was the $110 million gain on sale of our equity investment in the Subsea 7, Inc. joint venture, which was sold in January 2005, and a combined $96 million in operating income from the sale of and one-time cash distribution from an interest in a United States toll road. Partially offsetting the increase was an approximate $33 million adverse impact of Gulf of Mexico hurricanes in the third quarter of 2005, $28 million of which related to ESG and $5 million related to KBR, and $23 million in losses on two fixed-price integrated solutions projects in Mexico. Gulf of Mexico hurricanes in the third quarter of 2004 negatively impacted operating income by $6 million.
In the first nine months of 2005, Iraq-related work contributed approximately $4.1 billion to consolidated revenue and $130 million to consolidated operating income, a 3.1% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the first nine months of 2004 was derived from all regions in both product service lines. Production enhancement services revenue grew 34%, primarily driven by increased onshore activity in North America, strong market demand for stimulation services, and pricing and utilization improvements in the United States. Revenue from sales of completion tools increased 9%, more than offsetting a $38 million revenue decline due to the disposition of our surface well testing operations in the third quarter of 2004. Revenue from completion tools sales benefited from growth in completions, perforating, and sand control services in Mauritania, southern Africa, and the United Kingdom and increased reservoir performance services in Mexico. Revenue improvements were partially offset by decreases in Brazil due primarily to the sale of surface well testing operations in the third quarter of 2004. Additionally, WellDynamics revenue more than tripled in the first nine months of 2005 compared to the first nine months of 2004 due to a large contract for intelligent well completions in the Middle East. Also impacting the segment revenue comparison was a $7 million equity loss for the first nine months of 2004 from our Subsea 7, Inc. joint venture, which was sold in January 2005. Hurricanes in the Gulf of Mexico in the third quarter of 2005 had an approximate $16 million adverse impact on segment revenue. International revenue was 49% of total segment revenue in the first nine months of 2005 compared to 54% in the first nine months of 2004.
The increase in operating income for the segment compared to the first nine months of 2004 included a $110 million gain on the sale of our equity interest in the Subsea 7, Inc. joint venture. The improvement in Production Optimization results was also driven by an 82% increase in production enhancement operating income primarily resulting from increased land rig activity, higher equipment utilization, and improved pricing in the United States. Completions tools operating income increased 45% and spanned all geographic regions, largely due to increased well completion, sand control, and reservoir performance activities and a more favorable product margin mix due to the disposition of our lower margin surface well testing operations in the third quarter of 2004. WellDynamics had operating income in the first nine months of 2005 compared to an operating loss in the first nine months of 2004, primarily due to improved manufacturing efficiencies and improved customer acceptance of its intelligent well completions technology. Hurricanes in the Gulf of Mexico in the third quarter of 2005 negatively impacted segment results by approximately $8 million. Segment results in the first nine months of 2004 were adversely impacted by a $7 million equity loss from our Subsea 7, Inc. joint venture, which was sold in January 2005.
Fluid Systems revenue increase compared to the first nine months of 2004 was driven by a 22% increase in revenue from cementing activities and a 20% increase from sales of Baroid Fluid Services. All geographic regions yielded increased revenue in both product service lines, with North America providing the largest portion due to improved pricing, higher rig activity, and improved market share both onshore and in the Gulf of Mexico. Cementing activities also benefited from increased activity in the North Sea and new contract start-ups in Indonesia. Baroid Fluid Services further benefited from new and expanded work in Asia/Pacific, Angola, Egypt, and the United Kingdom, partially offset by a revenue decline in Algeria. Fluid Systems revenue was adversely impacted by approximately $22 million due to Gulf of Mexico hurricanes in the third quarter of 2005. International revenue was 54% of total segment revenue in the first nine months of 2005 compared to 58% in the first nine months of 2004.
Fluid Systems segment operating income increase compared to the first nine months of 2004 resulted from a 63% increase in operating income from Baroid Fluid Services and a 51% increase in operating income from cementing activities. Baroid Fluid Services results benefited from increased deepwater activity and lower costs in the Gulf of Mexico, improved results in Africa due to pricing improvements and release of bad debt reserves, and stronger growth in our higher margin completion fluids and surface solutions products. These results were partially offset by reduced operating income in Latin America due primarily to lower activity. Cementing services operating income increased in every geographic region due to improved pricing and asset utilization in North America and higher global drilling activity. Hurricanes in the Gulf of Mexico in the third quarter of 2005 had an approximate $15 million adverse impact on segment operating income.
Drilling and Formation Evaluation revenue increase in the first nine months of 2005 was largely driven by a 30% increase in drilling services revenue, which spanned all regions, particularly North America due to improved pricing, higher rig activity, and new contract awards. New contract awards in the North Sea, Saudi Arabia, and Indonesia and increased activity in Brazil also contributed to the drilling services revenue increase in the first nine months of 2005. Drill bits revenue increased 23%, benefiting from increased rig counts, improved pricing, and increased sales of roller cone bits in the United States, partially offset by decreased rig activity and completion of projects in the Caspian. Logging services revenue increased 18% due to continued improvements in cased hole activity and improved pricing in the United States, and new contract awards, improved service quality, and successful introduction of new technologies in South America. Lower direct sales of logging tools to China in the first nine months of 2005 partially offset the logging services revenue improvement. Hurricanes in the Gulf of Mexico in the third quarter of 2005 negatively impacted segment revenue by approximately $8 million. International revenue was 71% of total segment revenue in the first nine months of 2005 compared to 72% in the first nine months of 2004.
The segment operating income increase compared to the first nine months of 2004 spanned all geographic regions. North America was the predominant contributor in all product service lines due to improved pricing, increased rig activity, and growth in higher margin services. Drill bits results more than tripled compared to the first nine months of 2004, the vast majority of which occurred in North America. Drilling services operating income more than doubled from increased global activity, improved utilization and pricing, and continued customer acceptance of the GeoPilot® services. Logging services operating income increased 73%, additionally benefiting from higher activity in Saudi Arabia and Brazil. Segment results were adversely impacted by approximately $5 million due to Gulf of Mexico hurricanes in the third quarter of 2005.

Digital and Consulting Solutions revenue increase in the first nine months of 2005 was largely driven by project management services, with a 37% increase in revenue due to increased activity in Mexico and higher commodity prices in the United States. These improvements were partially offset by decreased activity in Russia due to training and consulting contracts nearing completion and in the Middle East/Asia region due primarily to project completions. Landmark revenue increased 12% in the first nine months of 2005 due to increased services from data bank projects in the Europe/Africa/CIS region and higher software and services sales in Mexico. International revenue was 73% of total segment revenue in the first nine months of 2005 compared to 68% in the first nine months of 2004.
Segment operating income increased $20 million compared to the first nine months of 2004. Landmark results more than doubled compared to the prior year period due to stronger software and service sales. Included in the first nine months of 2005 results was a $17 million insurance claim settlement related to a pipe fabrication and laying project in the North Sea. This was offset by $23 million in losses on two fixed-price integrated solutions projects in Mexico, reflecting increased costs to complete the projects and longer drilling times than originally anticipated, primarily due to unfavorable geologic conditions. Operating income in the first nine months of 2004 included a $13 million release of legal liability accruals in excess of the Anglo-Dutch settlement.
Government and Infrastructure revenue for the first nine months of 2005 totaled $6.0 billion, a $1.1 billion decrease compared to the first nine months of 2004. Iraq-related activities in the Middle East decreased $1.3 billion primarily due to completion of our RIO contract. Partially offsetting the decrease was higher revenue earned by our DML shipyard.
Government and Infrastructure operating income for the first nine months of 2005 was $275 million compared to $75 million in the first nine months of 2004. Iraq-related income increased $69 million compared to the prior year period, primarily due to higher income from award fees on definitized LogCAP task orders, a DFAC settlement, and the resolution of disputed fuel costs and other issues as a result of favorable settlement of government audits. Iraq-related results were partially offset by the completion of the RIO contract in 2004. Improved performance from our DML shipyard in the first nine months of 2005 contributed $13 million to the increase. Segment results in the first nine months of 2005 also included a combined $96 million in operating income from the sale of and one-time cash distribution from an interest in a United States toll road. The first nine month of 2004 results included restructuring charges of $4 million.
Energy and Chemicals revenue decreased $409 million compared to the first nine months of 2004. Revenue from offshore EPIC projects decreased $170 million compared to the prior year period as these projects were substantially complete. Additionally, revenue from several LNG and oil and gas projects in Africa and Australia and an olefins project in the United States collectively decreased $339 million as these projects were also completed or substantially complete in the last 12 months. Partially offsetting the decreases were higher progress and activity on an offshore engineering and management project in the Caspian and a crude oil facility project in Canada, totaling $89 million. Additional increases resulted from combined revenue of $86 million earned on projects awarded in 2005 located in Indonesia and Nigeria.
Segment operating income totaled $102 million in the first nine months of 2005 compared to a $417 million loss in the first nine months of 2004. Contributing to improved operating income in the current year period were stronger results on many projects, including joint venture gas projects in Nigeria, offshore engineering and project management projects in Angola and the Caspian, and recently awarded LNG and GTL projects, collectively totaling $100 million. In addition, the first nine months of 2005 benefited from $21 million of gains on sales of assets and investments. Conversely, included in current year period results was a $32 million adverse impact of losses on an Algerian gas processing plant project and $47 million of charges related to an unconsolidated Algerian joint venture. Included in the first nine months of 2004 results were a $407 million loss on the Barracuda-Caratinga project in Brazil, losses on the same gas project in Algeria and joint venture infrastructure projects in Europe and Africa, and restructuring charges of $14 million.
General corporate expenses were $95 million in the first nine months of 2005 compared to $66 million in the first nine months of 2004. The increase was primarily due to increases to a self-insurance reserve, higher legal and other professional expenses on specific projects, a legal settlement, and increased corporate communications costs.

Nonoperating Items
Interest expense decreased $6 million in the first nine months of 2005 compared to the first nine months of 2004, primarily due to the amortization in 2004 of issue costs related to a master letter of credit facility that expired in the fourth quarter of 2004 and the redemption in April 2005 of $500 million of our floating rate senior notes.
Interest income increased $8 million in the first nine months of 2005 compared to the first nine months of 2004 due to higher interest rate driven earnings on cash balances.
Other, net in the first nine months of 2005 decreased $9 million compared to the first nine months of 2004. The current year period included $8 million in costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable. “Other, net” in the first nine months of 2004 primarily reflected a $6 million pretax gain on the sale of our remaining shares of National Oilwell, Inc. common stock received in the January 2003 disposition of Mono Pumps.
Minority interest in net income of subsidiaries increased $20 million compared to the first nine months of 2004 primarily due to increased earnings from the DML shipyard, MW Kellogg Ltd., and our WellDynamics joint venture.
Provision for income taxes from continuing operations in the first nine months of 2005 of $455 million resulted in an effective tax rate of 26% compared to an effective tax rate of 37% for the first nine months of 2004. Our annualized tax rate as applied to 2005 is lower because we have been able to reduce our previously-recorded valuation allowance against our United States net operating loss. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduces the number of years we project foreign tax credits to be displaced by the United States net operating loss.
Loss from discontinued operations, net of tax in the first nine months of 2004 included a $686 million pretax charge related to the write-down of the asbestos and silica insurance receivable, $435 million in pretax charges for the revaluation of the 59.5 million shares of Halliburton common stock contributed to the asbestos and silica claimant trusts, a $43 million accrual related to the Federal-Mogul partitioning agreement, and an $11 million pretax charge related to the delayed-draw term facility, which expired in June 2004. The remaining $23 million consisted of professional and administrative fees related to various aspects of the asbestos and silica settlement.

OFF BALANCE SHEET RISK

In April 2005, the term of our Energy Services Group accounts receivable securitization facility was extended to April 2006. We have the ability to sell up to $300 million in undivided ownership interest in the pool of receivables under this facility. As of both September 30, 2005 and December 31, 2004, $256 million of undivided ownership interest had been sold to unaffiliated companies.
In May 2004, we entered into an agreement under which we can sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party is reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that can be sold under the agreement varies based on the amount of eligible receivables at any given time and other factors, and the maximum amount that may be sold and outstanding under this agreement at any given time is $650 million. The total amount of receivables outstanding under this agreement was zero as of September 30, 2005 and approximately $263 million as of December 31, 2004.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $44 million as of September 30, 2005 and $41 million as of December 31, 2004. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have been named as potentially responsible parties along with other third parties for 15 federal and state superfund sites for which we have established a liability. As of September 30, 2005, those 15 sites accounted for approximately $14 million of our total $44 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

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
In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We will recognize compensation expense for our ESPP beginning with the January 1, 2006 purchase period.
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
While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations, including the risks related to:

United States Government Contract Work
We provide substantial work under our government contracts business to the United States Department of Defense and other governmental agencies, including worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, known as RIO and PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.2 billion and $4.1 billion for the three and nine months ended September 30, 2005 compared to $1.4 billion and $5.4 billion for the three and nine months ended September 30, 2004.
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
Dining facilities (DFAC). During 2003, the DCAA raised issues related to our invoicing to the Army Materiel Command (AMC) for food services for soldiers and supporting civilian personnel in Iraq and Kuwait. During 2004, we received notice from the DCAA that it was recommending withholding 19.35% of our DFAC billings relating to subcontracts entered into prior to February 2004 until it completed its audits. Approximately $213 million had been withheld as of March 31, 2005. Subsequent to February 2004, we renegotiated our DFAC subcontracts to address the specific issues raised by the DCAA and advised the AMC and the DCAA of the new terms of the arrangements. We have had no objection by the government to the terms and conditions associated with our new DFAC subcontract agreements. On March 31, 2005, we reached an agreement with the AMC regarding the costs associated with the DFAC subcontractors, which totaled approximately $1.2 billion. Under the terms of the agreement, the AMC agreed to the DFAC subcontractor costs except for $55 million, which it retained from the $213 million previously withheld amount. In the second quarter of 2005, the government released the funds to KBR. As a result of the agreement with the AMC, we recorded $10 million in additional operating income during the first quarter of 2005.

Subsequently, we have reached settlement agreements with all but one subcontractor, Eurest Support Services (Cyprus) International Limited, or ESS, and have resolved $44 million of the $55 million disallowed DFAC subcontractor costs. Accordingly, we paid the amounts due to all subcontractors with whom settlements have been finalized in accordance with the agreement reached with the government and are continuing to withhold the remaining $11 million, pending settlement with ESS. On September 30, 2005, ESS filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. ESS seeks total damages of approximately $42 million. We intend to vigorously defend this matter.
Fuel. In December 2003, the DCAA issued a preliminary audit report that alleged that we may have overcharged the Department of Defense by $61 million in importing fuel into Iraq. The DCAA questioned costs associated with fuel purchases made in Kuwait that were more expensive than buying and transporting fuel from Turkey. We responded that we had maintained close coordination of the fuel mission with the Army Corps of Engineers (COE), which was our customer and oversaw the project, throughout the life of the task orders and that the COE had directed us to use the Kuwait sources. After a review, the COE concluded that we obtained a fair price for the fuel. However, Department of Defense officials thereafter referred the matter to the agency’s inspector general, which we understand has commenced an investigation.
The DCAA issued various audit reports related to task orders under the RIO contract that reported $275 million in questioned and unsupported costs. To date, the DCAA has not recommended that any portion of the questioned and unsupported costs be withheld from payments to us. The majority of these costs were associated with the humanitarian fuel mission. In these reports, the DCAA compared fuel costs we incurred during the duration of the RIO contract in 2003 and early 2004 to fuel prices obtained by the Defense Energy Supply Center (DESC) in April 2004 when the fuel mission was transferred to that agency. During the third quarter of 2005, we agreed with our customer on more than $1.0 billion worth of fuel delivery task orders under the RIO program, which reduced our exposure related to the questioned and unsupported costs from $275 million to $55 million. We are working with our customer to resolve the remaining fuel delivery task orders valued at approximately $266 million.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $55 million has been withheld as of September 30, 2005 (down from $60 million originally reported because some issues have been resolved). The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. We have provided information we believe addresses the concerns raised by the DCAA. None of these amounts have been withheld from our subcontractors. We are working with the government and our subcontractors to resolve this issue.
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

Investigations
On January 22, 2004, we announced the identification by our internal audit function of a potential overbilling of approximately $6 million by La Nouvelle Trading & Contracting Company, W.L.L. (La Nouvelle), one of our subcontractors, under the LogCAP contract in Iraq, for services performed during 2003. In accordance with our policy and government regulation, the potential overcharge was reported to the Department of Defense Inspector General’s office as well as to our customer, the AMC. On January 23, 2004, we issued a check in the amount of $6 million to the AMC to cover that potential overbilling while we conducted our own investigation into the matter. Later in the first quarter of 2004, we determined that the amount of overbilling was $4 million, and the subcontractor billing should have been $2 million for the services provided. As a result, we paid La Nouvelle $2 million and billed our customer that amount. We subsequently terminated La Nouvelle’s services under the LogCAP contract. In October 2004, La Nouvelle filed suit against us alleging $224 million in damages as a result of its termination. During the second quarter of 2005, this suit was settled without material impact to us. See Note 13 to our condensed consolidated financial statements for further discussion.
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
We understand that the United States Department of Justice, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported relating to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.
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
As of September 30, 2005, the COE had withheld approximately $56 million of our invoices related to a portion of our RIO contract pending completion of the definitization process (down from $120 million originally reported because some task orders were definitized during the third quarter of 2005). All 10 definitization proposals required under this contract have been submitted by us, and six have been finalized through task order modifications. These withholdings represent the amount invoiced in excess of 85% of the funding in the task order.
The PCO Oil South project has definitized substantially all of the task orders, and we have collected a significant portion of the amounts previously withheld. We do not believe the withholding will have a significant or sustained impact on our liquidity because the withholding is temporary, and the definitization process is substantially complete.
We are working diligently with our customers to proceed with significant new work only after we have a fully definitized task order, which should limit withholdings on future task orders for all government contracts.

In addition, we had probable unapproved claims totaling $57 million at September 30, 2005 for the LogCAP and PCO Oil South contracts. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
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
Report on accounting system. We have received an initial draft report on our accounting system and have responded to the points raised by the DCAA. Once the DCAA finalizes the report, it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the United States Department of Justice into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the Department of Justice. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary Department of Justice inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of September 30, 2005 are not material.
Development Fund for Iraq
We have some task orders issued and executed under the PCO Oil and RIO contracts that are funded under the Development Fund for Iraq (DFI). We recently received notification that United States Government personnel have decided to cease all administration of DFI funded contracts after December 31, 2005. We may be required to obtain payment for all services provided under the affected task orders after that date and for all invoices submitted and not paid prior to that date from the sovereign Republic of Iraq. As our PCO Oil and RIO contracts are with the United States government, it is unclear what the ramifications of such a change in funding, if implemented, would have or what the financial implications would be.

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

The SEC and the Department of Justice have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act. We have produced documents to the SEC both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC for testimony. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who most recently served as a consultant and chairman of Kellogg Brown & Root, and to others. We further understand that the Department of Justice has invoked its authority under a sitting grand jury to obtain letters rogatory for the purpose of obtaining information abroad.
TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V., which is an affiliate of ENI SpA of Italy. Commencing in 1995, TSKJ entered into a series of agency agreements in connection with the Nigerian project. We understand that a French magistrate has officially placed Jeffrey Tesler, a principal of Tri-Star Investments, an agent of TSKJ, under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials and expressed our willingness to cooperate with those investigations. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We also understand that the matters under investigation include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ.
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
We understand from the ongoing governmental and other investigations that payments may have been made to Nigerian officials. In addition, TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and is considering instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.
We also understand that the matters under investigation involve parties other than Kellogg Brown & Root and M.W. Kellogg, Ltd. (a joint venture in which Kellogg Brown & Root has a 55% interest), cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries (which included M.W. Kellogg, Ltd.)), and possibly include the construction of a fertilizer plant in Nigeria in the early 1990s and the activities of agents and service providers. The government has also recently requested information, which we are furnishing, regarding the company’s participation in additional projects in and outside of Nigeria.
In June 2004, we terminated all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg, Ltd. The termination occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
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

Bidding practices investigation. In connection with the investigation into payments made in connection with the Nigerian project, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s, which was significantly before our 1998 acquisition of Dresser Industries.
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
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced that, after fulfilling our current contractual obligations within Iran, we intend to cease operations within that country and to withdraw from further activities there.

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
Our operations in more than 100 countries other than the United States accounted for approximately 74% of our consolidated revenue during the first nine months of 2005 and 78% of our consolidated revenue during 2004. Based upon the location of services provided and products sold, 26% of our consolidated revenue in the first nine months of 2005 and during 2004 was from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
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
In addition, investigations by governmental authorities (see “Legal Matters - Nigerian joint venture and investigations” above), as well as legal, social, economic, and political issues in Nigeria, could materially and adversely affect our Nigerian business and operations. In September 2004, the Federal Republic of Nigeria issued a directive to one of our subsidiaries banning us from receiving new contracts from the Nigerian government or from companies controlled by the Nigerian government. We believe this directive to have been originally issued as a result of an adverse reaction in Nigeria to the theft from us of radioactive material that we used in wireline logging operations, which was subsequently recovered and returned to Nigeria. We have been informed by the government of Nigeria that the ban has now been lifted, and we are addressing remaining issues with the Nigerian Nuclear Regulatory Authority.
Our facilities and our employees are under threat of attack in some countries where we operate, including Iraq and Saudi Arabia. In addition, the risk related to loss of life of our personnel and our subcontractors in these areas continues.
Military action, other armed conflicts, or terrorist attacks
Military action in Iraq, military tension involving North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability or uncertainty in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.
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
-
a decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide. For example, the current level of government services being provided in the Middle East may not continue for an extended period of time. The government can terminate, reduce the amount of work, or replace our LogCAP contract with a new competitively bid contract at anytime during the term of the contract;

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
Acquisitions, dispositions, investments, and joint ventures
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or contractual arrangements or joint ventures. These transactions are intended to result in the realization of savings, the creation of efficiencies, the generation of cash or income, or the reduction of risk. Acquisition transactions may be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our consolidated results of operations.

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
We currently believe that the Barracuda-Caratinga project will have completed the Lender’s Reliability Test and all remaining issues necessary to achieve Final Acceptance by year-end 2005. We are negotiating with Petrobras to exclude the resolution of the subsea bolts issue as a condition precedent to Final Acceptance. In the event that the Lender’s Reliability Test is not completed or that all agreed conditions precedent to Final Acceptance are not achieved by year-end, we may incur additional costs and losses including potential exposures for liquidated damages in the amount of $150,000 per day if Final Acceptance has not occurred by March 31, 2006 for Barracuda and June 30, 2006 for Caratinga.
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
Law and regulatory requirements
In the more than 100 countries in which we conduct business, we are subject to multiple and at times inconsistent regulatory regimes, including those that govern our use of radioactive materials, explosives, and chemicals in the course of our operations. Various national and international regulatory regimes govern the shipment of these items. Many countries, but not all, impose special controls upon the export and import of radioactive materials, explosives, and chemicals. Our ability to do business is subject to maintaining required licenses and complying with these multiple regulatory requirements applicable to these special products. In addition, the various laws governing import and export of both products and technology apply to a wide range of products and services we offer. In turn, this can affect our employment practices of hiring people of different nationalities because these laws may prohibit or limit access to some products or technology by employees of various nationalities. Changes in, compliance with, or our failure to comply with these laws may negatively impact our ability to provide services in, make sales of equipment to, and transfer personnel or equipment among some of the countries in which we operate and could have a material adverse affect on the results of operations.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 2, 11, 12, and 13 to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2005.

			Total Number of
			Shares Purchased
			as Part of
			Publicly
	Total Number of	Average Price	Announced
Period	Shares Purchased (a)	Paid per Share	Plans or Programs
July 1-31	9,558	$44.50	-
August 1-31	8,449	$50.06	-
September 1-30	9,034	$49.08	-
Total	27,041	$47.77	-

(a)   All of the shares repurchased during the three-month period ended September 30, 2005 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

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

Date: October 31, 2005