Form 10-Q
period 2006-03-31
HALLIBURTON CO
filed 2006-04-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes         No    X

As of April 24, 2006, 516,188,199 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-23

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	24-54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1(a).	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures		58

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
(Millions of dollars and shares except per share data)	2006	2005
Revenue:
Services	$4,450	$4,202
Product sales	743	557
Equity in earnings (losses) of unconsolidated affiliates, net	17	24
Total revenue	5,210	4,783
Operating costs and expenses:
Cost of services	3,752	3,742
Cost of sales	613	474
General and administrative	100	101
Gain on sale of business assets, net	(10)	(109)
Total operating costs and expenses	4,455	4,208
Operating income	755	575
Interest expense	(47)	(52)
Interest income	28	12
Foreign currency gains, net	8	-
Other, net	3	(2)
Income from continuing operations before income taxes and minority
interest	747	533
Provision for income taxes	(255)	(166)
Minority interest in net income of subsidiaries	(11)	(8)
Income from continuing operations	481	359
Income from discontinued operations, net of tax provision of $3 and $2	7	6
Net income	$488	$365
Basic income per share:
Income from continuing operations	$0.94	$0.72
Income from discontinued operations, net	0.01	0.01
Net income	$0.95	$0.73
Diluted income per share:
Income from continuing operations	$0.90	$0.71
Income from discontinued operations, net	0.01	0.01
Net income	$0.91	$0.72

Cash dividends per share	$0.150	$0.125
Basic weighted average common shares outstanding	512	501
Diluted weighted average common shares outstanding	534	510

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Millions of dollars and shares except per share data)	2006	2005
Assets
Current assets:
Cash and equivalents	$2,278	$2,391
Receivables:
Notes and accounts receivable (less allowance for bad debts of $70 and $90)	3,620	3,345
Unbilled work on uncompleted contracts	1,332	1,456
Total receivables	4,952	4,801
Inventories	1,086	953
Current deferred income taxes	800	592
Other current assets	623	523
Total current assets	9,739	9,260
Property, plant, and equipment, net of accumulated depreciation of $3,917 and $3,838	2,675	2,648
Goodwill	771	765
Noncurrent deferred income taxes	451	838
Equity in and advances to related companies	388	382
Other assets	1,146	1,117
Total assets	$15,170	$15,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,688	$1,967
Advanced billings on uncompleted contracts	739	661
Accrued employee compensation and benefits	499	648
Current maturities of long-term debt	360	361
Short-term notes payable	9	22
Other current liabilities	867	768
Total current liabilities	4,162	4,427
Long-term debt	2,793	2,813
Employee compensation and benefits	688	718
Other liabilities	504	535
Total liabilities	8,147	8,493
Minority interest in consolidated subsidiaries	151	145
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 1,000 shares, issued 529 and 527 shares	1,322	1,317
Paid-in capital in excess of par value	2,808	2,818
Deferred compensation	-	(98)
Accumulated other comprehensive income	(261)	(266)
Retained earnings	3,386	2,975
	7,255	6,746
Less 13 shares of treasury stock for each period, at cost	383	374
Total shareholders’ equity	6,872	6,372
Total liabilities and shareholders’ equity	$15,170	$15,010

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
(Millions of dollars)	2006	2005
Cash flows from operating activities:
Net income	$488	$365
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	128	125
Provision (benefit) for deferred income taxes	171	79
Distribution from (advances to) related companies, net of equity in (earnings) losses	(29)	7
(Gain) loss on sale of assets	9	(109)
Asbestos and silica liability payment related to Chapter 11 filing	-	(2,345)
Collection of asbestos- and silica-related receivables	81	1,023
Other changes:
Receivables and unbilled work on uncompleted contracts	(206)	(85)
Accounts receivable facilities transactions	-	(21)
Inventories	(124)	(89)
Accounts payable	(261)	33
Contributions to pension plans	(133)	(21)
Other	(69)	(3)
Total cash flows from operating activities	55	(1,041)
Cash flows from investing activities:
Capital expenditures	(160)	(142)
Sales of property, plant, and equipment	31	20
Dispositions (acquisitions) of business assets, net of cash disposed	13	203
Proceeds from sales of securities	5	-
Sales (purchases) of short-term investments in marketable securities, net	-	891
Other investing activities	(5)	(8)
Total cash flows from investing activities	(116)	964
Cash flows from financing activities:
Proceeds from exercises of stock options	89	89
Payments to reacquire common stock	(46)	(6)
Borrowings (repayments) of short-term debt, net	(7)	(4)
Payments of long-term debt	(7)	(36)
Payments of dividends to shareholders	(77)	(63)
Other financing activities	(5)	(3)
Total cash flows from financing activities	(53)	(23)
Effect of exchange rate changes on cash	1	(5)
Decrease in cash and equivalents	(113)	(105)
Cash and equivalents at beginning of period	2,391	1,917
Cash and equivalents at end of period	$2,278	$1,812
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$61	$73
Income taxes	$38	$83

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Description of Company
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2005 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2006, the results of our operations for the three months ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 may not be indicative of results for the full year.
In April 2006, KBR, Inc., a wholly owned subsidiary of Halliburton, filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission. Our current plan is to effect an initial public offering (IPO) of less than 20% of KBR. In connection with the IPO, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, transition services agreements, and a tax sharing agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to their business and our responsibility for liabilities unrelated to their business. The master separation agreement will also contain indemnification obligations and ongoing commitments of us and KBR. The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us.

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” or “Other assets” as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
Millions of dollars	2006	2005
Probable unapproved claims	$176	$175
Probable unapproved claims accrued revenue	173	172
Probable unapproved claims from unconsolidated
related companies	93	92

As of March 31, 2006, the probable unapproved claims, including those from unconsolidated related companies, relate to six contracts, most of which are complete or substantially complete. See Note 10 for a discussion of government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of March 31, 2006 ($150 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of March 31, 2006, we had not accrued any amounts related to the counterclaims in the arbitrations.
The probable unapproved claims accrued revenue included in the table above is reflected as “Other assets” on the condensed consolidated balance sheets since the contracts will likely not be settled within one year. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”
Unapproved change orders
We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $64 million at March 31, 2006. Unapproved change orders at December 31, 2005 were $61 million. Our share of change orders from unconsolidated related companies totaled $3 million at March 31, 2006 and $5 million at December 31, 2005.
Barracuda-Caratinga project
Following is the status, as of March 31, 2006, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
-	the project was approximately 99% complete; and
-
in the first quarter of 2006, we recorded a loss of $15 million related to additional costs to finalize the project and warranty matters. We have recorded inception-to-date losses on this project of approximately $785 million.

The Barracuda and Caratinga vessels are both fully operational. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminate any further risk of liquidated damages being assessed but does not address the bolt arbitration discussed below.
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments of our reasonable costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. On March 9, 2006 Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with the Petrobras claim, based upon the bolts meeting Petrobras’ design specification, and we do not understand the basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. As of March 31, 2006, we have not accrued any amounts related to this arbitration.

Note 3. Dispositions
Production Services
In March 2006, we signed an agreement to sell KBR’s Production Services group, which was part of our Energy and Chemicals segment. Under the terms of the agreement, we will receive a purchase price of $280 million, subject to adjustments. The sale of Production Services is expected to take place in the second quarter of 2006 and result in a pretax gain of approximately $100 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations, and all prior periods presented have been reclassified as well. At March 31, 2006, Production Services assets were $236 million, of which $170 million were classified as current, and liabilities were $80 million, of which $76 million were classified as current. At December 31, 2005, Production Services assets were $207 million, of which $140 million were classified as current, and liabilities were $64 million, of which $54 million were classified as current.
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
We refer to the combination of the Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the Energy Services Group and the combination of our Government and Infrastructure and our Energy and Chemicals segments as KBR.
The table below presents information on our segments.

	Three Months Ended
	March 31
Millions of dollars	2006	2005
Revenue:
Production Optimization	$1,274	$900
Fluid Systems	836	631
Drilling and Formation Evaluation	647	489
Digital and Consulting Solutions	181	164
Total Energy Services Group	2,938	2,184
Government and Infrastructure	1,734	2,088
Energy and Chemicals	538	511
Total KBR	2,272	2,599
Total	$5,210	$4,783
Operating income (loss):
Production Optimization	$340	$291
Fluid Systems	182	113
Drilling and Formation Evaluation	156	80
Digital and Consulting Solutions	49	29
Total Energy Services Group	727	513
Government and Infrastructure	20	53
Energy and Chemicals	42	41
Total KBR	62	94
General corporate	(34)	(32)
Total	$755	$575

Consistent with the sale agreement, KBR’s Production Services operations were moved into discontinued operations for reporting purposes in the first quarter of 2006. All prior period amounts have been reclassified to discontinued operations.
Intersegment revenue was immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three months ended March 31, 2006 included $1.4 billion or 26% of consolidated revenue from the United States Government, which was derived almost entirely by the Government and Infrastructure segment. Revenue from the United States Government during the three months ended March 31, 2005 represented 35% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

Note 5. Accounts Receivable Facilities
Under our Energy Services Group accounts receivable securitization facility, we had the ability to sell up to $300 million in undivided ownership interest in a pool of receivables. During the fourth quarter of 2005, $256 million in undivided ownership interest that had been sold to unaffiliated companies was collected and the balance retired. No further receivables were sold, and the facility was terminated in the first quarter of 2006.
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that could be sold under the agreement varied based on the amount of eligible receivables at any given time and other factors, and the maximum amount that could be sold and outstanding under this agreement at any given time was $650 million. The total amount of receivables outstanding under this agreement was approximately $242 million as of March 31, 2005. Prior to December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $51 million at March 31, 2006 and $42 million at December 31, 2005. If the average cost method had been used, total inventories would have been $23 million higher than reported at March 31, 2006 and $21 million higher than reported at December 31, 2005. Inventories consisted of the following:

Millions of dollars	March 31, 2006	December 31, 2005
Finished products and parts	$775	$715
Raw materials and supplies	221	181
Work in process	90	57
Total	$1,086	$953

Finished products and parts are reported net of obsolescence accruals of $96 million at March 31, 2006 and $98 million at December 31, 2005.

Note 7. Restricted and Committed Cash
At March 31, 2006, we had restricted cash of $128 million, which primarily consisted of:
-	$101 million as collateral for potential future insurance claim reimbursements included in “Other assets”; and
-	$23 million related to cash collateral agreements for outstanding letters of credit for various construction projects included in “Other assets.”
At December 31, 2005, we had restricted cash of $123 million in “Other assets,” which primarily consisted of similar items as above.
Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At March 31, 2006 and December 31, 2005, cash and equivalents include approximately $251 million and $223 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 8. Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended
	March 31
Millions of dollars	2006	2005
Net income	$488	$365

Cumulative translation adjustments	(6)	(10)
Realization of losses included in net income	3	3
Net cumulative translation adjustments	(3)	(7)

Unrealized net gains (losses) on investments
and derivatives	6	(3)
Realization of (gains) losses on investments and
derivatives included in net income	2	(10)
Net unrealized gains (losses) on investments
and derivatives	8	(13)

Total comprehensive income	$493	$345

Accumulated other comprehensive income consisted of the following:

	March 31,	December 31,
Millions of dollars	2006	2005
Cumulative translation adjustments	$(75)	$(72)
Pension liability adjustments	(184)	(184)
Unrealized gains (losses) on investments and derivatives	(2)	(10)
Total accumulated other comprehensive income	$(261)	$(266)

Note 9. Asbestos Insurance Recoveries
Several of our subsidiaries, particularly DII Industries and Kellogg Brown & Root, had been named as defendants in a large number of asbestos- and silica-related lawsuits. Effective December 31, 2004, we resolved all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries, Kellogg Brown & Root, and our other affected subsidiaries (which were filed on December 16, 2003) when the plan of reorganization became final and nonappealable.
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $81 million related to these receivables were received in the first quarter of 2006. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $347 million at March 31, 2006, in several installments through 2010.
The following table presents a rollforward of our asbestos- and silica-related insurance receivables.

Millions of dollars
Insurance for asbestos- and silica-related liabilities:
December 31, 2005 balance (of which $193 was current)	$396
Payments received	(81)
Accretion	3
Insurance for asbestos- and silica-related liabilities - March 31, 2006
balance (of which $153 is current)	$318

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
DII Industries and Federal-Mogul agreed to share equally in recoveries from insolvent London-based insurance companies. To the extent that Federal-Mogul’s recoveries from certain insolvent London-based insurance companies received on or before January 1, 2006 did not equal at least $4.5 million, DII Industries agreed to also pay to Federal-Mogul the difference between their recoveries from the insolvent London-based insurance companies and $4.5 million. Accordingly, DII Industries paid Federal-Mogul $1.6 million in January 2006. This amount is expected to be received back from Federal-Mogul following recoveries received by Federal-Mogul from the insolvent London-based insurance companies.
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At March 31, 2006, we had not recorded any liability associated with these indemnifications.

Note 10. United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense (DoD) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.1 billion in the first quarter of 2006 compared to $1.5 billion in the first quarter of 2005.
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
DCAA audit issues
Our operations under United States government contracts are regularly reviewed and audited by the Defense Contract Audit Agency (DCAA) and other governmental agencies. The DCAA serves in an advisory role to our customer. When issues are found during the governmental agency audit process, these issues are typically discussed and reviewed with us. The DCAA then issues an audit report with its recommendations to our customer’s contracting officer. In the case of management systems and other contract administrative issues, the contracting officer is generally with the Defense Contract Management Agency (DCMA). We then work with our customer to resolve the issues noted in the audit report. If our customer or a government auditor finds that we improperly charged any costs to a contract, these costs are not reimbursable, or, if already reimbursed, the costs must be refunded to the customer. Our revenue recorded for government contract work is reduced for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $55 million has been withheld as of December 31, 2005 (down from $60 million originally reported because some issues have been resolved). The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Subsequent to December 31, 2005, the DCAA issued a notice to disallow the withheld amounts, of which $5 million has been withheld from our subcontractors. We will continue working with the DCMA and our subcontractors to resolve this issue.
DFAC. In September 2005, Eurest Support Services (Cyprus) International Limited, or ESS filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.
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

Investigations
In the first quarter of 2005, the United States Department of Justice (DOJ) issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L.
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
In October 2004, a civilian contracting official in the Army Corps of Engineers (COE) asked for a review of the process used by the COE for awarding some of the contracts to us. We understand that the Department of Defense Inspector General’s office may review the issues involved.
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
Claims
In addition, we had probable unapproved claims totaling $50 million at March 31, 2006 for the LogCAP contract. These unapproved claims related to this contract are where our costs have exceeded the customer’s funded value of the task order.
DCMA system reviews
Report on estimating system. In December 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in the process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.”
Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. Once the DCAA finalizes the report, it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of March 31, 2006 are not material.

Note 11. Other Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The United States Securities and Exchange Commission (SEC) is conducting a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which has a 25% interest in the venture. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we have a 55% interest; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria and Switzerland into the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries) and include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ. We have produced documents to the SEC and the DOJ both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made to Nigerian officials.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.

We have also suspended the services of another agent who has worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980’s until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.
In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss. Both the SEC and the DOJ could argue that continuing conduct may constitute multiple violations for purposes of assessing the penalty amounts per violation. Agreed dispositions for these types of matters sometimes result in a monitor being appointed by the SEC and/or the DOJ to review future business and practices with the goal of ensuring compliance with the FCPA. Fines and civil and criminal penalties could be mitigated, in the government’s discretion, depending on the level of the cooperation in the investigations.
Potential consequences of a criminal indictment arising out of any of these investigations could include suspension by the DoD or another federal, state, or local government agency of KBR and its affiliates from their ability to contract with United States, state or local governments, or government agencies. If a criminal or civil violation were found, KBR and its affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
As of March 31, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.
Bidding practices investigation
In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.
On the basis of this information, we and the DOJ have broadened our investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.
If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by, or relationship issues with customers, are also possible.
As of March 31, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the period of approximately May 1998 until approximately May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003 (the “Moore class action”).
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
In June 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case to another district judge and a final hearing on the fairness of the settlement the court entered an order in September 2004 holding that evidence of the settlement’s fairness was inadequate, denying the motion for final approval of the settlement in the Moore class action, and ordering the parties, among other things, to mediate. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we are entitled to do by its terms. The mediation was held in January 2005, but was declared by the mediator to be at an impasse with no settlement having been reached.
In April 2005, the court appointed new co-lead counsel and a new lead plaintiff, directed that they file a third consolidated amended complaint, and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. On March 14, 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to replead those claims to correct deficiencies in their earlier complaint. With respect to those issues regarding which the court denied the motion, we have requested that the court certify its order for interlocutory appeal. On April 4, 2006, the plaintiffs filed their fourth amended consolidated complaint. We intend to renew our motion to dismiss those portions of the complaint that have been replead. As of March 31, 2006, we had not accrued any amounts related to this matter.
Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades of a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. The case was scheduled for trial in May 2005. At the conclusion of jury selection, we again urged a motion for change of venue we had filed earlier. That motion was denied by the trial court, and the Nevada Supreme Court affirmed. In April 2006, the three judge panel of the Nevada Supreme Court that heard the appeal denied our motion for reconsideration. We are preparing a motion to the full Nevada Supreme Court to rehear the appeal. Should that motion be denied, the case will be returned to the trial court where a new trial setting will be ordered and the case will proceed to trial. As of March 31, 2006, we had not accrued any amounts related to this matter.

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
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information. We understand this matter has now been referred by OFAC to the DOJ. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents in September 2004. As of March 31, 2006, we had not accrued any amounts related to this investigation.
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
David Hudak and International Hydrocut Technologies Corp.
In October 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corporate Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase in early 1994 of certain explosive charges that were later alleged by the DOJ to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. We filed a motion to dismiss and, alternatively, a motion to transfer venue. Those motions were denied during the first quarter of 2006. It is our intention to vigorously defend this action. As of March 31, 2006, we had not accrued any amounts related to this matter.

Convoy ambush litigation
Several of the families of truck drivers, employed by KBR and killed when a fuel convoy was ambushed in Iraq in April 2004, have filed suit against us. These suits allege that we are responsible for the deaths of these drivers for a variety of reasons and assert legal claims for fraud, wrongful death, civil rights violations, and violations of the Racketeer Influenced and Corrupt Organizations Act. We deny the allegations of wrongdoing and fully intend to vigorously defend the actions. We believe that our conduct was entirely lawful and that our liability is limited by federal law. In July 2005, the federal court in Houston, Texas denied our motion to dismiss based upon a narrow exception to the Defense Base Act. As of March 31, 2006, we had not accrued any amounts related to these matters.
Iraq overtime litigation
During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third-party beneficiaries of the LogCAP contract, and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We have moved to dismiss the case on a number of bases, and that motion remains pending at this time. In the event the motion to dismiss is denied, we intend to vigorously defend this case. It is premature to assess the probability of an adverse result in this action. However, because the LogCAP contract is cost-reimbursable, we could charge any overtime and “uplift” pay to the customer in the event of an adverse judgment. As of March 31, 2006, we had not accrued any amounts related to this matter.
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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $49 million as of March 31, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $10 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of March 31, 2006, those 14 sites accounted for approximately $13 million of our total $49 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were outstanding as of March 31, 2006, including $587 million that relate to our joint ventures’ operations. Also included in letters of credit outstanding as of March 31, 2006 were $182 million of performance letters of credit and $114 million of retainage letters of credit related to the Barracuda-Caratinga project. With the execution of the April 2006 agreement with Petrobras, we expect the performance letters of credit to be reduced to $8 million and the retainage letters of credit to be reduced to $56 million in the second quarter of 2006. See Note 2 for further information. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of March 31, 2006, we had commitments to fund approximately $52 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $33 million of the commitments to be paid during the next year.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $82 million at March 31, 2006 and $70 million at December 31, 2005 (including amounts related to unconsolidated subsidiaries) that we could incur based upon completing the projects as forecasted.

Note 12. Accounting for Stock-Based Compensation
Our 1993 Stock and Incentive Plan provides for the grant of any or all of the following types of stock-based awards:
-	stock options, including incentive stock options and nonqualified stock options;
-	restricted stock awards;
-	restricted stock unit awards;
-	stock appreciation rights; and
-	stock value equivalent awards.
There are currently no restricted stock unit awards, stock appreciation rights, or stock value equivalent awards outstanding.
Under the terms of the 1993 Stock and Incentive Plan (1993 Plan), as amended, 49 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 16 million shares can be awarded as restricted stock. At March 31, 2006, 12 million shares were available for future grants under the 1993 Plan, of which seven million shares remained available for restricted stock awards. The stock to be offered pursuant to the grant of an award under the 1993 Plan may be authorized but unissued common shares or treasury shares.
In addition to the provisions of the 1993 Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our 2002 Employee Stock Purchase Plan (ESPP).
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for our ESPP is being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards.

The following table summarizes the pro forma effect on net income and income per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Millions of dollars except per share data
Net income, as reported	$365
Add: Total stock-based compensation expense included in net
income, net of related tax effects	14
Less: Total stock-based compensation expense
determined under fair-value-based method for all awards,
net of related tax effects	(20)
Pro forma net income	$359

Basic income per share:
As reported	$0.73
Pro forma	$0.72
Diluted income per share:
As reported	$0.72
Pro forma	$0.70

The total stock-based compensation expense recorded in the first quarter of 2006 was $15 million, net of related tax effect. The total income tax benefit recognized in net income for stock-based compensation arrangements was $9 million in the first quarter of 2006 and $8 million in the first quarter of 2005. Total incremental compensation cost resulting from revaluations of previously granted stock-based awards was $6 million during the first quarter of 2006 and $17 million during the first quarter of 2005. These revaluations were required as we modified these awards to allow certain employees to retain their awards after leaving the company.
Each of the active stock-based compensation arrangements is discussed below.
Stock options
All stock options under the 1993 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest after six months. No further stock option grants are being made under the stock plans of acquired companies.
The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The assumptions and resulting fair values of options granted are as follows:

	Three months ended March 31
	2006	2005
Expected term (in years)	5.24	5.00
Expected volatility	42.20%	52.79%
Expected dividend yield	0.91%	1.16%
Risk-free interest rate	4.30%	4.27%
Weighted average grant-date fair value per share	$27.30	$19.67

The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006, and includes exercised and forfeited shares from our acquired companies’ stock plans.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options	(in millions)	per Share	Term	(in millions)
Outstanding at January 1, 2006	11.2	$33.61
Granted	0.2	66.27
Exercised	(1.7)	36.73
Forfeited/expired	(0.1)	32.77
Outstanding at March 31, 2006	9.6	$33.70	5.95	$377

Exercisable at March 31, 2006	6.4	$31.41	4.87	$266

The total intrinsic value of options exercised was $65 million during the first quarter of 2006 and $27 million during the first quarter of 2005. As of March 31, 2006, there was $35 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.
Cash received from option exercises was $89 million during both the first quarter of 2006 and the first quarter of 2005. As a result of our net operating loss position at March 31, 2006, our $23 million tax benefit from exercise of stock options will not be realized until such time as the net operating loss carryforwards are fully utilized.
Restricted stock
Restricted shares issued under the 1993 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse.
Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 400 restricted shares of common stock as a part of compensation. These awards have a minimum restriction period of six months. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restriction lapses. We reserved 100,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued shares or treasury shares. At March 31, 2006, 49,200 shares had been issued to non-employee directors under this plan. There were no awards of restricted stock under the Directors Plan in the first quarter of 2006 or the first quarter of 2005.
The following table represents our 1993 Plan and Directors Plan restricted stock awards granted, vested, and forfeited during the first quarter of 2006.

		Weighted
	Number of Shares	Average Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2006	3.7	$34.14
Granted	0.2	67.42
Vested	(0.2)	27.11
Forfeited	-*	39.24
Nonvested shares at March 31, 2006	3.7	$36.08

*Actual forfeitures for the three months ended March 31, 2006 were approximately 30,000 shares.

The weighted average grant-date fair value of shares granted during the first quarter of 2005 was $41.57. The total fair value of shares vested during the first quarter of 2006 was $14 million and during the first quarter of 2005 was $17 million. As of March 31, 2006, there was $105 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a period of 4.4 years.
2002 Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Twelve million shares of common stock have been reserved for issuance under this plan, which may be authorized but unissued shares or treasury shares.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility is a one-year historical volatility of our stock. The assumptions and resulting fair values of options granted are as follows:

	Three months ended March 31
	2006	2005
Expected term (in years)	0.5	0.5
Expected volatility	35.65%	26.93%
Expected dividend yield	0.75%	1.16%
Risk-free interest rate	4.38%	3.15%
Weighted average grant-date fair value per share	$15.83	$8.29

Note 13. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculation is as follows:

	Three Months Ended
	March 31
Millions of shares	2006	2005
Basic weighted average common shares outstanding	512	501
Dilutive effect of:
Stock options	5	5
Convertible senior notes premium	15	3
Restricted stock	1	1
Other	1	-
Diluted weighted average common shares outstanding	534	510

Excluded from the computation of diluted income per share are options to purchase one million shares of common stock that were outstanding during the three months ended March 31, 2006 and two million shares during the three months ended March 31, 2005. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 14. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Three Months Ended March 31
	2006		2005
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$17	$-	$23
Interest cost	2	43	2	43
Expected return on plan assets	(2)	(48)	(2)	(46)
Settlements/curtailments	-	-	-	5
Recognized actuarial loss	2	6	1	5
Net periodic benefit cost	$2	$18	$1	$30

In the first quarter of 2005, we amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and, therefore, during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $160 million to our international pension plans and no more than $4 million to our domestic plans in 2006. In the first quarter of 2006, we contributed a total of $133 million, of the $160 million, to our international pension plans. As part of the $133 million, in order to mitigate a portion of the projected underfunding of our United Kingdom pension plans, ESG contributed $40 million, and KBR contributed $77 million to the United Kingdom pension plans in the first quarter of 2006. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.
The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Three Months Ended March 31
Millions of dollars	2006	2005
Components of net periodic
benefit cost:
Interest cost	$2	$3
Amortization of prior service cost	-	-
Net periodic benefit cost	$2	$3

Note 15. Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first quarter of 2006, we repurchased approximately 600,000 shares of our common stock at a cost of approximately $41 million, or an average price per share of $68.62.

Note 16. Related Companies
During the first quarter of 2006, included in Government and Infrastructure operating income was a $30 million impairment charge and loss recorded on an equity investment in an Australian railroad operation. Of the $30 million, $26 million relates to the impairment charge. We will receive no tax benefit from this charge as this is a capital loss in Australia for which we have no capital gains to offset. We own a 36.7% interest in the joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment on the equity method of accounting. Construction on the railway was completed in late 2003, and operations commenced in early 2004. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s loan covenants in the future. These loans are non-recourse to KBR and us. We received revised financial forecasts from the joint venture during the first quarter of 2006. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded an impairment charge during the first quarter of 2006 in our equity investment. As of March 31, 2006, our investment in this joint venture and the related company that performed the construction of the railroad was $59 million. In addition, we have a remaining commitment to purchase an additional $5 million subordinated operating note.
In 2006, we invested in a development corporation that has an indirect interest in an ammonia plant located in Egypt.  We consolidate the development corporation for financial reporting purposes within our Energy and Chemicals segment.  The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant.  The company is considered a variable interest entity.  The development corporation accounts for its investment in the company using the equity method of accounting.  The variable interest entity is funded through debt and equity.  We are not the primary beneficiary of the variable interest entity.  As of March 31, 2006, the variable interest entity had total assets of $196 million and total liabilities of $40 million.  Our maximum exposure to loss is limited to our equity investments totaling $19 million and our commitment to fund an additional $3 million of stand-by equity as of March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first quarter of 2006, the Energy Services Group (ESG) produced revenue of $2.9 billion and operating income of $727 million, reflecting an operating margin of 24.7%. Revenue increased 35% over the prior year period, primarily driven by higher activity in North America, the Middle East, the North Sea, and Russia. This higher activity was partially offset by lower direct sales related to finished equipment for export. ESG first quarter of 2006 revenue compared to the fourth quarter of 2005, increased 3% due to activity in North America and the Middle East. ESG had record operating income in the first quarter of 2006, primarily reflecting increased rig activity, higher utilization of assets, and higher prices, particularly in the strong United States natural gas market, following our price increases implemented during the fourth quarter of 2005.
KBR revenue was down $327 million to $2.3 billion with operating income decreasing $32 million to $62 million. The revenue decrease was primarily due to decreased military support activities in Iraq. KBR’s operating income was impacted by reduced activity on the LogCAP contract and a $15 million loss on our Barracuda-Caratinga project related to current cost estimates to finalize the project and for warranty matters.
Also in the first quarter of 2006, KBR recorded a $26 million impairment charge and $4 million in losses related to our investment in a railway joint venture in Australia. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s financial loan covenants in the future. We received revised financial forecasts from the joint venture during the first quarter. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded an impairment charge during the first quarter.
KBR was awarded $68 million in LogCAP award fees during the first quarter of 2006 as a result of our excellent performance rating. We recorded an additional $12 million in operating income related to these favorable awards above our normal award fee accrual rate.
In March 2006, Petrobras submitted to arbitration a $220 million claim related to the Barracuda-Caratinga project. The submission claimed that certain subsea flowline bolts failed and that the replacement of these bolts was our responsibility. We disagree with the Petrobras claim based upon the bolts meeting Petrobras’ design specification, and we do not understand the basis for the amount claimed by Petrobras. We have examined possible solutions to the problem and determined the cost would not exceed $140 million. We are defending ourselves in the arbitration process and will pursue recovery of our costs associated with this defense.
In April 2006, KBR, Petrobras, and the project lenders agreed to technical and operational acceptance of the completed Barracuda and Caratinga production vessels. This agreement will not affect the bolt arbitration.
In March 2006, we signed an agreement to sell KBR’s Production Services group, which was part of our Energy and Chemicals segment. Under the terms of the agreement, we will receive a purchase price of $280 million, subject to adjustments. The sale of Production Services is expected to take place in the second quarter of 2006 and result in a pretax gain of approximately $100 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations, and all prior periods presented have been reclassified as well.

In April 2006, KBR, Inc. filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (SEC). Our current plan is to effect an initial public offering (IPO) of less than 20% of KBR. In connection with the IPO, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, transition services agreements, and a tax sharing agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to their business and our responsibility for liabilities unrelated to their business. The master separation agreement will also contain indemnification obligations and ongoing commitments of us and KBR. The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us. Any sale of KBR stock would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This quarterly report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first quarter of 2006, we repurchased approximately 600,000 shares of our common stock at a cost of approximately $41 million, or an average price per share of $68.62.
Also in February 2006, our Board of Directors approved a dividend for the first quarter of 2006 to shareholders of record at the close of business on March 2, 2006 of $0.15 per share, payable on March 23, 2006, reflecting a dividend increase of $0.025 per share. The Board of Directors also approved a 2:1 stock split, subject to shareholder approval at the 2006 annual shareholders meeting of a proposal to increase the number of authorized shares of common stock from one billion shares to two billion shares. Each shareholder would receive one additional share for each outstanding share held by the shareholder on the record date for the stock split. The record date will be announced after the approval of the increase in authorized shares of common stock.
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and began expensing the cost of our employee stock option awards and our employee stock purchase plan. These costs totaled approximately $10 million in the first quarter of 2006. This $10 million in stock option and stock purchase plan costs, along with another $8 million in costs we have historically expensed related to other equity compensation and $6 million of incremental compensation cost related to revaluations of previously granted stock-based awards retained when certain employees left the company. All expense related to stock compensation awards was charged to the segments to which each affected employee is assigned.
The outlook for our business remains positive. Strong commodity prices, a lack of oil in storage compared to other periods when prices have been high on a historical basis, and continuing strong cash flow are driving increased spending plans for our exploration and production customers. We believe oil and gas prices will fluctuate in the future, but the fundamentals that support increased demand for our services or products are not expected to change significantly in the near term. We also expect continued growth in gas monetization projects, a particular strength for KBR. We believe the North American market will continue to grow during the remainder of 2006, and we plan to deploy additional capital and labor resources in this market. We also expect the energy services sector in regions outside North America to grow, particularly in the Middle East, Russia, and the deepwater offshore markets, as we execute our international growth and investment strategy.
In 2006, we are focusing on:
-
improving the utilization of our equipment and deploying additional resources to address the growing demand for our services and products, in particular, our pressure pumping services and directional drilling and formation evaluation tools;

-	increasing pricing and reducing discounts, as the market allows, for ESG’s services and products due to expected labor and material cost increases and high demand from customers;
-	leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity;

-
capitalizing on our strengths in the liquefied natural gas (LNG) and gas-to-liquids (GTL) markets. Forecasted LNG market growth remains strong and is expected to grow further. Significant numbers of new LNG liquefaction plant and LNG receiving terminal projects are proposed worldwide and are in various stages of development. We are currently in the bidding process for several LNG and GTL projects, and expect to receive decisions on those in the next few quarters; and

-
diversifying the services of our Government and Infrastructure segment. We expect our work under the LogCAP contract to see a more rapid decline during 2006 than we saw in 2005. As a result, we are focused on diversifying the Government and Infrastructure project portfolio. We continue to expand our work for the United States Navy under the CONCAP construction contingency contract and are positioned for future contingency work for the United States Air Force under the AFCAP contract. In addition, we have strengthened our position with the United Kingdom Ministry of Defence, as we were awarded in April 2006, along with our joint venture partner, the $13.9 billion 35-year Allenby & Connaught project.

Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

Foreign Corrupt Practices Act investigations
The United States Securities and Exchange Commission (SEC) is conducting a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which has a 25% interest in the venture. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we have a 55% interest; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria and Switzerland into the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries) and include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ. We have produced documents to the SEC and the DOJ both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made to Nigerian officials.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
We have also suspended the services of another agent who has worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980’s until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.
In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss. Both the SEC and the DOJ could argue that continuing conduct may constitute multiple violations for purposes of assessing the penalty amounts per violation. Agreed dispositions for these types of matters sometimes result in a monitor being appointed by the SEC and/or the DOJ to review future business and practices with the goal of ensuring compliance with the FCPA. Fines and civil and criminal penalties could be mitigated, in the government’s discretion, depending on the level of the cooperation in the investigations.
Potential consequences of a criminal indictment arising out of any of these investigations could include suspension by the Department of Defense (DoD) or another federal, state, or local government agency of KBR and its affiliates from their ability to contract with United States, state or local governments, or government agencies. If a criminal or civil violation were found, KBR and its affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
As of March 31, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

Bidding practices investigation
In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.
On the basis of this information, we and the DOJ have broadened our investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.
If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by, or relationship issues with customers, are also possible.
There can be no assurance that the results of these investigations will not have a materal adverse effect on our business and results of operations.
As of March 31, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2006 with cash and equivalents of $2.3 billion compared to $2.4 billion at December 31, 2005.
Significant sources of cash
Cash flows from operations contributed $55 million to cash in the first quarter of 2006. We received approximately $81 million in asbestos- and silica-related insurance proceeds in the first quarter of 2006 and expect to receive additional amounts as follows:

Millions of dollars
April 1 through December 31, 2006	$112
2007	41
2008	46
2009	132
2010	16
Total	$347

During the first quarter of 2005, we sold $891 million in investments in marketable securities.
Our working capital requirements for our Iraq-related work, excluding cash and equivalents, increased from $495 million at December 31, 2005 to $658 million at March 31, 2006, primarily due to the timing of our receipt of accounts receivable payments.
Further available sources of cash. In the first quarter of 2005, we entered into an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. The credit facility has a letter of credit issued under it with a balance of $107 million as of March 31, 2006. The letter of credit reduces the availability under the revolving credit facility to approximately $1.1 billion. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of March 31, 2006.
KBR entered into an unsecured $850 million five-year revolving credit facility in the fourth quarter of 2005. Letters of credit that totaled $33 million were subsequently issued under the KBR revolving credit facility, thus reducing the availability under the credit facility to approximately $817 million at March 31, 2006. There were no cash drawings under the unsecured $850 million revolving credit facility as of March 31, 2006.
In March 2006, we signed an agreement to sell KBR’s Production Services group for $280 million, subject to adjustments. The sale of Production Services is expected to close in the second quarter of 2006.
In April 2006, KBR, Inc., a wholly owned subsidiary of Halliburton, filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission. KBR Inc.’s Form S-1 filing states that the proceeds received from the initial public offering will be used to repay intercompany debt to us.  This repayment can then be used for general corporate purposes by us.

Significant uses of cash
Capital expenditures of $160 million in the first quarter of 2006 were 13% higher than in the first quarter of 2005. Capital spending in the first quarter of 2006 was primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first quarter of 2006, we repurchased approximately 600,000 shares of our common stock at a cost of approximately $41 million, or an average price per share of $68.62. The Board of Directors also approved a dividend for the first quarter of 2006 to shareholders of record at the close of business on March 2, 2006 of $0.15 per share, payable on March 23, 2006, reflecting a dividend increase of $0.025 per share. We paid $77 million in dividends to our shareholders in the first quarter of 2006.
In the first quarter of 2006, we contributed a total of $133 million to our international pension plans. In order to mitigate a portion of the projected underfunding of our United Kingdom pension plans, ESG contributed $40 million, and KBR contributed $77 million to the United Kingdom pension plans in the first quarter of 2006.
We also continued to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil. During the first quarter of 2006, we funded approximately $28 million, net of revenue received.
Future uses of cash. Capital spending for 2006 is expected to be approximately $875 million. The capital expenditures budget for 2006 includes a steady level of activities related to our DML shipyard and increased spending in the Energy Services Group to accommodate higher activity levels.
As of March 31, 2006, we had commitments to fund approximately $52 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $33 million of the commitments to be paid during the remainder of 2006.
In the third quarter of 2006, our $275 million medium-term notes will mature. At March 31, 2006, these notes were included in “Current maturities of long-term debt” in the condensed consolidated balance sheet.
Other factors affecting liquidity
Accounts receivable securitization facilities. In April 2002, we entered into an agreement to sell eligible United States Energy Services Group accounts receivable to a bankruptcy-remote limited-purpose funding subsidiary. As of December 31, 2004, we had sold $256 million of undivided ownership interest to unaffiliated companies. During the fourth quarter of 2005, these receivables were collected and the balance retired. No further receivables were sold, and the facility was terminated in the first quarter of 2006.
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that could be sold under the agreement varied based on the amount of eligible receivables at any given time and other factors, and the maximum amount that could be sold and outstanding under this agreement at any given time was $650 million. The total amount of receivables outstanding under this agreement was approximately $242 million as of March 31, 2005. Prior to December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.3 billion of letters of credit or bank guarantees were outstanding as of March 31, 2006, including $587 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of March 31, 2006 were $182 million of performance letters of credit and $114 million of retainage letters of credit related to the Barracuda-Caratinga project. With the execution of the April 2006 agreement with Petrobras, we expect the performance letters of credit to be reduced to $8 million and the retainage letters of credit to be reduced to $56 million in the second quarter of 2006. See Note 2 to the condensed consolidated financial statements for further information. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

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
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain interest coverage and leverage ratios. We are also required to maintain a minimum debt-to-capitalization ratio under our $1.2 billion revolving credit facility. At March 31, 2006, we were in compliance with these requirements.
In addition, the unsecured $850 million five-year revolving credit facility entered into by KBR contains covenants including a limitation on the amount KBR can invest in unconsolidated subsidiaries. KBR must also maintain financial ratios including a debt-to-capitalization ratio, a leverage ratio, and a fixed charge coverage ratio. At March 31, 2006, KBR was in compliance with these requirements.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We currently operate in about 100 countries throughout the world. We provide a comprehensive range of discrete and integrated services and products to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies and governments around the world. The services and products provided to major, national, and independent oil and gas companies are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas through refining, processing, and marketing. Our six business segments are organized around how we manage the business: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the ESG, and the combination of Government and Infrastructure and Energy and Chemicals as KBR.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first quarter of 2006, based upon the location of the services provided and products sold, 34% of our consolidated revenue was from the United States, and 17% of our consolidated revenue was from Iraq, primarily related to work for the United States Government. In the first quarter of 2005, 31% of our consolidated revenue was from Iraq, and 25% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Energy Services Group
Some of the more significant indicators of current and future spending levels of oil and gas companies are oil and gas prices, exploration and production spending by international and national oil companies, the world economy, and global stability, which together drive worldwide drilling activity. Our ESG financial performance is significantly affected by oil and gas prices and worldwide rig activity, which are summarized in the following tables.
This table shows the average oil and gas prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2006	2005	2005
West Texas Intermediate	$63.40	$49.58	$56.30
United Kingdom Brent	61.85	47.69	54.45

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$7.75	$6.40	$8.79

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2006	2005	2005
United States:
Land	1,438	1,178	1,287
Offshore	81	101	93
Total	1,519	1,279	1,380
Canada:
Land	662	518	454
Offshore	3	3	4
Total	665	521	458
International (excluding Canada):
Land	628	629	643
Offshore	268	247	265
Total	896	876	908
Worldwide total	3,080	2,676	2,746
Land total	2,728	2,325	2,384
Offshore total	352	351	362

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Gas	2006	2005	2005
United States:
Oil	232	185	194
Gas	1,287	1,094	1,186
Total	1,519	1,279	1,380
Canada:
Oil	125	92	100
Gas	540	429	358
Total	665	521	458
International (excluding Canada):
Oil	689	668	703
Gas	207	208	205
Total	896	876	908
Worldwide total	3,080	2,676	2,746

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
During the first quarter of 2006, oil prices for both Brent and WTI crude averaged in the low to mid-$60s per barrel, while United States gas prices (Henry Hub) were somewhat weaker, dropping below $6.50 per mmBtu in March 2006. In April 2006, oil prices continued to rise to record levels. For the first twelve trading days of April, natural gas spot prices at the Henry Hub averaged $7.05 per mmBtu. Recent increases in energy prices are due to a combination of the following factors:
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

-	fear of possible supply disruptions from OPEC countries Iran, Iraq, Nigeria, and Venezuela due to political or social circumstances.
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
During the first quarter of 2006, the price increases we implemented during the fourth quarter of 2005 increased revenue and income across all segments. Additionally, an average price book increase of 5% for software products in our Digital and Consulting Solutions segment was implemented in January 2006. We are now focused on continuing to implement the recent price book increases when our customers’ contracts renew and on working down customer discounts. We expect to continue to benefit from the October 2005 United States price book increase through the first half of this year. We will continue to evaluate future United States price book increases.

Overall outlook. The outlook for world oil demand continues to remain strong, with China and North America accounting for approximately 48% of the expected demand growth in 2006. Chinese rate of demand growth has declined recently, although oil demand growth is continuing in other populous countries, including India and Indonesia. Excess oil production capacity is expected to remain constrained and that, along with strong demand, is expected to keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The International Energy Agency continues to forecast world petroleum demand growth in 2006 to increase 2% over 2005. Our customers have indicated they intend to continue their increased spending patterns throughout 2006. With the duration of contracts being signed for drilling rigs increasing, the strong market in the oil service sector is likely to continue.
Our business is well-positioned in the United States. One of our fastest growing operations in this region is production enhancement, where we help our customers optimize the production rates from the wells by providing stimulation services. Among the other opportunities we expect is the growth of deepwater drilling. Although overall rigs in the Gulf of Mexico are expected to decrease in 2006, demand for rigs to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are positioned to meet increasing customer demand. In the first quarter of 2006, we increased our international business by 29% or $363 million compared to the first quarter of 2005. Total ESG revenue for the quarter totaled $2.9 billion up 35% from 2005. Income generated from this revenue was $727 million, a 42% increase. Canadian growth compared to the prior year first quarter was up 47%, driven primarily by production optimization segment.
In the Middle East/Asia region, Saudi Arabia experienced 74% revenue growth, due to increased activity, compared to the first quarter of 2005 led by the Production Optimization and Drilling and Formation Evaluation segments. A tool repair center was opened in Jebel Ali in the United Arab Emirates to help increase tool utilization by decreasing repair times in the Middle East and returning damaged tools back into service. In Asia Pacific, China, Australia and Thailand led the revenue growth on a dollar basis compared to last year, with New Zealand, Papua New Guinea and Sakhalin demonstrating large percentage revenue growth driven largely by Fluids and Drilling and Formation Evaluation.
In our Europe/Africa/CIS region, the North Sea, activity has continued to grow with Norway, the United Kingdom, and The Netherlands accounting for almost $50 million of revenue growth compared to the first quarter of 2005 from the Production Optimization, Fluid Systems and Drilling and Formation Evaluation segments. Russia and Kazakhstan had increased performance for the region with their growth in both Production Optimization and Fluids. Activity in Africa has been volatile, but has experienced overall revenue growth of $45 million representing a 21% increase compared to the first quarter of 2005. Fluid Systems growth in both Nigeria and Angola, coupled with Production Optimization growth across the region accounted for the largest part of the revenue growth. Also, increased Sperry activity in Congo was unexpected from an area that has seen decreasing activity over the last few years. Libya is an area we also expect to see growth throughout the year and are in the process of deploying additional logging and cementing equipment and personnel into Libya.
In Latin America, we experienced year over year 12% revenue growth despite no increase in revenue from Mexico, our largest market in Latin America. This came from growth in excess of 50% from both Colombia and Ecuador both aided by the Fluid Systems contract start ups that began in 2005, as well as double digit growth in Brazil, Argentina, and Venezuela. In Mexico, we are on schedule to complete sometime during the second quarter of 2006 the turnkey drilling project we began in 2004.
As drilling activity remains strong, demand for Sperry Drilling services is high in most regions of the world. As these services have high margins associated with them, we have made the decision to increase our capital spending in this area especially for international markets.
Finally, technology is an important aspect of our business, and we continue to focus on the development, introduction, and application of new technologies. We expect our 2006 investment in new technology to increase compared to our 2005 investment of $220 million in research and development costs.

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
Our Government and Infrastructure segment provides support services to military and civilian branches of governments throughout the world. Our most significant contract is the worldwide United States Army logistics contract, known as LogCAP. We were awarded the competitively bid LogCAP contract in December 2001 from the Army Materiel Command (AMC) to provide worldwide United States Army logistics services. The contract is a one-year contract with nine one-year renewal options. We are currently in year five of the contract. The AMC can terminate, reduce the amount of work, or replace our contract with a new competitively bid contract at any time during the term of the contract.
During the second quarter of 2005, a large task order was assigned for the next phase of work under the LogCAP contract in Iraq and replaces several task orders that are nearing completion. Despite this award, the volume of work under our LogCAP contract continued to decline during the first quarter of 2006, as our customer scaled back the amount of services that were required. Work related to the United States Navy under the CONCAP construction contingency contract was also lower during the quarter as hurricane reconstruction neared completion. In order to diversify our government services portfolio, we continue to expand our work for the United States Air Force under the AFCAP contract, and the United Kingdom Ministry of Defence. In addition, KBR was recently awarded the competitively bid Indefinite Delivery/Indefinite Quantity contract to support the Department of Homeland Security’s United States Immigration and Customs Enforcement facilities in the event of an emergency. This contract has a five-year term, consisting of a one-year base period and four one-year options.
In the first quarter of 2006, a $13.9 billion contract was signed with the United Kingdom Ministry of Defence for the Allenby & Connaught project, which will be operated by a joint venture in which we have a 45% ownership interest. The project is for 35 years and consists of a nine-year construction project to upgrade the British Army’s garrisons at Aldershot and the Salisbury Plain in the United Kingdom. The contract also includes provisions for additional services to be performed over the 35-year period, including catering, transport, and office and maintenance services.
In the civil infrastructure sector, there has been a general trend of historic under-investment. In particular, infrastructure related to the quality of water, wastewater, roads and transit, airports, and educational facilities has declined while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services and for our privately financed project activities as our knowledge of financing structures make us an attractive partner for state and local governments undertaking important infrastructure projects.
Our Energy and Chemicals segment develops energy and chemical projects throughout the world, including LNG and GTL gas monetization facilities, refineries, petrochemical plants, offshore oil and gas production platforms, and synthesis gas facilities. The major focus is on our gas monetization work. For the global market, forecasted LNG growth remains strong and is expected to grow rapidly, with Cambridge Energy Research Associates expecting production volumes to triple through 2020. Significant numbers of new LNG liquefaction plants and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction (EPC) projects will yield substantial growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007 and beyond.
At March 31, 2006, we had $3.5 billion in backlog related to major gas monetization projects.
In the first quarter of 2006, we signed a $400 million contract for the construction of the EBIC ammonia project in Egypt. This contract is a turnkey engineering, procurement, construction, commissioning and testing contract to design and construct an ammonia plant.

In March 2006, we signed an agreement to sell KBR’s Production Services group, which was part of our Energy and Chemicals segment. Under the terms of the agreement, we will receive a purchase price of $280 million, subject to adjustments. The sale of Production Services is expected to take place in the second quarter of 2006 and result in a pretax gain of approximately $100 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations and all prior periods presented have been reclassified as well.
In order to meet growing energy demands, oil and gas companies are increasing their exploration, production, and transportation spending to increase production capacity and supply. KBR is currently targeting reimbursable EPC and engineering, procurement, and construction management opportunities in northern and western Africa, the Caspian area, Asia Pacific, Latin America, and the North Sea.
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
We are continuing with our strategy to move away from offshore fixed-price engineering, procurement, installation, and commissioning (EPIC) contracts within our Energy and Chemicals segment. We have only two remaining major fixed-price EPIC offshore projects. As of March 31, 2006, they were substantially complete.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

	Three Months Ended
REVENUE:	March 31		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$1,274	$900	$374	42%
Fluid Systems	836	631	205	32
Drilling and Formation Evaluation	647	489	158	32
Digital and Consulting Solutions	181	164	17	10
Total Energy Services Group	2,938	2,184	754	35
Government and Infrastructure	1,734	2,088	(354)	(17)
Energy and Chemicals	538	511	27	5
Total KBR	2,272	2,599	(327)	(13)
Total revenue	$5,210	$4,783	$427	9%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$751	$503	$248	49%
Latin America	101	95	6	6
Europe/Africa/CIS	244	181	63	35
Middle East/Asia	178	121	57	47
Subtotal	1,274	900	374	42
Fluid Systems:
North America	447	320	127	40
Latin America	94	88	6	7
Europe/Africa/CIS	183	138	45	33
Middle East/Asia	112	85	27	32
Subtotal	836	631	205	32
Drilling and Formation Evaluation:
North America	256	186	70	38
Latin America	101	82	19	23
Europe/Africa/CIS	128	103	25	24
Middle East/Asia	162	118	44	37
Subtotal	647	489	158	32
Digital and Consulting Solutions:
North America	59	50	9	18
Latin America	55	49	6	12
Europe/Africa/CIS	40	41	(1)	(2)
Middle East/Asia	27	24	3	13
Subtotal	181	164	17	10
Total Energy Services Group revenue
by region:
North America	1,513	1,059	454	43
Latin America	351	314	37	12
Europe/Africa/CIS	595	463	132	29
Middle East/Asia	479	348	131	38
Total Energy Services Group revenue	$2,938	$2,184	$754	35%

	Three Months Ended
OPERATING INCOME (LOSS):	March 31		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$340	$291	$49	17%
Fluid Systems	182	113	69	61
Drilling and Formation Evaluation	156	80	76	95
Digital and Consulting Solutions	49	29	20	69
Total Energy Services Group	727	513	214	42
Government and Infrastructure	20	53	(33)	(62)
Energy and Chemicals	42	41	1	2
Total KBR	62	94	(32)	(34)
General corporate	(34)	(32)	(2)	(6)
Total operating income	$755	$575	$180	31%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$246	$232	$14	6%
Latin America	16	20	(4)	(20)
Europe/Africa/CIS	38	17	21	124
Middle East/Asia	40	22	18	82
Subtotal	340	291	49	17
Fluid Systems:
North America	120	69	51	74
Latin America	14	16	(2)	(13)
Europe/Africa/CIS	27	18	9	50
Middle East/Asia	21	10	11	110
Subtotal	182	113	69	61
Drilling and Formation Evaluation:
North America	79	45	34	76
Latin America	17	12	5	42
Europe/Africa/CIS	22	6	16	267
Middle East/Asia	38	17	21	124
Subtotal	156	80	76	95
Digital and Consulting Solutions:
North America	35	7	28	400
Latin America	6	(2)	8	NM
Europe/Africa/CIS	6	21	(15)	(71)
Middle East/Asia	2	3	(1)	(33)
Subtotal	49	29	20	69
Total Energy Services Group
operating income by region:
North America	480	353	127	36
Latin America	53	46	7	15
Europe/Africa/CIS	93	62	31	50
Middle East/Asia	101	52	49	94
Total Energy Services Group
operating income	$727	$513	$214	42%
NM - Not Meaningful
Note 1 - Region results for Commonwealth of Independent States (CIS) have been reclassified from Middle East/Asia into Europe/Africa/CIS. All prior period amounts have been restated.
Note 2 - All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations.

The increase in consolidated revenue in the first quarter of 2006 compared to the first quarter of 2005 was attributable to increased revenue from our Energy Services Group, predominantly resulting from increased activity, higher utilization of our equipment, and our ability to raise prices due to higher exploration and production spending by our customers. This was partially offset by reduced activity in our government services projects, primarily in the Middle East. International revenue was 66% of consolidated revenue in the first quarter of 2006 and 75% of consolidated revenue in the first quarter of 2005, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.4 billion or 26% of consolidated revenue in the first quarter of 2006 compared to $1.7 billion or 35% of consolidated revenue in the first quarter of 2005.
The increase in consolidated operating income was due to stronger performance in our Energy Services Group resulting from improved demand due to increased rig activity and improved pricing and asset utilization. KBR’s operating income declined primarily due to reduced activity on government services projects, particularly in the Middle East.
In the first quarter of 2006, Iraq-related work contributed approximately $1.1 billion to consolidated revenue and $27 million to consolidated operating income, a 2.5% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the first quarter of 2005 was driven by revenue from production enhancement services, which increased by 51%. The improvement spanned all geographic regions and resulted primarily from higher onshore activity and improved pricing in the United States, higher rig activity in Canada, and growth of our operations in Russia. Revenue from completion tools increased 19% due to higher completions products sales in the United States, the North Sea, and the Middle East, as well as increased completions and sales of sand control tools in Africa. Partially offsetting the completion tools revenue improvement was lower than normal rig activity in the Gulf of Mexico due to recovery efforts from the 2005 hurricanes. International revenue was 48% of total segment revenue in the first quarter of 2006 compared to 50% in the first quarter of 2005.
The increase in operating income for the segment compared to the first quarter of 2005 was led by production enhancement services operating income, which more than doubled. The improvement was driven by strong demand for well stimulation services in natural gas applications, increased utilization of crews and assets, and improved pricing, particularly in the United States. Completion tools operating income increased 21% due to higher sales in the United States, the North Sea, and Saudi Arabia. Partially offsetting this increase were sales declines in Mexico and lower than normal rig activity in the Gulf of Mexico due to continued recovery efforts from the 2005 hurricanes. Operating income in the first quarter of 2005 included a $110 million gain on the sale of the Subsea 7, Inc. equity interest.
Fluid Systems revenue improvement in the first quarter of 2006 compared to the first quarter of 2005 resulted from a 32% increase in revenue from sales of cementing services primarily due to improved activity, asset utilization, and pricing in the United States, increased activity in Canada, and increased deepwater rig activity in the Gulf of Mexico. Completion of contracts in Mexico since the first quarter of 2005 adversely impacted the cementing services revenue comparison. Baroid Fluid Services contributed 33% growth in revenue to the segment revenue increase, largely due to improved activity and pricing in North America and improved activity and new contracts in west Africa. International revenue was 53% of total segment revenue in the first quarter of 2006 compared to 55% in the first quarter of 2005.
The segment operating income improvement compared to the first quarter of 2005 was led by a 66% increase from cementing services, due to higher drilling activity, improved pricing, and increased asset utilization in the United States, growth in deepwater activity in the Gulf of Mexico, and improved sales and service activity in the North Sea. These results were partially offset by lower offshore activity in Mexico. Baroid Fluid Services operating income grew 49% on strong natural gas operations and improved product mix in the United States and higher activity in Venezuela. Partially offsetting these results were lower offshore activity and new contract start-up costs in Mexico.

Drilling and Formation Evaluation revenue growth for the first quarter of 2006 compared to the first quarter of 2005 was driven by a 35% increase in drilling services revenue. The improvement came from all regions, with Asia Pacific contributing an increase of 53% driven by new contracts and higher rig activity. GeoPilot® activity produced improved results throughout Latin America, Europe, Africa, and the Middle East. Logging services revenue increased 27% with improved performance in Asia Pacific, Latin America, and the United States, which were overall drivers of the improvement. Drill bits revenue increased 32% as improved pricing and higher volume helped increase revenue in North America by 39%. Performance improvements in Russia, Norway, and the Middle East also contributed. International revenue was 69% of total segment revenue in the first quarter of 2006 compared to 71% in the first quarter of 2005.
The increase in segment operating income was led by a 117% improvement in drilling services results due primarily to increased activity in the Gulf of Mexico, Asia Pacific, and the North Sea. Logging services operating income increased 50% due to increased activity in the United States and Asia Pacific. Drill bit sales operating income doubled over the prior year first quarter, reflecting improved pricing and fixed cutter activity in North America and Europe and improved pricing and roller cone bit demand in the Middle East.
Digital and Consulting Solutions revenue improvement for the first quarter of 2006 compared to the first quarter of 2005 was led by an 11% increase in Landmark, due to greater software sales and professional services in all regions. Project management contracts contributed a 13% revenue improvement, primarily attributable to increased work in south Mexico, Ecuador, and the United States. International revenue was 69% of total segment revenue in the first quarter of 2006 as compared to 71% in the first quarter of 2005.
The segment operating income improvement was predominantly due to a nearly threefold increase in Landmark results from improved sales of software and consulting services primarily in the United States and Latin America. First quarter of 2006 operating income included a gain of $10 million from a sale of an investment accounted for using the cost method. First quarter of 2005 operating income included a $17 million favorable insurance claim settlement, partially offset by an $8 million loss on two integrated solutions projects in Mexico.
Government and Infrastructure revenue for the first quarter of 2006 totaled $1.7 billion, a $354 million decrease compared to the first quarter of 2005. The government projects for both LogCAP and the DML shipyard operations in the United Kingdom showed revenue decreases of $378 million and $12 million, respectively.
Segment operating income for the first quarter of 2006 decreased $33 million compared to the first quarter of 2005. The decrease was attributable in part to reduced activity on the LogCAP contract and a $30 million impairment charge and loss recorded on an equity investment in an Australian railroad operation. Of the $30 million, $26 million relates to the impairment charge. We will receive no tax benefit from this charge as this is a capital loss in Australia for which we have no capital gains to offset. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s loan covenants in the future. These loans are non-recourse to KBR and us. We received revised financial forecasts from the joint venture during the first quarter of 2006. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded an impairment charge during the first quarter of 2006 in our equity investment. Partially offsetting these decreases was $12 million of operating income resulting from award fees in excess of our historical accrual rate related to definitized LogCAP task orders. In the first quarter of 2005, we recorded $22 million of income on definitized LogCAP task orders and resolution of dining facility services issues with the customer. In addition, the first quarter of 2005 included a one-time $11 million cash distribution from an investment in a United States toll road, offset by an $11 million loss related to a joint venture highway project in the United Kingdom.
Energy and Chemicals revenue for the first quarter of 2006 totaled $538 million, a $27 million increase compared to the first quarter of 2005. The increase primarily related to increased activities on GTL projects in Nigeria and Qatar, a newly awarded LNG project in Yemen, an EPC project in Algeria, and a recently awarded ammonia plant construction project in Egypt, all totaling $158 million. Offsetting these increases was decreased revenue totaling $125 million compared to the first quarter of 2005 from projects completed or close to completion, including an olefins project in the United States, program management and offshore engineering projects located in Angola and the Caspian, a heavy crude oil facility in Canada, and the Barracuda-Caratinga project in Brazil.

Segment operating income for the first quarter of 2006 increased $1 million over the first quarter of 2005. Contributing to the increase was a combined $48 million in operating income from a GTL project in Nigeria awarded in 2005, a recently awarded engineering, procurement, and construction project in Algeria, a recently awarded LNG project in Yemen, plus a new private finance initiative ammonia plant construction project in Egypt in which KBR holds an equity position. The increases were offset by a $15 million charge on the Barracuda-Caratinga project, reflecting additional anticipated costs to finalize the project and additional reserves on various warranty matters. Also offsetting the increase was a $19 million reduction of income compared to the first quarter of 2005 on a crude oil facility in Canada due to lower recovery of costs and lower activities on an offshore engineering project in the Caspian. Included in first quarter of 2005 operating results was a $9 million gain on sale of a stock investment in a Japanese company.
General corporate expenses were $34 million in the first quarter of 2006 compared to $32 million in the first quarter of 2005. The increase was primarily due to increased legal fees.

NONOPERATING ITEMS

Interest expense decreased $5 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes and the repayment in October 2005 of $300 million of our floating rate senior notes, partially offset by a $3 million interest payment to the Australia Taxing Authority for tax return payment shortfalls.
Interest income increased $16 million in the first quarter of 2006 compared to the first quarter of 2005 due to higher cash investment balances and higher interest rates.
Foreign currency gain, net grew to $8 million in gains in the first quarter of 2006 from even in the first quarter of 2005. The increase was primarily due to gains on the British pound sterling, the euro, and the Brazilian real.
Other, net increased $5 million in the first quarter of 2006 compared to the first quarter of 2005. The first quarter of 2006 primarily reflected a $7 million gain on sale of an investment partially offset by a $2 million loss on early debt extinguishment and a $2 million charge for the write-off of cumulative translation adjustment balances. “Other, net” in the first quarter of 2005 included $2 million in costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable.
Provision for income taxes from continuing operations in the first quarter of 2006 of $255 million resulted in an effective tax rate of 34% compared to an effective tax rate of 31% in the first quarter of 2005. Our annualized tax rate as applied to the first quarter of 2005 was positively impacted by a reduction in our valuation allowance against future tax attributes related to our asbestos liabilities. This reduction occurred due to an increase in our projection of full-year 2006 United States taxable income, which reduced the number of years we project foreign tax credits to be displaced. Our effective rate for the remainder of 2006 and beyond is expected to range from 35% to 36%.
Income from discontinued operations, net of tax provision in the first quarter of 2006 primarily consisted of $9 million of pretax income related to the operations of KBR’s Production Services, which is expected to be sold in the second quarter of 2006. Income from discontinued operations in the first quarter of 2005 primarily consisted of $11 million of pretax income related to the operations of KBR’s Production Services, offset by $3 million of accretion related to the insurance receivable for asbestos- and silica-related liabilities. In accordance with the plan of reorganization, in January 2005, we contributed approximately $2.345 billion in cash to trusts for the benefit of current and future asbestos and silica personal injury claimants, 59.5 million shares of Halliburton common stock, a one-year non-interest-bearing note of $31 million for the benefit of asbestos claimants, a silica note for the benefit of silica claimants with an estimated value of $24 million.

OFF BALANCE SHEET RISK

Under our Energy Services Group accounts receivable securitization facility we had the ability to sell up to $300 million in undivided ownership interest in a pool of receivables. During the fourth quarter of 2005, $256 million in undivided ownership interest that had been sold to unaffiliated companies was collected and the balance retired. No further receivables were sold, and the facility was terminated in the first quarter of 2006.

In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The amount of receivables that could be sold under the agreement varied based on the amount of eligible receivables at any given time and other factors, and the maximum amount that could be sold and outstanding under this agreement at any given time was $650 million. The total amount of receivables outstanding under this agreement was approximately $242 million as of March 31, 2005. Prior to December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

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
In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and comply with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental litigation and claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has several programs in place to maintain environmental leadership and to prevent the occurrence of environmental contamination.
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $49 million as of March 31, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $10 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of March 31, 2006, those 14 sites accounted for approximately $13 million of our total $49 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123(R). The SEC rule provides that SFAS No. 123(R) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application. Accordingly, we recorded compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We also recognized compensation expense for our employee stock purchase plan beginning with the January 1, 2006 purchase period. See Note 12 to the condensed consolidated financial statements for further information.

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

United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.1 billion in the first quarter of 2006 compared to $1.5 billion in the first quarter of 2005.
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

Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. Approximately $55 million has been withheld as of December 31, 2005 (down from $60 million originally reported because some issues have been resolved). The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. Subsequent to December 31, 2005, the DCAA issued a notice to disallow the withheld amounts, of which $5 million has been withheld from our subcontractors. We will continue working with the DCMA and our subcontractors to resolve this issue.
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
Investigations
In the first quarter of 2005, the United States Department of Justice (DOJ) issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L.
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
Claims
In addition, we had probable unapproved claims totaling $50 million at March 31, 2006 for the LogCAP contract. These unapproved claims related to this contract are where our costs have exceeded the customer’s funded value of the task order.
DCMA system reviews
Report on estimating system. In December 2004, the DCMA granted continued approval of our estimating system, stating that our estimating system is “acceptable with corrective action.” We are in the process of completing these corrective actions. Specifically, based on the unprecedented level of support that our employees are providing the military in Iraq, Kuwait, and Afghanistan, we needed to update our estimating policies and procedures to make them better suited to such contingency situations. Additionally, we have completed our development of a detailed training program and have made it available to all estimating personnel to ensure that employees are adequately prepared to deal with the challenges and unique circumstances associated with a contingency operation.
Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.”

Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. Once the DCAA finalizes the report, it will be submitted to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting.
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of March 31, 2006 are not material.
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

Foreign Corrupt Practices Act investigations
The United States Securities and Exchange Commission (SEC) is conducting a formal investigation into payments made in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which has a 25% interest in the venture. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we have a 55% interest; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). We have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria and Switzerland into the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.

The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries) and include TSKJ’s use of a Japanese trading company that contracted to provide services to TSKJ. We have produced documents to the SEC and the DOJ both voluntarily and pursuant to subpoenas, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe, based on the ongoing investigations, that payments may have been made to Nigerian officials.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits in connection with TSKJ’s construction of the natural gas liquefaction facility in Nigeria.
We have also suspended the services of another agent who has worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980’s until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.
In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss. Both the SEC and the DOJ could argue that continuing conduct may constitute multiple violations for purposes of assessing the penalty amounts per violation. Agreed dispositions for these types of matters sometimes result in a monitor being appointed by the SEC and/or the DOJ to review future business and practices with the goal of ensuring compliance with the FCPA. Fines and civil and criminal penalties could be mitigated, in the government’s discretion, depending on the level of the cooperation in the investigations.

Potential consequences of a criminal indictment arising out of any of these investigations could include suspension by the DoD or another federal, state, or local government agency of KBR and its affiliates from their ability to contract with United States, state or local governments, or government agencies. If a criminal or civil violation were found, KBR and its affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
As of March 31, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

Bidding practices investigation
In connection with the investigation into payments relating to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.
On the basis of this information, we and the DOJ have broadened our investigations to determine the nature and extent of any improper bidding practices, whether such conduct violated United States antitrust laws, and whether former employees may have received payments in connection with bidding practices on some foreign projects.
If violations of applicable United States antitrust laws occurred, the range of possible penalties includes criminal fines, which could range up to the greater of $10 million in fines per count for a corporation, or twice the gross pecuniary gain or loss, and treble civil damages in favor of any persons financially injured by such violations. Criminal prosecutions under applicable laws of relevant foreign jurisdictions and civil claims by, or relationship issues with customers, are also possible.
There can be no assurance that the results of these investigations will not have a material adverse effect on our business and results of operations.
As of March 31, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information. We understand this matter has now been referred by OFAC to the DOJ. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and have responded to the subpoena by producing documents in September 2004.

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
Our operations in countries other than the United States accounted for approximately 66% of our consolidated revenue during the first quarter of 2006 and 72% of our consolidated revenue during 2005. Based upon the location of services provided and products sold, 17% of our consolidated revenue in the first quarter of 2006 and 25% during 2005 was from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks unique to each country. With respect to any particular country, these risks may include:
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
We own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain a railway in Australia. We account for this investment on the equity method of accounting. Construction on the railway was completed in late 2003, and operations commenced in early 2004. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s loan covenants in the future. These loans are non-recourse to KBR and us. We received revised financial forecasts from the joint venture during the first quarter of 2006. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded a $26 million impairment charge during the first quarter of 2006 in our equity investment. We will receive no tax benefit from this charge as this is a capital loss in Australia for which we have no capital gains to offset. We also recorded a $4 million equity loss related to our investment in this joint venture during the first quarter of 2006. As of March 31, 2006, our investment in this joint venture and the related company that performed the construction of the railroad was $59 million. In addition, we have a remaining commitment to purchase an additional $5 million subordinated operating note.

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
Barracuda-Caratinga project. The Barracuda and Caratinga vessels are both fully operational. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminate any further risk of liquidated damages being assessed but does not address the bolt arbitration discussed below.
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments of our reasonable costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. On March 9, 2006 Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with the Petrobras claim, based upon the bolts meeting Petrobras’ design specification, and we do not understand the basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. See Note 2 to the condensed consolidated financial statements for more information.
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

Systems
Our business could be materially and adversely affected by problems encountered in the installation of a new SAP financial system to replace some of the current systems for KBR.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 2, 9, 10, and 11 to the condensed consolidated financial statements.

Item 1(a). Risk Factors.
Information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2006.

			Total Number of
			Shares Purchased
			as Part of
			Publicly
	Total Number of	Average Price	Announced
Period	Shares Purchased (a)	Paid per Share	Plans or Programs (b)
January 1-31	50,408	$66.24	-
February 1-28	12,339	$71.09	-
March 1-31	615,151	$68.63	599,300
Total	677,898	$68.50	599,300

(a)
Of the 677,898 shares purchased during the three-month period ended March 31, 2006, 78,598 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

(b)
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first quarter of 2006, we repurchased 599,300 shares of our common stock at a cost of approximately $41 million, or an average price per share of $68.62. There is $959 million remaining under this program for future repurchases.

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

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: April 28, 2006