Form 10-Q
period 2006-06-30
HALLIBURTON CO
filed 2006-07-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes                No      X

As of July 24, 2006, 1,031,152,062 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-27

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28-65

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	67

Item 1(a).	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Submission of Matters to a Vote of Security Holders	67-69

Item 5.	Other Information	69

Item 6.	Exhibits	69

Signatures		70

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars and shares except per share data)	2006	2005	2006	2005
Revenue:
Services	$4,720	$4,318	$9,170	$8,520
Product sales	804	656	1,547	1,213
Equity in earnings (losses) of unconsolidated affiliates, net	21	(1)	12	23
Total revenue	5,545	4,973	10,729	9,756
Operating costs and expenses:
Cost of services	4,080	3,744	7,806	7,486
Cost of sales	654	540	1,267	1,014
General and administrative	100	96	200	197
Gain on sale of business assets, net	(7)	(3)	(17)	(112)
Total operating costs and expenses	4,827	4,377	9,256	8,585
Operating income	718	596	1,473	1,171
Interest expense	(43)	(51)	(90)	(103)
Interest income	38	9	66	21
Foreign currency losses, net	(10)	(7)	(2)	(7)
Other, net	(4)	(3)	(1)	(5)
Income from continuing operations before income taxes
and minority interest	699	544	1,446	1,077
Provision for income taxes	(226)	(150)	(481)	(316)
Minority interest in net (income) loss of subsidiaries	36	(10)	25	(18)
Income from continuing operations	509	384	990	743
Income from discontinued operations, net of tax
provision of $46, $5, $49, and $7	82	8	89	14
Net income	$591	$392	$1,079	$757
Basic income per share:
Income from continuing operations	$0.50	$0.38	$0.97	$0.74
Income from discontinued operations, net	0.08	0.01	0.08	0.01
Net income	$0.58	$0.39	$1.05	$0.75
Diluted income per share:
Income from continuing operations	$0.48	$0.37	$0.93	$0.73
Income from discontinued operations, net	0.07	0.01	0.08	0.01
Net income	$0.55	$0.38	$1.01	$0.74

Cash dividends per share	$0.075	$0.0625	$0.15	$0.125
Basic weighted average common shares outstanding	1,026	1,006	1,025	1,004
Diluted weighted average common shares outstanding	1,070	1,026	1,069	1,024
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Millions of dollars and shares except per share data)	2006	2005
Assets
Current assets:
Cash and equivalents	$3,673	$2,391
Receivables:
Notes and accounts receivable (less allowance for bad debts of $81 and $90)	3,225	3,345
Unbilled work on uncompleted contracts	1,581	1,456
Total receivables	4,806	4,801
Inventories	1,128	953
Current deferred income taxes	582	645
Other current assets	462	522
Total current assets	10,651	9,312
Property, plant, and equipment, net of accumulated depreciation of $3,993 and $3,838	2,774	2,648
Goodwill	774	765
Noncurrent deferred income taxes	476	784
Equity in and advances to related companies	383	382
Other assets	1,116	1,119
Total assets	$16,174	$15,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,817	$1,967
Advanced billings on uncompleted contracts	1,123	661
Accrued employee compensation and benefits	523	648
Current maturities of long-term debt	360	361
Short-term notes payable	6	22
Other current liabilities	934	768
Total current liabilities	4,763	4,427
Long-term debt	2,772	2,813
Employee compensation and benefits	694	718
Other liabilities	524	535
Total liabilities	8,753	8,493
Minority interest in consolidated subsidiaries	93	145
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,059 and 1,054
shares	2,647	2,634
Paid-in capital in excess of par value	1,526	1,501
Deferred compensation	-	(98)
Accumulated other comprehensive income	(224)	(266)
Retained earnings	3,899	2,975
	7,848	6,746
Less 30 and 26 shares of treasury stock, at cost	520	374
Total shareholders’ equity	7,328	6,372
Total liabilities and shareholders’ equity	$16,174	$15,010
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(Millions of dollars)	2006	2005
Cash flows from operating activities:
Net income	$1,079	$757
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	257	252
Provision for deferred income taxes	367	126
Distribution from (advances to) related companies, net of equity in (earnings) losses	(16)	20
Gain on sale of assets	(113)	(112)
Asbestos and silica liability payment related to Chapter 11 filing	-	(2,345)
Collection of asbestos- and silica-related receivables	91	1,028
Other changes:
Receivables and unbilled work on uncompleted contracts	(72)	250
Accounts receivable facilities transactions	-	(6)
Inventories	(164)	(141)
Accounts payable	(163)	(411)
Contributions to pension plans	(142)	(38)
Advanced billings	464	(68)
Other	(1)	25
Total cash flows from operating activities	1,587	(663)
Cash flows from investing activities:
Capital expenditures	(381)	(289)
Sales of property, plant, and equipment	69	59
Dispositions (acquisitions) of business assets, net of cash disposed	283	201
Proceeds from sales of securities	10	-
Sales (purchases) of short-term investments in marketable securities, net	-	891
Other investing activities	(17)	(19)
Total cash flows from investing activities	(36)	843
Cash flows from financing activities:
Proceeds from long-term debt, net of offering costs	30	12
Proceeds from exercises of stock options	117	126
Payments to reacquire common stock	(190)	(9)
Borrowings (repayments) of short-term debt, net	(10)	29
Payments of long-term debt	(66)	(541)
Payments of dividends to shareholders	(155)	(126)
Other financing activities	(5)	(5)
Total cash flows from financing activities	(279)	(514)
Effect of exchange rate changes on cash	10	(8)
Increase (decrease) in cash and equivalents	1,282	(342)
Cash and equivalents at beginning of period	2,391	1,917
Cash and equivalents at end of period	$3,673	$1,575
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$91	$112
Income taxes	$156	$150
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
Certain prior period amounts have been reclassified to be consistent with the current presentation. See Note 4 for further information.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2006, the results of our operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 may not be indicative of results for the full year.
Common share and earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the two-for-one common stock split, in the form of a stock dividend, paid on July 14, 2006 to stockholders of record as of June 23, 2006.
We intend to completely separate KBR, Inc. from Halliburton as expeditiously as possible through a tax-free dividend distribution of KBR, Inc. stock to Halliburton stockholders. The distribution will be preceded by the filing of a Form 10 registration statement with the United States Securities and Exchange Commission (SEC) to register the shares of KBR, Inc. stock under the Securities Exchange Act of 1934. After the distribution, KBR, Inc. will be a separately traded public company.
The distribution of KBR, Inc. stock may be preceded by an initial public offering (IPO) of less than 20% of KBR, depending on market conditions for initial public offerings, valuations for publicly-traded engineering and construction companies, and KBR-specific business conditions and results of operations. In April 2006, KBR, Inc. filed a Registration Statement on Form S-1 with the SEC for an IPO of less than 20% of KBR, Inc. Since the initial filing, however, the market for initial public offerings has become less favorable, which has resulted in many offerings being postponed or withdrawn. In addition, recently announced operating results on KBR’s Escravos project and the outcome of ongoing discussions with our customer on the Escravos project about mitigating future risk could impact the desirability or timing of a KBR, Inc. IPO. We do not intend to delay the complete separation of KBR to wait on favorable conditions for an IPO of KBR, Inc.

Before making the distribution of KBR, Inc. stock, we intend to seek a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its stockholders as a result of a distribution of KBR, Inc. stock, a process that could be completed within approximately nine months. Prior to the IPO or separation occurring, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, transition services agreements, and a tax sharing agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton expects to provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire by their terms, although KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement will provide for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us.
Any sale of KBR, Inc. stock under a Form S-1 would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This quarterly report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” or “Other assets” as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
Millions of dollars	2006	2005
Probable unapproved claims	$186	$175
Probable unapproved claims accrued revenue	183	172
Probable unapproved claims from unconsolidated
related companies	93	92

As of June 30, 2006, the probable unapproved claims, including those from unconsolidated related companies, relate to seven contracts, most of which are complete or substantially complete. See Note 11 for a discussion of United States government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of June 30, 2006 ($150 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of June 30, 2006, we had not accrued any amounts related to the counterclaims in the arbitrations.

At June 30, 2006, $174 million of the amount classified as probable unapproved claims accrued revenue included in the table above is reflected as “Other assets” on the condensed consolidated balance sheets since the contracts will likely not be settled within one year. The remaining $9 million is included in “Unbilled work on uncompleted contracts” since the contracts are expected to be settled within one year. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”
Unapproved change orders
We have contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $251 million at June 30, 2006. Unapproved change orders at December 31, 2005 were $61 million. Our share of change orders from unconsolidated related companies totaled $3 million at June 30, 2006 and $5 million at December 31, 2005.
Included in the $251 million of change orders is $200 million for our consolidated 50% owned gas-to-liquids project in Escravos, Nigeria.  In the second quarter of 2006, we recorded a $148 million charge, before income taxes and minority interest, related to this project. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project is approximately 30% complete as of June 30, 2006. The project has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Further delays have resulted from scope changes and engineering and construction modifications. We are currently discussing with the majority owner of our customer several contract changes to mitigate our construction risk associated with this contract. We have reached a preliminary agreement with our customer and are working on a final agreement to fund the $200 million in change orders. We are continuing discussions regarding additional contract changes related to scheduled completion, site access and security, and other factors to mitigate our future risks on this project.
Barracuda-Caratinga project
Following is the status, as of June 30, 2006, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
-
the Barracuda and Caratinga vessels are both fully operational. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminate any further risk of liquidated damages being assessed but do not address the bolt arbitration discussed below;

-
in the first quarter of 2006, we recorded a loss of $15 million related to additional costs to finalize the project and warranty matters. We have recorded inception-to-date losses on this project of approximately $785 million; and

-	our remaining obligation under the April 2006 agreement is primarily for warranty on the two vessels.
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments of our reasonable costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with the Petrobras claim since the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. As of June 30, 2006, we have not accrued any amounts related to this arbitration.

Note 3. Dispositions
Production Services
In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pretax gain of $123 million in the second quarter of 2006, which is reflected in discontinued operations. As a result of the sale agreement in March 2006, Production Services operations and assets and liabilities were classified as discontinued operations, and all prior periods presented were reclassified as well. At December 31, 2005, Production Services assets were $207 million, of which $140 million were classified as current, and liabilities were $64 million, of which $54 million were classified as current.
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

Note 4. Business Segment Information
We have six business segments: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals.
We refer to the combination of the Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the Energy Services Group and the combination of our Government and Infrastructure and our Energy and Chemicals segments as KBR.
During the second quarter of 2006, we moved slickline services, tubing conveyed perforating, and underbalanced applications from the Production Optimization segment to the Drilling and Formation Evaluation segment, as these services are more closely aligned with the Drilling and Formation Evaluation segment. Prior period balances have been reclassified to reflect this change. In addition, for internal management purposes we have combined our Drilling and Formation Evaluation and Digital and Consulting Solutions divisions, forming three Energy Services Group internal divisions. However, we will continue to disclose four segments for the Energy Services Group.
KBR’s Production Services operations were moved into discontinued operations for reporting purposes in the first quarter of 2006. All prior period amounts have been reclassified to discontinued operations.

The table below presents information on our segments.

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2006	2005	2006	2005
Revenue:
Production Optimization	$1,292	$971	$2,488	$1,805
Fluid Systems	870	699	1,706	1,330
Drilling and Formation Evaluation	774	641	1,499	1,196
Digital and Consulting Solutions	180	160	361	324
Total Energy Services Group	3,116	2,471	6,054	4,655
Government and Infrastructure	1,881	2,035	3,589	4,123
Energy and Chemicals	548	467	1,086	978
Total KBR	2,429	2,502	4,675	5,101
Total revenue	$5,545	$4,973	$10,729	$9,756
Operating income (loss):
Production Optimization	$357	$231	$681	$511
Fluid Systems	193	135	375	248
Drilling and Formation Evaluation	189	140	361	231
Digital and Consulting Solutions	52	16	101	45
Total Energy Services Group	791	522	1,518	1,035
Government and Infrastructure	68	72	88	125
Energy and Chemicals	(109)	39	(67)	80
Total KBR	(41)	111	21	205
General corporate	(32)	(37)	(66)	(69)
Total operating income	$718	$596	$1,473	$1,171

Intersegment revenue was immaterial. Our equity in pretax earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three and six months ended June 30, 2006 included $1.6 billion and $2.9 billion or 28% and 27% of consolidated revenue from the United States Government, which was derived almost entirely by the Government and Infrastructure segment. Revenue from the United States Government during the three and six months ended June 30, 2005 represented 33% and 34% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

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
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The total amount of receivables outstanding under this agreement was approximately $257 million as of June 30, 2005. As of December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

Note 6. Inventories
Inventories are stated at the lower of cost or market. We manufacture in the United States certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $59 million at June 30, 2006 and $42 million at December 31, 2005. If the average cost method had been used, total inventories would have been $24 million higher than reported at June 30, 2006 and $21 million higher than reported at December 31, 2005. Inventories consisted of the following:

Millions of dollars	June 30, 2006	December 31, 2005
Finished products and parts	$801	$715
Raw materials and supplies	236	181
Work in process	91	57
Total	$1,128	$953

Finished products and parts are reported net of obsolescence accruals of $98 million at both June 30, 2006 and December 31, 2005.

Note 7. Restricted and Committed Cash
At June 30, 2006, we had restricted cash of $129 million, which primarily consisted of:
-	$102 million as collateral for potential future insurance claim reimbursements included in “Other assets”; and
-	$23 million related to cash collateral agreements for outstanding letters of credit for various construction projects included in “Other assets.”
At December 31, 2005, we had restricted cash of $123 million in “Other assets,” which primarily consisted of similar items as above.
Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At June 30, 2006 and December 31, 2005, cash and equivalents include approximately $585 million and $223 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 8. Debt
The stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 has changed as a result of the recent stock split and an increase to our quarterly dividend. As of June 30, 2006, the stock conversion rate is 53.15 shares of common stock per $1,000 principal amount of notes with a conversion price of approximately $18.825.

Note 9. Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2006	2005	2006	2005
Net income	$591	$392	$1,079	$757

Cumulative translation adjustments	43	(19)	37	(29)
Realization of (gains) losses included in net income	(19)	-	(16)	3
Net cumulative translation adjustments	24	(19)	21	(26)

Unrealized net gains (losses) on investments
and derivatives	15	2	21	(1)
Realization of gains on investments and derivatives
included in net income	(2)	(3)	-	(13)
Net unrealized gains (losses) on investments
and derivatives	13	(1)	21	(14)

Total comprehensive income	$628	$372	$1,121	$717

Accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
Millions of dollars	2006	2005
Cumulative translation adjustments	$(51)	$(72)
Pension liability adjustments	(184)	(184)
Unrealized gains (losses) on investments and derivatives	11	(10)
Total accumulated other comprehensive income	$(224)	$(266)

Note 10. Asbestos Insurance Recoveries
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
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $91 million related to these receivables were received in the first six months of 2006. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $337 million at June 30, 2006, in several installments through 2010.

The following table presents a rollforward of our asbestos- and silica-related insurance receivables.

Millions of dollars
Insurance for asbestos- and silica-related liabilities:
December 31, 2005 balance (of which $193 was current)	$396
Payments received	(91)
Accretion	9
Insurance for asbestos- and silica-related liabilities - June 30, 2006
balance (of which $120 is current)	$314

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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At June 30, 2006, we had not recorded any liability associated with these indemnifications.

Note 11. United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense (DoD) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.3 billion and $2.4 billion for the three and six months ended June 30, 2006 compared to $1.4 billion and $2.9 billion for the three and six months ended June 30, 2005.

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
Laundry. Prior to the fourth quarter of 2005, we received notice from the DCAA that it recommended withholding $18 million of subcontract costs related to the laundry service for one task order in southern Iraq for which it believed we and our subcontractors have not provided adequate levels of documentation supporting the quantity of the services provided. In the fourth quarter of 2005, the DCAA issued a notice to disallow costs totaling approximately $12 million, releasing $6 million of amounts previously withheld. In the second quarter of 2006, we successfully resolved this matter with the DCAA and received payment of the remaining $12 million.
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. As of June 30, 2006, the DCAA had issued notices to disallow $56 million of the withheld amounts, of which $17 million has been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve this issue.
Dining facilities. In September 2005, Eurest Support Services (Cyprus) International Limited, or ESS, filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
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
We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.
Claims
In addition, we had probable unapproved claims totaling $42 million at June 30, 2006 for the LogCAP contract. These unapproved claims related to this contract are where our costs have exceeded the customer’s funded value of the task order.
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
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of June 30, 2006 are not material.

Note 12. Other Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.
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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
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
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In addition, we could incur costs and expenses for any monitor required by or agreed to with governmental authority to review our continued compliance with FCPA law.
As of June 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.
Bidding practices investigation
In connection with the investigation into payments related to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.
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
As of June 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.
Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the period of approximately May 1998 until approximately May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation related to a change in accounting for revenue on long-term construction projects and related disclosures, which we settled with the SEC in the second quarter of 2004. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003 (the “Moore class action”).
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
In April 2005, the court appointed new co-lead counsel and a new lead plaintiff, directed that they file a third consolidated amended complaint, and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. On March 14, 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to replead those claims to correct deficiencies in their earlier complaint. On April 4, 2006, the plaintiffs filed their fourth amended consolidated complaint. We have filed a motion to dismiss those portions of the complaint that have been replead. The court has scheduled the hearing on that motion for the end of July 2006.
As of June 30, 2006, we had not accrued any amounts related to this matter.

Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades of a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. After certain procedural filings, the case will proceed to trial.
As of June 30, 2006, we had not accrued any amounts related to this matter.
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
As of June 30, 2006, we had not accrued any amounts related to this investigation.
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
Amounts accrued related to this matter as of June 30, 2006 are not material.
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
As of June 30, 2006, we had not accrued any amounts related to these matters.
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
As of June 30, 2006, we had not accrued any amounts related to this matter.
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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $41 million as of June 30, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of June 30, 2006, those 14 sites accounted for approximately $13 million of our total $41 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.1 billion of letters of credit or bank guarantees were outstanding as of June 30, 2006, including $564 million that relate to our joint ventures’ operations. Also included in letters of credit outstanding as of June 30, 2006 were $8 million of performance letters of credit and $56 million of retainage letters of credit related to the Barracuda-Caratinga project. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of June 30, 2006, we had commitments to fund approximately $124 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $7 million of the commitments to be paid during the next year.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $62 million at June 30, 2006 and $70 million at December 31, 2005 (including amounts related to unconsolidated subsidiaries) that we could incur based upon completing the projects as forecasted.

Note 13. Accounting for Stock-Based Compensation
Our 1993 Stock and Incentive Plan, as amended (1993 Plan), provides for the grant of any or all of the following types of stock-based awards:
-	stock options, including incentive stock options and nonqualified stock options;
-	restricted stock awards;
-	restricted stock unit awards;
-	stock appreciation rights; and
-	stock value equivalent awards.
There are currently no stock appreciation rights or stock value equivalent awards outstanding.
Under the terms of the 1993 Plan, 98 million shares of common stock have been reserved for issuance to key employees. The plan specifies that no more than 32 million shares can be awarded as restricted stock. At June 30, 2006, approximately 21 million shares were available for future grants under the 1993 Plan, of which approximately 12 million shares remained available for restricted stock awards. The stock to be offered pursuant to the grant of an award under the 1993 Plan may be authorized but unissued common shares or treasury shares.
In addition to the provisions of the 1993 Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our 2002 Employee Stock Purchase Plan (ESPP).

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for our ESPP is being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards.
Total stock-based compensation expense, net of related tax effects, was $13 million in the second quarter of 2006 and $28 million in the first six months of 2006. Total income tax benefit recognized in net income for stock-based compensation arrangements was $6 million in the second quarter of 2006 and $15 million in the first six months of 2006, compared to $2 million in the second quarter of 2005 and $10 million in the first six months of 2005. Total incremental compensation cost resulting from modifications of previously granted stock-based awards was $2 million and $8 million for the three and six months ended June 30, 2006, compared to $1 million and $13 million for the three and six months ended June 30, 2005. These modifications allowed certain employees to retain their awards after leaving the company.
The following table summarizes the pro forma effect on net income and income per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended	Six Months Ended
Millions of dollars except per share data	June 30, 2005	June 30, 2005
Net income, as reported	$392	$757
Add: Total stock-based compensation expense included
in net income, net of related tax effects	5	19
Less: Total stock-based compensation expense
determined under fair-value-based method for all
awards, net of related tax effects	(13)	(33)
Net income, pro forma	$384	$743

Basic income per share:
As reported	$0.39	$0.75
Pro forma	$0.38	$0.74
Diluted income per share:
As reported	$0.38	$0.74
Pro forma	$0.38	$0.73

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

	Six months ended June 30
	2006	2005
Expected term (in years)	5.24	5.00
Expected volatility	42.20%	51.71 - 52.79%
Expected dividend yield	0.76 - 0.91%	1.05 - 1.16%
Risk-free interest rate	4.30 - 5.03%	3.77 - 4.27%
Weighted average grant-date fair value per share	$14.43	$10.08

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2006, and includes exercised and forfeited shares from our acquired companies’ stock plans.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options	(in millions)	per Share	Term (years)	(in millions)
Outstanding at January 1, 2006	22.4	$16.81
Granted	1.4	34.73
Exercised	(5.2)	17.70
Forfeited/expired	(0.2)	16.47
Outstanding at June 30, 2006	18.4	$17.99	6.05	$353

Exercisable at June 30, 2006	13.3	$15.43	4.99	$289

The total intrinsic value of options exercised was $40 million in the second quarter of 2006 and $104 million in the first six months of 2006, compared to $24 million in the second quarter of 2005 and $50 million in the first six months of 2005. As of June 30, 2006, there was $43 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years.
Cash received from option exercises was $28 million and $117 million during the three and six months ended June 30, 2006, compared to $37 million and $126 million during the three and six months ended June 30, 2005. As a result of our net operating loss position at June 30, 2006, our $36 million tax benefit from exercise of stock options will not be realized until such time as the net operating loss carryforwards are fully utilized.
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
Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 800 restricted shares of common stock as a part of compensation. These awards have a minimum restriction period of six months and the restrictions lapse upon termination of Board service. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restriction lapses. We reserved 200,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued shares or treasury shares. At June 30, 2006, 98,400 shares had been issued to non-employee directors under this plan. There were no awards of restricted stock under the Directors Plan in the first half of 2006 or the first half of 2005.

The following table represents our 1993 Plan and Directors Plan restricted stock awards granted, vested, and forfeited during the first six months of 2006.

		Weighted
	Number of Shares	Average Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2006	7.5	$17.07
Granted	2.0	35.04
Vested	(1.3)	15.76
Forfeited	(0.2)	19.93
Nonvested shares at June 30, 2006	8.0	$21.56

The weighted average grant-date fair value of shares granted during the first six months of 2005 was $22.14. The total fair value of shares vested during the three and six months ended June 30, 2006 was $34 million and $48 million, compared to $13 million and $30 million during the three and six months ended June 30, 2005. As of June 30, 2006, there was $148 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a period of 4.4 years.
2002 Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 24 million shares of common stock have been reserved for issuance. They may be authorized but unissued shares or treasury shares. As of June 30, 2006, 10.6 million shares have been sold through the ESPP.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility is a one-year historical volatility of our stock. The assumptions and resulting fair values of options granted are as follows:

	Six months ended June 30
	2006	2005
Expected term (in years)	0.5	0.5
Expected volatility	35.65%	26.93%
Expected dividend yield	0.75%	1.16%
Risk-free interest rate	4.38%	3.15%
Weighted average grant-date fair value per share	$7.91	$4.15

Note 14. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of shares	2006	2005	2006	2005
Basic weighted average common shares outstanding	1,026	1,006	1,025	1,004
Dilutive effect of:
Stock options	9	10	10	10
Convertible senior notes premium	32	8	31	8
Restricted stock	3	2	3	2
Diluted weighted average common shares outstanding	1,070	1,026	1,069	1,024

All the share numbers included in the tables above have been adjusted to reflect the two-for-one common stock split. See Note 16 for further information.
Excluded from the computation of diluted income per share are options to purchase one million shares of common stock that were outstanding during the three and six months ended June 30, 2006 and five million shares during the three months ended June 30, 2005 and four million shares during the six months ended June 30, 2005. These options were outstanding during these quarters but were excluded because the option exercise price was greater than the average market price of the common shares.

Note 15. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	Three Months Ended June 30
	2006		2005
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$18	$-	$16
Interest cost	3	44	3	43
Expected return on plan assets	(3)	(49)	(3)	(46)
Settlements/curtailments	-	-	-	-
Recognized actuarial loss	1	7	1	4
Net periodic benefit cost	$1	$20	$1	$17

	Six Months Ended June 30
	2006		2005
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$35	$-	$39
Interest cost	5	87	5	86
Expected return on plan assets	(5)	(97)	(5)	(92)
Settlements/curtailments	-	-	-	5
Recognized actuarial loss	3	13	2	9
Net periodic benefit cost	$3	$38	$2	$47

In the first quarter of 2005, we amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and, therefore, during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $158 million to our international pension plans and no more than $4 million to our domestic plans in 2006. As of June 30, 2006, we contributed $142 million of the $158 million to our international pension plans. As part of the $142 million, ESG contributed $43 million, and KBR contributed $94 million to the United Kingdom pension plans in the first six months of 2006. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.

The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2006	2005	2006	2005
Components of net periodic
benefit cost:
Service cost	$1	$-	$1	$-
Interest cost	2	2	4	5
Net periodic benefit cost	$3	$2	$5	$5

Note 16. Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first half of 2006, we repurchased approximately five million shares of our common stock for approximately $178 million, or an average price per share of $35.55.
In May 2006, the stockholders increased the number of authorized shares of common stock to two billion. Also in May 2006, our Board of Directors finalized the terms of a two-for-one common stock split, effected in the form of a stock dividend. As a result, the split was paid in the form of a stock dividend on July 14, 2006 to stockholders of record on June 23, 2006. The effect on the balance sheet was to reduce “Paid-in capital in excess of par value” by $1.3 billion and to increase “Common shares” by $1.3 billion. All prior period common stock and applicable share and per share amounts were retroactively adjusted to reflect the split.

Note 17. Related Companies
During the first quarter of 2006, included in Government and Infrastructure operating income was a $30 million impairment charge and loss recorded on an equity investment in an Australian railroad operation. Of the $30 million, $26 million relates to the impairment charge. We will receive no tax benefit from this charge as this is a capital loss in Australia for which we have no capital gains to offset. We own a 36.7% interest in the joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment on the equity method of accounting. Construction on the railway was completed in late 2003, and operations commenced in early 2004. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s loan covenants in the future. These loans are non-recourse to us. We received revised financial forecasts from the joint venture during the first quarter of 2006. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded an impairment charge during the first quarter of 2006 in our equity investment. As of June 30, 2006, our investment in this joint venture and the related company that performed the construction of the railroad was $60 million. In addition, we have a remaining commitment to purchase an additional $3 million subordinated operating note.

In 2006, we invested in a development company that has an indirect interest in an ammonia plant project (the EBIC project) located in Egypt. We are performing the engineering, procurement, and construction (EPC) work for the project. We consolidate the development company for financial reporting purposes within our Energy and Chemicals segment. The development company owns a 25% ownership interest in Egypt Basic Industries Corporation (EBIC), which in turn owns the ammonia plant. EBIC is considered a variable interest entity. The development company accounts for its investment in EBIC using the equity method of accounting. EBIC is funded through debt and equity. We are not the primary beneficiary of EBIC. As of June 30, 2006, EBIC had total assets of $285 million and total liabilities of $130 million. Our maximum exposure to loss is limited to our equity investments totaling $17 million and our commitment to fund an additional $3 million of stand-by-equity as of June 30, 2006. In June 2006, the lenders of the project construction debt issued a “draw stop” which effectively prevents the project from making additional borrowings until such time as certain security interest in the ammonia plant assets can be perfected. Subsequently, the lenders granted EBIC additional time to perfect the security and approved funding through July. EBIC now has until August 16, 2006 to perfect the lender’s security or find an alternative solution, which would likely increase the cost estimates. Any solution resulting in additional costs could require EBIC to raise additional financing, some of which could be from the current stakeholders. We are continuing work on the project pursuant to the EPC contract. In the event the draw stop is reinstated and not ultimately removed, the project may not have access to sufficient financing to continue which could in turn result in an impairment of our investment.
In April 2006, we invested in a private financing initiative project (the Allenby and Connaught project) to upgrade certain infrastructure accommodations and provide related support services in the United Kingdom over 35 years. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract with the Ministry of Defence in the United Kingdom. We also own a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds. The entities we hold an interest in are considered variable interest entities. We are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of June 30, 2006, the aggregate total assets and total liabilities of the variable interest entities were $2.9 billion each. Our maximum exposure to project company losses as of June 30, 2006 is limited to our equity investments totaling $4 million and our commitment to fund debt totaling approximately $100 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities.

Note 18. New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first half of 2006, the Energy Services Group (ESG) produced revenue of $6.1 billion and operating income of $1.5 billion, reflecting an operating margin of 25.1%. Revenue increased $1.4 billion or 30% over the prior year period, primarily driven by higher activity in North America, the Middle East, the North Sea, and Russia. In the second quarter of 2006, ESG generated record revenue and operating income. In the first half of 2006, operating income increased $483 million or 47% compared to the first half of 2005. Internationally, ESG experienced 23% revenue growth and 45% operating income growth during the first half of 2006 as compared to the first half of 2005. Increased customer drilling and production activity, higher utilization of assets, and continued price increases have allowed us to consistently produce improved revenue and operating income.
For the first six months of 2006, KBR revenue was down $426 million to $4.7 billion with operating income decreasing $184 million to $21 million. The revenue decline was primarily due to decreased military support activities in Iraq.
In July 2006, the United States Army announced it would rebid the LogCAP III contract for logistical support that KBR provided in Iraq. KBR is eligible to bid on the future work, as the Army has determined it wants multiple service providers to perform the work currently provided entirely by us. In the first six months of 2006, Iraq-related work contributed approximately $2.4 billion to consolidated revenue and $74 million to consolidated operating income, resulting in a 3.1% margin before corporate costs and taxes. KBR was awarded $68 million in LogCAP award fees during the first quarter of 2006 as a result of our performance rating. During the almost five-year period we have worked under this contract, we have been awarded 42 “excellent” ratings out of 54 total ratings.
In the second quarter of 2006, we recorded a $148 million charge, before income taxes and minority interest, related to our consolidated 50% owned gas-to-liquids project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project is approximately 30% complete as of June 30, 2006. The project has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Further delays have resulted from scope changes and engineering and construction modifications. We are currently discussing with the majority owner of our customer several contract changes to mitigate our construction risk associated with this contract. We have reached a preliminary agreement with our customer and are working on a final agreement to fund the $200 million in change orders. We are continuing discussions regarding additional contract changes related to scheduled completion, site access and security, and other factors to mitigate our future risks on this project.
In May 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pretax gain of $123 million in the second quarter of 2006. As a result of the sale agreement in March 2006, Production Services operations and assets and liabilities were classified as discontinued operations, and all prior periods presented were reclassified as well.
We intend to completely separate KBR, Inc. from Halliburton as expeditiously as possible through a tax-free dividend distribution of KBR, Inc. stock to Halliburton stockholders. The distribution will be preceded by the filing of a Form 10 registration statement with the United States Securities and Exchange Commission (SEC) to register the shares of KBR, Inc. stock under the Securities Exchange Act of 1934. After the distribution, KBR, Inc. will be a separately traded public company.
The distribution of KBR, Inc. stock may be preceded by an initial public offering (IPO) of less than 20% of KBR, depending on market conditions for initial public offerings, valuations for publicly-traded engineering and construction companies, and KBR-specific business conditions and results of operations. In April 2006, KBR, Inc. filed a Registration Statement on Form S-1 with the SEC for an IPO of less than 20% of KBR, Inc.  Since the initial filing, however, the market for initial public offerings has become less favorable, which has resulted in many offerings being postponed or withdrawn. In addition, recently announced operating results on KBR’s Escravos project and the outcome of ongoing discussions with our customer on the Escravos project about mitigating future risk could impact the desirability or timing of a KBR, Inc. IPO. We do not intend to delay the complete separation of KBR to wait on favorable conditions for an IPO of KBR, Inc.

Before making the distribution of KBR, Inc. stock, we intend to seek a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its stockholders as a result of a distribution of KBR stock, a process that could be completed within approximately nine months. Prior to the IPO or separation occurring, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, transition services agreements, and a tax sharing agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton expects to provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities. The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire by their terms, although KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement will provide for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us.
Any sale of KBR, Inc. stock under a Form S-1 would be registered under the Securities Act of 1933, and such shares of common stock would only be offered and sold by means of a prospectus. This quarterly report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, and there will not be any sale of any such securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.
In the first quarter of 2006, KBR recorded a $26 million impairment charge and $4 million in losses related to our investment in a railway joint venture in Australia. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s financial loan covenants in the future. We received revised financial forecasts from the joint venture during the first quarter. As compared to prior forecasts, these forecasts took into account decreases in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded an impairment charge during the first quarter.
In April 2006, KBR, Petrobras, and the project lenders agreed to technical and operational acceptance of the completed Barracuda and Caratinga production vessels. This agreement will not affect the bolt arbitration.
In March 2006, Petrobras submitted to arbitration a $220 million claim related to the Barracuda-Caratinga project. The submission claimed that certain subsea flowline bolts failed and that the replacement of these bolts was our responsibility. We disagree with the Petrobras claim since the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We have examined possible solutions to the problem and determined the cost would not exceed $140 million. We are defending ourselves in the arbitration process and will pursue recovery of our costs associated with this defense.
In May 2006, our Board of Directors approved a dividend for the second quarter of 2006 to shareholders of record at the close of business on June 1, 2006 of $0.075 per share, payable on June 22, 2006. The Board of Directors also finalized the terms of a two-for-one common stock split, following the shareholder approval at the 2006 annual shareholders meeting of a proposal to increase the number of authorized shares of common stock from one billion shares to two billion shares. On July 14, 2006, each shareholder of record as of June 23, 2006, received one additional share for each outstanding share held. All periods presented have been adjusted to reflect the stock common split.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. For the three and six months ended June 30, 2006, we repurchased approximately 3.8 million and 5 million shares of our common stock at an average price of $35.94 and $35.55, respectively. The total cost of repurchasing the 5 million shares was approximately $178 million.
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and began expensing the cost of our employee stock option awards and our employee stock purchase plan. These costs totaled approximately $20 million in the first six months of 2006 and are in addition to $15 million in costs we have historically expensed related to other equity compensation and $8 million of incremental compensation cost related to modifications of previously granted stock-based awards retained when certain employees left the company. All expense related to stock compensation awards was charged to the segments to which each affected employee is assigned.

The outlook for our business remains favorable. Stronger than historical commodity prices, a lack of oil in storage compared to other periods when prices have been historically high, and continuing strong cash flow are driving increased spending plans for our exploration and production customers. We believe oil and gas prices will fluctuate in the future. United States natural gas prices have declined during the first six months of 2006 driven by record storage levels and are predicted to continue to be volatile during the second half of 2006. If this trend continues, it could have a negative impact on North American operations. We expect the energy services sector in regions outside North America to grow. Therefore, we are investing resources in Russia, Libya, Angola, the North Sea, and Saudi Arabia. These investments are consistent with our initiative to increase our Eastern Hemisphere growth.
For the remainder of 2006, we will continue to focus on:
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
-
capitalizing on the liquefied natural gas (LNG) and gas-to-liquids (GTL) markets. Forecasted LNG market growth remains strong and is expected to grow further. Significant numbers of new LNG liquefaction plant and LNG receiving terminal projects are proposed worldwide and are in various stages of development. We are currently in the bidding process for several LNG and GTL projects, and expect to receive decisions on those in the next few quarters;

-
diversifying the services of our Government and Infrastructure segment. With the expected rebid of the LogCAP contract, we are focused on diversifying the Government and Infrastructure project portfolio. We continue to expand our work for the United States Navy under the CONCAP construction contingency contract and are positioned for future contingency work for the United States Air Force under the AFCAP contract. In addition, we have strengthened our position with the United Kingdom Ministry of Defence, as we were awarded in April 2006, along with our joint venture partner, the $13.9 billion 35-year Allenby and Connaught project, and

-	maintaining our ESG growth initiative both domestically and internationally through capital expenditures of approximately $850 million during 2006 and between $1.0 and $1.2 billion in 2007.
Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

Foreign Corrupt Practices Act investigations
The United States Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The United States Department of Justice (DOJ), is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.

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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

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
Potential consequences of a criminal indictment arising out of any of these investigations could include suspension by the United States Department of Defense (DoD) or another federal, state, or local government agency of KBR and its affiliates from their ability to contract with United States, state or local governments, or government agencies. If a criminal or civil violation were found, KBR and its affiliates could be debarred from future contracts or new orders under current contracts to provide services to any such parties. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In addition, we could incur costs and expenses for any monitor required by or agreed to with governmental authority to review our continued compliance with FCPA law.
As of June 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

Bidding practices investigation
In connection with the investigation into payments related to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.
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
As of June 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2006 with cash and equivalents of $3.7 billion compared to $2.4 billion at December 31, 2005.
Significant sources of cash
Cash flows from operations contributed $1.6 billion to cash in the first six months of 2006. In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $495 million at December 31, 2005 to $404 million at June 30, 2006.
We received approximately $91 million in asbestos- and silica-related insurance proceeds in the first six months of 2006 and expect to receive additional amounts as follows:

Millions of dollars
July 1 through December 31, 2006	$76
2007	68
2008	46
2009	131
2010	16
Total	$337

During the first quarter of 2005, we sold $891 million in investments in marketable securities and received approximately $200 million from the sale of our 50% interest in Subsea 7, Inc.
Further available sources of cash. In the first quarter of 2005, we entered into an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. The credit facility has a letter of credit issued under it with a balance of $49 million as of June 30, 2006. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of June 30, 2006.
KBR entered into an unsecured $850 million five-year revolving credit facility in the fourth quarter of 2005. Letters of credit that totaled $33 million were subsequently issued under the KBR revolving credit facility, thus reducing the availability under the credit facility to approximately $817 million at June 30, 2006. There were no cash drawings under the unsecured $850 million revolving credit facility as of June 30, 2006.
Significant uses of cash
Capital expenditures of $381 million in the first six months of 2006 were 32% higher than in the first six months of 2005. Capital spending in the first six months of 2006 was primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the first six months of 2006, we repurchased approximately five million shares of our common stock at a cost of approximately $178 million, or an average price per share of $35.55. The Board of Directors also approved a dividend for the second quarter of 2006 to shareholders of record at the close of business on June 1, 2006 of $0.075 per share, payable on June 22, 2006. We paid $155 million in dividends to our shareholders in the first six months of 2006. We repurchased $41 million of debt at a total cost of $49 million in the first six months of 2006.
In the first six months of 2006, we contributed a total of $142 million to our international pension plans, which included ESG contributing $43 million, and KBR contributing $94 million to the United Kingdom pension plans. We expect the total amount contributed in 2006 for all pension plans to be approximately $162 million.
We also continued to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil. During the first six months of 2006, we funded approximately $34 million, net of revenue received.
Future uses of cash. Capital spending for 2006 is expected to be approximately $850 million and approximately $1.0 to $1.2 billion for 2007. The capital expenditures budget for 2006 includes a steady level of activities related to our DML shipyard and increased spending in the Energy Services Group to accommodate higher activity levels.

In future periods, we expect to make $1.0 billion to $2.0 billion annually in acquisitions in order to add to our oilfield products and technologies.
As of June 30, 2006, we had commitments to fund approximately $124 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $7 million of the commitments to be paid during the remainder of 2006.
In the third quarter of 2006, our $275 million medium-term notes will mature. At June 30, 2006, these notes were included in “Current maturities of long-term debt” in the condensed consolidated balance sheet.
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
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The total amount of receivables outstanding under this agreement was approximately $257 million as of June 30, 2005. As of December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.1 billion of letters of credit or bank guarantees were outstanding as of June 30, 2006, including $564 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of June 30, 2006 were $8 million of performance letters of credit and $56 million of retainage letters of credit related to the Barracuda-Caratinga project. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. Our current ratings are BBB+ on Standard & Poor’s and Baa1 on Moody’s Investors Service. In the second quarter of 2006, Standard & Poor’s revised its long-term senior unsecured debt rating from BBB to BBB+ with a “stable” outlook due to the significant improvement in ESG operating performance and the considerable reduction in debt over the past year. In the fourth quarter of 2005, Moody’s revised its long-term senior unsecured debt rating from Baa2 to Baa1 with a “stable” outlook. In the first quarter of 2005, Standard & Poor’s revised its credit watch listing for us from “developing” to “stable” and its short-term credit and commercial paper rating from A-3 to A-2. Our Moody’s Investors Service short-term credit and commercial paper rating is P-2.
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain interest coverage and leverage ratios. We are also required to maintain a minimum debt-to-capitalization ratio under our $1.2 billion revolving credit facility. At June 30, 2006, we were in compliance with these requirements.
In addition, the unsecured $850 million five-year revolving credit facility entered into by KBR contains covenants including a limitation on the amount KBR can invest in unconsolidated subsidiaries. KBR must also maintain financial ratios including a debt-to-capitalization ratio, a leverage ratio, and a fixed charge coverage ratio. At June 30, 2006, KBR was in compliance with these requirements.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We currently operate in about 100 countries throughout the world. We provide a comprehensive range of discrete and integrated services and products to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies and governments around the world. The services and products provided to major, national, and independent oil and gas companies are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas through refining, processing, and marketing. We have six business segments: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Government and Infrastructure, and Energy and Chemicals. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as ESG, and the combination of Government and Infrastructure and Energy and Chemicals as KBR.
The industries we serve are highly competitive with many substantial competitors for each segment. In the first six months of 2006, based upon the location of the services provided and products sold, 33% of our consolidated revenue was from the United States, and 19% of our consolidated revenue was from Iraq, primarily related to work for the United States Government. In the first six months of 2005, 29% of our consolidated revenue was from Iraq, and 26% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and gas prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	June 30		December 31
Average Oil Prices (dollars per barrel)	2006	2005	2005
West Texas Intermediate	$70.52	$52.86	$56.30
United Kingdom Brent	69.58	51.58	54.45

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$6.59	$6.95	$8.79

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Land vs. Offshore	2006	2005	2006	2005
United States:
Land	1,536	1,243	1,487	1,211
Offshore	97	93	89	97
Total	1,633	1,336	1,576	1,308
Canada:
Land	279	238	471	378
Offshore	3	3	3	3
Total	282	241	474	381
International (excluding Canada):
Land	643	590	636	584
Offshore	270	269	269	253
Total	913	859	905	837
Worldwide total	2,828	2,436	2,955	2,526
Land total	2,458	2,071	2,594	2,173
Offshore total	370	365	361	353

	Three Months Ended		Six Months Ended
	June 30		June 30
Oil vs. Gas	2006	2005	2006	2005
United States:
Oil	268	156	250	171
Gas	1,365	1,180	1,326	1,137
Total	1,633	1,336	1,576	1,308
Canada:
Oil	65	61	95	77
Gas	217	180	379	304
Total	282	241	474	381
International (excluding Canada):
Oil	698	658	694	635
Gas	215	201	211	202
Total	913	859	905	837
Worldwide total	2,828	2,436	2,955	2,526

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
Oil prices for both Brent and WTI crude continued to trend upward in the second quarter of 2006, averaging approximately $70 per barrel. In July 2006, oil prices continued to rise to record levels. Oil prices continue to remain high due to a combination of the following factors:

-	growth in worldwide petroleum demand remains robust, despite high oil prices;
-	projected growth in non-Organization of Petroleum Exporting Countries supplies is not expected to accommodate worldwide demand growth;
-	worldwide spare crude oil production capacity continues to remain low;
-
downstream sectors, such as refining and shipping, are expected to keep the level of uncertainty in world oil markets high as there is limited refining capacity available, particularly in the United States; and

-	fear of possible supply disruptions from Organization of Petroleum Exporting Countries Iran, Iraq, Nigeria, and Venezuela due to political or social circumstances.
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
During the first half of 2006, the price increases we implemented during the fourth quarter of 2005 increased revenue and operating income across all segments. Additionally, an average price book increase of 5% for software products in our Digital and Consulting Solutions segment was implemented in January 2006. We are now focused on continuing to implement the recent price book increases when our customers’ contracts renew and on working down customer discounts. From April 2006 to July 2006, we implemented several United States price book increases ranging from 5% to 12%, led by our pressure pumping services. We will continue to evaluate future United States price book increases.
Overall outlook. The outlook for world oil demand continues to remain strong, with China and North America accounting for approximately 38% of the expected demand growth in 2006. The Chinese rate of demand growth rebounded in the second quarter of 2006, and oil demand growth is continuing in other populous countries, including India. Excess oil production capacity is expected to remain constrained and that, along with strong demand, is expected to keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The International Energy Agency continues to forecast world petroleum demand growth in 2006 to increase 2% over 2005. Our customers have indicated they intend to continue their increased spending patterns throughout 2006. The increasing duration of contracts being signed for drilling rigs indicates that the strong market in the oil service sector is likely to continue.
On a geographic basis, our business is well-positioned in North America, where our revenue grew over $28 million since the first quarter of 2006. One of our fastest growing operations in this region is production enhancement, where we help our customers optimize their wells’ production rates by providing stimulation services. Among the other opportunities we expect is the growth of deepwater drilling. Although overall rigs in the Gulf of Mexico are expected to decrease in 2006, demand to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are positioned to meet increasing customer demand. As a result, our revenue from the Gulf of Mexico was up 19% year-over-year, which contributed to a 67% increase in operating income in the Gulf of Mexico. Despite the significant reduction in rig activity during the spring break-up season, our revenue from Canada compared to the first half of 2005 was up 38%, driven primarily by the Production Optimization segment.
During the first half of 2006, we increased our international revenue by 23% or $622 million compared to the first half of 2005.
In the Middle East/Asia region, Saudi Arabia experienced 57% revenue growth compared to the first half of 2005, due to increased activity, led by the Drilling and Formation Evaluation segment. A tool repair center was opened in Jebel Ali in the United Arab Emirates to help increase tool utilization by decreasing repair times in the Middle East and returning damaged tools back into service. In July 2006, we signed an agreement to provide the oilfield services component for the Saudi Aramco Al Khurais mega project. In the Asia Pacific area, China and Australia led revenue growth compared to the first half of last year, with Brunei and Sakhalin demonstrating large percentage revenue growth.

In our Europe/Africa/CIS region, North Sea activity has continued to grow with Norway, the United Kingdom, and the Netherlands accounting for almost $62 million of revenue growth compared to the first half of 2005 led by the Production Optimization segment. In the second quarter of 2006, we signed a $193 million contract for cementing services, pumping, and drilling and completion fluids in Norway. Also in the second quarter, we signed an estimated $100 million contract to provide completion products and services for oil and gas operations in the United Kingdom, the Netherlands, Norway, and Ireland. In July 2006, we signed a $150 million contract to provide integrated drilling and well services in Norway. Russia experienced strong revenue and operating income growth compared to a slow first quarter due to extreme winter weather conditions. Activity in Africa has been volatile, but has experienced overall revenue growth of $92 million, representing a 21% increase compared to the first half of 2005. Fluid Systems growth in both Nigeria and Angola, coupled with Production Optimization growth across the region, accounted for the largest part of the revenue growth. We are continuing to deploy additional logging and cementing equipment and personnel into Libya where we expect to see growth later this year.
In Latin America, we experienced 9% revenue growth during the first six months of 2006 compared to the first six months of 2005, despite a decrease in revenue from Mexico. This came from growth in excess of 40% from both Colombia and Ecuador, both aided by the Fluid Systems contract start-ups that began in 2005, as well as double digit growth in Brazil, Argentina, and Venezuela. The revenue decline in Mexico resulted from lower activity on the turnkey drilling project, which began in 2004 and was completed in July of 2006.
As drilling activity remains strong, demand for Sperry Drilling Services is high in most regions of the world. As these services have high margins associated with them, we have made the decision to increase our capital spending in this area, especially for international markets.
Finally, technology is an important aspect of our business, and we continue to focus on the development, introduction, and application of new technologies. We expect our 2006 investment in new technology to increase compared to our 2005 investment of $220 million in research and development costs.
KBR
KBR provides a wide range of services to energy, chemical, and industrial customers and government entities worldwide. KBR’s customer base includes leading national and international oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, and domestic and foreign government entities. KBR projects are generally longer-term in nature than our ESG work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities, such as local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for KBR’s services depends primarily on its customers’ capital expenditures for construction and defense services. KBR is currently benefiting from increased capital expenditures by our petroleum and petrochemical customers driven by high crude oil and natural gas prices and general global economic expansion. Additionally, the heightened focus on global security and major military force realignments, as well as, a global expansion in government outsourcing have all contributed to increased demand for KBR’s services.
Our Government and Infrastructure segment provides support services to military and civilian branches of governments throughout the world. The Government and Infrastructure segment's most significant contract is the worldwide United States Army logistics contract, known as LogCAP. We were awarded the competitively bid LogCAP III contract in December 2001 from the Army Materiel Command (AMC) to provide worldwide United States Army logistics services. The contract is a one-year contract with nine one-year renewal options. We are currently in year five of the contract.

During the second quarter of 2005, a large task order was assigned for the next phase of work under the LogCAP III contract in Iraq and replaces several task orders that are nearing completion. Our government services revenue related to Iraq under our LogCAP III and other contracts totaled approximately $2.4 billion in the six months ended June 30, 2006, $5.4 billion in 2005, and $7.1 billion in 2004. We expect the volume of work under our LogCAP III contract to continue to decline in 2006 as our customer scales back the amount of services we provide under this contract. The DoD has also announced that it will solicit competitive bids for a new multiple provider LogCAP IV contract to replace the current LogCAP III contract, under which we are the sole provider. A decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse affect on our business, results of operations, and cash flow. Work related to the United States Navy under the CONCAP construction contingency contract was also lower during the quarter as hurricane reconstruction neared completion. In order to diversify our government services portfolio, we continue to expand our work for the United States Air Force under the AFCAP contract and for the United Kingdom Ministry of Defence. In addition, KBR was recently awarded the competitively bid Indefinite Delivery/Indefinite Quantity contract to support the Department of Homeland Security’s United States Immigration and Customs Enforcement facilities in the event of an emergency. This contract has a five-year term, consisting of a one-year base period and four one-year options.
In the first quarter of 2006, a $13.9 billion private finance initiative contract was signed with the United Kingdom Ministry of Defence for the Allenby and Connaught project.  This project will be operated by a joint venture in which we have a 45% ownership interest. The project is for 35 years and consists of a nine-year construction project to upgrade the British Army’s garrisons at Aldershot and the Salisbury Plain in the United Kingdom. The contract also includes provisions for additional services to be performed over the 35-year period, including catering, transportation, office services and maintenance services.
In the civil infrastructure sector, we believe there has been a general trend of historic under-investment. In particular, infrastructure related to the quality of water, wastewater, roads and transportation, airports, and educational facilities has declined while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services and for our privately financed project activities as our knowledge of financing structures make us an attractive partner for state and local governments undertaking important infrastructure projects.
Our Energy and Chemicals segment develops energy and chemical projects throughout the world, including LNG and GTL gas monetization facilities, refineries, petrochemical plants, offshore oil and gas production platforms, and synthesis gas facilities. The major focus is on our gas monetization work. For the global market, forecasted LNG growth remains strong and is expected to grow rapidly. Significant numbers of new LNG liquefaction plants and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction (EPC) projects will yield substantial growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007 and beyond.
At June 30, 2006, we had $3.5 billion in backlog related to major gas monetization projects.
In the first quarter of 2006, we signed a $400 million contract for the construction of the EBIC ammonia project in Egypt. This contract is a turnkey engineering, procurement, construction, commissioning, and testing contract to design and construct an ammonia plant. In July 2006, we signed a lump-sum services contract for engineering, procurement, and construction management of a 1.35 million ton-per-year ethylene plant to be built in Saudi Arabia.
In March 2006, we signed an agreement to sell KBR’s Production Services group, which was part of our Energy and Chemicals segment. In the second quarter of 2006, we completed the sale of KBR’s Production Services group. Under the terms of the agreement, we received net proceeds of $265 million resulting in a pretax gain of approximately $123 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations for all periods presented.
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
We are continuing with our strategy to move away from offshore fixed-price engineering, procurement, installation, and commissioning (EPIC) contracts within our Energy and Chemicals segment. We have only two remaining major fixed-price EPIC offshore projects. As of June 30, 2006, they were substantially complete.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

	Three Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$1,292	$971	$321	33%
Fluid Systems	870	699	171	24
Drilling and Formation Evaluation	774	641	133	21
Digital and Consulting Solutions	180	160	20	13
Total Energy Services Group	3,116	2,471	645	26
Government and Infrastructure	1,881	2,035	(154)	(8)
Energy and Chemicals	548	467	81	17
Total KBR	2,429	2,502	(73)	(3)
Total revenue	$5,545	$4,973	$572	12%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$771	$545	$226	41%
Latin America	95	85	10	12
Europe/Africa/CIS	250	199	51	26
Middle East/Asia	176	142	34	24
Subtotal	1,292	971	321	33
Fluid Systems:
North America	450	346	104	30
Latin America	100	97	3	3
Europe/Africa/CIS	201	162	39	24
Middle East/Asia	119	94	25	27
Subtotal	870	699	171	24
Drilling and Formation Evaluation:
North America	260	203	57	28
Latin America	114	102	12	12
Europe/Africa/CIS	179	167	12	7
Middle East/Asia	221	169	52	31
Subtotal	774	641	133	21
Digital and Consulting Solutions:
North America	60	43	17	40
Latin America	46	49	(3)	(6)
Europe/Africa/CIS	44	37	7	19
Middle East/Asia	30	31	(1)	(3)
Subtotal	180	160	20	13
Total Energy Services Group revenue
by region:
North America	1,541	1,137	404	36
Latin America	355	333	22	7
Europe/Africa/CIS	674	565	109	19
Middle East/Asia	546	436	110	25
Total Energy Services Group revenue	$3,116	$2,471	$645	26%

	Three Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$357	$231	$126	55%
Fluid Systems	193	135	58	43
Drilling and Formation Evaluation	189	140	49	35
Digital and Consulting Solutions	52	16	36	225
Total Energy Services Group	791	522	269	52
Government and Infrastructure	68	72	(4)	(6)
Energy and Chemicals	(109)	39	(148)	NM
Total KBR	(41)	111	(152)	NM
General corporate	(32)	(37)	5	14
Total operating income	$718	$596	$122	20%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$252	$155	$97	63%
Latin America	19	14	5	36
Europe/Africa/CIS	41	31	10	32
Middle East/Asia	45	31	14	45
Subtotal	357	231	126	55
Fluid Systems:
North America	120	82	38	46
Latin America	18	15	3	20
Europe/Africa/CIS	33	25	8	32
Middle East/Asia	22	13	9	69
Subtotal	193	135	58	43
Drilling and Formation Evaluation:
North America	70	45	25	56
Latin America	20	14	6	43
Europe/Africa/CIS	40	41	(1)	(2)
Middle East/Asia	59	40	19	48
Subtotal	189	140	49	35
Digital and Consulting Solutions:
North America	28	7	21	300
Latin America	8	(4)	12	NM
Europe/Africa/CIS	11	8	3	38
Middle East/Asia	5	5	-	-
Subtotal	52	16	36	225
Total Energy Services Group
operating income by region:
North America	470	289	181	63
Latin America	65	39	26	67
Europe/Africa/CIS	125	105	20	19
Middle East/Asia	131	89	42	47
Total Energy Services Group
operating income	$791	$522	$269	52%
NM      -  Not Meaningful
Note 1 -  All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production Optimization into the Drilling and Formation Evaluation segment.

The increase in consolidated revenue in the second quarter of 2006 compared to the second quarter of 2005 was attributable to increased revenue from our Energy Services Group, predominantly resulting from increased activity, higher utilization of our equipment, and our ability to raise prices due to higher exploration and production spending by our customers. This was partially offset by reduced activity in our government services projects, primarily in the Middle East. International revenue was 68% of consolidated revenue in the second quarter of 2006 and 73% of consolidated revenue in the second quarter of 2005, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $1.6 billion or 28% of consolidated revenue in the second quarter of 2006 compared to $1.6 billion or 33% of consolidated revenue in the second quarter of 2005.
The increase in consolidated operating income was due to stronger performance in our Energy Services Group resulting from improved demand due to increased rig activity and improved pricing and asset utilization. KBR’s operating income declined primarily due to a $148 million loss recorded on the Escravos, Nigeria GTL project.
In the second quarter of 2006, Iraq-related work contributed approximately $1.3 billion to consolidated revenue and $47 million to consolidated operating income, a 3.7% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the second quarter of 2005 was driven by production enhancement services revenue, which increased 38%. The improvement spanned all geographic regions and resulted primarily from higher demand for onshore and offshore stimulation services and increased equipment utilization in North America, new contracts in Russia, and pipeline projects and additional sales and services in the North Sea. Revenue from completion tools increased 17% due to higher demand for completions and service tool products in the United States and contract start-ups and increased sales of drill stem test and sand control tool projects in Africa and Asia Pacific. International revenue was 43% of total segment revenue in the second quarter of 2006 compared to 47% in the second quarter of 2005.
The increase in operating income for the segment compared to the second quarter of 2005 was led by production enhancement services operating income, which grew 65%. The improvement spanned all regions, particularly driven by strong demand for stimulation services offshore, increased utilization of crews and assets on higher activity, and improved pricing in the United States. Completion tools operating income increased 23% due to higher sales in the United States, Asia Pacific, and Africa.
Fluid Systems revenue improvement in the second quarter of 2006 compared to the second quarter of 2005 resulted from a 26% increase in revenue from sales of cementing services, primarily due to improved activity and pricing in the United States and new contracts, higher equipment sales, and improved pricing in Asia Pacific. Cementing also benefited from increased activity in Russia and the North Sea. Completion of contracts since the second quarter of 2005 and recent project delays in Mexico adversely impacted the cementing services revenue comparison. Baroid Fluid Services contributed 23% growth in revenue, spanning all regions, largely due to improved activity and pricing in North America and west Africa and increased sales in Russia, partially offset by decreased activity in Indonesia and Mexico. International revenue was 51% of total segment revenue in the second quarter of 2006 compared to 54% in the second quarter of 2005.
The segment operating income improvement compared to the second quarter of 2005 was led by a 43% increase from cementing services, due to higher drilling activity and improved pricing in the United States and improved sales and service activity in Russia, the North Sea, and Asia Pacific. These results were partially offset by lower offshore activity in Mexico. Baroid Fluid Services operating income grew 44% on strong drilling activity and pricing improvements in the United States and higher activity in Latin America and Russia. Partially offsetting these results was lower activity in the North Sea.
Drilling and Formation Evaluation revenue growth for the second quarter of 2006 compared to the second quarter of 2005 came from all regions, with all product service lines benefiting from increased drilling activity in the United States. Drilling services contributed a 19% increase, with 59% growth in the Gulf of Mexico and 51% growth in Asia Pacific driven by new contracts, higher rig activity, and sales of tools. Logging services revenue increased 21%, additionally benefiting from deployment of tools to high demand areas of the Middle East and increased activity in the United States and Asia Pacific, partially offset by activity decline in the North Sea. Drill bits revenue increased 30%, largely derived from the United States, the Middle East, Canada, and Australia due to heightened drilling activity. International revenue was 70% of total segment revenue in the second quarter of 2006 compared to 72% in the second quarter of 2005.

The increase in segment operating income was led by a 28% improvement in drilling services results, which benefited from increased directional drilling activity in the United States, Australia, and the North Sea. These results were partially offset by completion of contracts in Africa and lower margin work in the Middle East. Logging services operating income increased 42% due to improved pricing and increased activity in the United States, Latin America, Saudi Arabia, and Asia Pacific. Drill bit sales operating income grew 39% over the prior year second quarter, reflecting increased drilling activity in Canada and higher sales of coring services in Australia and the Middle East.
Digital and Consulting Solutions revenue improvement for the second quarter of 2006 compared to the second quarter of 2005 was led by a 21% increase in Landmark, primarily reflecting higher software sales and consulting and customer support services in all four regions. Segment revenue growth was partially offset by two fixed-price integrated solutions projects in southern Mexico nearing completion. International revenue was 69% of total segment revenue in the second quarter of 2006 compared to 75% in the second quarter of 2005.
The segment operating income improvement primarily reflects a 55% increase in Landmark results due to improved sales of software and consulting and customer support services, primarily in the United States, Latin America, and northern Africa. Second quarter of 2005 results included a $15 million loss on the integrated solutions projects in southern Mexico.
Government and Infrastructure revenue for the second quarter of 2006 totaled $1.9 billion, a $154 million decrease compared to the second quarter of 2005. Revenue from Iraq-related work decreased $155 million primarily due to lower activities on the LogCAP contract. Also contributing to the decrease was lower revenue earned by the DML shipyard and other government support services projects, partially offset by remaining activities related to the hurricane relief effort in the United States. In addition, we received revenue from our newly awarded Allenby and Connaught project in the United Kingdom.
Segment operating income for the second quarter of 2006 decreased $4 million compared to the second quarter of 2005. Results in the second quarter of 2006 were positively impacted by a $6 million gain on sale of part of our interest in a United Kingdom government project. In addition, operating income was positively impacted by better performance from our DML operations and various other projects. These increases were offset by a $17 million loss on an equity investment joint venture road project in the United Kingdom and lower operating margins on various other projects.
Energy and Chemicals revenue for the second quarter of 2006 totaled $548 million, an $81 million increase compared to the second quarter of 2005. Increased revenue from a GTL project in Nigeria and recently awarded projects including a GTL project in Qatar, an LNG project in Yemen, joint venture activities in Mexico, and a new ammonia plant construction project in Egypt contributed $165 million. In addition, an oil and gas project in Africa and a refining fabrication project in Canada contributed a combined $26 million to the second quarter revenue comparison. These increases were partially offset by lower revenue on a crude oil facility in Canada and on an offshore engineering and project management contract in Angola, totaling $85 million. In addition, revenue from a substantially complete LNG project and an offshore engineering and design project in Nigeria decreased by an aggregate $24 million.
Segment operating income declined $148 million in the second quarter of 2006 compared to the second quarter of 2005, primarily reflecting a $148 million charge on the Escravos, Nigeria GTL project. The charge related to schedule delays and cost increases arising from site issues and scope changes encountered on the project.
General corporate expenses were $32 million in the second quarter of 2006 compared to $37 million in the second quarter of 2005. The decrease largely reflects a $7 million legal settlement in the second quarter of 2005.

NONOPERATING ITEMS

Interest expense decreased $8 million in the second quarter of 2006 compared to the second quarter of 2005, primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes and the repayment in October 2005 of $300 million of our floating rate senior notes.
Interest income increased $29 million in the second quarter of 2006 compared to the second quarter of 2005 due to higher interest rate driven earnings on higher cash balances.

Foreign currency losses, net increased $3 million from $7 million in net losses in the second quarter of 2005. The increase was primarily due to the impact of United States dollar proceeds from the sale of Production Services that were received by our United Kingdom-based subsidiary, which uses British sterling as its functional currency.
Provision for income taxes from continuing operations in the second quarter of 2006 of $226 million resulted in an effective tax rate of 32% compared to an effective tax rate of 28% in the second quarter of 2005. The lower rate for 2005 was primarily attributable to the release of a portion of the valuation allowance from our United States net operating loss carryforward.
Minority interest in net (income) loss of subsidiaries increased $46 million compared to the second quarter of 2005 primarily due to the loss from the consolidated 50%-owned gas-to-liquids project in Escravos, Nigeria.
Income from discontinued operations, net of tax provision in the second quarter of 2006 primarily consisted of a $123 million pretax gain on the sale of KBR’s Production Services group and $5 million of pretax income related to Production Services operations. Income from discontinued operations in the second quarter of 2005 primarily consisted of $10 million of pretax income related to Production Services operations.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

	Six Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$2,488	$1,805	$683	38%
Fluid Systems	1,706	1,330	376	28
Drilling and Formation Evaluation	1,499	1,196	303	25
Digital and Consulting Solutions	361	324	37	11
Total Energy Services Group	6,054	4,655	1,399	30
Government and Infrastructure	3,589	4,123	(534)	(13)
Energy and Chemicals	1,086	978	108	11
Total KBR	4,675	5,101	(426)	(8)
Total revenue	$10,729	$9,756	$973	10%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$1,505	$1,032	$473	46%
Latin America	189	172	17	10
Europe/Africa/CIS	465	354	111	31
Middle East/Asia	329	247	82	33
Subtotal	2,488	1,805	683	38
Fluid Systems:
North America	897	666	231	35
Latin America	194	185	9	5
Europe/Africa/CIS	384	300	84	28
Middle East/Asia	231	179	52	29
Subtotal	1,706	1,330	376	28
Drilling and Formation Evaluation:
North America	533	405	128	32
Latin America	222	192	30	16
Europe/Africa/CIS	336	296	40	14
Middle East/Asia	408	303	105	35
Subtotal	1,499	1,196	303	25
Digital and Consulting Solutions:
North America	119	93	26	28
Latin America	101	98	3	3
Europe/Africa/CIS	84	78	6	8
Middle East/Asia	57	55	2	4
Subtotal	361	324	37	11
Total Energy Services Group revenue
by region:
North America	3,054	2,196	858	39
Latin America	706	647	59	9
Europe/Africa/CIS	1,269	1,028	241	23
Middle East/Asia	1,025	784	241	31
Total Energy Services Group revenue	$6,054	$4,655	$1,399	30%

	Six Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$681	$511	$170	33%
Fluid Systems	375	248	127	51
Drilling and Formation Evaluation	361	231	130	56
Digital and Consulting Solutions	101	45	56	124
Total Energy Services Group	1,518	1,035	483	47
Government and Infrastructure	88	125	(37)	(30)
Energy and Chemicals	(67)	80	(147)	NM
Total KBR	21	205	(184)	(90)
General corporate	(66)	(69)	3	4
Total operating income	$1,473	$1,171	$302	26%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$496	$385	$111	29%
Latin America	34	34	-	-
Europe/Africa/CIS	74	44	30	68
Middle East/Asia	77	48	29	60
Subtotal	681	511	170	33
Fluid Systems:
North America	240	151	89	59
Latin America	32	31	1	3
Europe/Africa/CIS	60	43	17	40
Middle East/Asia	43	23	20	87
Subtotal	375	248	127	51
Drilling and Formation Evaluation:
North America	151	92	59	64
Latin America	38	26	12	46
Europe/Africa/CIS	67	51	16	31
Middle East/Asia	105	62	43	69
Subtotal	361	231	130	56
Digital and Consulting Solutions:
North America	63	14	49	350
Latin America	14	(6)	20	NM
Europe/Africa/CIS	17	29	(12)	(41)
Middle East/Asia	7	8	(1)	(13)
Subtotal	101	45	56	124
Total Energy Services Group
operating income by region:
North America	950	642	308	48
Latin America	118	85	33	39
Europe/Africa/CIS	218	167	51	31
Middle East/Asia	232	141	91	65
Total Energy Services Group
operating income	$1,518	$1,035	$483	47%
NM      -   Not Meaningful
Note 1 -   All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production
                 Optimization into the Drilling and Formation Evaluation segment.

The increase in consolidated revenue in the first six months of 2006 compared to the first six months of 2005 was attributable to increased revenue from our Energy Services Group, predominantly arising from increased drilling activity, higher utilization of our equipment, and our ability to raise prices due to higher exploration and production spending by our customers. This was partially offset by reduced revenue from KBR primarily on government services projects in the Middle East. International revenue was 67% of consolidated revenue in the first six months of 2006 and 74% of consolidated revenue in the first six months of 2005, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $2.9 billion or 27% of consolidated revenue in the first six months of 2006 compared to $3.3 billion or 34% of consolidated revenue in the first six months of 2005.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from improved demand due to increased customer drilling and production activity and improved pricing and asset utilization. KBR’s operating income declined chiefly due to a $148 million loss recorded on the Escravos, Nigeria GTL project and reduced activity on government services projects, particularly in the Middle East.
In the first six months of 2006, Iraq-related work contributed approximately $2.4 billion to consolidated revenue and $74 million to consolidated operating income, resulting in a 3.1% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization revenue increase compared to the first six months of 2005 was driven by a 44% increase in revenue from production enhancement services and an 18% increase from completion tools sales and services. Both product service lines had increases in all geographic areas, with 63% of the segment revenue increase from the United States due to higher drilling activity, improved pricing, and equipment utilization. Production enhancement services had additional revenue uplift from expanded operations in Russia and higher activity in the Middle East. Sales of completion tools and services further benefited from increased completions, drill stem test, and reservoir performance monitoring activities, primarily in Africa and the Middle East. International revenue was 44% of total segment revenue in the first six months of 2006 compared to 47% in the first six months of 2005.
The increase in segment operating income in the first six months of 2006 compared to the first six months of 2005 was led by production enhancement services operating income, which increased 84% and spanned all regions. The increase in production enhancement services operating income was largely driven by higher activity, stronger utilization, and improved pricing in the United States. Additionally, production enhancement services results doubled internationally compared to the first half of 2005, in part due to expanded worldwide operations. Completion tools operating income increased 20% compared to the first six months of 2005, primarily on higher activity in the Middle East/Asia region and the United States, partially offset by an unfavorable change in product mix in Latin America. Operating income in the first six months of 2005 included a $110 million gain on the sale of our Subsea 7, Inc. equity interest.
Fluid Systems revenue increase compared to the first six months of 2005 was derived from all regions but primarily from the United States due to increased activity and pricing improvements. A 29% increase in revenue from cementing services also benefited from increased service activity and improved sales in Indonesia, Russia, and the United Kingdom. Completion of contracts in Mexico since the first six months of 2005 adversely impacted the cementing services revenue comparison. Baroid Fluid Services revenue grew 28% largely on increased sales in Russia and Sakhalin, higher rig activity in Angola, and increased operations in Venezuela, which was partially offset by contracts expiring in Mexico and Indonesia. International revenue was 52% of total segment revenue in the first six months of 2006 compared to 54% in the first six months of 2005.
Fluid Systems segment operating income increase compared to the first six months of 2005 was led by a 53% increase from cementing services due to higher drilling activity and pricing improvements in the United States and improved product mix in Angola, Norway, and Saudi Arabia. These results were partially offset by lower offshore activity in Mexico. Baroid Fluid Services operating income increased 46% compared to the first half of 2005 due primarily to continued strong activity, pricing improvements, and hurricane insurance proceeds in North America, increased operations in Venezuela, and improved results from a joint venture in the Netherlands. Partially offsetting these results was the completion of a contract in Mexico.

Drilling and Formation Evaluation revenue increase in the first six months of 2006 compared to the first six months of 2005 was derived from a 31% increase in drill bits revenue, a 26% increase in drilling services revenue, which spanned all four regions, and a 23% increase in logging service revenue, which also spanned all four regions. Sales of drill bits largely benefited from increased fixed cutter sales in the United States and increased drilling activity in Canada, the Middle East, and the North Sea. The drilling services revenue increase is primarily due to heightened drilling activity, improved pricing, and introduction of new technology in North America and increased activity and sales of tools in Asia Pacific. Negatively impacting drilling services revenue in the first six months of 2006 compared to the first six months of 2005 was a decline in activity in Indonesia. Logging services revenue grew largely due to improved pricing and increased cased-hole activity in the United States, new contracts in the Middle East, and continued success with our reservoir description tool. A lost contract in Malaysia decreased results. International revenue was 70% of total segment revenue in the first six months of 2006 compared to 72% in the first six months of 2005.
The segment operating income increase compared to the first six months of 2005 spanned all geographic regions, with North America as the predominant contributor due to improved pricing, increased rig activity, and higher equipment utilization. Drill bits operating income increased 72%, with international operating income more than doubling. Contributing to drill bits international operating income increase were improvements in Canada, Saudi Arabia, and Australia. Drilling services operating income increased 62% on increased activity, partially offset by increased costs in Russia, Kazakhstan, and the Middle East. Logging services operating income increased 44% largely due to increased activity, improved product mix, and reservoir description tool deployment in the Middle East/Asia region, where operating income increased 72%.
Digital and Consulting Solutions revenue increase in the first six months of 2006 was led by Landmark, with a 16% revenue increase compared to the first six months of 2005 and increases in all four regions due to increased sales of software and maintenance and support services. Project management revenue in the first six months of 2006 decreased 5% compared to the first six months of 2005 due to two fixed-price integrated solutions projects in southern Mexico nearing completion. International revenue was 69% of total segment revenue in the first six months of 2006 compared to 73% in the first six months of 2005.
The segment operating income improvement stemmed in part from a 90% increase in Landmark operating income. Project management recorded $23 million in losses in the first half of 2005 on two fixed-price integrated solutions projects in Mexico. These losses reflected increased costs to complete the projects and longer drilling times than originally anticipated, chiefly due to unfavorable geological conditions. The first six months of 2006 included a gain of $10 million from the sale of an investment accounted for under the cost method. Included in the 2005 results was a $17 million favorable insurance settlement related to a pipe fabrication and laying project in the North Sea.
Government and Infrastructure revenue for the first six months of 2006 was $3.6 billion, a $534 million decrease compared to the first six months of 2005. The majority of the decrease resulted from lower activities on government projects, primarily on the LogCAP contract in the Middle East and the DML shipyard. Partially offsetting the decreases were activities on the hurricane relief work project in the United States on the CONCAP contract for $92 million. In addition, revenue was negatively impacted by a $26 million impairment charge recorded on an equity investment in an Australian railroad operation and a $17 million impairment charge recorded on an equity investment in a joint venture road project in the United Kingdom.
Segment operating income for the first six months of 2006 was $88 million compared to $125 million in the first six months of 2005, a decrease of $37 million. Operating income from Iraq-related work decreased $12 million primarily due to lower activities on the LogCAP contract. Iraq-related results in the first six months of 2005 were positively impacted by DFAC settlement and award fees on definitized task orders. In addition, the first six months of 2006 operating income was negatively impacted by a $26 million impairment charge recorded on an equity investment in an Australian railroad operation and a $17 million impairment charge recorded on an equity investment in a joint venture road project in the United Kingdom, partially offset by a $6 million gain on sale of part of our interest in a United Kingdom government project. Operating income in the first six months of 2005 included a one-time $11 million cash distribution from a joint venture investment in a United States toll road that had been fully reserved.

Energy and Chemicals revenue for the first six months of 2006 was $1.1 billion compared to $978 million for the first six months of 2005. The increase in revenue was primarily due to activities on GTL projects located in Nigeria and Qatar, a recently awarded ammonia plant construction project in Egypt, and LNG projects in Algeria and Yemen, totaling $325 million. Partially offsetting the segment revenue improvement were decreases from a substantially completed LNG project in Nigeria, crude oil facility projects in Canada, and an olefins project in the United States, totaling $215 million.
Energy and Chemicals posted a $67 million loss for the first six months of 2006 compared to $80 million operating income in the first six months of 2005. The $147 million decrease was primarily due to a $148 million charge on the Escravos, Nigeria GTL project. In addition, segment results in the first six months of 2006 were impacted by a $15 million loss provision on the Barracuda-Caratinga project in Brazil and an aggregate $31 million decrease in operating income due to lower recovery of costs on a crude oil facility in Canada and lower progress on an offshore engineering and project management project in the Caspian. Substantially offsetting these declines were $45 million of income from a newly awarded EBIC ammonia plant construction project in Egypt, in which KBR holds an equity position, and an early works award on an engineering, procurement, and construction project in Algeria.
General corporate expenses were $66 million in the first six months of 2006 compared to $69 million in the first six months of 2005. The first half of 2005 included costs of a $7 million legal settlement. In addition, general corporate expenses in the first six months of 2006 were impacted by increases in executive compensation and legal costs.

NONOPERATING ITEMS
Interest expense decreased $13 million in the first six months of 2006 compared to the first six months of 2005, primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes and the repayment in October 2005 of $300 million of our floating rate senior notes.
Interest income increased $45 million in the first six months of 2006 compared to the first six months of 2005 due to higher interest rate driven earnings on higher cash balances.
Foreign currency losses, net decreased $5 million from $7 million in net losses in the first six months of 2005, primarily due to gains on the British pound sterling and Norwegian kroner. These gains were offset by the impact of United States dollar proceeds from the sale of Production Services that were received by our United Kingdom-based subsidiary, which uses British sterling as its functional currency.
Provision for income taxes from continuing operations in the first six months of 2006 of $481 million resulted in an effective tax rate of 33% compared to an effective tax rate of 29% in the first six months of 2005. The lower rate for 2005 was primarily attributable to the release of a portion of the valuation allowance from our United States net operating loss carryforward.
Minority interest in net (income)loss of subsidiaries increased $43 million compared to the first six months of 2005 primarily due to the loss from the consolidated 50%-owned gas-to-liquids project in Escravos, Nigeria.
Income from discontinued operations, net of tax in the first six months of 2006 primarily consisted of a $123 million pretax gain on the sale of KBR’s Production Services group and $14 million of pretax income related to Production Services operations. Income from discontinued operations in the first six months of 2005 primarily consisted of $22 million of pretax income related to Production Services operations.

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
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The total amount of receivables outstanding under this agreement was approximately $257 million as of June 30, 2005. As of December 31, 2005, these receivables were collected, the balance was retired, and the facility was terminated.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $41 million as of June 30, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 14 federal and state superfund sites for which we have established a liability. As of June 30, 2006, those 14 sites accounted for approximately $13 million of our total $41 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123(R). The SEC rule provides that SFAS No. 123(R) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application. Accordingly, we recorded compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. We also recognized compensation expense for our employee stock purchase plan beginning with the January 1, 2006 purchase period. See Note 13 to the condensed consolidated financial statements for further information.
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.

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

United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.3 billion and $2.4 billion for the three and six months ended June 30, 2006 compared to $1.4 billion and $2.9 billion for the three and six months ended June 30, 2005.

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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. As of June 30, 2006, the DCAA had issued notices to disallow $56 million of the withheld amounts, of which $17 million has been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there are likely to be questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
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

We understand that the DOJ, an Assistant United States Attorney based in Illinois, and others are investigating these and other individually immaterial matters we have reported related to our government contract work in Iraq. If criminal wrongdoing were found, criminal penalties could range up to the greater of $500,000 in fines per count for a corporation or twice the gross pecuniary gain or loss. We also understand that current and former employees of KBR have received subpoenas and have given or may give grand jury testimony related to some of these matters.
Claims
In addition, we had probable unapproved claims totaling $42 million at June 30, 2006 for the LogCAP contract. These unapproved claims related to this contract are where our costs have exceeded the customer’s funded value of the task order.
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
The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not yet been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of June 30, 2006 are not material.
Development Fund for Iraq
We have some task orders issued and executed under the PCO Oil contract that are funded under the Development Fund for Iraq (DFI). We received notification in the third quarter of 2005 that United States government personnel have decided to cease all administration of DFI funded contracts after December 31, 2005. In December 2005, we received notification that this deadline was deferred until December 31, 2006. If not deferred again at year end 2006, that could mean that we may be required to obtain payment for all services provided under the affected task orders after that date and for all invoices submitted and not paid prior to that date from the sovereign Republic of Iraq. As our PCO Oil contract is with the United States government, it is unclear what the ramifications of such a change in funding, if implemented, would have or what the financial implications would be. We currently have approximately $9 million in receivables recorded from the United States government related to this issue.

Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects over the past 20 years located both in and outside of Nigeria in which The M .W. Kellogg Company, M. W. Kellogg, Ltd., Kellogg Brown & Root or their joint ventures, as well as the Halliburton energy services business, were participants.
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
The SEC and the DOJ have been reviewing these matters in light of the requirements of the United States Foreign Corrupt Practices Act (FCPA). In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.
The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee.
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
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M. W. Kellogg, Ltd. were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
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
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business, prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of us or our subsidiaries. In addition, we could incur costs and expenses for any monitor required by or agreed to with governmental authority to review our continued compliance with FCPA law.
As of June 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

Bidding practices investigation
In connection with the investigation into payments related to the Bonny Island project in Nigeria, information has been uncovered suggesting that Mr. Stanley and other former employees may have engaged in coordinated bidding with one or more competitors on certain foreign construction projects, and that such coordination possibly began as early as the mid-1980s.

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
As of June 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

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
Our operations in countries other than the United States accounted for approximately 67% of our consolidated revenue during the first six months of 2006 and 74% of our consolidated revenue during the first six months of 2005. Based upon the location of services provided and products sold, 19% of our consolidated revenue in the first six months of 2006 and 29% during the first six months of 2005 was from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks unique to each country. With respect to any particular country, these risks may include:
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
Due to the unsettled political conditions in many oil-producing countries and countries in which we provide governmental logistical support, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, Venezuela, and Yemen. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.
In addition, investigations by governmental authorities (see “Foreign Corrupt Practices Act investigations” above), as well as legal, social, economic, and political issues in Nigeria, could materially and adversely affect our Nigerian business and operations.
Our facilities and our employees are under threat of attack in some countries where we operate, including Iraq and Saudi Arabia. In addition, the risks related to loss of life of our personnel and our subcontractors in these areas continue.
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
-
a decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time and the current rate of spending has decreased substantially compared to 2005 and 2004. Our government services revenue related to Iraq under our LogCAP III and other contracts totaled approximately $2.4 billion in the six months ended June 30, 2006, $5.4 billion in 2005, and $7.1 billion in 2004. We expect the volume of work under our LogCAP III contract to continue to decline in 2006 as our customer scales back the amount of services we provide under this contract. The DoD has also announced that it will solicit competitive bids for a new multiple provider LogCAP IV contract to replace the current LogCAP III contract, under which we are the sole provider. A decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations, and cash flow.

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
We own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain a railway in Australia. We account for this investment on the equity method of accounting. Construction on the railway was completed in late 2003, and operations commenced in early 2004. This joint venture has sustained losses since the railway commenced operations in early 2004 and is now likely to violate certain of the joint venture’s loan covenants in the future. These loans are non-recourse to KBR and us. We received revised financial forecasts from the joint venture during the first quarter of 2006. These forecasts took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. Because of this new information, we recorded a $26 million impairment charge during the first quarter of 2006 in our equity investment. We will receive no tax benefit from this charge as this is a capital loss in Australia for which we have no capital gains to offset. We also recorded a $4 million equity loss related to our investment in this joint venture during the first quarter of 2006. As of June 30, 2006, our investment in this joint venture and the related company that performed the construction of the railroad was $60 million. In addition, we have a remaining commitment to purchase an additional $3 million subordinated operating note.
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
Risks under our fixed-price contracts. Our significant EPC projects may encounter difficulties that may result in additional costs to us, reductions in revenue, claims, or disputes. These projects generally involve complex design and engineering, significant procurement of equipment and supplies, and extensive construction management. Many of these projects involve design and engineering production and construction phases that may occur over extended time periods, often in excess of two years. We could encounter difficulties that may be beyond our control in design, engineering, equipment and supply delivery, schedule changes, and other factors. These factors could impact our ability to complete the project in accordance with the original delivery schedule and cost estimates. For example, the equipment we purchase for a project or that is provided to us by the customer could not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer to complete the project and, in some cases, may require us to obtain alternate equipment at additional cost.

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
Our projects expose us to potential professional liability, general and third-party liability, warranty, and other claims. We engineer, construct, and perform services in large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrences in excess of insurance limits at locations engineered or constructed by us or where our services are performed could result in significant professional liability, general and third-party liability, warranty, and other claims against us. The failure of any systems or facilities that we engineer or construct could result in warranty claims against us for significant replacement or reworking costs. In addition, once our construction is complete, we may face claims with respect to the performance of these facilities.
Our contracts generally contain provisions where our customers agree to limitations of our liability resulting from certain events such as damage to underground reservoirs and wells, costs for loss of control of a well, loss of production, damage to existing facilities, and consequential damages. It is also common to have arrangements with the customer and its other contractors that protect us against large exposures for damage to or loss of drilling units and injury to other contractors’ personnel. These contract provisions are standard in our industries, and any erosion of these contractual protections in future contracts could result in significant additional liability and associated cost.

Barracuda-Caratinga project. The Barracuda and Caratinga vessels are both fully operational. In April 2006, we executed an agreement with Petrobras that enabled us to achieve conclusion of the Lenders’ Reliability Test and final acceptance of the FPSOs. These acceptances eliminate any further risk of liquidated damages being assessed but do not address the bolt arbitration discussed below.
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that have failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which have been replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments of our reasonable costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and, in addition, all of the costs and expenses of the arbitration including the cost of attorneys fees. We disagree with the Petrobras claim since the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. See Note 2 to the condensed consolidated financial statements for more information.
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
Failure on our part to comply with applicable environmental requirements could have a material adverse effect on our consolidated financial condition. We are also exposed to costs arising from environmental compliance, including compliance with changes in or expansion of environmental requirements, which could have a material adverse effect on our business, financial condition, operating results, or cash flow.
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

Weather
Our businesses could be materially and adversely affected by severe weather, particularly in the Gulf of Mexico where we have operations. Repercussions of severe weather conditions may include:
-	evacuation of personnel and curtailment of services;
-	weather-related damage to offshore drilling rigs resulting in suspension of operations;
-	weather-related damage to our facilities and project work sites;
-	inability to deliver materials to jobsites in accordance with contract schedules; and
-	loss of productivity.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 2, 10, 11, and 12 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2006.

			Total Number of
			Shares Purchased
			as Part of
			Publicly
	Total Number of	Average Price	Announced
	Shares	Paid per	Plans
Period	Purchased (a)	Share	or Programs (b)
April 1-30	42,476	$35.95	-
May 1-31	1,028,760	$36.65	950,138
June 1-30	2,916,074	$35.74	2,857,200
Total	3,987,310	$35.98	3,807,338

(a)
Of the 3,987,310 shares purchased during the three-month period ended June 30, 2006, 179,972 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

(b)
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. During the second quarter of 2006, we repurchased 3,807,338 shares of our common stock at a cost of approximately $137 million, or an average price per share of $35.94. There is $822 million remaining under this program for future repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 17, 2006, stockholders were asked to consider and act upon:

(1)	the election of Directors for the ensuing year;
(2)	a proposal to ratify the appointment of KPMG LLP as independent accountants to examine the financial statements and books and records of Halliburton for the year 2006;
(3)	a proposal to amend the Certificate of Incorporation;
(4)	a proposal on severance agreements;
(5)	a stockholder proposal on human rights review;
(6)	a stockholder proposal on Director election vote threshold; and
(7)	a stockholder proposal on a poison pill.

The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.

(1) Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Alan M. Bennett	435,212,839	3,716,975
James R. Boyd	435,214,516	3,715,298
Robert L. Crandall	418,733,506	20,196,308
Kenneth T. Derr	434,570,231	4,359,583
S. Malcolm Gillis	430,633,870	8,295,944
W. R. Howell	428,927,684	10,002,130
Ray L. Hunt	429,503,307	9,426,507
David J. Lesar	431,483,808	7,446,006
J. Landis Martin	434,641,023	4,288,791
Jay A. Precourt	435,144,181	3,785,633
Debra L. Reed	435,155,440	3,744,374

(2) Proposal for ratification of the selection of auditors:

Number of Votes For	432,611,595
Number of Votes Against	3,626,898
Number of Votes Abstain	2,691,321
Number of Broker Non-Votes	0

(3) Proposal to amend the Certificate of Incorporation:

Number of Votes For	427,779,792
Number of Votes Against	8,267,621
Number of Votes Abstain	2,882,401
Number of Broker Non-Votes	0

(4) Proposal on severance agreements:

Number of Votes For	430,548,704
Number of Votes Against	4,719,022
Number of Votes Abstain	3,662,088
Number of Broker Non-Votes	0

(5) Stockholder proposal on human rights review:

Number of Votes For	77,145,398
Number of Votes Against	253,394,054
Number of Votes Abstain	41,659,479
Number of Broker Non-Votes	66,730,883

(6) Stockholder proposal on Director election vote threshold:

Number of Votes For	217,987,136
Number of Votes Against	150,679,100
Number of Votes Abstain	3,532,695
Number of Broker Non-Votes	66,730,883

(7) Stockholder proposal on a poison pill:

Number of Votes For	22,476,008
Number of Votes Against	346,251,374
Number of Votes Abstain	3,471,549
Number of Broker Non-Votes	66,730,883

Item 5. Other Information
None.

Item 6. Exhibits
3.1	Restated Certificate of Incorporation of Halliburton Company filed with the Secretary of State of Delaware on May 30, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed
June 5, 2006, File No. 1-3492).

3.2	By-laws of Halliburton revised effective May 17, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed
May 22, 2006, File No. 1-3492).

* 12	Statement of Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: July 28, 2006