Form 10-Q
period 2006-09-30
HALLIBURTON CO
filed 2006-10-31
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes     X        No ______

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
Yes               No        X

As of October 24, 2006, 1,005,509,113 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-29

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	30-69

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	70

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 1(a).	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Submission of Matters to a Vote of Security Holders	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

Signatures		73

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Millions of dollars and shares except per share data)	2006	2005	2006	2005
Revenue:
Services	$5,001	$4,317	$14,171	$12,837
Product sales	826	648	2,373	1,861
Equity in earnings (losses) of unconsolidated affiliates, net	4	(53)	16	(30)
Total revenue	5,831	4,912	16,560	14,668
Operating costs and expenses:
Cost of services	4,081	3,684	11,887	11,170
Cost of sales	668	544	1,935	1,558
General and administrative	115	89	315	286
Gain on sale of business assets, net	(1)	(85)	(18)	(197)
Total operating costs and expenses	4,863	4,232	14,119	12,817
Operating income	968	680	2,441	1,851
Interest expense	(42)	(51)	(132)	(154)
Interest income	44	17	110	38
Foreign currency losses, net	(10)	(2)	(12)	(9)
Other, net	-	(2)	(1)	(7)
Income from continuing operations before income taxes
and minority interest	960	642	2,406	1,719
Provision for income taxes	(320)	(129)	(801)	(445)
Minority interest in net income of subsidiaries	(25)	(21)	-	(39)
Income from continuing operations	615	492	1,605	1,235
Income (loss) from discontinued operations, net of tax
(provision) benefit of $2, $(3), $(47), and $(10)	(4)	7	85	21
Net income	$611	$499	$1,690	$1,256
Basic income (loss) per share:
Income from continuing operations	$0.61	$0.49	$1.57	$1.23
Income (loss) from discontinued operations, net	-	0.01	0.08	0.02
Net income per share	$0.61	$0.50	$1.65	$1.25
Diluted income (loss) per share:
Income from continuing operations	$0.58	$0.47	$1.51	$1.20
Income (loss) from discontinued operations, net	-	0.01	0.08	0.02
Net income per share	$0.58	$0.48	$1.59	$1.22

Cash dividends per share	$0.075	$0.0625	$0.225	$0.1875
Basic weighted average common shares outstanding	1,011	1,012	1,021	1,006
Diluted weighted average common shares outstanding	1,048	1,050	1,062	1,032
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Millions of dollars and shares except per share data)	2006	2005
Assets
Current assets:
Cash and equivalents	$3,549	$2,391
Receivables:
Notes and accounts receivable (less allowance for bad debts of $83 and $90)	3,448	3,345
Unbilled work on uncompleted contracts	1,169	1,456
Total receivables	4,617	4,801
Inventories	1,213	953
Current deferred income taxes	346	645
Other current assets	490	522
Total current assets	10,215	9,312
Property, plant, and equipment, net of accumulated depreciation of $4,070 and $3,838	2,884	2,648
Goodwill	775	765
Noncurrent deferred income taxes	538	784
Equity in and advances to related companies	388	382
Other assets	1,184	1,119
Total assets	$15,984	$15,010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,871	$1,967
Advanced billings on uncompleted contracts	1,059	661
Accrued employee compensation and benefits	738	648
Current maturities of long-term debt	86	361
Short-term notes payable	2	22
Other current liabilities	946	768
Total current liabilities	4,702	4,427
Long-term debt	2,745	2,813
Employee compensation and benefits	723	718
Other liabilities	579	535
Total liabilities	8,749	8,493
Minority interest in consolidated subsidiaries	146	145
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,059 and 1,054
shares	2,648	2,634
Paid-in capital in excess of par value	1,500	1,501
Deferred compensation	-	(98)
Accumulated other comprehensive income	(219)	(266)
Retained earnings	4,468	2,975
	8,397	6,746
Less 54 and 26 shares of treasury stock, at cost	1,308	374
Total shareholders’ equity	7,089	6,372
Total liabilities and shareholders’ equity	$15,984	$15,010
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
(Millions of dollars)	2006	2005
Cash flows from operating activities:
Net income	$1,690	$1,256
Adjustments to reconcile net income to net cash from operations:
Depreciation, depletion, and amortization	388	377
Provision for deferred income taxes	580	209
Distribution from (advances to) related companies, net of equity in (earnings) losses	(47)	59
Gain on sale of assets	(77)	(195)
Asbestos and silica liability payment related to Chapter 11 filing	-	(2,345)
Collection of asbestos- and silica-related receivables	166	1,030
Other changes:
Receivables and unbilled work on uncompleted contracts	68	614
Accounts receivable facilities transactions	-	(263)
Inventories	(248)	(172)
Accounts payable	(103)	(570)
Contributions to pension plans	(162)	(55)
Advanced billings	373	49
Other	251	(105)
Total cash flows from operating activities	2,879	(111)
Cash flows from investing activities:
Capital expenditures	(619)	(474)
Sales of property, plant, and equipment	115	91
Dispositions (acquisitions) of business assets, net of cash disposed	284	275
Proceeds from sales of securities	10	15
Sales of short-term investments in marketable securities, net	-	891
Other investing activities	(21)	(26)
Total cash flows from investing activities	(231)	772
Cash flows from financing activities:
Proceeds from long-term debt, net of offering costs	8	12
Proceeds from exercises of stock options	146	303
Payments to reacquire common stock	(1,056)	(10)
Borrowings (repayments) of short-term debt, net	(15)	(9)
Payments of long-term debt	(344)	(546)
Payments of dividends to shareholders	(231)	(190)
Other financing activities	(7)	(5)
Total cash flows from financing activities	(1,499)	(445)
Effect of exchange rate changes on cash	9	(9)
Increase in cash and equivalents	1,158	207
Cash and equivalents at beginning of period	2,391	1,917
Cash and equivalents at end of period	$3,549	$2,124
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest	$145	$172
Income taxes	$242	$218
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of September 30, 2006, the results of our operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of results for the full year.
Common share and earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the two-for-one common stock split, in the form of a stock dividend, paid on July 14, 2006 to stockholders of record as of June 23, 2006.
We intend to completely separate KBR, Inc. from Halliburton as expeditiously as possible through a tax-free dividend distribution of KBR, Inc. stock to Halliburton stockholders. A Form 10 registration statement will be filed with the United States Securities and Exchange Commission (SEC) to register the shares of KBR, Inc. stock under the Securities Exchange Act of 1934. After the distribution, KBR, Inc. will be a separately traded public company. In addition, the separation of KBR, Inc., through the distribution of KBR, Inc. stock to Halliburton shareholders, will substantially reduce Halliburton’s shareholders’ equity.
The distribution of KBR, Inc. stock may be preceded by an initial public offering (IPO) of less than 20% of KBR. In April 2006, KBR, Inc. filed a Registration Statement on Form S-1 with the SEC for an IPO of less than 20% of KBR, Inc. and, in October 2006, filed Amendment No. 3 to that registration statement. We do not intend to delay the complete separation of KBR to wait on favorable conditions for an IPO of KBR, Inc.
We have submitted our request for a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its stockholders as a result of a distribution of KBR, Inc. stock. We expect to receive the ruling within the timeframe of completing the distribution, which we anticipate being no later than April 2007. Prior to the IPO or separation occurring, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton expects to provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority, or a settlement thereof, relating to alleged or actual violations of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes and regulations; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire by their terms. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement will provide for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR will allocate liabilities and responsibilities relating to current and former employees and their participation in certain benefit plans. KBR’s Registration Statement on Form S-1 contains a more detailed description of these separation agreements.
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

Note 2. Percentage-of-Completion Contracts
Unapproved claims
The amounts of unapproved claims included in determining the profit or loss on contracts and the amounts booked to “Unbilled work on uncompleted contracts” or “Other assets” as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
Millions of dollars	2006	2005
Probable unapproved claims	$185	$175
Probable unapproved claims accrued revenue	182	172
Probable unapproved claims from unconsolidated
related companies	93	92

As of September 30, 2006, the probable unapproved claims, including those from unconsolidated related companies, relate to seven contracts, most of which are complete or substantially complete. See Note 11 for a discussion of United States government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of September 30, 2006 ($148 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of September 30, 2006, we had not accrued any amounts related to the counterclaims in the arbitrations.
At September 30, 2006, $173 million of the amount classified as probable unapproved claims accrued revenue included in the table above is reflected as “Other assets” on the condensed consolidated balance sheets since the contracts will likely not be settled within one year. The remaining $9 million is included in “Unbilled work on uncompleted contracts” since the contracts are expected to be settled within one year. Our unconsolidated related companies include probable unapproved claims as revenue in determining the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”

Unapproved change orders
We have contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amount to $308 million at September 30, 2006. Unapproved change orders at December 31, 2005 were $61 million. Our share of change orders from unconsolidated related companies totaled $4 million at September 30, 2006 and $5 million at December 31, 2005.
Included in the $308 million of change orders is $269 million for our consolidated 50%-owned gas-to-liquids project in Escravos, Nigeria. The $69 million increase in change orders from June 30, 2006 is due to additional scope changes to the project. In the second quarter of 2006, we recorded a $148 million charge, before income taxes and minority interest, related to this project. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project experienced delays relating to civil unrest and security on the Escravos River, near the project site, with additional delays resulting from scope changes and engineering and construction modifications. In October 2006, we reached agreement with our customer to fund $206 million of the $269 million in unapproved change orders. Portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. The project was approximately 38% complete as of September 30, 2006.
Barracuda-Caratinga project
Following is the status, as of September 30, 2006, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
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
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for our costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. We disagree with the Petrobras claim because the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. As of September 30, 2006, we have not accrued any amounts related to this arbitration.

Note 3. Dispositions
Production Services
In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in an adjusted pretax gain, net of post-closing adjustments, of $120 million, which is reflected in discontinued operations. Production Services operations and assets and liabilities are classified as discontinued operations for all periods presented. At December 31, 2005, Production Services assets were $207 million, of which $140 million were classified as current, and liabilities were $64 million, of which $54 million were classified as current.
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
During the second quarter of 2006, we moved slickline services, tubing conveyed perforating, and underbalanced applications from the Production Optimization segment to the Drilling and Formation Evaluation segment, as these services are more closely aligned with the Drilling and Formation Evaluation segment. Prior period balances have been reclassified to reflect this change. Because of this change, what we previously referred to as “logging services” within the Drilling and Formation Evaluation segment we now refer to as “wireline and perforating services.” In addition, for internal management purposes we combined our Drilling and Formation Evaluation and Digital and Consulting Solutions divisions, forming three Energy Services Group internal divisions. However, we continue to disclose four segments for the Energy Services Group.
KBR’s Production Services operations were moved into discontinued operations for reporting purposes in the first quarter of 2006. All prior period amounts have been reclassified to discontinued operations.

The table below presents information on our segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2006	2005	2006	2005
Revenue:
Production Optimization	$1,418	$1,032	$3,906	$2,837
Fluid Systems	928	731	2,634	2,061
Drilling and Formation Evaluation	845	663	2,344	1,859
Digital and Consulting Solutions	201	171	562	495
Total Energy Services Group	3,392	2,597	9,446	7,252
Government and Infrastructure	1,838	1,880	5,427	6,003
Energy and Chemicals	601	435	1,687	1,413
Total KBR	2,439	2,315	7,114	7,416
Total revenue	$5,831	$4,912	$16,560	$14,668
Operating income (loss):
Production Optimization	$406	$248	$1,087	$759
Fluid Systems	211	139	586	387
Drilling and Formation Evaluation	227	144	588	375
Digital and Consulting Solutions	62	35	163	80
Total Energy Services Group	906	566	2,424	1,601
Government and Infrastructure	53	150	141	275
Energy and Chemicals	45	(10)	(22)	70
Total KBR	98	140	119	345
General corporate	(36)	(26)	(102)	(95)
Total operating income	$968	$680	$2,441	$1,851

Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for on the equity method is included in revenue and operating income of the applicable segment.
Total revenue for the three and nine months ended September 30, 2006 included $1.5 billion and $4.4 billion or 25% and 26% of consolidated revenue from the United States Government, which was derived primarily from the Government and Infrastructure segment. Revenue from the United States Government during the three and nine months ended September 30, 2005 represented 30% and 33% of consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.

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
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The receivables outstanding under this agreement were collected and the balance retired in the third quarter of 2005. As of December 31, 2005, the facility was terminated.

Note 6. Inventories
Inventories are stated at the lower of cost or market. In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $61 million at September 30, 2006 and $42 million at December 31, 2005. If the average cost method was used, total inventories would have been $26 million higher than reported at September 30, 2006 and $21 million higher than reported at December 31, 2005. Inventories consisted of the following:

	September 30,	December 31,
Millions of dollars	2006	2005
Finished products and parts	$844	$715
Raw materials and supplies	272	181
Work in process	97	57
Total	$1,213	$953

Finished products and parts are reported net of obsolescence accruals of $97 million at September 30, 2006 and $98 million at December 31, 2005.

Note 7. Restricted and Committed Cash
At September 30, 2006, we had restricted cash of $129 million, which primarily consisted of:
-	$104 million as collateral for potential future insurance claim reimbursements included in “Other assets”; and
-	$23 million related to cash collateral agreements for outstanding letters of credit for various construction projects included in “Other assets.”
At December 31, 2005, we had restricted cash of $123 million in “Other assets,” which primarily consisted of similar items as above.
Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At September 30, 2006 and December 31, 2005, cash and equivalents include approximately $562 million and $223 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 8. Debt
In August 2006, we repaid, at par plus accrued interest, our $275 million 6.0% medium-term notes that matured.
The stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 changed as a result of the July 2006 stock split and an increase to our quarterly dividend. As of September 30, 2006, the stock conversion rate is 53.18 shares of common stock per $1,000 principal amount of notes with a conversion price of $18.825. The distribution of KBR, Inc. stock to our shareholders would cause the conversion rate to change.  The amount of such change would be based on the relative valuation of KBR, Inc. at the time of distribution.

Note 9. Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2006	2005	2006	2005
Net income	$611	$499	$1,690	$1,256

Cumulative translation adjustments	14	1	51	(28)
Realization of (gains) losses included in net income	2	-	(14)	3
Net cumulative translation adjustments	16	1	37	(25)

Unrealized net gains (losses) on investments
and derivatives	(10)	(8)	11	(9)
Realization of gains on investments and derivatives
included in net income	(1)	(1)	(1)	(14)
Net unrealized gains (losses) on investments
and derivatives	(11)	(9)	10	(23)

Total comprehensive income	$616	$491	$1,737	$1,208

Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
Millions of dollars	2006	2005
Cumulative translation adjustments	$(35)	$(72)
Pension liability adjustments	(184)	(184)
Unrealized gains (losses) on investments and derivatives	-	(10)
Total accumulated other comprehensive income	$(219)	$(266)

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
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $166 million related to these receivables were received in the first nine months of 2006. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $262 million at September 30, 2006, in several installments through 2010.

The following table presents a rollforward of our asbestos- and silica-related insurance receivables.

Millions of dollars
Insurance for asbestos- and silica-related liabilities:
December 31, 2005 balance (of which $193 was current)	$396
Payments received	(166)
Accretion	8
Insurance for asbestos- and silica-related liabilities - September 30,
2006 balance (of which $68 is current)	$238

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
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At September 30, 2006, we had not recorded any liability associated with these indemnifications.

Note 11. United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense (DoD) and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2006 compared to $1.2 billion and $4.1 billion for the three and nine months ended September 30, 2005.
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
Laundry. Prior to the fourth quarter of 2005, we received notice from the DCAA that it recommended withholding $18 million of subcontract costs related to the laundry service for one task order in southern Iraq, for which it believed we and our subcontractors did not provide adequate levels of documentation supporting the quantity of the services provided. In the fourth quarter of 2005, the DCAA issued a notice to disallow costs totaling approximately $12 million, releasing $6 million of amounts previously withheld. In the second quarter of 2006, we successfully resolved this matter with the DCAA and received payment of the remaining $12 million.
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs.  Approximately $55 million has been withheld as of September 30, 2006, of which $17 million has been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve this issue.
Dining facilities. In September 2005, Eurest Support Services (Cyprus) International Limited, or ESS, filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.
Recently, the DCAA has raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
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
Claims
We had unapproved claims totaling $45 million at September 30, 2006 and $69 million at December 31, 2005 for the LogCAP and PCO Oil South contracts. Of the $45 million of unapproved claims outstanding at September 30, 2006, $44 million are considered to be probable of collection and have been recognized as revenue. The remaining $1 million of unapproved claims are not considered probable of collection and have not been recognized as revenue. Similarly, of the $69 million of unapproved claims outstanding at December 31, 2005, $57 million were considered to be probable of collection and have been recognized as revenue. The remaining $12 million of unapproved claims were not considered probable of collection and have not been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
In addition, as of September 30, 2006, we had incurred approximately $136 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.
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
The Balkans
                We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of September 30, 2006 are not material.

Note 12. Other Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, as well as the Halliburton energy services business, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at September 30, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at September 30, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
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
The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We are also aware that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the activities of TSKJ.

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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made to Nigerian officials. In addition, information recently uncovered suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Certain of these employees are current employees or a consultant of ours.  As a result, the consultant may be placed on suspension, and Halliburton's pending investigation will include a review of the actions of these employees.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until the suspensions, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.

As of September 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.
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
As of September 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.
Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of September 30, 2006.
Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court on behalf of purchasers of our common stock during the approximate period of May 1998 until May 2002 alleging violations of the federal securities laws in connection with the accounting change and disclosures involved in the SEC investigation related to a change in accounting for revenue on long-term construction projects and related disclosures, which we settled with the SEC in the second quarter of 2004. In addition, the plaintiffs allege that we overstated our revenue from unapproved claims by recognizing amounts not reasonably estimable or probable of collection. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants Arthur Andersen LLP, our independent accountants for the period covered by the lawsuits, and several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003 (the “Moore class action”).
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
In June 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case to another district judge and a final hearing on the fairness of the settlement the court entered an order in September 2004 holding that evidence of the settlement’s fairness was inadequate, denying the motion for final approval of the settlement in the Moore class action, and ordering the parties, among other things, to mediate. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we are entitled to do by its terms. The mediation was held in January 2005, but was declared by the mediator to be at an impasse with no settlement reached.

In April 2005, the court appointed new co-lead counsel and a new lead plaintiff, directing that they file a third consolidated amended complaint and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to replead those claims to correct deficiencies in their earlier complaint. In April 2006, the plaintiffs filed their fourth amended consolidated complaint. We have filed a motion to dismiss those portions of the complaint that have been replead. A hearing was held on that motion in July 2006, and we await the court’s ruling.
As of September 30, 2006, we had not accrued any amounts related to this matter.
Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleges that during the manufacturing process, Roots had reversed the blades of a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff are in the range of $33 million to $39 million. We believe that we have valid defenses to Newmont Gold’s claims and intend to vigorously defend the matter. The case has now been set for trial in February 2007.
As of September 30, 2006, we had not accrued any amounts related to this matter.
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
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information. We understand this matter has now been referred by OFAC to the DOJ. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and responded to the subpoena by producing documents in September 2004.
As of September 30, 2006, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced that, after fulfilling our current contractual obligations within Iran, we intend to cease operations within that country and withdraw from further activities there.

David Hudak and International Hydrocut Technologies Corp.
In October 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corporate Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase from us in early 1994 of certain explosive charges that were later alleged by the DOJ to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its most preliminary stages, it is premature to assess the likelihood of an adverse result. We filed a motion to dismiss and, alternatively, a motion to transfer venue. Those motions were denied during the first quarter of 2006. It is our intention to vigorously defend this action.
Amounts accrued related to this matter as of September 30, 2006 are not material.
Iraq overtime litigation
During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third-party beneficiaries of the LogCAP contract, and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. On October 13, 2006, the plaintiffs filed their notice of appeal. It is our intention to vigorously defend the appeal and the judgment of dismissal.
As of September 30, 2006, we had not accrued any amounts related to this matter.
McBride qui tam suit
In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (MWR) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage.  In accordance with the contract, we charged our customer based on actual cost, not based on the number of users.  It was also alleged that during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and KBR’s provision of services to its own employees and contractors.  Our investigation is in its earliest stages. However, we believe the allegations to be without merit, and we intend to vigorously defend this action.
As of September 30, 2006, we have not accrued any amounts in connection with this matter.
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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of September 30, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 13 federal and state superfund sites for which we have established a liability. As of September 30, 2006, those 13 sites accounted for approximately $10 million of our total $38 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.0 billion of letters of credit or bank guarantees were outstanding as of September 30, 2006, including $551 million that relate to our joint ventures’ operations. Also included in letters of credit outstanding as of September 30, 2006 were $15 million of performance letters of credit related to the Barracuda-Caratinga project. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of September 30, 2006, we had commitments to fund approximately $122 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $4 million of the commitments to be paid during the next twelve months.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $49 million at September 30, 2006 and $70 million at December 31, 2005 (including amounts related to unconsolidated subsidiaries) that we could incur based upon completing the projects as forecasted.

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
Under the terms of the 1993 Plan, 98 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 32 million shares can be awarded as restricted stock. At September 30, 2006, approximately 21 million shares were available for future grants under the 1993 Plan, of which approximately 12 million shares remained available for restricted stock awards. The stock to be offered pursuant to the grant of an award under the 1993 Plan may be authorized but unissued common shares or treasury shares.

In addition to the provisions of the 1993 Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our 2002 Employee Stock Purchase Plan (ESPP).
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for our ESPP is being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards. As a result of adopting SFAS No. 123(R), the incremental pretax expense related to employee stock option awards and our ESPP totaled approximately $30 million in the first nine months of 2006, or $0.02 per diluted share after tax.
Total stock-based compensation expense, net of related tax effects, was $14 million in the third quarter of 2006 and $42 million in the first nine months of 2006. Total income tax benefit recognized in net income for stock-based compensation arrangements was $9 million in the third quarter of 2006 and $24 million in the first nine months of 2006, compared to $3 million in the third quarter of 2005 and $13 million in the first nine months of 2005. Total incremental compensation cost resulting from modifications of previously granted stock-based awards was $2 million and $10 million for the three and nine months ended September 30, 2006, compared to $1 million and $14 million for the three and nine months ended September 30, 2005. These modifications allowed certain employees to retain their awards after leaving the company.
The following table summarizes the pro forma effect on net income and income per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended	Nine Months Ended
Millions of dollars except per share data	September 30, 2005	September 30, 2005
Net income, as reported	$499	$1,256
Add: Total stock-based compensation expense included
in net income, net of related tax effects	4	23
Less: Total stock-based compensation expense
determined under fair-value-based method for all	(11)	(44)
awards, net of related tax effects
Net income, pro forma	$492	$1,235

Basic income per share:
As reported	$0.50	$1.25
Pro forma	$0.49	$1.23
Diluted income per share:
As reported	$0.48	$1.22
Pro forma	$0.47	$1.20

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

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of options granted in 2006 is a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock. The expected volatility of options granted in 2005 is based upon the historical volatility of our common stock. The expected term of options granted in 2006 and 2005 is based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The assumptions and resulting fair values of options granted were as follows:

	Nine months ended September 30
	2006	2005
Expected term (in years)	5.24	5.00
Expected volatility	42.20%	51.28 - 52.79%
Expected dividend yield	0.76- 1.06%	0.73 - 1.16%
Risk-free interest rate	4.30- 5.03%	3.77 - 4.27%
Weighted average grant-date fair value per share	$14.42	$10.08

The following table represents our stock options activity during the first nine months of 2006, and includes exercised, forfeited, and expired shares from our acquired companies’ stock plans.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options	(in millions)	per Share	Term (years)	(in millions)
Outstanding at January 1, 2006	22.4	$16.81
Granted	1.5	34.72
Exercised	(5.5)	17.54
Forfeited	(0.2)	18.75
Expired	(0.1)	14.82
Outstanding at September 30, 2006	18.1	$18.03	5.81	$200

Exercisable at September 30, 2006	13.1	$15.43	4.75	$170

The total intrinsic value of options exercised was $6 million in the third quarter of 2006 and $110 million in the first nine months of 2006, compared to $114 million in the third quarter of 2005 and $164 million in the first nine months of 2005. As of September 30, 2006, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.
Cash received from option exercises was $29 million and $146 million during the three and nine months ended September 30, 2006, compared to $177 million and $303 million during the three and nine months ended September 30, 2005. As a result of our net operating loss carryforwards at September 30, 2006, our $38 million tax benefit from exercise of stock options will not be realized until such time as the net operating loss carryforwards are fully utilized.
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

Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 800 restricted shares of common stock as a part of compensation. These awards have a minimum restriction period of six months and the restrictions lapse upon termination of Board service. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restriction lapses. We reserved 200,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued shares or treasury shares. At September 30, 2006, 106,400 shares had been issued to non-employee directors under this plan. There were 8,000 and 6,400 shares of restricted stock awarded under the Directors Plan in the first nine months of 2006 and the first nine months of 2005.
The following table represents our 1993 Plan and Directors Plan restricted stock awards and restricted stock units granted, vested, and forfeited during the first nine months of 2006.

		Weighted
	Number of Shares	Average Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2006	7.5	$17.07
Granted	2.1	34.76
Vested	(1.5)	16.17
Forfeited	(0.2)	20.28
Nonvested shares at September 30, 2006	7.9	$21.91

The weighted average grant-date fair value of shares granted during the first nine months of 2005 was $22.37. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $5 million and $53 million, compared to $9 million and $39 million during the three and nine months ended September 30, 2005. As of September 30, 2006, there was $141 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 4.2 years.
2002 Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 24 million shares of common stock have been reserved for issuance. They may be authorized but unissued shares or treasury shares. As of September 30, 2006, 10.6 million shares have been sold through the ESPP.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility is a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Offering period July 1 to December 31
	2006	2005
Expected term (in years)	0.5	0.5
Expected volatility	37.77%	30.46%
Expected dividend yield	0.80%	0.73%
Risk-free interest rate	5.29%	3.89%
Weighted average grant-date fair value per share	$9.32	$5.50

	Offering period January 1 to June 30
	2006	2005
Expected term (in years)	0.5	0.5
Expected volatility	35.65%	26.93%
Expected dividend yield	0.75%	1.16%
Risk-free interest rate	4.38%	3.15%
Weighted average grant-date fair value per share	$7.91	$4.15

Note 14. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
Millions of shares	2006	2005	2006	2005
Basic weighted average common shares outstanding	1,011	1,012	1,021	1,006
Dilutive effect of:
Convertible senior notes premium	27	22	30	12
Stock options	8	12	9	10
Restricted stock	2	2	2	2
Other	-	2	-	2
Diluted weighted average common shares outstanding	1,048	1,050	1,062	1,032

All the share numbers included in the tables above have been adjusted to reflect the July 2006 two-for-one common stock split. See Note 16 for further information.
Excluded from the computation of diluted income per share are options to purchase two million shares of common stock that were outstanding during the three and nine months ended September 30, 2006 and two million shares during the nine months ended September 30, 2005. These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.

Note 15. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2006 and September 30, 2005 were as follows:

	Three Months Ended September 30
	2006		2005
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$17	$-	$17
Interest cost	2	43	2	42
Expected return on plan assets	(2)	(48)	(3)	(47)
Amortization of prior service cost (credit)	-	(1)	-	1
Recognized actuarial loss	2	6	2	4
Net periodic benefit cost	$2	$17	$1	$17

	Nine Months Ended September 30
	2006		2005
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$52	$-	$56
Interest cost	7	130	7	128
Expected return on plan assets	(7)	(145)	(8)	(139)
Amortization of prior service cost (credit)	-	(1)	-	1
Settlements/curtailments	-	-	-	5
Recognized actuarial loss	5	19	4	13
Net periodic benefit cost	$5	$55	$3	$64

In the first quarter of 2005, we amended the terms and conditions of one of our foreign defined benefit plans and ceased future service and benefit accruals for all plan participants. This action is defined as a curtailment under SFAS No. 88 and, therefore, during the first quarter of 2005, we recognized a curtailment loss of approximately $5 million.
We currently expect to contribute approximately $165 million to our international pension plans in 2006. As of September 30, 2006, we contributed $158 million of the $165 million to our international pension plans. As part of the $158 million, ESG contributed $45 million, and KBR contributed $105 million to the United Kingdom pension plans. We do not have a required minimum contribution for our domestic plans; however, we made an additional discretionary contribution of $4 million in the third quarter of 2006. We do not expect to make additional contributions to our domestic plans in 2006.
The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2006 and September 30, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Millions of dollars	2006	2005	2006	2005
Components of net periodic
benefit cost:
Service cost	$-	$1	$1	$1
Interest cost	3	2	7	7
Net periodic benefit cost	$3	$3	$8	$8

Note 16. Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During the first nine months of 2006, we repurchased approximately 32 million shares of our common stock for approximately $1.0 billion, or an average price per share of $32.99.
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

Note 17. Related Companies
With respect to the Alice Springs-Darwin railroad project, we own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment under the equity method of accounting in our Government and Infrastructure segment. Construction on the railway was completed in late 2003, and operations commenced in early 2004. In the first quarter of 2006, we recorded a $26 million impairment charge. In addition, in the first nine months of 2006, we recorded $11 million in losses related to our investment and made $10 million in advances to the joint venture. This joint venture has sustained losses since the railway commenced operations in early 2004 and at June 30, 2006 was projected to violate the joint venture’s loan covenants. These loans are non-recourse to us. We received revised financial forecasts from the joint venture during the first quarter of 2006, which took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin and ultimately contributed to the impairment charge recorded in the first quarter of 2006. At that time, the joint venture engaged investment bankers in an effort to raise additional capital for the venture. At the end of the second quarter of 2006, our valuation of our investment took into consideration the bids tendered at that time by interested parties to accomplish this recapitalization, and no further impairment was evident. However, the efforts to raise additional capital ceased during the third quarter because all previous bids were subsequently rejected or withdrawn. The board of the joint venture is currently attempting to restructure debt payment terms and raise additional subordinated financing. In October 2006, the joint venture violated its loan covenants by failing to make an interest and principal payment. In light of the loan covenant default and the joint venture’s need for additional equity or subordinated financing, we recorded a $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes.  At September 30, 2006, our investment in this joint venture was $10 million, and we had no additional funding commitments. In addition, the senior lenders have agreed to waive the financial covenant violations through November 15, 2006 to allow the shareholders time to arrange additional subordinated financing estimated at $12 million. KBR has offered to fund approximately $6 million, provided that other shareholders commit to funding $6 million in the aggregate and the senior lenders agree to certain concessions, including a principal payment holiday for 27 months and a reduction in the debt service reserve required by the existing indenture. Even if this additional investment is made and the senior lenders grant the concessions, a further impairment of our investment may be required. We believe that without a restructuring of the joint venture's debt and an additional commitment for financing, we will record an additional impairment charge of $10 million, representing a full impairment of our remaining investment at September 30, 2006, at some point in the future.
We have an investment in a development corporation that has an indirect interest in the new Egypt Basic Industries Corporation (EBIC) ammonia plant project located in Egypt. We are performing the engineering, procurement, and construction (EPC) work for the project and providing operations and maintenance services for the facility. We own 60% of this development company and consolidate it for financial reporting purposes within our Energy and Chemicals segment. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant, which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. We are not the primary beneficiary of the variable interest entity. As of September 30, 2006, the variable interest entity had total assets of $297 million and total liabilities of $149 million. Our maximum exposure to loss on our equity investments at September 30, 2006 is limited to our investment of $15 million and our commitment to fund an additional $3 million of stand-by equity. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevents the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities can be perfected. Indebtedness under the debt agreement is non-recourse to us. At this time, we are continuing to work on the project, and we understand that discussions with the lenders regarding the security interests are ongoing. No event of default has occurred pursuant to our EPC contract as we have been paid all amounts due from EBIC. We believe EBIC may potentially cure the default by perfecting the lenders’ security interests in the port assets. In addition, EBIC may be required to construct its export facilities at a location farther from the plant than was originally planned. This would require an increase to the overall project cost and a change order, which we estimate at $5 million. In addition, we have been instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed and have been instructed to perform soil testing at an alternative site in the vicinity of the original site. We understand this potential relocation of the ammonia storage site is in connection with the security interest described above. In addition to schedule delays, we estimate that the cost of moving to the alternate ammonia storage site would result in additional EPC costs of up to $6 million, and we would have entitlement to a change order to recover our costs. Any solution resulting in additional costs could require EBIC to raise additional financing, some of which could be from us and the other current stakeholders. If the default under the debt agreement is not cured, the project may not have sufficient financing to continue, which could result in an impairment of our investment and a termination of our EPC contract with EBIC, which could result in a reduction of our profits or a recognition of a loss.
In April 2006, Aspire Defence, a joint venture between us, Mowlem Plc., and a financial investor, was awarded a privately financed project contract, the Allenby and Connaught project, by the Ministry of Defence to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical, and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction, and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, we own a 50% interest in each of two joint ventures that provides the construction and the related support services to Aspire Defence. Our performance through the construction phase is supported by $159 million in letters of credit and surety bonds totaling approximately $209 million as of September 30, 2006, both of which have been guaranteed by us. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds. The entities in which we hold an interest are considered variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting under our Government and Infrastructure segment. As of September 30, 2006, the aggregate total assets of the variable interest entities were $3.0 billion and the aggregate total liabilities were $3.1 billion. Our maximum exposure to project company losses as of September 30, 2006 was limited to our commitment to fund subordinated debt totaling $102 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities.
In July 2006, we were awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement, and construction management services for the Pearl gas-to-liquids (GTL) project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a variable interest entity. We consolidate the joint venture for financial reporting purposes within our Energy and Chemicals segment because we are the primary beneficiary.  As of September 30, 2006, the Pearl joint venture had total assets of $69 million and total liabilities of $57 million.

Note 18. New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will not elect early adoption of this interpretation and will adopt the provisions of FIN 48 beginning January 1, 2007. We are currently evaluating what impact, if any, this statement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS. No. 158 requires an employer to:
-	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;
-	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and postretirement plan in the year in which the changes occur;
-	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and
-	disclose additional information.
The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 requirements for our fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We will not elect early adoption of these additional SFAS No. 158 requirements and will adopt these requirements for our fiscal year ending December 31, 2008.
We are currently assessing the quantitative impact to our financial statements, which we believe will be material. For example, using the information disclosed as of December 31, 2005, total assets as of December 31, 2005 would have been approximately $34 million lower, total liabilities would have been approximately $242 million higher, minority interest would have been approximately $74 million lower, and shareholders’ equity would have been $202 million lower. Because our pension and other postretirement benefit plans are dependent on future events and circumstances and current actuarial assumptions, the impact at the time of adoption of SFAS No. 158 will differ from these amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first nine months of 2006, the Energy Services Group (ESG) produced revenue of $9.4 billion and operating income of $2.4 billion, reflecting an operating margin of 25.7%. Revenue increased $2.2 billion or 30% over the prior year period, primarily driven by higher activity in North America, Asia Pacific, the Middle East, and the North Sea. In the first nine months of 2006, ESG operating income increased $823 million or 51% compared to the first nine months of 2005. Internationally, ESG experienced 24% revenue growth and 47% operating income growth during the first nine months of 2006 as compared to the first nine months of 2005. Increased customer drilling and production activity, increased demand for our unique technologies, higher utilization of assets, and continued price increases have allowed us to consistently produce improved revenue and operating income.
For the first nine months of 2006, KBR revenue was down $302 million to $7.1 billion with operating income decreasing $226 million to $119 million, as compared to the same period in 2005. The revenue decline was primarily due to decreased military support activities in Iraq.
In July 2006, the United States Army announced it would rebid the LogCAP III contract for logistical support that KBR provided in Iraq, transitioning to a new LogCAP IV contract. The Army has determined it wants multiple service providers to perform the work currently provided entirely by us. KBR submitted the final portion of its bid in October 2006, and we understand the work will be awarded during the fourth quarter of 2006. We expect to complete all task orders currently open under the LogCAP III contract during 2007, including a $3.5 billion task order received during the third quarter of 2006. Backlog related to the LogCAP III contract at September 30, 2006 was $4.0 billion. In the first nine months of 2006, Iraq-related work contributed approximately $3.6 billion to consolidated revenue and $120 million to consolidated operating income, resulting in a 3.3% margin before corporate costs and taxes. In the first nine months of 2006, KBR has been awarded $113 million in LogCAP award fees as a result of our performance ratings. During the almost five-year period we have worked under this contract, we have been awarded 58 “excellent” ratings out of 70 total ratings.
In the second quarter of 2006, we recorded a $148 million charge, before income taxes and minority interest, related to our consolidated 50%-owned gas-to-liquids project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project experienced delays relating to civil unrest and security on the Escravos River, near the project site, with additional delays resulting from scope changes and engineering and construction modifications. In October 2006, we reached agreement with our customer to fund $206 million of the $269 million in unapproved change orders. The $69 million increase in change orders from June 30, 2006 is due to additional scope changes to the project. Portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. The project was approximately 38% complete as of September 30, 2006.
In May 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in an adjusted pretax gain, net of post-closing adjustments, of $120 million.
In the first nine months of 2006, KBR recorded $58 million of impairment charges related to our investment in a railway joint venture in Australia. This joint venture has sustained losses since the railway commenced operations in early 2004 and violated the joint venture’s loan covenants by failing to make an interest and principal payment in October 2006. The write-down of our investment in this joint venture in the first and third quarters of 2006 resulted from decreases in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin. The board of the joint venture is currently attempting to restructure debt payment terms and raise additional subordinated financing. The senior lenders have agreed to waive the financial covenant violations through December 31, 2006 to allow the shareholders time to arrange the additional financing.

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
Separation of KBR
We intend to completely separate KBR, Inc. from Halliburton as expeditiously as possible through a tax-free dividend distribution of KBR, Inc. stock to Halliburton stockholders. A Form 10 registration statement will be filed with the United States Securities and Exchange Commission (SEC) to register the shares of KBR, Inc. stock under the Securities Exchange Act of 1934. After the distribution, KBR, Inc. will be a separately traded public company. In addition, the separation of KBR, Inc., through the distribution of KBR, Inc. stock to Halliburton shareholders, will substantially reduce Halliburton’s shareholders’ equity.
The distribution of KBR, Inc. stock may be preceded by an initial public offering (IPO) of less than 20% of KBR. In April 2006, KBR, Inc. filed a Registration Statement on Form S-1 with the SEC for an IPO of less than 20% of KBR, Inc. and, in October 2006, filed Amendment No. 3 to that registration statement. We do not intend to delay the complete separation of KBR to wait on favorable conditions for an IPO of KBR, Inc.
We have submitted our request for a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its stockholders as a result of a distribution of KBR, Inc. stock. We expect to receive the ruling within the timeframe of completing the distribution, which we anticipate being no later than April 2007. Prior to the IPO or separation occurring, we will enter into various agreements to govern the separation of KBR from us, including, among others, a master separation agreement, a tax sharing agreement, transition services agreements and an employee matters agreement. The master separation agreement will provide for, among other things, KBR’s responsibility for liabilities relating to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton expects to provide indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority, or a settlement thereof, relating to alleged or actual violations of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes and regulations; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire by their terms. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement will provide for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we expect to continue providing various interim corporate support services to KBR, and KBR will continue to provide various interim corporate support services to us. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR will allocate liabilities and responsibilities relating to current and former employees and their participation in certain benefit plans. KBR’s Registration Statement on Form S-1 contains a more detailed description of these separation agreements.
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

Other corporate matters
In May 2006, our Board of Directors approved a dividend for the second quarter of 2006 of $0.075 per share, representing a 20% increase over previous quarterly dividends. The Board of Directors also finalized the terms of a two-for-one common stock split, following the shareholder approval at the 2006 annual shareholders meeting of a proposal to increase the number of authorized shares of common stock from one billion shares to two billion shares. On July 14, 2006, each shareholder of record as of June 23, 2006, received one additional share for each outstanding share held. All periods presented have been adjusted to reflect the common stock split.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors authorized an increase to our existing common share repurchase program of up to an additional $2.0 billion. For the three and nine months ended September 30, 2006, we repurchased approximately 27 million and 32 million shares of our common stock at an average price of $32.51 and $32.99, respectively. The total cost of repurchasing the 32 million shares was approximately $1.0 billion.
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and began expensing the cost of our employee stock option awards and our employee stock purchase plan. On a pretax basis, these costs totaled approximately $30 million in the first nine months of 2006 and are in addition to $26 million in costs we have historically expensed related to other equity based compensation and $10 million of incremental compensation cost related to modifications of previously granted stock-based awards retained when certain employees left the company. All expense related to stock compensation awards were charged to the segments to which each affected employee is assigned.
Business outlook
The outlook for our business remains favorable. Despite declining oil prices and softening natural gas prices in the third quarter of 2006, stronger than historical commodity prices, a lack of oil in storage compared to other periods when prices have been historically high, and continuing strong cash flow continue to drive increased spending plans for our exploration and production customers. Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more and more complex. Demand for our services in North America continues to be strong. We currently do not have enough capacity to serve all the customers seeking our pressure pumping services in North America. If some of our current customers were to decrease their activity levels, it would allow us to go to work for others, thus keeping our people and equipment highly utilized. Also, if natural gas drilling were to decrease, we expect to see our customers shift their focus to drilling oil wells in the near term, rather than letting the rigs go unutilized. However, we do believe that the softness in natural gas prices could, in the next three to six months, impact our ability to push through price increases as aggressively as we have in the past. Finally, we expect the energy services sector in regions outside North America to grow. Therefore, we have been and will continue investing resources predominantly in the Eastern Hemisphere, consistent with our initiative to grow our operations in that part of the world.
For the remainder of 2006, we will continue to focus on:
-
improving the utilization of our equipment and deploying additional resources to address the growing demand for our services and products, in particular, our pressure pumping services and directional drilling and formation evaluation tools in North America and the Eastern Hemisphere;

-	increasing pricing and reducing discounts, as the market allows, for ESG’s services and products, due to expected labor and material cost increases and high demand from customers;
-	leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity;
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

-
diversifying the services of our Government and Infrastructure segment. With the rebid of the LogCAP contract, we are focused on diversifying the Government and Infrastructure project portfolio. We continue to serve the United States Navy under the CONCAP construction contingency contract and are positioned for future contingency work for the United States Air Force under the AFCAP contract. In addition, we have strengthened our position with the United Kingdom Ministry of Defence; and

-	maintaining our ESG growth initiative both domestically and internationally through capital expenditures of approximately $875 million during 2006 and $1.2 billion in 2007.
Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

Foreign Corrupt Practices Act investigations
The United States Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, as well as the Halliburton energy services business, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at September 30, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at September 30, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
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
The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We are also aware that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the activities of TSKJ.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made to Nigerian officials. In addition, information recently uncovered suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Certain of these employees are current employees or a consultant of ours.  As a result, the consultant may be placed on suspension, and Halliburton's pending investigation will include a review of the actions of these employees.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until the suspensions, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United

States and of foreign countries. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the United States Department of Defense (DoD) and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
As of September 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

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
As of September 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2006 with cash and equivalents of $3.5 billion compared to $2.4 billion at December 31, 2005.
Significant sources of cash
Cash flows from operations contributed $2.9 billion to cash in the first nine months of 2006. In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $495 million at December 31, 2005 to $332 million at September 30, 2006.

We received approximately $166 million in asbestos- and silica-related insurance proceeds in the first nine months of 2006 and expect to receive additional amounts as follows:

Millions of dollars
October 1 through December 31, 2006	$1
2007	68
2008	46
2009	131
2010	16
Total	$262

During the first quarter of 2005, we sold $891 million in investments in marketable securities and received approximately $200 million from the sale of our 50% interest in Subsea 7, Inc. In the third quarter of 2005, we received $85 million from the sale of an investment in a United States toll road.
Further available sources of cash. We have available an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of September 30, 2006.
KBR has available an unsecured $850 million five-year revolving credit facility. Letters of credit that totaled $54 million were issued under the KBR revolving credit facility, thus reducing the availability under the credit facility to approximately $796 million at September 30, 2006. There were no cash drawings under the unsecured $850 million revolving credit facility as of September 30, 2006.
Any proceeds KBR receives from an initial public offering of KBR, Inc. common stock would be used to pay intercompany notes due to us.
Significant uses of cash
Capital expenditures of $619 million in the first nine months of 2006 were 31% higher than in the first nine months of 2005. Capital spending in the first nine months of 2006 was primarily directed to the Energy Services Group for the Production Optimization, Drilling and Formation Evaluation, and Fluid Systems segments.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During the first nine months of 2006, we repurchased approximately 32 million shares of our common stock at a cost of approximately $1.0 billion, or an average price per share of $32.99. The Board of Directors also approved a dividend for the third quarter of 2006 to shareholders of record at the close of business on September 1, 2006 of $0.075 per share, payable on September 22, 2006. We paid $231 million in dividends to our shareholders in the first nine months of 2006. We repurchased $41 million of debt at a total cost of $49 million in the first nine months of 2006. In the third quarter of 2006, we repaid, at par plus accrued interest, our $275 million 6.0% medium-term notes that matured.
In the first nine months of 2006, we contributed a total of $4 million to our domestic pension plans and $158 million to our international pension plans, which included ESG contributing $45 million, and KBR contributing $105 million to the United Kingdom pension plans. We expect the total amount contributed in 2006 for all pension plans to be approximately $169 million.
We also continued to fund operating cash shortfalls on the Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields off the coast of Brazil. During the first nine months of 2006, we funded approximately $34 million, net of revenue received.
Future uses of cash. Capital spending for 2006 is expected to be approximately $875 million and approximately $1.2 billion for 2007. The capital expenditures budget for 2006 includes a steady level of activities related to our DML shipyard and increased spending in the Energy Services Group to accommodate higher activity levels.
In future periods, we expect to make $1.0 billion to $2.0 billion annually in discretionary acquisitions in order to add to our oilfield products and technologies.

We will also continue with our discretionary share repurchase program, which has $2.0 billion remaining under it.
As of September 30, 2006, we had commitments to fund approximately $122 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $4 million of the commitments to be paid during the next twelve months.
In October 2006, the Board of Directors declared a dividend of $0.075 per share for the fourth quarter of 2006, payable Decmber 22, 2006 to shareholders of record at the close of business on December 1, 2006.
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
In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The receivables outstanding under this agreement were collected and the balance retired in the third quarter of 2005. As of December 31, 2005, the facility was terminated.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.0 billion of letters of credit or bank guarantees were outstanding as of September 30, 2006, including $551 million that relate to our joint ventures’ operations. Also included in the letters of credit outstanding as of September 30, 2006 were $15 million of performance letters of credit related to the Barracuda-Caratinga project. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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
Debt covenants. Letters of credit related to our Barracuda-Caratinga project and our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain financial ratios as defined by the agreements. For the letters of credit related to our Barracuda-Caratinga project, we are required to maintain interest coverage and leverage ratios. We are also required to maintain a maximum debt-to-capitalization ratio under our $1.2 billion revolving credit facility. At September 30, 2006, we were in compliance with these requirements.
In addition, the unsecured $850 million five-year revolving credit facility entered into by KBR contains covenants including a limitation on the amount KBR can invest in unconsolidated subsidiaries. KBR must also maintain financial ratios including a debt-to-capitalization ratio, a leverage ratio, and a fixed charge coverage ratio. At September 30, 2006, KBR was in compliance with these requirements.

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

The industries we serve are highly competitive with many substantial competitors for each segment. In the first nine months of 2006, based upon the location of the services provided and products sold, 33% of our consolidated revenue was from the United States, and 19% of our consolidated revenue was from Iraq, primarily related to work for the United States Government. In the first nine months of 2005, 27% of our consolidated revenue was from Iraq, and 27% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and gas prices for West Texas Intermediate (WTI) crude oil, United Kingdom Brent, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	September 30		December 31
Average Oil Prices (dollars per barrel)	2006	2005	2005
West Texas Intermediate	$70.80	$62.70	$56.30
United Kingdom Brent	70.03	61.57	54.45

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$6.35	$9.53	$8.79

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Land vs. Offshore	2006	2005	2006	2005
United States:
Land	1,624	1,330	1,533	1,250
Offshore	95	98	91	97
Total	1,719	1,428	1,624	1,347
Canada:
Land	490	492	477	416
Offshore	4	5	3	4
Total	494	497	480	420
International (excluding Canada):
Land	671	589	648	586
Offshore	270	266	269	257
Total	941	855	917	843
Worldwide total	3,154	2,780	3,021	2,610
Land total	2,785	2,411	2,658	2,252
Offshore total	369	369	363	358

	Three Months Ended		Nine Months Ended
	September 30		September 30
Oil vs. Gas	2006	2005	2006	2005
United States:
Oil	306	195	269	179
Gas	1,413	1,233	1,355	1,168
Total	1,719	1,428	1,624	1,347
Canada:
Oil	122	115	104	89
Gas	372	382	376	331
Total	494	497	480	420
International (excluding Canada):
Oil	720	659	703	643
Gas	221	196	214	200
Total	941	855	917	843
Worldwide total	3,154	2,780	3,021	2,610
Oil total	1,148	969	1,076	911
Gas total	2,006	1,811	1,945	1,699

Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas. Higher oil and gas prices usually result in higher exploration and production budgets. Higher prices also improve the economic attractiveness of marginal exploration areas. This drives additional investment by our customers in the sector, which benefits us. The opposite is true for lower oil and gas prices.

After reaching record highs and averaging approximately $74 per barrel in July 2006, oil prices declined for the remainder of the third quarter of 2006, averaging approximately $68 per barrel of Brent crude and $69 per barrel of WTI crude. The decline is primarily due to higher crude inventories and a decrease in hurricane risk. In October 2006, oil prices began to rise in response to the Organization of Petroleum Exporting Countries (OPEC) plan to cut supply by one million barrels per day. Oil prices for both WTI and Brent crude were just below $60 per barrel, as of October 24, 2006. Despite the quarter-over-quarter decline, oil prices continue to remain at historically high levels due to a combination of the following factors:
-	growth in worldwide petroleum demand remains robust, despite high oil prices;
-	projected growth in non-OPEC supplies is not expected to accommodate worldwide demand growth;
-	worldwide spare crude oil production capacity continues to remain low; and
-	fear of possible supply disruptions from OPEC, Iran, Iraq, Nigeria, and Venezuela due to political or social circumstances.
On August 1, 2006, the Henry Hub natural gas spot price was at a six-month high of $8.67 mmBtu, primarily due to high crude oil prices and higher demand for natural gas driven by the warmer climate. Subsequently, natural gas prices began to soften, declining to a nine-month low of $3.66 mmBtu on September 29, 2006, primarily due to moderate temperatures, high storage levels, and a lack of hurricane activity. Since this low, temperature-driven demand has pushed prices to $6.07 mmBtu as of October 18, 2006.
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
The price book increases we implemented in 2005 and the first half of 2006 increased revenue and operating income across all segments during the first three quarters of 2006. We continue to focus on instituting these price book increases and decreasing customer discounts as our customers’ contracts renew. From April 2006 to July 2006, we implemented several United States price book increases ranging from 5% to 12%, led by our pressure pumping services. We will continue to evaluate future United States price book increases. However, we do believe that softness in natural gas prices could, in the next three to six months, impact our ability to push through price increases as aggressively as we have in the past.
Overall outlook. The outlook for world oil demand continues to remain strong, with China, the Middle East, and North America accounting for approximately 72% of the expected demand growth in 2007. Excess oil production capacity is expected to remain constrained, and that, along with strong demand, is expected to keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The International Energy Agency continues to forecast world petroleum demand growth in 2007 to increase nearly 2% over 2006. Our customers have indicated they intend to continue their increased spending patterns throughout 2006. The longer duration of contracts being signed for drilling rigs indicates that the strong market in the oil service sector is likely to continue.
On a geographic basis, our business is well-positioned in North America, where our revenue for the first nine months of 2006 grew $1.3 billion compared to the first nine months of 2005. One of our fastest growing operations in this region is production enhancement, where we help our customers optimize their wells’ production rates by providing stimulation services. Among the other opportunities we expect to increase is the growth of deepwater drilling. Although overall rigs in the Gulf of Mexico have continued to decrease in 2006, demand to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are positioned to meet increasing customer demand. As a result, our revenue from the Gulf of Mexico was up 27% year-over-year, which contributed to a 113% increase in operating income in the Gulf of Mexico. Revenue from Canada compared to the first nine months of 2005 was up 32%, driven primarily by the Production Optimization segment. During the third quarter of 2006, our Drilling and Formation Evaluation and Fluid Systems segments were awarded multimillion-dollar contracts for a development project in Alaska.

During the first nine months of 2006, our ESG international revenue increased 24% or $979 million compared to the first nine months of 2005.
In the Middle East/Asia region, Saudi Arabia experienced 51% revenue growth compared to the first nine months of 2005 due to increased activity. In July 2006, we signed an agreement to provide the oilfield services component for the Saudi Aramco Al Khurais mega project. In the Asia Pacific area, China and Australia led revenue growth compared to the first nine months of last year, with Brunei and Sakhalin demonstrating large percentage revenue growth. In the third quarter of 2006, we were awarded two contracts in Indonesia totaling $110 million to provide cementing and stimulation services.
In our Europe/Africa/CIS region, North Sea activity has continued to grow with Norway, the United Kingdom, and the Netherlands accounting for 24% of revenue growth compared to the first nine months of 2005, led by the Production Optimization segment. In the second quarter of 2006, we signed a $193 million contract for cementing services, pumping, and drilling and completion fluids in Norway. Also in the second quarter, we signed an estimated $100 million contract to provide completion products and services for oil and gas operations in the United Kingdom, the Netherlands, Norway, and Ireland. In July 2006, we signed a $150 million contract to provide integrated drilling and well services in Norway. Russia experienced strong revenue and operating income growth compared to the first nine months of 2005. Activity in Africa has been volatile, but we have experienced overall revenue growth there of $132 million, representing a 19% increase compared to the first nine months of 2005. Fluid Systems growth in both Nigeria and Angola, coupled with Production Optimization growth across Africa, accounted for the largest part of the revenue growth in Africa. We are continuing to deploy additional wireline and perforating equipment, cementing equipment, and personnel into Libya, where we recorded our first wireline and perforating revenue in the third quarter of 2006 and expect to see growth later this year and into 2007.
In Latin America, we experienced 13% revenue growth during the first nine months of 2006 compared to the first nine months of 2005, despite a decrease in revenue from Mexico. This came largely from revenue growth of 54% in Ecuador and 38% in Columbia, both aided by the Fluid Systems contract start-ups that began in 2005. Double digit growth in Brazil, Argentina, and Venezuela also contributed to Latin America’s revenue growth. The revenue decline in Mexico resulted from lower activity on the turnkey drilling project, which began in 2004 and was completed in July of 2006.
As drilling activity remains strong, demand for Sperry Drilling Services is high in most regions of the world. As these services have high margins associated with them, we are increasing our capital spending in this area, especially for international markets.
Finally, technology is an important aspect of our business, and we continue to focus on the development, introduction, and application of new technologies. Therefore, we expect our 2007 investment in research and development to increase approximately 30% compared to 2006.
KBR
KBR provides a wide range of services to energy, chemical, and industrial customers and government entities worldwide. KBR’s customer base includes leading national and international oil and gas companies, independent refiners, petrochemical producers, fertilizer producers, and domestic and foreign government entities. KBR projects are generally longer-term in nature than our ESG work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities, such as local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for KBR’s services depends primarily on its customers’ capital expenditures for construction and defense services. KBR is currently benefiting from increased capital expenditures by our petroleum and petrochemical customers driven by high crude oil and natural gas prices and general global economic expansion. Additionally, the heightened focus on global security and major military force realignments, as well as a global expansion in government outsourcing, have all contributed to increased demand for KBR’s services.
Our Government and Infrastructure segment provides support services to military and civilian branches of governments throughout the world. The Government and Infrastructure segment’s most significant contract is the worldwide United States Army logistics contract, known as LogCAP. We were awarded the competitively bid LogCAP III contract in December 2001 from the Army Materiel Command (AMC) to provide worldwide United States Army logistics services. The contract is a one-year contract with nine one-year renewal options. We are currently in year five of the contract.

Our government services revenue related to Iraq under our LogCAP III and other contracts totaled approximately $3.6 billion in the nine months ended September 30, 2006, $5.4 billion in 2005, and $7.1 billion in 2004. We expect the volume of work under our LogCAP III contract to continue to decline as our customer scales back the amount of services we provide under this contract. During the second quarter of 2006, the DoD announced that it would solicit competitive bids for a new, multiple provider LogCAP IV contract to replace the current LogCAP III contract, under which we are the sole provider. A decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse affect on our business, results of operations, and cash flow. In October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We understand that the work will be awarded during the fourth quarter of 2006. We expect to complete all open task orders under the LogCAP III contract during 2007, including a $3.5 billion task order received during the third quarter of 2006. In order to diversify our government services portfolio, we continue to expand our work for the United States Air Force under the AFCAP contract and for the United Kingdom Ministry of Defence. In addition, KBR was awarded the competitively bid Indefinite Delivery/Indefinite Quantity contract in the first quarter of 2006 to support the Department of Homeland Security’s United States Immigration and Customs Enforcement facilities in the event of an emergency. This contract has a five-year term, consisting of a one-year base period and four one-year options.
In the second quarter of 2006, a $13.9 billion private finance initiative contract was signed with the United Kingdom Ministry of Defence for the Allenby and Connaught project. This project is operated by a joint venture in which we have a 45% ownership interest. The project is for 35 years and consists of a nine-year construction project to upgrade the British Army’s garrisons at Aldershot and the Salisbury Plain in the United Kingdom. The contract also includes provisions for additional services to be performed over the 35-year period, including catering, transportation, office services, and maintenance services.
In the civil infrastructure sector, we believe there has been a general trend of historic under-investment. In particular, infrastructure related to the quality of water, wastewater, roads and transportation, airports, and educational facilities has declined, while demand for expanded and improved infrastructure continues to outpace funding. As a result, we expect increased opportunities for our engineering and construction services and for our privately financed project activities, as our knowledge of financing structures makes us an attractive partner for state and local governments undertaking important infrastructure projects.
Our Energy and Chemicals segment develops energy and chemical projects throughout the world, including LNG and GTL gas monetization facilities, refineries, petrochemical plants, offshore oil and gas production platforms, and synthesis gas facilities. The major focus is on our gas monetization work. For the global market, forecasted LNG growth remains strong and is expected to grow rapidly. Significant numbers of new LNG liquefaction plants and LNG receiving terminal projects are proposed worldwide and are in various stages of development. Committed LNG liquefaction engineering, procurement, and construction (EPC) projects will yield substantial growth in worldwide LNG liquefaction capacity. This trend is expected to continue through 2007 and beyond. At September 30, 2006, we had $4.2 billion in backlog related to major gas monetization projects.
In the first quarter of 2006, we signed a $400 million contract for the construction of the EBIC ammonia project in Egypt. This contract is a turnkey engineering, procurement, construction, commissioning, and testing contract to design and construct an ammonia plant. In July 2006, we signed a lump-sum services contract for engineering, procurement, and construction management of a 1.35 million ton-per-year ethylene plant to be built in Saudi Arabia. In the third quarter of 2006, we signed a contract to provide project management and cost-reimbursable engineering, procurement, and construction management for the development of offshore upstream gas production facilities and the development of an onshore GTL plant in Qatar. When complete, it will be the largest GTL complex in the world.
In March 2006, we signed an agreement to sell KBR’s Production Services group, which was part of our Energy and Chemicals segment. In the second quarter of 2006, we completed the sale of KBR’s Production Services group. Under the terms of the agreement, we received net proceeds of $265 million resulting in an adjusted pretax gain, net of post-closing adjustments, of $120 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations for all periods presented.

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
We are continuing with our strategy to move away from offshore fixed-price engineering, procurement, installation, and commissioning (EPIC) contracts within our Energy and Chemicals segment. We have only two remaining major fixed-price EPIC offshore projects. As of September 30, 2006, they were substantially complete.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

	Three Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$1,418	$1,032	$386	37%
Fluid Systems	928	731	197	27
Drilling and Formation Evaluation	845	663	182	28
Digital and Consulting Solutions	201	171	30	18
Total Energy Services Group	3,392	2,597	795	31
Government and Infrastructure	1,838	1,880	(42)	(2)
Energy and Chemicals	601	435	166	38
Total KBR	2,439	2,315	124	5
Total revenue	$5,831	$4,912	$919	19%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$887	$626	$261	42%
Latin America	107	80	27	34
Europe/Africa/CIS	251	200	51	26
Middle East/Asia	173	126	47	37
Subtotal	1,418	1,032	386	37
Fluid Systems:
North America	489	369	120	33
Latin America	109	88	21	24
Europe/Africa/CIS	215	177	38	21
Middle East/Asia	115	97	18	19
Subtotal	928	731	197	27
Drilling and Formation Evaluation:
North America	289	225	64	28
Latin America	121	103	18	17
Europe/Africa/CIS	198	172	26	15
Middle East/Asia	237	163	74	45
Subtotal	845	663	182	28
Digital and Consulting Solutions:
North America	73	50	23	46
Latin America	53	53	-	-
Europe/Africa/CIS	44	40	4	10
Middle East/Asia	31	28	3	11
Subtotal	201	171	30	18
Total Energy Services Group revenue
by region:
North America	1,738	1,270	468	37
Latin America	390	324	66	20
Europe/Africa/CIS	708	589	119	20
Middle East/Asia	556	414	142	34
Total Energy Services Group revenue	$3,392	$2,597	$795	31%

	Three Months Ended
OPERATING INCOME (LOSS):	September 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$406	$248	$158	64%
Fluid Systems	211	139	72	52
Drilling and Formation Evaluation	227	144	83	58
Digital and Consulting Solutions	62	35	27	77
Total Energy Services Group	906	566	340	60
Government and Infrastructure	53	150	(97)	(65)
Energy and Chemicals	45	(10)	55	NM
Total KBR	98	140	(42)	(30)
General corporate	(36)	(26)	(10)	(38)
Total operating income	$968	$680	$288	42%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$300	$182	$118	65%
Latin America	25	8	17	213
Europe/Africa/CIS	45	29	16	55
Middle East/Asia	36	29	7	24
Subtotal	406	248	158	64
Fluid Systems:
North America	135	84	51	61
Latin America	19	10	9	90
Europe/Africa/CIS	35	34	1	3
Middle East/Asia	22	11	11	100
Subtotal	211	139	72	52
Drilling and Formation Evaluation:
North America	89	58	31	53
Latin America	24	17	7	41
Europe/Africa/CIS	41	35	6	17
Middle East/Asia	73	34	39	115
Subtotal	227	144	83	58
Digital and Consulting Solutions:
North America	34	23	11	48
Latin America	11	5	6	120
Europe/Africa/CIS	11	3	8	267
Middle East/Asia	6	4	2	50
Subtotal	62	35	27	77
Total Energy Services Group
operating income by region:
North America	558	347	211	61
Latin America	79	40	39	98
Europe/Africa/CIS	132	101	31	31
Middle East/Asia	137	78	59	76
Total Energy Services Group
operating income	$906	$566	$340	60%
NM      - Not Meaningful
    Note 1 - All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production
                        Optimization into the Drilling and Formation Evaluation segment.

The increase in consolidated revenue in the third quarter of 2006 compared to the third quarter of 2005 was attributable to increased revenue from our Energy Services Group, primarily from increased activity and our ability to raise prices due to higher exploration and production spending by our customers. Also contributing to the increase in consolidated revenue was higher revenue from gas monetization projects. This was partially offset by a $32 million impairment charge taken on an equity method joint venture railroad project in Australia. Additionally, approximately $46 million in revenue was lost during the third quarter of 2005 due to Gulf of Mexico hurricanes. International revenue was 68% of consolidated revenue in the third quarter of 2006 and 71% of consolidated revenue in the third quarter of 2005. Revenue from the United States Government for all geographic areas was approximately $1.5 billion or 25% of consolidated revenue in the third quarter of 2006 compared to $1.5 billion or 30% of consolidated revenue in the third quarter of 2005.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from improved demand due to increased rig activity and improved pricing and asset utilization. KBR’s operating income declined primarily due to a $32 million impairment charge taken on an equity method joint venture railroad project in Australia. Contributing to consolidated operating income in the third quarter of 2005 was $85 million in operating income related to the sale of an interest in a United States toll road. Also, included in the third quarter of 2005 operating income was an approximate $33 million adverse impact of Gulf of Mexico hurricanes. Of the $33 million impact to operating income in the third quarter of 2005, $28 million related to ESG and $5 million related to KBR.
In the third quarter of 2006, Iraq-related work contributed approximately $1.2 billion to consolidated revenue and $45 million to consolidated operating income, a 3.7% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the third quarter of 2005 resulted from a 37% improvement in revenue from production enhancement services and a 45% improvement in sales of completion tools. Both product service lines generated revenue growth in all four regions. The increase in sales of production enhancement services stemmed from higher demand for onshore and offshore stimulation services, increased equipment utilization, and improved pricing in North America, and increased stimulation services in Mexico and Russia. Increased sales of completion tools largely resulted from improved test and sand control tool sales in Brazil, Malaysia, and Angola. WellDynamics revenue decreased 15% due to lower activity in the Middle East, partially offset by increased activity in Asia Pacific. Hurricanes in the Gulf of Mexico in the third quarter of 2005 had an approximate $16 million adverse impact on segment revenue. International revenue was 43% of total segment revenue in the third quarter of 2006 compared to 45% in the third quarter of 2005.
Increased operating income for the segment compared to the third quarter of 2005 was driven by production enhancement services operating income, which grew 58%. The improvement spanned all regions, particularly driven by increased activity in North America, Africa, Mexico, and Venezuela. Completion tools operating income more than doubled, with the improvements derived from all regions, primarily in completion and sand control tool sales in Angola and Nigeria, test tool sales in Malaysia, and swellable packer sales in Asia Pacific. Partially offsetting these improvements was decreased activity in Kazakhstan. WellDynamics operating income decreased $9 million. Hurricanes in the Gulf of Mexico in the third quarter of 2005 negatively impacted segment results by approximately $8 million.
Fluid Systems revenue improvement in the third quarter of 2006 compared to the third quarter of 2005 resulted from a 27% increase in revenue from cementing activities and a 26% increase in revenue from sales of Baroid Fluid Services. Both product service lines realized revenue growth in all four regions, particularly from increased prices and activity in the United States. Baroid Fluid Services also benefited from increased activity in Venezuela, a new contract and increased drilling activity in Eurasia, and improved sales in Nigeria and Angola. These improvements were partially offset by the completion of a contract in Indonesia. Cementing activities further benefited from a new contract and increased activity in Eurasia, increased sales and activity in Australia, and new contracts in Indonesia. Total segment revenue in the third quarter of 2005 was adversely impacted by approximately $22 million due to Gulf of Mexico hurricanes. International revenue was 51% of total segment revenue in the third quarter of 2006 compared to 54% in the third quarter of 2005.

The segment operating income improvement compared to the third quarter of 2005 was led by a 60% increase from Baroid Fluid Services on improved product mix in the United States, increased activity in Mexico, and increased operations in Venezuela. Cementing services operating income increased 49% on improved prices and increased activity in the United States and a new contract and increased sales in Asia Pacific. Hurricanes in the Gulf of Mexico negatively impacted segment results by approximately $15 million in the third quarter of 2005.
Drilling and Formation Evaluation increase in revenue compared to the third quarter of 2005 spanned all geographic regions within each of its product service lines. All product service lines benefited substantially from increased rig activity in onshore United States. Drilling services contributed a 28% increase, with 75% growth in Asia Pacific driven by new contracts and higher rig activity and 59% growth in the Gulf of Mexico on increased directional drilling activity. Partially offsetting drilling services revenue growth were nonrecurring direct sales in Africa in the third quarter of 2005. Revenue from wireline and perforating services increased 29% from new contracts in the Middle East and improved pricing and increased activity in Asia Pacific. Drill bits revenue increased 23%, primarily on a 59% increase in Asia Pacific due to higher rig counts. Hurricanes in the Gulf of Mexico in the third quarter of 2005 adversely impacted segment revenue by approximately $8 million. International revenue was 71% of total segment revenue in the third quarter of 2006 and 72% in the third quarter of 2005.
The increase in segment operating income in the third quarter of 2006 spanned all regions. Drilling services results increased 68% over the third quarter of 2005, most notably due to Gulf of Mexico operating income and Eurasia operating income more than tripling on improved product mix over the prior year quarter. These improvements were partially offset by a decrease in direct sales in Africa. Wireline and perforating services increased 53%, derived primarily from improved pricing and increased activity in the United States, the Middle East, and Asia Pacific. Drill bit sales operating income grew 37% over the prior year third quarter, largely driven by increased activity in the United States, higher sales of coring services in the Middle East, and improved market share in Asia Pacific. Partially offsetting these improvements was a decline in North Sea activity. Segment results in the third quarter of 2005 were adversely impacted by approximately $5 million due to Gulf of Mexico hurricanes.
Digital and Consulting Solutions revenue improvement for the third quarter of 2006 compared to the third quarter of 2005 was led by a 24% increase in Landmark, primarily reflecting higher software sales and consulting and customer support services in all four regions. Positively impacting results in the third quarter of 2006 was $10 million of earnings in an equity method investment. Project management services revenue decreased 6% from the third quarter of 2005 due to the completion of two fixed-price integrated solutions projects in southern Mexico. International revenue was 65% of total segment revenue in the third quarter of 2006 compared to 72% in the third quarter of 2005.
The segment operating income improvement primarily reflects Landmark results more than doubling, primarily on increased software sales in the United States. Project management services operating income increased 55% primarily on favorable project cost adjustments on the completed integrated solutions projects in southern Mexico.
Government and Infrastructure revenue in the third quarter of 2006 declined $42 million compared to the third quarter of 2005, chiefly resulting from decreased revenue related to worldwide United States naval assessment and repair work under the CONCAP III contract and an impairment charge of $32 million on an equity method railroad investment in Australia. This decrease was partially offset by an $11 million increase in revenue from the DML shipyard and other various government related activities.
Government and Infrastructure operating income decreased $97 million compared to the third quarter of 2005. Results in the third quarter of 2006 included an impairment charge of $32 million on an equity method joint venture railroad project in Australia. Also contributing to the decrease was $85 million in operating income related to the sale of an interest in a United States toll road in the third quarter of 2005. The decreases were partially offset by a $15 million increase in operating income from the DML shipyard.
Energy and Chemicals revenue in the third quarter of 2006 increased $166 million compared to the third quarter of 2005 due to a $178 million increase in revenue from gas monetization projects in Nigeria, Qatar, and Yemen and an ammonia project in Egypt. Multiple projects in Algeria contributed $52 million to the increase in revenue over the prior year quarter. These improvements were partially offset by a $70 million decrease on a crude oil project in Canada.

Segment operating income totaled $45 million in the third quarter of 2006 compared to a $10 million operating loss in the third quarter of 2005. The third quarter of 2005 results included a $47 million impairment charge on an equity method investment in Algeria. Also contributing to the positive variance was a $9 million loss on an Algerian gas processing plant project in the third quarter of 2006 compared to a $23 million loss in the third quarter of 2005. The segment operating income increase was partially offset by a $7 million decrease on gas monetization projects in Nigeria and Indonesia.
General corporate expenses were $36 million in the third quarter of 2006 compared to $26 million in the third quarter of 2005, primarily due to increased professional fees.

NONOPERATING ITEMS

Interest expense decreased $9 million in the third quarter of 2006 compared to the third quarter of 2005 due to the repayment in August 2006 of our $275 million 6% medium-term notes and the repayment in October 2005 of our $300 million floating rate senior notes.
Interest income increased $27 million in the third quarter of 2006 compared to the third quarter of 2005 due to higher interest rate driven earnings on higher cash balances.
Foreign currency losses, net increased $8 million compared to the third quarter of 2005 primarily due to losses on British pound sterling, Kazakhstan tenge, and the Indonesian rupiah.
Other, net in the third quarter of 2005 included $3 million in costs related to our ESG accounts receivable securitization facility and sales of our United States Government accounts receivable.
Minority interest in net income of subsidiaries increased $4 million compared to the third quarter of 2005 related primarily to increased earnings from the DML shipyard and M.W. Kellogg Limited.
Provision for income taxes from continuing operations of $320 million in the third quarter of 2006 resulted in an effective tax rate of 33% compared to an effective tax rate of 20% in the third quarter of 2005. Our annualized tax rate as applied to 2005 was lower because we were able to reduce our previously-recorded valuation allowance against our United States net operating loss. This reduction occurred due to an increase in our projection of full-year 2005 United States taxable income. This additional income reduced the number of years we projected foreign tax credits to be displaced by the United States net operating loss.
Income (loss) from discontinued operations, net of tax in the third quarter of 2005 primarily consisted of $11 million of pretax income related to Production Services operations.

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine Months Ended
REVENUE:	September 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$3,906	$2,837	$1,069	38%
Fluid Systems	2,634	2,061	573	28
Drilling and Formation Evaluation	2,344	1,859	485	26
Digital and Consulting Solutions	562	495	67	14
Total Energy Services Group	9,446	7,252	2,194	30
Government and Infrastructure	5,427	6,003	(576)	(10)
Energy and Chemicals	1,687	1,413	274	19
Total KBR	7,114	7,416	(302)	(4)
Total revenue	$16,560	$14,668	$1,892	13%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$2,392	$1,658	$734	44%
Latin America	296	252	44	17
Europe/Africa/CIS	716	554	162	29
Middle East/Asia	502	373	129	35
Subtotal	3,906	2,837	1,069	38
Fluid Systems:
North America	1,386	1,035	351	34
Latin America	303	273	30	11
Europe/Africa/CIS	599	477	122	26
Middle East/Asia	346	276	70	25
Subtotal	2,634	2,061	573	28
Drilling and Formation Evaluation:
North America	822	630	192	30
Latin America	343	295	48	16
Europe/Africa/CIS	534	468	66	14
Middle East/Asia	645	466	179	38
Subtotal	2,344	1,859	485	26
Digital and Consulting Solutions:
North America	192	143	49	34
Latin America	154	151	3	2
Europe/Africa/CIS	128	118	10	8
Middle East/Asia	88	83	5	6
Subtotal	562	495	67	14
Total Energy Services Group revenue
by region:
North America	4,792	3,466	1,326	38
Latin America	1,096	971	125	13
Europe/Africa/CIS	1,977	1,617	360	22
Middle East/Asia	1,581	1,198	383	32
Total Energy Services Group revenue	$9,446	$7,252	$2,194	30%

	Nine Months Ended
OPERATING INCOME (LOSS):	September 30		Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$1,087	$759	$328	43%
Fluid Systems	586	387	199	51
Drilling and Formation Evaluation	588	375	213	57
Digital and Consulting Solutions	163	80	83	104
Total Energy Services Group	2,424	1,601	823	51
Government and Infrastructure	141	275	(134)	(49)
Energy and Chemicals	(22)	70	(92)	(131)
Total KBR	119	345	(226)	(66)
General corporate	(102)	(95)	(7)	(7)
Total operating income	$2,441	$1,851	$590	32%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$796	$567	$229	40%
Latin America	59	42	17	40
Europe/Africa/CIS	119	73	46	63
Middle East/Asia	113	77	36	47
Subtotal	1,087	759	328	43
Fluid Systems:
North America	375	235	140	60
Latin America	51	41	10	24
Europe/Africa/CIS	95	77	18	23
Middle East/Asia	65	34	31	91
Subtotal	586	387	199	51
Drilling and Formation Evaluation:
North America	240	150	90	60
Latin America	62	43	19	44
Europe/Africa/CIS	108	86	22	26
Middle East/Asia	178	96	82	85
Subtotal	588	375	213	57
Digital and Consulting Solutions:
North America	97	37	60	162
Latin America	25	(1)	26	NM
Europe/Africa/CIS	28	32	(4)	(13)
Middle East/Asia	13	12	1	8
Subtotal	163	80	83	104
Total Energy Services Group
operating income by region:
North America	1,508	989	519	52
Latin America	197	125	72	58
Europe/Africa/CIS	350	268	82	31
Middle East/Asia	369	219	150	68
Total Energy Services Group
operating income	$2,424	$1,601	$823	51%
NM      - Not Meaningful
Note 1 - All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production Optimization into the Drilling and Formation Evaluation segment.

The increase in consolidated revenue in the first nine months of 2006 compared to the first nine months of 2005 was attributable to increased revenue from our Energy Services Group, predominantly from increased drilling activity, higher utilization of our equipment, and our ability to raise prices due to higher exploration and production spending by our customers. This was partially offset by reduced revenue from KBR primarily on government services projects in the Middle East. International revenue was 67% of consolidated revenue in the first nine months of 2006 and 73% of consolidated revenue in the first nine months of 2005. Revenue from the United States Government for all geographic areas was approximately $4.4 billion or 26% of consolidated revenue in the first nine months of 2006 compared to $4.8 billion or 33% of consolidated revenue in the first nine months of 2005.
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
In the first nine months of 2006, Iraq-related work contributed approximately $3.6 billion to consolidated revenue and $120 million to consolidated operating income, resulting in a 3.3% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization revenue increase compared to the first nine months of 2005 was attributable to a 42% increase in revenue from production enhancement services and a 26% increase from completion tools and services. Segment revenue in the Western Hemisphere increased 41% compared to the first nine months of 2005 and segment revenue in the Eastern Hemisphere increased 31%. Both product service lines had increases in all geographic areas, with a 44% revenue increase in the United States due to higher drilling activity, improved pricing, greater capacity, and efficient equipment utilization. Production enhancement services had revenue increases exceeding 30% in the Europe/Africa/CIS and Middle East/Asia regions. Sales of completion tools and services benefited from increased completions, drill stem test, and reservoir performance monitoring activities in Angola, Brazil, and Malaysia. International revenue was 44% of total segment revenue in the first nine months of 2006 compared to 46% in the first nine months of 2005.
The increase in segment operating income in the first nine months of 2006 compared to the first nine months of 2005 was primarily due to a 73% increase in production enhancement services spanning all regions. The increase in production enhancement services operating income was due primarily to higher activity, stronger utilization, and improved pricing in the United States. Additionally, production enhancement services results increased 70% internationally compared to the first nine months of 2005, in part due to expanded worldwide operations. Completion tools operating income increased almost 50% compared to the first nine months of 2005, with 81% of the growth coming from international activity. Operating income in the first nine months of 2005 included a $110 million gain on the sale of our Subsea 7, Inc. equity interest.
Fluid Systems revenue increase compared to the first nine months of 2005 came from all regions but primarily from the United States due to increased rig counts and pricing improvements. A 28% increase in revenue from cementing services benefited from increased service activity and improved sales in Indonesia, Russia, and Australia. Completion of contracts and delays related to drilling programs in Mexico adversely affected Latin America revenue during the first nine months of 2006. Baroid Fluid Services revenue grew 27% largely on increased sales in Russia and Sakhalin, higher rig activity in Angola and Nigeria, and increased operations in Venezuela, which was partially offset by contracts expiring in Indonesia. International revenue was 52% of total segment revenue in the first nine months of 2006 compared to 54% in the first nine months of 2005.
The increase in Fluid Systems segment operating income compared to the first nine months of 2005 was driven by increases in both cementing services and Baroid Fluid Services. Cementing services income increased 51% due to higher drilling activity and pricing improvements in the United States and improved results in Europe and Indonesia. These results were partially offset by lower offshore activity in Mexico. Baroid Fluid Services operating income increased 51% due primarily to continued strong activity and pricing improvements in North America and increased operations in Venezuela.

Drilling and Formation Evaluation revenue increase compared to the first nine months of 2005 resulted from a 28% increase in drill bits revenue, a 26% increase in drilling services revenue, which spanned all four regions, and a 25% increase in wireline and perforating service revenue, which also spanned all four regions. Sales of drill bits largely benefited from increased fixed cutter sales in the United States and increased drilling activity in Canada and Middle East/Asia. The drilling services revenue increase was primarily due to higher drilling activity, improved pricing, and introduction of new technology in North America, along with sales growth in Latin America, the United Kingdom, and Middle East/Asia. Wireline and perforating services revenue grew due to improved pricing, greater capacity, and increased cased-hole activity in the United States, and new contracts in the Middle East/Asia. International revenue was 70% of total segment revenue in the first nine months of 2006 compared to 72% in the first nine months of 2005.
The segment operating income increase compared to the first nine months of 2005 came from all geographic regions, with North America and Middle East/Asia as the largest contributors, primarily due to improved pricing, increased rig activity, and higher equipment utilization. Drill bits operating income increased 55%, with its international operating income almost doubling. Contributing to drill bits international operating income increase were improvements in Canada and Middle East/Asia. Drilling services operating income grew 65% on increased activity, partially offset by lower activity in Canada and Africa. Wireline and perforating services operating income increased 47% largely due to increased activity, improved product mix, and reservoir description tool deployment in the Middle East/Asia region, where wireline and perforating services operating income increased 88%.
Digital and Consulting Solutions revenue increase compared to the first nine months of 2005 was primarily attributable to Landmark, with revenue increasing 19%. Landmark revenue grew in all four regions, with the largest increase occurring in Latin America due to stronger sales of consulting and software maintenance and support services. Project management revenue in the first nine months of 2006 decreased 5% compared to the first nine months of 2005 due to the completion of two fixed-price integrated solutions projects in southern Mexico. International revenue was 68% of total segment revenue in the first nine months of 2006 compared to 73% in the first nine months of 2005.
The segment operating income increase compared to the first nine months of 2005 was $83 million. Improvement came from a 98% increase in Landmark operating income. The first nine months of 2006 included a gain of $10 million from the sale of an investment accounted for under the cost method and operating income of $13 million from earnings on an equity method investment. Project management recorded $23 million in losses in the first nine months of 2005 on two fixed-price integrated solutions projects in Mexico. Also included in the 2005 results was a $17 million favorable insurance settlement related to a pipe fabrication and laying project in the North Sea.
Government and Infrastructure revenue for the first nine months of 2006 was $5.4 billion, a $576 million decrease compared to the first nine months of 2005. The majority of the decrease resulted from lower activities in Iraq and a government infrastructure project in Afghanistan totaling $580 million. Partially offsetting the decreases was increased revenue of $51 million related to worldwide United States Naval assessment and repair work under the CONCAP III contract. In addition, revenue was negatively impacted by $58 million of impairment charges related to an equity investment in an Australian railroad operation.
Segment operating income for the first nine months of 2006 was $141 million compared to $275 million in the first nine months of 2005, a decrease of $134 million. Operating income from Iraq-related work decreased $12 million. In addition, the first nine months of 2006 operating income was negatively impacted by $58 million in impairment charges recorded on an equity investment in an Australian railroad operation and a $17 million impairment charge recorded on an equity investment in a joint venture road project in the United Kingdom, partially offset by a $12 million increase in DML shipyard operations and a $6 million gain on sale of part of our interest in a United Kingdom government project. Operating income in the first nine months of 2005 included an $85 million gain on the sale of an investment in a United States toll road in the third quarter of 2005.

Energy and Chemicals revenue for the first nine months of 2006 was $1.7 billion compared to $1.4 billion for the first nine months of 2005. The increase in revenue was primarily due to an aggregated $284 million increase on GTL projects located in Nigeria and Qatar, a $125 million increase from an ammonia project in Egypt, a $54 million increase from an LNG project in Yemen, and a $136 million increase from several projects in Algeria. Partially offsetting the segment revenue improvement were a $194 million decrease from a crude oil facility project in Canada, a $75 million decrease from an olefin expansion project in the United States, a $68 million decrease in revenue from two offshore engineering and management projects, and a $41 million decrease in revenue from the Barracuda-Caratinga and Belanak projects.
Energy and Chemicals posted a $22 million loss for the first nine months of 2006 compared to $70 million operating income in the first nine months of 2005. The $92 million decrease was primarily due to a $148 million charge on the Escravos, Nigeria GTL project in the first nine months of 2006. In addition, segment results in the first nine months of 2006 were impacted by a $20 million decrease in operating income on a crude oil facility in Canada and a $15 million decrease from an LNG project in Indonesia. Partially offsetting these declines were operating income increases of $39 million from an ammonia plant construction project in Egypt, $26 million from an LNG project in Yemen, and $19 million from the an oil and gas development project in Algeria. In addition, KBR recorded $47 million of charges in 2005 related to an investment in an unconsolidated Algerian joint venture.
General corporate expenses were $102 million in the first nine months of 2006 compared to $95 million in the first nine months of 2005. The nine months of 2005 included costs of a $7 million legal settlement. In addition, general corporate expenses in the first nine months of 2006 were impacted by increases in executive compensation and legal costs.

NONOPERATING ITEMS

Interest expense decreased $22 million in the first nine months of 2006 compared to the first nine months of 2005, primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes, the repayment in October 2005 of $300 million of our floating rate senior notes, and the repayment in August 2006 of $275 million of our medium-term notes.
Interest income increased $72 million in the first nine months of 2006 compared to the first nine months of 2005 due to higher interest rate driven earnings on higher cash balances.
Foreign currency losses, net increased $3 million from $9 million in net losses in the first nine months of 2005, primarily due to the impact of United States dollar proceeds from the sale of Production Services that were received by our United Kingdom-based subsidiary, which uses British sterling as its functional currency.
Provision for income taxes from continuing operations in the first nine months of 2006 of $801 million resulted in an effective tax rate of 33% compared to an effective tax rate of 26% in the first nine months of 2005. The lower rate for 2005 was primarily attributable to the release of a portion of the valuation allowance from our United States net operating loss carryforward.
Minority interest in net income of subsidiaries decreased $39 million compared to the first nine months of 2005 primarily due to the loss from the consolidated 50%-owned gas-to-liquids project in Escravos, Nigeria.
Income from discontinued operations, net of tax in the first nine months of 2006 primarily consisted of a $120 million pretax gain on the sale of KBR’s Production Services group and $14 million of pretax income related to Production Services operations. Income from discontinued operations in the first nine months of 2005 primarily consisted of $32 million of pretax income related to Production Services operations.

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

In May 2004, we entered into an agreement to sell, assign, and transfer the entire title and interest in specified United States government accounts receivable of KBR to a third party. The face value of the receivables sold to the third party was reflected as a reduction of accounts receivable in our condensed consolidated balance sheets. The receivables outstanding under this agreement were collected and the balance retired in the third quarter of 2005. As of December 31, 2005, the facility was terminated.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of September 30, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 13 federal and state superfund sites for which we have established a liability. As of September 30, 2006, those 13 sites accounted for approximately $10 million of our total $38 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123(R). The SEC rule provides that SFAS No. 123(R) is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective application. Accordingly, we recorded compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. Also, beginning with the January 1, 2006 purchase period, compensation costs for our employee stock purchase plan are being expensed. See Note 13 to the condensed consolidated financial statements for further information.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will not elect early adoption of this interpretation and will adopt the provisions of FIN 48 beginning January 1, 2007. We are currently evaluating what impact, if any, this statement will have on our financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS. No. 158 requires an employer to:
-	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of pension and other postretirement benefit plans;
-	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and postretirement plan in the year in which the changes occur;
-	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and
-	disclose additional information.
The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt SFAS No. 158 requirements for our fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We will not elect early adoption of these additional SFAS No. 158 requirements and will adopt these requirements for our fiscal year ending December 31, 2008.
We are currently assessing the quantitative impact to our financial statements, which we believe will be material. For example, using the information disclosed as of December 31, 2005, total assets as of December 31, 2005 would have been approximately $34 million lower, total liabilities would have been approximately $242 million higher, minority interest would have been approximately $74 million lower, and shareholders’ equity would have been $202 million lower. Because our pension and other postretirement benefit plans are dependent on future events and circumstances and current actuarial assumptions, the impact at the time of adoption of SFAS No. 158 will differ from these amounts.

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

United States Government Contract Work
We provide substantial work under our government contracts to the DoD and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and contracts to rebuild Iraq’s petroleum industry, such as PCO Oil South. Our government services revenue related to Iraq totaled approximately $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2006 compared to $1.2 billion and $4.1 billion for the three and nine months ended September 30, 2005.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs.  Approximately $55 million has been withheld as of September 30, 2006, of which $17 million has been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve this issue.
Other issues. The DCAA is continuously performing audits of costs incurred for the foregoing and other services provided by us under our government contracts. During these audits, there have been questions raised by the DCAA about the reasonableness or allowability of certain costs or the quality or quantity of supporting documentation. Recently, the DCAA has raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.  The DCAA might recommend withholding some portion of the questioned costs while the issues are being resolved with our customer. Because of the intense scrutiny involving our government contracts operations, issues raised by the DCAA may be more difficult to resolve. We do not believe any potential withholding will have a significant or sustained impact on our liquidity.
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
Claims
We had unapproved claims totaling $45 million at September 30, 2006 and $69 million at December 31, 2005 for the LogCAP and PCO Oil South contracts. Of the $45 million of unapproved claims outstanding at September 30, 2006, $44 million are considered to be probable of collection and have been recognized as revenue. The remaining $1 million of unapproved claims are not considered probable of collection and have not been recognized as revenue. Similarly, of the $69 million of unapproved claims outstanding at December 31, 2005, $57 million were considered to be probable of collection and have been recognized as revenue. The remaining $12 million of unapproved claims were not considered probable of collection and have not been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
In addition, as of September 30, 2006, we had incurred approximately $136 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.
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

The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. Amounts accrued related to this matter as of September 30, 2006 are not material.
SIGIR Report
In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not relate to internal contractor information.  We will work with AMC to dddress the isues raised by the SIGIR report.

Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, as well as the Halliburton energy services business, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at September 30, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which we had a 55% interest at September 30, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
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

The matters under investigation related to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our current and former KBR employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has invoked its authority under a sitting grand jury to issue subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
The SEC and DOJ investigations include an examination of whether TSKJ’s engagements of Tri-Star Investments as an agent and a Japanese trading company as a subcontractor to provide services to TSKJ were utilized to make improper payments to Nigerian government officials. In connection with the Bonny Island project, TSKJ entered into a series of agency agreements, including with Tri-Star Investments, of which Jeffrey Tesler is a principal, commencing in 1995 and a series of subcontracts with a Japanese trading company commencing in 1996. We understand that a French magistrate has officially placed Mr. Tesler under investigation for corruption of a foreign public official. In Nigeria, a legislative committee of the National Assembly and the Economic and Financial Crimes Commission, which is organized as part of the executive branch of the government, are also investigating these matters. Our representatives have met with the French magistrate and Nigerian officials. In October 2004, representatives of TSKJ voluntarily testified before the Nigerian legislative committee. We are also aware that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the activities of TSKJ.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made to Nigerian officials. In addition, information recently uncovered suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. Certain of these employees are current employees or a consultant of ours.  As a result, the consultant may be placed on suspension, and Halliburton's pending investigation will include a review of the actions of these emplooyees.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until the suspensions, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we are actively reviewing the compliance of an additional agent on a separate current Nigerian project with respect to which we have recently received from a joint venture partner on that project allegations of wrongful payments made by such agent.

If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2005, KBR and its affiliates had revenue of approximately $6.6 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. Suspension or debarment from the government contracts business would have a material adverse effect on the business, results of operations, and cash flows of KBR and Halliburton.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value, adverse consequences on our ability to obtain or continue financing for current or future projects or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
As of September 30, 2006, we have not accrued any amounts related to these investigations other than our current legal expenses.

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
As of September 30, 2006, we had not accrued any amounts related to this investigation other than our current legal expenses.

Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. We had a 49% interest in this joint venture as of September 30, 2006.

Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information. We understand this matter has now been referred by OFAC to the DOJ. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and responded to the subpoena by producing documents in September 2004.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced that, after fulfilling our current contractual obligations within Iran, we intend to cease operations within that country and withdraw from further activities there.

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
Our operations in countries other than the United States accounted for approximately 67% of our consolidated revenue during the first nine months of 2006 and 73% of our consolidated revenue during the first nine months of 2005. Based upon the location of services provided and products sold, 19% of our consolidated revenue in the first nine months of 2006 and 27% during the first nine months of 2005 was from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks unique to each country. With respect to any particular country, these risks may include:
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
-
a decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time and the current rate of spending has decreased substantially compared to 2005 and 2004. Our government services revenue related to Iraq under our LogCAP III and other contracts totaled approximately $3.6 billion in the nine months ended September 30, 2006, $5.4 billion in 2005, and $7.1 billion in 2004. We expect the volume of work under our LogCAP III contract to continue to decline in 2006 as our customer scales back the amount of services we provide under this contract. During the second quarter of 2006, the DoD also announced that it would solicit competitive bids for a new, multiple provider LogCAP IV contract to replace the current LogCAP III contract, under which we are the sole provider. A decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide could have a material adverse effect on our business, results of operations, and cash flow. In October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We understand that the work will be awarded during the fourth quarter of 2006;

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
With respect to the Alice Springs-Darwin railroad project, we own a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment under the equity method of accounting in our Government and Infrastructure segment. Construction on the railway was completed in late 2003, and operations commenced in early 2004. In the first quarter of 2006, we recorded a $26 million impairment charge. In addition, in the first nine months of 2006, we recorded $11 million in losses related to our investment and made $10 million in advances to the joint venture. This joint venture has sustained losses since the railway commenced operations in early 2004 and at June 30, 2006 was projected to violate the joint venture’s loan covenants. These loans are non-recourse to us. We received revised financial forecasts from the joint venture during the first quarter of 2006, which took into account decreases, as compared to prior forecasts, in anticipated freight volume related to delays in mining of minerals, as well as a slowdown in the planned expansion of the Port of Darwin and ultimately contributed to the impairment charge recorded in the first quarter of 2006. At that time, the joint venture engaged investment bankers in an effort to raise additional capital for the venture. At the end of the second quarter of 2006, our valuation of our investment took into consideration the bids tendered at that time by interested parties to accomplish this recapitalization, and no further impairment was evident. However, the efforts to raise additional capital ceased during the third quarter because all previous bids were subsequently rejected or withdrawn. The board of the joint venture is currently attempting to restructure debt payment terms and raise additional subordinated financing. In October 2006, the joint venture violated its loan covenants by failing to make an interest and principal payment. In light of the loan covenant default and the joint venture’s need for additional equity or subordinated financing, we recorded a $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes.  At September 30, 2006, our investment in this joint venture was $10 million, and we had no additional funding commitments. In addition, the senior lenders have agreed to waive the financial covenant violations through November 15, 2006 to allow the shareholders time to arrange additional subordinated financing estimated at $12 million. KBR has offered to fund approximately $6 million, provided that other shareholders commit to funding $6 million in the aggregate and the senior lenders agree to certain concessions, including a principal payment holiday for 27 months and a reduction in the debt service reserve required by the existing indenture. Even if this additional investment is made and the senior lenders grant the concessions, a further impairment of our investment may be required. We believe that without a restructuring of the joint venture's debt and an additional commitment for financing, we will record an additional impairment charge of $10 million, representing a full impairment of our remaining investment at September 30, 2006, at some point in the future.
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

In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for our costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. We disagree with the Petrobras claim because the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. See Note 2 to the condensed consolidated financial statements for more information.
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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended September 30, 2006.

			Total Number of
			Shares Purchased
			as Part of
			Publicly
	Total Number of	Average Price	Announced
	Shares	Paid per	Plans
Period	Purchased (a)	Share	or Programs (b)
July 1-31	5,764,407	$32.29	5,750,000
August 1-31	15,263,814	$33.65	15,250,000
September 1-30	5,619,155	$29.61	5,605,560
Total	26,647,376	$32.51	26,605,560

(a)
Of the 26,647,376 shares purchased during the three-month period ended September 30, 2006, 41,816 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

(b)
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During the third quarter of 2006, we repurchased 26,605,560 shares of our common stock at a cost of approximately $865 million, or an average price per share of $32.51. There is $2.0 billion remaining under this program for future repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
3.1	By-laws of Halliburton revised effective October 19, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed
October 19, 2006, File No. 1-3492).

* 12	Statement of Computation of Ratio of Earnings to Fixed Charges.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date: October 31, 2006