Form 10-K
period 2006-12-31
HALLIBURTON CO
filed 2007-02-28
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
Yes _______   No      X

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

The aggregate market value of Common Stock held by nonaffiliates on June 30, 2006, determined using the per share closing price on the New York Stock Exchange Composite tape of $37.10 on that date was approximately $38,102,000,000.

As of February 16, 2007, there were 999,172,145 shares of Halliburton Company Common Stock, $2.50 par value per share, outstanding.

Portions of the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) are incorporated by reference into Part III of this report.

HALLIBURTON COMPANY
Index to Form 10-K
For the Year Ended December 31, 2006

(i)

PART I

Item 1. Business.
General description of business
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. Halliburton Company provides a variety of services, products, maintenance, engineering, and construction to energy, industrial, and governmental customers.
Our six business segments are: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Energy and Chemicals, and Government and Infrastructure. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as our Energy Services Group (ESG).
Our Energy and Chemicals and Government and Infrastructure segments are part of KBR, Inc. (KBR), which was formed in March 2006. In November 2006, KBR, Inc. completed the initial public offering (IPO) of approximately 32 million shares of KBR, Inc. common stock at a price of $17.00 per share. We received proceeds of approximately $508 million from the IPO, net of underwriting discounts and commissions and offering expenses. We currently hold an approximate 81% interest in KBR, Inc., which we consolidate for financial reporting purposes. We are working toward the separation of KBR, Inc., which is expected to occur no later than the end of April 2007.
KBR’s Production Services operations were moved into discontinued operations for reporting purposes in the first quarter of 2006. All prior period amounts have been reclassified to discontinued operations.
Within the ESG during the second quarter of 2006, we moved slickline services, tubing conveyed perforating services and products, and underbalanced applications from the Production Optimization segment to the Drilling and Formation Evaluation segment, as these services are more closely aligned with the Drilling and Formation Evaluation segment. Prior period balances have been reclassified to reflect this change. Because of this change, what we previously referred to as “logging services” within the Drilling and Formation Evaluation segment we now refer to as “wireline and perforating services.” In addition, for internal management purposes we combined our Drilling and Formation Evaluation and Digital and Consulting Solutions divisions, forming three Energy Services Group internal divisions. However, we continue to disclose four segments for the Energy Services Group.
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
Production Optimization
Our Production Optimization segment provides products and services for completion of wells, testing and monitoring performance of wells and reservoirs, and treatments to improve well productivity and increase recoverable reserves. This segment consists of production enhancement services and completion tools and services.
Production enhancement services include stimulation services, pipeline process services, sand control services, and well intervention services. Stimulation services optimize oil and gas reservoir production through a variety of pressure pumping services, nitrogen services, and chemical processes, commonly known as hydraulic fracturing and acidizing. Pipeline process services include pipeline and facility testing, commissioning, and cleaning via pressure pumping, chemical systems, specialty equipment, and nitrogen, which are provided to the midstream and downstream sectors of the energy business. Sand control services include fluid and chemical systems and pumping services for the prevention of formation sand production. Well intervention services enable live well intervention and continuous pipe deployment capabilities through the use of hydraulic workover systems and coiled tubing tools and services.

Completion tools and services include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, intelligent completion systems, expandable liner hanger systems, sand control systems, well servicing tools, and reservoir performance services. Reservoir performance services include testing tools, real-time reservoir analysis, and data acquisition services. Additionally, completion tools and services include WellDynamics, an intelligent well completions joint venture, which we consolidate for accounting purposes.
Until January 2005 when it was sold, subsea operations conducted by Subsea 7, Inc., of which we formerly owned 50%, were included in this segment. Subsea 7, Inc. was accounted for using the equity method.
Fluid Systems
Our Fluid Systems segment focuses on providing services and technologies to assist in the drilling and construction of oil and gas wells. This segment offers cementing and drilling fluids systems.
Cementing is the process used to bond the well and well casing while isolating fluid zones and maximizing wellbore stability. Cement and chemical additives are pumped to fill the space between the casing and the side of the wellbore. Our cementing service line also provides casing equipment.
Baroid Fluid Services provides drilling fluid systems, performance additives, solids control, and waste management services for oil and gas drilling, completion, and workover operations. In addition, Baroid Fluid Services sells products to a wide variety of industrial customers. Drilling fluids usually contain bentonite or barite in a water or oil base. Drilling fluids primarily improve wellbore stability and facilitate the transportation of cuttings from the bottom of a wellbore to the surface. Drilling fluids also help cool the drill bit, seal porous well formations, and assist in pressure control within a wellbore. Drilling fluids are often customized by onsite engineers to increase stability and enhance oil production.
Drilling and Formation Evaluation
Our Drilling and Formation Evaluation segment is primarily involved in the drilling and formation evaluation process during bore-hole construction. Services and products offered in this segment include, drilling systems and services, drill bits, and wireline and perforating services.
Sperry Drilling Services provides drilling systems and services. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral systems, underbalanced applications, and rig site information systems. Our drilling systems offer directional control while providing measurements about the characteristics of the drill string and geological formations while drilling directional wells. Real-time operating capabilities enable the monitoring of well progress and aid decision-making processes.
Security DBS Drill Bits provides roller cone rock bits, fixed cutter bits, and related downhole tools used in drilling oil and gas wells. In addition, coring services and equipment are provided to acquire cores of the formation drilled for evaluation.
Wireline and perforating services include open-hole wireline services, which provide information on formation evaluation such as resistivity, porosity, and density, rock mechanics, and fluid sampling. Cased-hole and slickline services are also offered, which provide cement bond evaluation, reservoir monitoring, pipe evaluation, pipe recovery, mechanical services, well intervention, and perforating. Perforating services include tubing-conveyed perforating services and products.
Digital and Consulting Solutions
Our Digital and Consulting Solutions segment provides integrated exploration, drilling, and production software information systems, consulting services, real-time operations, and other integrated solutions.
Landmark is a supplier of integrated exploration, drilling, and production software information systems as well as professional and data management services for the upstream oil and gas industry. Landmark software transforms seismic, well log, and other data into detailed computer models of petroleum reservoirs. The models are used by our customers for business and technical decisions in exploration, development, and production activities. Data management services provide storage, browsing, and retrieval of exploration and petroleum data. The services and products offered by Landmark integrate data workflows and operational processes across disciplines, including geophysics, geology, drilling, engineering, production, economics, finance, corporate planning, and key partners and suppliers.

This segment also provides oilfield project management and integrated solutions to independent, integrated, and national oil companies. These offerings make use of all of our oilfield services, products, technologies, and project management capabilities to assist our customers in optimizing the value of their oil and gas assets.
Additionally, this segment holds direct and indirect investments in upstream oil and gas properties, primarily in the North America region, which leverage our technology, knowledge, and access to services and products.
KBR
KBR provides a wide range of services to energy, chemical, and industrial customers and government entities worldwide through two business segments, Energy and Chemicals and Government and Infrastructure. The nature of these two segments can result in a relatively small number of projects and joint ventures representing a substantial portion of operations. Following is a summary of KBR’s segments.
Energy and Chemicals
Our Energy and Chemicals segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. The Energy and Chemicals segment includes onshore oil and gas production facilities, offshore oil and gas production facilities, including platforms, floating production and subsea facilities, onshore and offshore pipelines, liquefied natural gas (LNG) and gas-to-liquids (GTL) gas monetization facilities, refineries, petrochemical plants (such as ethylene and propylene), and Syngas, primarily for fertilizer-related facilities. Energy and Chemicals provides a wide range of engineering, procurement, construction, and facility commissioning start-up services, as well as program and project management, consulting, and technology services.
Included in this segment are a number of joint ventures, including the TSKJ joint venture, which was formed to design and construct large scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is an affiliate of ENI SpA of Italy, JGC Corporation of Japan, and KBR, each of which owns 25%. TSKJ has completed five LNG production facilities on Bonny Island, Nigeria and is currently working on a sixth such facility. We account for this investment under the equity method.
Also included in this segment is M. W. Kellogg Limited (MWKL), which is a London-based joint venture that provides full engineering, procurement, and construction contractor services for LNG, GTL, and onshore oil and gas projects. MWKL is owned 55% by KBR and 45% by JGC Corporation. We consolidate MWKL for financial reporting purposes.
Brown & Root-Condor Spa (BRC), a joint venture with Sonatrach and another Algerian company, enhances our ability to operate in Algeria by providing access to local resources. BRC executes work for Algerian and international customers, including Sonatrach. BRC has built oil and gas production facilities and civil infrastructure projects, including hospitals and office buildings. KBR has a 49% interest in the joint venture. We account for this investment using the equity method of accounting. We have recently been notified by a joint venture partner in BRC that it wishes to dissolve the joint venture.
Government and Infrastructure
Our Government and Infrastructure segment delivers on-demand support services across the full military mission cycle from contingency logistics and field support to operations and maintenance on military bases. In the civil infrastructure market, we operate in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. We provide program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private customers worldwide. We currently provide these services in the Middle East to support our United States military deployments, as well as in other global locations where military personnel are stationed. A significant portion of the Government and Infrastructure segment’s current operations relate to the support of United States government operations in the Middle East. KBR is also the majority owner of Devonport Management Limited (DML), which owns and operates Devonport Royal Dockyard, Western Europe’s largest naval dockyard complex. The DML shipyard operations are primarily engaged in refueling nuclear submarines and performing maintenance on surface vessels for the United Kingdom Ministry of Defence (MoD), as well as limited commercial projects. DML is consolidated for financial reporting purposes.

As part of our infrastructure projects, we occasionally take an ownership interest in the constructed asset, with a view toward monetization of that ownership interest after the asset operates for some period and increases in value.
This segment includes our investment in the Alice Springs-Darwin railroad (ASD). ASD is a privately financed project that was formed in 2001 to build and operate the railroad from Alice Springs to Darwin, Australia. ASD has been granted a 50-year concession period by the Australian government. KBR provided engineering, procurement, and construction services for ASD and is the largest equity holder in the project with a 36.7% interest, with the remaining equity held by eleven other participants. We account for this investment under the equity method.
Also included in this segment is Aspire Defence/Allenby-Connaught, a joint venture between us, Mowlem Plc. and a financial investor formed to contract with the MoD to upgrade and service certain United Kingdom military facilities. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program. KBR indirectly owns a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, KBR owns a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. We account for this investment using the equity method of accounting.
Acquisitions and dispositions
In January 2007, we acquired all of the intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $177 million, subject to adjustment for working capital purposes. Ultraline is a provider of wireline services in Canada. Ultraline will be reported in our Drilling and Formation Evaluation segment.
In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in an adjusted pretax gain, net of post-closing adjustments, of approximately $120 million, which is reflected in discontinued operations.
Business strategy
Our business strategy is to maintain global leadership in providing energy services and products. Our ability to be a global leader depends on meeting four key goals:
-	establishing and maintaining technological leadership;
-	achieving and continuing operational excellence;
-	creating and continuing innovative business relationships; and
-	preserving a dynamic workforce.
In November 2006, KBR, Inc. completed an IPO, in which it sold approximately 32 million shares of KBR, Inc. common stock, at $17.00 per share. We received proceeds of approximately $508 million from the IPO, net of underwriting discounts and commissions and offering expenses. As the IPO was a result of a broader corporate reorganization, the increase in the carrying amount of our investment in KBR, Inc. was recorded in “Paid-in capital in excess of par value” on our consolidated balance sheet at December 31, 2006. We now hold an approximate 81% interest in KBR, Inc., represented by 135.6 million shares of KBR, Inc. common stock, and consolidate KBR, Inc. for financial reporting purposes.
We are now working toward the separation of KBR, Inc., which we expect to complete no later than the end of April 2007.
On February 26, 2007, our Board of Directors approved a plan under which we will dispose of our remaining interest in KBR, Inc. through a tax-free exchange with Halliburton shareholders pursuant to an exchange offer and, following the completion or termination of the exchange offer, a special pro rata dividend distribution of any and all of our remaining KBR, Inc. shares. In connection with the anticipated exchange offer, KBR, Inc. will file with the Securities and Exchange Commission (SEC) a registration statement on Form S-4 with respect to the offering, and we will file with the SEC a Schedule TO. The exchange offer will be conditioned on a minimum number of shares being tendered. Any exchange of KBR, Inc. stock for outstanding shares of Halliburton Company common stock pursuant to the exchange offer will be registered under the Securities Act of 1933, and such shares of common stock will only be offered and sold by means of a prospectus. This annual report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, Inc. The exchange offer and any subsequent spin-off will complete the separation of KBR, Inc. from Halliburton and will result in two independent companies. In January 2007, we received a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of a pro rata dividend. We have requested a supplemental ruling from the Internal Revenue Service that no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of an exchange offer whereby holders of Halliburton stock may tender their shares and receive KBR, Inc. shares in exchange, followed by a dividend distribution of any remaining shares of KBR, Inc. stock held by Halliburton to its shareholders. The exchange offer and any subsequent distribution of KBR, Inc. stock will not be conditioned on receipt of such a supplemental ruling from the Internal Revenue Service. We have also obtained an opinion of counsel related to the tax-free nature of the exchange offer and any subsequent spin-off distribution.
Markets and competition
We are one of the world’s largest diversified energy services and engineering and construction services companies. Our services and products are sold in highly competitive markets throughout the world. Competitive factors impacting sales of our services and products include:
-	price;
-	service delivery (including the ability to deliver services and products on an “as needed, where needed” basis);
-	health, safety, and environmental standards and practices;
-	service quality;
-	knowledge of the reservoir;
-	product quality;
-	warranty; and
-	technical proficiency.
We conduct business worldwide in about 100 countries. In 2006, based on the location of services provided and products sold, 32% of our consolidated revenue was from the United States and 19% of our consolidated revenue was from Iraq, primarily related to our work for the United States Government. In 2005, 28% of our consolidated revenue was from the United States and 25% of our consolidated revenue was from Iraq, primarily related to our work for the United States Government. In 2004, 27% of our consolidated revenue was from Iraq and 22% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our consolidated revenue during these periods. See Note 5 to the consolidated financial statements for additional financial information about geographic operations in the last three years. Because the markets for our services and products are vast and cross numerous geographic lines, a meaningful estimate of the total number of competitors cannot be made. The industries we serve are highly competitive and we have many substantial competitors. Largely all of our services and products are marketed through our servicing and sales organizations.
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

Customers
Our revenue during the past three years was mainly derived from the sale of services and products to the energy industry, including 68% in 2006, 60% in 2005, and 52% in 2004. Revenue from the United States Government, resulting primarily from work performed in the Middle East by our Government and Infrastructure segment, represented 26% of our 2006 consolidated revenue, 32% of our 2005 consolidated revenue, and 40% of our 2004 consolidated revenue. No other customer represented more than 10% of consolidated revenue in any period presented.
Backlog
Backlog represents the dollar amount of revenue we expect to realize in the future as a result of performing work under multi-period contracts that have been awarded us. Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. Backlog may not be indicative of future operating results. Not all of our revenue is recorded in backlog for a variety of reasons, including the fact that some projects begin and end within a short-term period. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial and immediate effect on backlog.
We generally include total expected revenue in backlog when a contract is awarded and/or the scope is definitized. For our projects related to unconsolidated joint ventures, we have included in the table below our percentage ownership of the joint venture’s backlog. However, because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our revenue. Our backlog for projects related to unconsolidated joint ventures in our continuing operations totaled $4.4 billion at December 31, 2006 and $3.0 billion at December 31, 2005. We also consolidate joint ventures which are majority-owned and controlled or are variable interest entities in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with minority interest includes 100% of the backlog associated with those joint ventures and totaled $3.9 billion at December 31, 2006 and $3.6 billion at December 31, 2005.
For long-term contracts, the amount included in backlog is limited to five years. In many instances, arrangements included in backlog are complex, nonrepetitive in nature, and may fluctuate depending on expected revenue and timing. Where contract duration is indefinite, projects included in backlog are limited to the estimated value of the amount of expected revenue within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include our management fee revenue of each project in backlog.

The following table summarizes our project backlog:

	December 31
Millions of dollars	2006	2005
Government and Infrastructure (1)
Middle East operations	$3,066	$2,139
DML shipyard operations	1,079	1,305
Other	3,658	1,708
Energy and Chemicals (2)
Gas monetization	3,883	3,651
Offshore projects	130	275
Other	1,700	1,511
Energy Services Group (3)	-	180
Total backlog for continuing operations	$13,516	$10,769
(1)
Our Government and Infrastructure segments total backlog from continuing operations attributable to firm orders was $5.7 billion at December 31, 2006 and $3.4 billion at December 31, 2005. Total backlog attributable to unfunded orders was $2.1 billion at December 31, 2006 and $1.8 billion at December 31, 2005.

(2)
The amounts presented represent backlog for continuing operations and do not include backlog associated with KBR’s Production Services operations, which were sold and were accounted for as discontinued operations. Backlog for the Production Services operations was $1.2 billion as of December 31, 2005.

(3)	ESG backlog excludes contracts for recurring hardware and software maintenance and support services offered by Landmark.

We estimate that, at December 31, 2006, 52% of the Energy and Chemicals segment backlog and 64% of the Government and Infrastructure segment backlog will be completed within one year. As of December 31, 2006, 57% of total backlog related to cost-reimbursable contracts with the remaining 43% related to fixed-price contracts. For contracts that contain both fixed-price and cost-reimbursable components, we characterize the entire contract based on the predominant component. We were awarded a task order for approximately $3.5 billion for our continued services in Iraq through September 2007 under the LogCAP III contract. As of December 31, 2006, our backlog under the LogCAP III contract was $3.0 billion.
Raw materials
Raw materials essential to our business are normally readily available. Current market conditions have triggered constraints in the supply of certain raw materials, such as, sand, cement, and specialty metals. Given high activity levels, particularly in the United States, we are seeking ways to ensure the availability of resources, as well as manage the rising costs of raw materials. Our procurement department is using our size and buying power through several programs designed to ensure that we have access to key materials at competitive prices.
Research and development costs
We maintain an active research and development program. The program improves existing products and processes, develops new products and processes, and improves engineering standards and practices that serve the changing needs of our customers. Our expenditures for research and development activities were $256 million in 2006, $220 million in 2005, and $234 million in 2004, of which over 97% was company-sponsored in each year.
Patents
We own a large number of patents and have pending a substantial number of patent applications covering various products and processes. We are also licensed to utilize patents owned by others. We do not consider any particular patent to be material to our business operations.

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
Employees
At December 31, 2006, we employed approximately 104,000 people worldwide compared to 100,000 at December 31, 2005. At December 31, 2006, approximately 9% of our employees were subject to collective bargaining agreements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
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
Website access
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on our internet website at www.halliburton.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is www.sec.gov. We have posted on our website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. Any amendments to our Code of Business Conduct or any waivers from provisions of our Code of Business Conduct granted to the specified officers above are disclosed on our website within four business days after the date of any amendment or waiver pertaining to these officers. There have been no waivers from provisions of our Code of Business Conduct during 2006, 2005, or 2004.

Item 1(a). Risk Factors.
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 1(b). Unresolved Staff Comments.
None.

Item 2. Properties.
We own or lease numerous properties in domestic and foreign locations. The following locations represent our major facilities.

Location	Owned/Leased	Description
Energy Services Group
Production Optimization Segment:

Carrollton, Texas	Owned	Manufacturing facility

Drilling and Formation Evaluation Segment:

Alvarado, Texas	Owned/Leased	Manufacturing facility

The Woodlands, Texas	Leased	Manufacturing facility

Shared Facilities:

Duncan, Oklahoma	Owned	Manufacturing, technology, and
campus facilities

Houston, Texas	Owned	Manufacturing and campus facilities

Houston, Texas	Owned/Leased	Campus facility

Houston, Texas	Leased	Campus facility

KBR
Energy and Chemicals Segment:

Greenford, Middlesex, United Kingdom	Owned (1)	High-rise office facility

Government and Infrastructure Segment:

Arlington, Virginia	Leased	High-rise office facility

Devonport, Plymouth, United Kingdom	Owned (2)	Shipyard facility

Shared Facilities:

Houston, Texas	Owned	Campus facility

Leatherhead, United Kingdom	Owned	Campus facility

Houston, Texas	Leased (3)	High-rise office facility -
KBR executive offices
Corporate
Houston, Texas	Leased	Corporate executive offices
(1) At December 31, 2006, KBR had a 55% interest in a joint venture which owns this office facility.
(2) At December 31, 2006, KBR had a 51% interest in a joint venture which owns this shipyard facility.
(3) At December 31, 2006, KBR had a 50% interest in a joint venture which owns this office facility.

All of our owned properties are unencumbered.
In addition, we have 140 international and 100 United States field camps from which the ESG delivers its services and products. We also have numerous small facilities that include sales offices, project offices, and bulk storage facilities throughout the world. We own or lease marine fabrication facilities covering approximately 535 acres in England (primarily related to DML) and Scotland, which are used by KBR. Our marine facility located in Scotland is currently for sale.
We have mineral rights to proven and probable reserves of barite and bentonite. These rights include leaseholds, mining claims, and owned property. We process barite and bentonite for use in our Fluid Systems segment in addition to supplying many industrial markets worldwide. Based on the number of tons of bentonite consumed in fiscal year 2006, we estimate that our 18.6 million tons of proven reserves in areas of active mining are sufficient to fulfill our internal and external needs for the next 12 years. We estimate that our 3.8 million tons of proven reserves of barite in areas of active mining equate to a 15-year supply based on current rates of production. These estimates are subject to change based on periodic updates to reserve estimates, future consumption, mining economics, and changes in environmental legislation.
We believe all properties that we currently occupy are suitable for their intended use.

Item 3. Legal Proceedings.
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Forward-Looking Information and Risk Factors” and in Notes 3, 11, 12, and 13 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The following table indicates the names and ages of the executive officers of the registrant as of February 15, 2007, along with a listing of all offices held by each:

Name and Age	Offices Held and Term of Office
* Albert O. Cornelison, Jr.	Executive Vice President and General Counsel of Halliburton Company,
(Age 57)	since December 2002
Director of KBR, Inc., since June 2006
Vice President and General Counsel of Halliburton Company, May 2002 to
December 2002
Vice President and Associate General Counsel of Halliburton Company,
October 1998 to May 2002

* C. Christopher Gaut	Executive Vice President and Chief Financial Officer of Halliburton Company,
(Age 50)	since March 2003
Director of KBR, Inc., since March 2006
Senior Vice President, Chief Financial Officer and Member - Office of the
President and Chief Operating Officer of ENSCO International, Inc.,
January 2002 to February 2003

* Andrew R. Lane	Executive Vice President and Chief Operating Officer of Halliburton Company,
(Age 47)	since December 2004
Director of KBR, Inc., since June 2006
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
Chief Operating Officer of Landmark Graphics, January 2002 to March 2002
Vice President, Production Enhancement PSL, Completion Products PSL and
Tools/Testing/TCP of Halliburton Energy Services Group, January 2000
to December 2001

* David J. Lesar	Chairman of the Board, President and Chief Executive Officer of Halliburton
(Age 53)	Company, since August 2000
Director of Halliburton Company, since August 2000
President and Chief Operating Officer of Halliburton Company, May 1997 to
August 2000
Chairman of the Board of Kellogg Brown & Root, Inc., January 1999 to
August 2000
Executive Vice President and Chief Financial Officer of Halliburton Company,
August 1995 to May 1997

Name and Age	Offices Held and Term of Office
Mark A. McCollum	Senior Vice President and Chief Accounting Officer of Halliburton Company,
(Age 47)	since August 2003
Director of KBR, Inc., since June 2006
Senior Vice President and Chief Financial Officer of Tenneco Automotive, Inc.,
November 1999 to August 2003

Craig W. Nunez	Senior Vice President and Treasurer of Halliburton Company,
(Age 45)	since January 2007
Vice President and Treasurer of Halliburton Company, February 2006
to January 2007
Treasurer of Colonial Pipeline Company, November 1999 to January 2006

* Lawrence J. Pope	Vice President, Human Resources & Administration of Halliburton Company,
(Age 38)	since January 2006
Senior Vice President, Administration of Kellogg Brown & Root, Inc.,
August 2004 to January 2006
Director, Finance and Administration for Drilling and Formation Evaluation
Division of Halliburton Energy Services Group, July 2003 to August 2004
Division Vice President, Human Resources for Halliburton Energy Services Group,
May 2001 to July 2003
Director, Human Resources for Halliburton Energy Services Group,
May 1999 to May 2001

David R. Smith	Vice President, Tax of Halliburton Company, since May 2002
(Age 60)	Vice President, Tax of Halliburton Energy Services, Inc.,
September 1998 to May 2002

* William P. Utt	President, Chief Executive Officer and Director of KBR, Inc., since March 2006
(Age 49)	President and Chief Executive Officer of SUEZ Energy North America,
2000 to March 2006

* Members of the Policy Committee of the registrant.

There are no family relationships between the executive officers of the registrant or between any director and any executive officer of the registrant.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Halliburton Company’s common stock is traded on the New York Stock Exchange. Information related to the high and low market prices of common stock and quarterly dividend payments is included under the caption “Quarterly Data and Market Price Information” on page 128 of this annual report. Cash dividends on common stock in the amount of $0.075 for 2006 and $0.0625 for 2005 were paid in March, June, September, and December. Our Board of Directors intends to consider the payment of quarterly dividends on the outstanding shares of our common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.
The following graph and table compare total shareholder return on our common stock for the five-year period ending December 31, 2006, with the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Energy Composite Index over the same period. This comparison assumes the investment of $100 on December 31, 2001, and the reinvestment of all dividends. The shareholder return set forth is not necessarily indicative of future performance.

	December 31
	2001	2002	2003	2004	2005	2006
Halliburton	$100.00	$147.23	$209.15	$320.59	$511.22	$516.89
Standard & Poor’s 500 Stock Index	100.00	77.90	100.25	111.15	116.61	135.03
Standard & Poor’s Energy Composite Index	100.00	88.87	111.65	146.86	192.93	239.63

    At February 19, 2007, there were 20,292 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.

Following is a summary of repurchases of our common stock during the three-month period ended December 31, 2006.

			Total Number of Shares
			Purchased as Part of
	Total Number of	Average Price	Publicly Announced
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)
October 1-31	1,910,828	$32.04	1,866,315
November 1-30	3,688,046	$32.68	3,670,853
December 1-31	3,072,593	$33.04	3,026,508
Total	8,671,467	$32.67	8,563,676

(1)   Of the 8,671,467 shares purchased during the three-month period ended December 31, 2006, 107,791 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.
(2)   In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During the fourth quarter of 2006, we repurchased 8,563,676 shares of our common stock at a cost of $280 million, or an average price per share of $32.69. There is $1.7 billion remaining under this program for future repurchases as of December 31, 2006.

Item 6. Selected Financial Data.
Information related to selected financial data is included on page 127 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information related to Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 17 through 68 of this annual report.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk.
Information related to market risk is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Financial Instrument Market Risk” on page 49 of this annual report.

Item 8. Financial Statements and Supplementary Data.

The related financial statement schedules are included under Part IV, Item 15 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9(a). Controls and Procedures.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See page 69 for Management’s Report on Internal Control Over Financial Reporting and page 71 for Report of Independent Registered Public Accounting Firm on our assessment of internal control over financial reporting and opinion on the effectiveness of the Company’s internal control over financial reporting.

Item 9(b). Other Information.
None.

HALLIBURTON COMPANY
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During 2006, the Energy Services Group (ESG) produced revenue of $13.0 billion and operating income of $3.4 billion, reflecting an operating margin of 26.1%. Revenue increased $2.9 billion or 28% over 2005, primarily driven by higher activity in North America, Asia Pacific, the Middle East, and the North Sea. ESG operating income increased $1.1 billion or 48% compared to 2005. Internationally, ESG experienced 23% revenue growth and 44% operating income growth during 2006 compared to the prior year. Increased customer drilling and production activity, increased demand for our technologies, higher utilization of assets, and continued price increases have allowed us to produce record revenue and operating income throughout the year.
In 2006, KBR revenue was down $519 million to $9.6 billion with operating income decreasing $214 million to $239 million compared to 2005. The revenue decline was primarily due to decreased military support activities in Iraq.
In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at December 31, 2006 was $3.0 billion. In 2006, Iraq-related work contributed $4.7 billion to consolidated revenue and $166 million to consolidated operating income, resulting in a 3.5% margin before corporate costs and taxes. We were awarded $120 million in LogCAP award fees during 2006 as a result of our performance rating. During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 64 “excellent” ratings out of 76 total ratings. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007.
In August 2006, the United States Department of Defense (DoD) issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under the LogCAP III contract and in October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. Despite the award of the August 2006 task order under our LogCAP III contract, and the possibility of being awarded a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back the amount of services we provide. However, as a result of the recently announced surge of additional troops in Iraq, we expect the decline to occur more slowly than previously expected.
In the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest, related to KBR’s consolidated 50%-owned gas-to-liquids (GTL) project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project experienced delays related to civil unrest and security on the Escravos River near the project site, with additional delays resulting from scope changes and engineering and construction modifications. As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of these change orders. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services for the Escravos joint venture. As of December 31, 2006, we have recorded $43 million of unapproved change orders, which primarily relates to additional cost increases on this project.
In May 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. The sale of Production Services resulted in a pretax gain, net of post-closing adjustments, of approximately $120 million.
In 2006, KBR recorded $58 million of impairment charges related to an investment in a railway joint venture in Australia. This joint venture has sustained losses since the railway commenced operations in early 2004 and violated the joint venture’s loan covenants by failing to make an interest and principal payment in October 2006. The write-down of our investment in this joint venture in the first and third quarters of 2006 resulted from decreases in anticipated freight volume, a slowdown in the planned expansion of the Port of Darwin, and the joint venture’s unsuccessful efforts to raise additional equity from third parties.

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
Separation of KBR
In November 2006, KBR, Inc. completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock at $17.00 per share. We received proceeds of approximately $508 million from the IPO, net of underwriting discounts and commissions and offering expenses. As the IPO was a result of a broader corporate reorganization, the increase in the carrying amount of our investment in KBR, Inc. was recorded in “Paid-in capital in excess of par value” on our consolidated balance sheet at December 31, 2006. We now hold an approximate 81% interest in KBR, Inc., represented by 135.6 million shares of KBR, Inc. common stock, and consolidate KBR, Inc. for financial reporting purposes.
We entered into various agreements relating to the separation of KBR from us, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules and regulations in connection with current investigations, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire at the earlier of: (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we will continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans. KBR’s final prospectus for its initial public offering dated November 15, 2006 contains a more detailed description of these separation agreements.

In conjunction with the closing of the KBR, Inc. IPO, KBR, Inc. granted stock options, restricted stock, and restricted stock unit awards under the KBR, Inc. 2006 Stock and Incentive Plan. See Note 15 to the consolidated financial statements for further detail on KBR, Inc. stock incentive plans.
We are now working toward the separation of KBR, Inc., which we expect to complete no later than the end of April 2007.
On February 26, 2007, our Board of Directors approved a plan under which we will dispose of our remaining interest in KBR, Inc. through a tax-free exchange with Halliburton shareholders pursuant to an exchange offer and, following the completion or termination of the exchange offer, a special pro rata dividend distribution of any and all of our remaining KBR, Inc. shares. In connection with the anticipated exchange offer, KBR, Inc. will file with the Securities and Exchange Commission (SEC) a registration statement on Form S-4 with respect to the offering, and we will file with the SEC a Schedule TO. The exchange offer will be conditioned on a minimum number of shares being tendered. Any exchange of KBR, Inc. stock for outstanding shares of Halliburton company stock pursuant to the exchange offer will be registered under the Securities Act of 1933, and such shares of common stock will only be offered and sold by means of a prospectus. This annual report does not constitute an offer to sell or the solicitation of any offer to buy any securities of KBR, Inc. The exchange offer and any subsequent spin-off will complete the separation of KBR, Inc. from Halliburton and will result in two independent companies. In January 2007, we received a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of a pro rata dividend. We have requested a supplemental ruling from the Internal Revenue Service that no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of an exchange offer whereby holders of Halliburton stock may tender their shares and receive KBR, Inc. shares in exchange, followed by a dividend distribution of any remaining shares of KBR, Inc. stock held by Halliburton to its shareholders. The exchange offer and any subsequent distribution of KBR, Inc. stock will not be conditioned on receipt of such a supplemental ruling from the Internal Revenue Service. We have also obtained an opinion of counsel related to the tax-free nature of the exchange offer and any subsequent spin-off distribution.
Other corporate matters
In February 2006, our Board of Directors approved an increase in our quarterly dividend to $0.075 per share, a 20% increase over prior quarters, and subsequently declared equivalent dividends during each quarter of 2006. This increase in the per share dividend amount contributed to an increase of approximately $50 million in our annual dividend payment over prior year. The Board of Directors also finalized the terms of a two-for-one common stock split, following the shareholder approval at the 2006 annual shareholders meeting of a proposal to increase the number of authorized shares of common stock from one billion shares to two billion shares. On July 14, 2006, each shareholder of record as of June 23, 2006, received one additional share for each outstanding share held. All periods presented have been adjusted to reflect the common stock split.
Also in February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During 2006, we repurchased approximately 40 million shares of our common stock for $1.3 billion or an average price per share of $32.93.
At December 31, 2006, we adopted the recognition provisions of Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The adoption of SFAS No. 158 impacted our balance sheet at December 31, 2006 as follows: a decrease to total assets of $187 million, an increase to total liabilities of $157 million, a decrease to minority interest of $126 million, and a decrease to shareholders’ equity of $218 million.
In January 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), and began expensing the cost of our employee stock option awards and our employee stock purchase plan. On a pretax basis, these costs totaled approximately $41 million in 2006 and are in addition to $36 million in costs we have historically expensed related to other equity based compensation and $16 million of incremental compensation cost related to modifications of previously granted stock-based awards retained when certain employees left the company. All expense related to stock compensation awards were charged to the segments to which each affected employee is assigned.

Business outlook
The outlook for our business remains generally favorable. Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex. Despite some disruption in activity in late 2006 and early 2007 due to adverse weather conditions, at this time we continue to see steady demand for our services in North America. The future trend will depend on natural gas storage levels and the direction of natural gas prices. The Canadian market has softened significantly since mid-2006 with a decrease in year-end rig count of 21% as compared to 2005. If the slowdown in activity continues, we will adjust our allocation of capital in that market as necessary. Despite recent volatility of natural gas prices, we have been able to negotiate price increases, though not as high as in the previous two years, as contracts roll over. Finally, we expect the energy services sector in regions outside North America to grow. Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly in the Eastern Hemisphere, consistent with our initiative to grow our operations in that part of the world. We expect to realize continued expansion in the Middle East, north Africa, offshore west Africa, and Russia.
In 2007, we will focus on:
-	maintaining optimal utilization of our equipment and resources;
-	increasing pricing and reducing discounts, as the market allows, for ESG’s services and products;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we have plans for three international research and development centers with global technology and training missions;

-	expanding our manufacturing capability and capacity with new manufacturing plants;
-	hiring and training of additional personnel to meet the increased demand for our services;
-
pursuing strategic acquisitions in line with ESG’s core products and services to expand our portfolio in key geographic areas. Consistent with this objective, we acquired Ultraline Services Corporation, a provider of wireline services in Canada, in January 2007;

-	increasing capital spending, primarily directed toward Eastern Hemisphere operations for service equipment additions and infrastructure related to recent project wins; and
-	completing the separation of KBR from Halliburton.
Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and

Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at December 31, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR’s directors who are independent of us and KBR, acting as a committee of KBR’s Board of Directors, will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
We notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us and our investigation continues.

In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we suspended the services of an additional agent on a separate current Nigerian project with respect to which we have received from a joint venture partner on that project allegations of wrongful payments made by such agent.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2006, KBR and its affiliates had revenue of approximately $5.8 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the DoD and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on United Kingdom Ministry of Defence (MoD) contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, KBR had revenue of approximately $1.0 billion from its government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flows.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. KBR had a 49% interest in this joint venture as of December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We ended 2006 with cash and equivalents of $4.4 billion compared to $2.4 billion at December 31, 2005. We ended 2006 with a negative net debt-to-capitalization ratio, with cash and equivalents and short-term investments exceeding our total debt.
Significant sources of cash
Cash flows from operations contributed $3.7 billion to cash in 2006. In the second quarter of 2006, we completed the sale of KBR’s Production Services group, which was part of our Energy and Chemicals segment. In connection with the sale, we received net proceeds of $265 million. In the fourth quarter of 2006, we received approximately $76 million as part of two agreements to sell certain non-core assets, including several lift boats. Our working capital requirements for our Iraq-related work, excluding cash and equivalents, decreased from $495 million at December 31, 2005 to $248 million at December 31, 2006.
We received proceeds of $508 million, net of underwriting fees and commissions and offering expenses, from the initial public offering of KBR, Inc. common stock in November 2006.
In 2006 and January 2007, we received $59 million in insurance proceeds related to fixed asset casualty reimbursement and business interruption from hurricanes Katrina and Rita.
We received approximately $167 million in asbestos- and silica-related insurance proceeds in 2006 and expect to receive additional amounts as follows:

Millions of dollars
2007	$68
2008	46
2009	131
2010	16
Total	$261

Further available sources of cash. We have available an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. There were no cash drawings under this credit facility as of December 31, 2006.

KBR has available an unsecured $850 million five-year revolving credit facility. Letters of credit that totaled $55 million were issued under the KBR revolving credit facility, thus reducing the availability under the credit facility to approximately $795 million at December 31, 2006. There were no cash drawings under the facility as of December 31, 2006.
Significant uses of cash
Capital expenditures of $891 million in 2006 were 37% higher than in 2005. Capital spending in 2006 included $831 million related to ESG, of which $260 million related to non-North American operations. ESG capital expenditures included increased spending on pressure pumping and drilling equipment to accommodate higher activity levels. KBR capital spending in 2006 was $57 million and included spending related to our DML shipyard and the build-out of KBR’s enterprise resource planning system.
During 2006, the company invested approximately $263 million on technology, including $256 million related to research and development costs.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. During 2006, we repurchased approximately 40 million shares of our common stock for $1.3 billion, or an average price per share of $32.93. We paid $306 million in dividends to our shareholders in 2006.
We repurchased $41 million of debt at a total cost of $49 million in 2006. In the third quarter of 2006, we repaid, at par plus accrued interest, our $275 million 6.0% medium-term notes that matured.
In 2006, we contributed a total of $4 million to our domestic pension plans and $186 million to our international pension plans, which included an ESG contribution of $58 million and a KBR contribution of $115 million to their respective United Kingdom pension plans.
Future uses of cash. The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2006:

	Payments Due
Millions of dollars	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (1)	$45	$164	$5	$752	$3	$1,862	$2,831
Interest on debt (2)	140	119	92	85	51	2,202	2,689
Operating leases	188	145	125	110	103	367	1,038
Purchase obligations (3)	1,336	127	96	24	9	11	1,603
Pension funding
obligations	84	-	-	-	-	-	84
Barracuda Caratinga	10	-	-	-	-	-	10
Total	$1,803	$555	$318	$971	$166	$4,442	$8,255

(1)   Long-term debt includes a silica note contributed to the trust for the benefit of silica personal injury claimants. Subsequent to the initial payment of $15 million, the silica note provided that we would contribute an amount up to $15 million to the silica trust each year for 30 years. The note also provides for an extension of the note for 20 additional years under certain circumstances. We initially recorded the note at our estimated amount of approximately $24 million, including the initial payment of $15 million paid in January 2005. We will periodically reassess our valuation of this note based upon our projections of the amounts we believe we will be required to fund into the silica trust. Long-term debt also includes an asbestos insurance partitioning agreement that we reached in 2004 with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. As part of the settlement, we agreed to pay $46 million in three annual installment payments beginning in January 2005. In 2004, we accrued $44 million, which represented the present value of the $46 million to be paid. The discount is accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments.
(2)   Interest on debt includes 90 years of interest on $300 million of debentures at 7.6% interest which become due in 2096.

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

Capital spending for 2007 is expected to be approximately $1.3 billion, of which $1.2 billion relates to the ESG. In 2007, the largest increases in capital expenditures will be in the Drilling and Formation Evaluation segment and the Fluid Systems segment. From a geographic perspective, much of the increase in capital spending will be directed toward the Eastern Hemisphere to supply additional service equipment and infrastructure related to recent project wins. We expect our 2007 investment in technology to increase approximately 34% compared to 2006.
There are no debt maturities scheduled in 2007.
In future periods, we expect to make $1.0 billion to $2.0 billion annually in discretionary acquisitions in order to add to our energy service products and technologies. In January 2007, we acquired all of the intellectual property, current assets, and existing wireline services business associated with Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $177 million subject to adjustments for working capital purposes.
We will also continue with our discretionary share repurchase program, which has $1.7 billion of remaining authorization as of December 31, 2006.
Subject to board approval, we expect to pay dividends of approximately $75 million per quarter in 2007.
As of December 31, 2006, we had commitments to fund approximately $156 million to related companies, including $119 million to fund our privately financed projects. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $13 million of the commitments to be paid during 2007.
Other factors affecting liquidity
KBR indemnifications. We have entered into various agreements relating to the separation of KBR from us, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006 the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with current investigations, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire at the earlier of: (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we will continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans. KBR’s final prospectus for its initial public offering dated November 15, 2006 contains a more detailed description of these separation agreements.
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $1.0 billion of letters of credit or bank guarantees were outstanding as of December 31, 2006, including $676 million that relate to KBR. These KBR letters of credit or bank guarantees include $516 million that relate to their joint ventures’ operations. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. Our current ratings are BBB+ on Standard & Poor’s and Baa1 on Moody’s Investors Service. In the fourth quarter of 2006, Moody’s revised its outlook from “stable” to “positive” due to our progress in the KBR separation. In the second quarter of 2006, Standard & Poor’s revised its long-term senior unsecured debt rating from BBB to BBB+ with a “stable” outlook due to the significant improvement in ESG operating performance and the considerable reduction in debt over the past year. Our short-term credit and commercial paper ratings are A-2 for Standard & Poor’s and P-2 for Moody’s Investors Service. We do not anticipate any adverse impact on our credit ratings resulting from the separation of KBR from Halliburton.
Debt covenants. Letters of credit related to our $1.2 billion revolving credit facility contain restrictive covenants, including maintaining a below maximum debt-to-capitalization ratio. At December 31, 2006, we were in compliance with this requirement.
In addition, the unsecured $850 million five-year revolving credit facility entered into by KBR contains covenants including a limitation on the amount KBR can invest in unconsolidated subsidiaries. KBR must also maintain financial ratios including a debt-to-capitalization ratio, a leverage ratio, and a fixed charge coverage ratio. At December 31, 2006, KBR was in compliance with these requirements.
Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.
The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.
If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time but we believe that they should be less than 6% of the total subcontractor costs. As of December 31, 2006, no amounts have been accrued for suspended security billings.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in approximately 100 countries throughout the world, where we provide a comprehensive range of discrete and integrated services and products to the energy industry and to other industrial and governmental customers. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies and governments around the world. The services and products provided to major, national, and independent oil and gas companies are used throughout the energy industry from the earliest phases of exploration, development, and production of oil and gas through refining and processing. Our six business segments are: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Energy and Chemicals, and Government and Infrastructure. We refer to the combination of Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions segments as the ESG, and the combination of Energy and Chemicals and Government and Infrastructure as KBR.
The industries we serve are highly competitive with many substantial competitors in each segment. In 2006, based upon the location of the services provided and products sold, 32% of our consolidated revenue was from the United States and 19% of our consolidated revenue was from Iraq. In 2005, 28% of our consolidated revenue was from the United States and 25% of our consolidated revenue was from Iraq. In 2004, 27% of our consolidated revenue was from Iraq and 22% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Energy Services Group
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, the world economy, and global stability, which together drive worldwide drilling activity. Our ESG financial performance is significantly affected by oil and gas prices and worldwide rig activity, which are summarized in the following tables.
This table shows the average oil and gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oil, and Henry Hub natural gas:

Average Oil Prices (dollars per barrel)	2006	2005	2004
West Texas Intermediate	$66.17	$56.30	$41.31
United Kingdom Brent	$65.35	$54.45	$38.14

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$6.81	$8.79	$5.85

The yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

Land vs. Offshore	2006	2005	2004
United States:
Land	1,558	1,287	1,093
Offshore	90	93	97
Total	1,648	1,380	1,190
Canada:
Land	467	454	365
Offshore	3	4	4
Total	470	458	369
International (excluding Canada):
Land	656	593	548
Offshore	269	258	233
Total	925	851	781
Worldwide total	3,043	2,689	2,340
Land total	2,681	2,334	2,006
Offshore total	362	355	334

Oil vs. Gas	2006	2005	2004
United States:
Oil	273	194	165
Gas	1,375	1,186	1,025
Total	1,648	1,380	1,190
Canada:
Oil	110	100	91
Gas	360	358	278
Total	470	458	369
International (excluding Canada):
Oil	709	651	599
Gas	216	200	182
Total	925	851	781
Worldwide total	3,043	2,689	2,340
Oil total	1,092	945	855
Gas total	1,951	1,744	1,485

Heightened energy demand in 2006 contributed to a 13% increase in the average worldwide rig count compared to 2005. This increase was primarily driven by the United States rig count, which grew 19% year-over-year. Our ESG revenue in the United States grew 36% year-over-year with these rig count increases. Average Canadian rig counts increased 3% in 2006 compared to 2005. Outside of North America, average rig counts increased in Latin America, Africa, and the Middle East, with most of the increase related to oil drilling.
Our customers’ cash flows, in many instances, depend upon the revenue they generate from the sale of oil and gas. Higher oil and gas prices usually translate into higher exploration and production budgets. Higher prices also improve the economic attractiveness of marginal exploration areas. This promotes additional investment by our customers in the sector. The opposite is true for lower oil and gas prices.

United States oil prices experienced record highs in 2006 with WTI and Brent crude average yearly prices increasing 18% and 20% respectively, compared to 2005.
After declining from record highs during the third and fourth quarter of 2006, crude oil prices are expected to remain at these historically high levels due to a combination of the following factors:
-	continued growth in worldwide petroleum demand, despite high oil prices;
-	projected production growth in non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate world wide demand growth;
-	OPEC’s commitment to control production; and
-	modest increases in OPEC’s current and forecasted production capacity.
According to the International Energy Agency’s January 2007 Oil Market report, the outlook for world oil demand remains strong, with China, the Middle East, and North America accounting for approximately 78% of the expected demand growth in 2007. Excess oil production capacity is expected to remain constrained and that, along with steady demand, is expected to keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The International Energy Agency forecasts world petroleum demand growth in 2007 to increase 2% over 2006.
Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in the United States. For example, mild temperatures and minimal hurricane-related disruptions to production on the Gulf of Mexico resulted in high natural gas storage levels and lower natural gas prices during the second half of 2006.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially offset price book increases. The discount applied normally decreases if activity levels are strong. During periods of reduced activity, discounts normally increase, reducing the revenue for our services and, conversely, during periods of higher activity, discounts normally decline resulting in revenue increasing for our services.
The price book increases we implemented in 2005 and the first half of 2006 increased revenue and operating income across all segments during 2006. From April 2006 to July 2006, we implemented several United States price book increases ranging from 5% to 12%, led by our pressure pumping services. We will continue to evaluate future United States price book increases and focus on decreasing customer discounts.
Geographic discussion. North America revenue for 2006 grew $1.6 billion compared to 2005. This growth was primarily led by our production enhancement services, where we help our customers optimize the production rates from the wells by providing stimulation services. Among the other opportunities we expect is the recovery in deepwater drilling. Although overall rigs in the Gulf of Mexico have continued to decrease in 2006, demand for rigs to drill in the deepwater of the Gulf of Mexico is increasing. Despite having downsized our Gulf of Mexico operations due to its downturn in 2002-2003, we continue to have a significant presence in the area and are positioned to meet increasing customer demand. As a result, our revenue from the Gulf of Mexico in 2006 was up 32% year-over-year, which contributed to a 152% increase in operating income in the Gulf of Mexico. Revenue from Canada was up 17% year-over-year, primarily driven by the Production Optimization segment. During the third quarter of 2006, our Drilling and Formation Evaluation and Fluid Systems segments were awarded multimillion-dollar contracts for a development project in Alaska.
During 2006, our ESG international revenue increased 23% or $1.3 billion compared to 2005.
In our Middle East/Asia region, Saudi Arabia experienced 49% revenue growth compared to 2005 due to increased activity. In July 2006, we signed a three-year agreement to provide the oilfield services component for the Saudi Aramco Al Khurais project. In the Asia Pacific area, Malaysia and Australia contributed the most to year-over-year revenue growth compared to 2005. In the third quarter of 2006, we were awarded two contracts in Indonesia totaling $110 million to provide cementing and stimulation services.

In our Europe/Africa/CIS region, North Sea activity has continued to grow, accounting for 25% of revenue growth year-over-year, led by the Production Optimization segment. In the second quarter of 2006, we signed a $193 million two-year contract with additional extension options for cementing services, pumping, and drilling and completion fluids in Norway. Also in the second quarter, we signed an estimated $100 million five-year contract with options for five single-year extensions to provide completion products and services for oil and gas operations in the United Kingdom, the Netherlands, Norway, and Ireland. In July 2006, we signed a $150 million contract to provide integrated drilling and well services in Norway for a duration of up to six years. Our operations in Russia experienced strong revenue and operating income growth year-over-year. In the fourth quarter of 2006, we signed a $59 million contract for the provision of hydraulic fracturing services in Russia. In the first quarter of 2007, we signed a $100 million three-year contract with options to renew for three additional one-year periods, for the provision of drilling fluids, waste management services, cementing, drill bits, directional drilling, and logging-while-drilling services in Russia. Activity in Africa grew $197 million, representing a 20% increase compared to 2005. Fluid Systems growth in both Nigeria and Angola, coupled with Production Optimization growth across Africa, accounted for the largest part of the revenue growth in Africa. We are continuing to deploy additional personnel into Libya as this market continues to grow after the elimination of sanctions by the United States.
In Latin America, we experienced 13% revenue growth year-over-year despite a decrease in revenue from Mexico. This came largely from revenue growth of 83% in Ecuador and 29% in Columbia, both aided by the Fluid Systems contract start-ups that began in 2005. Double digit revenue growth in Brazil, Argentina, and Venezuela also contributed to the improvement in Latin America. The revenue decline in Mexico is mostly attributable to the turnkey drilling project, which began in 2004 and was completed in July of 2006. In the fourth quarter of 2006, we signed a $73 million three-year contract to provide stimulation services in Mexico.
Technology is an important aspect of our business, and we continue to focus on the development, introduction, and application of new technologies. Therefore, we expect our 2007 investment in technology to increase approximately 34% compared to 2006. We have plans for three international research and development centers with global technology and training missions. The first will open in Pune, India in the second quarter of 2007, and the second in Singapore is planned for later in 2007.
ESG also has plans on expanding its manufacturing capability and capacity with new manufacturing plants in Mexico and Brazil during the first half of 2007 and in Singapore and Malaysia during the second half of 2007.
ESG hired over 13,000 employees in 2006, and we expect to add a similar number in 2007. To meet the increasing need for technical training, we also plan to open a new training center in Tyumen, Russia in the first quarter of 2007, which follows recent training center expansions in Malaysia, Egypt, and Mexico.
KBR
KBR provides a wide range of services to energy, chemical, and industrial customers and government entities worldwide. At any given time, a relatively few number of projects and joint ventures represent a substantial part of our operations. KBR projects are generally longer term in nature than our ESG work and are impacted by more diverse drivers than short-term fluctuations in oil and gas prices and drilling activities, such as local economic cycles, introduction of new governmental regulation, and governmental outsourcing of services. Demand for KBR’s services depends primarily on its customers’ capital expenditures and budgets for construction and defense services. Additionally, the heightened focus on global security and major military force realignments, as well as a global expansion in government outsourcing, have all contributed to increased demand for KBR’s services.
Energy and Chemicals segment. Our Energy and Chemicals segment designs and constructs energy and petrochemical projects throughout the world, including liquefied natural gas (LNG) and GTL gas monetization facilities, refineries, petrochemical plants, offshore oil and gas production platforms, and Syngas facilities. Production companies are investing in development projects that may not have been economically viable when oil and gas price levels were lower than they are today. Our experience in providing engineering, design and construction services in the oil and gas industry positions us to benefit from the growth expected across the various oil and gas sectors. We are positioned to capitalize on the anticipated growth in LNG & GTL infrastructure.

In order to meet growing energy demands, oil and gas companies are increasing their exploration, production, and transportation spending to increase production capacity and supply. KBR is currently targeting reimbursable EPC and engineering, procurement, and construction management opportunities in northern and western Africa, the Caspian area, Asia Pacific, Latin America, and the North Sea. With regard to our energy and chemical projects, worldwide resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures are causing delays in awards of and, in some cases, cancellations of major gas monetization and upstream prospects. Certain very large scale projects that KBR has been pursuing for new awards have either been cancelled, awarded to competitors or significantly delayed. These developments may negatively and materially impact KBR’s 2007 and 2008 results on a stand alone basis (excluding consideration of potential offsets such as the slower than expected decline in LogCAP III activity, or work in other areas and overhead reductions that may or may not be realized). It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters.
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
In the first quarter of 2006, we signed a $400 million contract for the construction of the Egypt Basic Industries Corporation (EBIC) ammonia plant project.  We also have an investment in a development corporation that has an indirect interest in the EBIC project.  We are performing the EPC work for the project and operations and maintenance services for the facility. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevented the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities, could be perfected. Indebtedness under the debt agreement is non-recourse to us. This default was cured on December 8, 2006 subject to EBIC’s submission and the lender’s acceptance of the remaining documents by March 2007. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC. In September 2006, we were instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed due to a decision to relocate the tanks. The new location has been selected and the client and its lenders have agreed to compensate KBR for approximately $6 million in costs resulting from the relocation of the storage tanks. We resumed work on the ammonia tanks in February 2007.
In July 2006, KBR was awarded, through a 50%-owned consolidated joint venture, a $997 million contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant.
Also in July 2006, we were awarded a $194 million fixed-price engineering, procurement, and construction management contract by a Saudi Kayan Petrochemical Company for a 1.35 million ton-per-year ethylene plant in Jubail City, Saudi Arabia.
In the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest, related to KBR’s consolidated 50%-owned GTL project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project, which was awarded in April 2005, has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Further delays have resulted from scope changes, engineering and construction modifications due to necessary front-end engineering design changes and increases in procurement costs due to project delays. As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of these change orders. As a result, portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders. As of December 31, 2006, we have recorded $43 million of unapproved change orders which primarily relate to these cost increases. Because of the civil unrest and security issues that currently exist in Nigeria, uncertainty regarding soil conditions at the property site and other matters, we could experience substantial additional cost increases on the Escravos project in the future. We believe that future cost increases attributed to civil unrest, security matters and potential differences in actual rather than anticipated soil conditions should ultimately be recoverable through future change orders pursuant to the terms of our contract as amended in 2006. However, should this occur, there could be timing differences between the recognition of cost and recognition of offsetting potential recoveries from our client, if any. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services for the Escravos joint venture. These services were in excess of the contractual limit of total engineering costs each partner can bill to the joint venture. As of December 31, 2006, the project was approximately 45% complete.
In the second quarter of 2006, we completed the sale of KBR’s Production Services group. Under the terms of the agreement, we received net proceeds of $265 million resulting in a pretax gain, net of post-closing adjustments, of $120 million. As a result of the sale agreement, Production Services operations and assets and liabilities have been classified as discontinued operations for all periods presented.
Government and Infrastructure segment. Our Government and Infrastructure segment provides support services to military and civilian branches of governments throughout the world, many of whom are increasing the use of outsourced service providers in order to focus on core functions and address budgetary constraints. The Government and Infrastructure segment’s most significant contract is the worldwide United States Army logistics contract, known as LogCAP III. We were awarded the competitively bid LogCAP III contract in December 2001 from the Army Materiel Command (AMC) to provide worldwide United States Army logistics services. The initial term of the contract was one-year, with nine one-year renewal options. We are currently in the fifth year of the contract.
In August 2006, we were awarded a $3.5 billion task order under our LogCAP III contract for additional work through 2007. Backlog related to the LogCAP III contract at December 31, 2006 was $3.0 billion. In 2006, Iraq-related work contributed $4.7 billion to consolidated revenue and $166 million to consolidated operating income, resulting in a 3.5% margin before corporate costs and taxes. We were awarded $120 million in LogCAP award fees during 2006 as a result of our performance rating. During the almost five-year period we have worked under the LogCAP III contract, we have been awarded 64 “excellent” ratings out of 76 total ratings. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007.
In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under the LogCAP III contract and in October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. Despite the award of the August 2006 task order under our LogCAP III contract, and the possibility of being awarded a portion of the LogCAP IV contract, we expect our overall volume of work to decline as our customer scales back the amount of services we provide. However, as a result of the recently announced surge of additional troops in Iraq, we expect the decline to occur more slowly than previously expected.
In addition, KBR was awarded the competitively bid Indefinite Delivery/Indefinite Quantity contract in the first quarter of 2006 to support the Department of Homeland Security’s U.S. Immigration and Customs Enforcement facilities in the event of an emergency. With a maximum total value of $385 million, this contract has a five-year term, consisting of a one-year base period and four one-year renewal options.
In the second quarter of 2006, a $13.9 billion private finance initiative contract was signed with the United Kingdom Ministry of Defence for the Allenby and Connaught project. This project is operated by a joint venture in which KBR has a 45% ownership interest. The project is for 35 years and consists of a nine-year construction project to upgrade the British Army’s garrisons at Aldershot and the Salisbury Plain in the United Kingdom. The contract also includes provisions for additional services to be performed over the 35-year period, including catering, transportation, office services, and maintenance services.
In July 2006, we resumed work under the U.S. Army Europe Support Contract, which was originally awarded in 2005. Under this contract, we will continue to provide support services to U.S. forces deployed in the Balkans. In addition, we will provide camp operations and maintenance, and transportation and maintenance services in support of troops throughout the U.S. Army Europe’s area of responsibility, which includes over 90 countries.
We are also the majority owner of Devonport Management Limited (DML), the owner and operator of Western Europe’s largest naval dockyard complex. Our DML shipyard operations are primarily engaged in refueling nuclear submarines and performing maintenance on surface vessels for the MoD as well as limited commercial projects. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition or reduction of our interest in DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition or reduction of our interest in DML.
With respect to the Alice Springs-Darwin railroad project, KBR owns a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment using the equity method of accounting in our Government and Infrastructure segment. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default, the joint venture’s need for additional financing, and the realization that the joint venture efforts to raise additional equity from third parties were not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. At December 31, 2006, our investment in this joint venture was $6 million. Our $6 million additional funding commitment was still outstanding.
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

RESULTS OF OPERATIONS IN 2006 COMPARED TO 2005

REVENUE:			Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$5,360	$3,990	$1,370	34%
Fluid Systems	3,598	2,838	760	27
Drilling and Formation Evaluation	3,221	2,552	669	26
Digital and Consulting Solutions	776	720	56	8
Total Energy Services Group	12,955	10,100	2,855	28
Energy and Chemicals	2,373	2,008	365	18
Government and Infrastructure	7,248	8,132	(884)	(11)
Total KBR	9,621	10,140	(519)	(5)
Total revenue	$22,576	$20,240	$2,336	12%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$3,229	$2,317	$912	39%
Latin America	410	349	61	17
Europe/Africa/CIS	1,027	802	225	28
Middle East/Asia	694	522	172	33
Subtotal	5,360	3,990	1,370	34
Fluid Systems:
North America	1,871	1,424	447	31
Latin America	417	374	43	11
Europe/Africa/CIS	844	659	185	28
Middle East/Asia	466	381	85	22
Subtotal	3,598	2,838	760	27
Drilling and Formation Evaluation:
North America	1,107	868	239	28
Latin America	474	400	74	19
Europe/Africa/CIS	744	619	125	20
Middle East/Asia	896	665	231	35
Subtotal	3,221	2,552	669	26
Digital and Consulting Solutions:
North America	251	210	41	20
Latin America	213	221	(8)	(4)
Europe/Africa/CIS	183	168	15	9
Middle East/Asia	129	121	8	7
Subtotal	776	720	56	8
Total Energy Services Group revenue
by region:
North America	6,458	4,819	1,639	34
Latin America	1,514	1,344	170	13
Europe/Africa/CIS	2,798	2,248	550	24
Middle East/Asia	2,185	1,689	496	29
Total Energy Services Group revenue	$12,955	$10,100	$2,855	28%

OPERATING INCOME (LOSS):			Increase	Percentage
Millions of dollars	2006	2005	(Decrease)	Change
Production Optimization	$1,530	$1,053	$477	45%
Fluid Systems	795	544	251	46
Drilling and Formation Evaluation	818	536	282	53
Digital and Consulting Solutions	240	146	94	64
Total Energy Services Group	3,383	2,279	1,104	48
Energy and Chemicals	37	124	(87)	(70)
Government and Infrastructure	202	329	(127)	(39)
Total KBR	239	453	(214)	(47)
General corporate	(138)	(115)	(23)	(20)
Total operating income	$3,484	$2,617	$867	33%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$1,059	$759	$300	40%
Latin America	85	59	26	44
Europe/Africa/CIS	230	128	102	80
Middle East/Asia	156	107	49	46
Subtotal	1,530	1,053	477	45
Fluid Systems:
North America	515	332	183	55
Latin America	70	58	12	21
Europe/Africa/CIS	127	103	24	23
Middle East/Asia	83	51	32	63
Subtotal	795	544	251	46
Drilling and Formation Evaluation:
North America	333	223	110	49
Latin America	90	58	32	55
Europe/Africa/CIS	154	110	44	40
Middle East/Asia	241	145	96	66
Subtotal	818	536	282	53
Digital and Consulting Solutions:
North America	126	62	64	103
Latin America	44	17	27	159
Europe/Africa/CIS	44	46	(2)	(4)
Middle East/Asia	26	21	5	24
Subtotal	240	146	94	64
Total Energy Services Group
operating income by region:
North America	2,033	1,376	657	48
Latin America	289	192	97	51
Europe/Africa/CIS	555	387	168	43
Middle East/Asia	506	324	182	56
Total Energy Services Group
operating income	$3,383	$2,279	$1,104	48%

Note 1 -      All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production Optimization into the Drilling and Formation Evaluation segment.

The increase in consolidated revenue in 2006 compared to 2005 was attributable to increased revenue from our Energy Services Group, predominantly resulting from increased activity, higher utilization of our equipment, and increased pricing due to higher exploration and production spending by our customers. This was partially offset by reduced activity in our Government and Infrastructure segment, primarily in the Middle East. Revenue in 2005 was impacted by an estimated $80 million in lost revenue due to Gulf of Mexico hurricanes. International revenue was 68% of consolidated revenue in 2006 and 72% of consolidated revenue in 2005. Revenue from the United States Government for all geographic areas was approximately $5.8 billion or 26% of consolidated revenue in 2006, compared to $6.6 billion or 32% of consolidated revenue in 2005.
The increase in consolidated operating income was primarily due to stronger performance in our Energy Services Group resulting from improved demand due to increased rig activity and improved pricing and asset utilization. KBR’s operating income declined primarily due to a $157 million loss recorded on the Escravos, Nigeria GTL project and reduced activity on government services projects, particularly in the Middle East. ESG operating income for 2006 included a $48 million gain on the sale of lift boats in west Africa and the North Sea and $47 million of insurance proceeds for business interruptions resulting from the 2005 Gulf of Mexico hurricanes. Operating income in 2005 was adversely impacted by an estimated $50 million due to Gulf of Mexico hurricanes, $45 million of which related to ESG and $5 million of which related to KBR.
In 2006, Iraq-related work contributed approximately $4.7 billion to consolidated revenue and $166 million to consolidated operating income, a 3.5% margin before corporate costs and taxes.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to 2005 was derived from all regions. Production enhancement services revenue grew 36%, with improvements in all regions, largely driven by United States onshore operations due to strong demand for stimulation services, coupled with improved equipment utilization and pricing. Also contributing to production enhancement services revenue growth were improved pricing and equipment utilization in Canada, increased activity in Europe, and a new contract in Oman. Revenue from sales of completion tools increased 31% compared to 2005, with improvements in all regions, benefiting from improved completions and perforating sales in the United States and recovery of Gulf of Mexico activity. Additionally impacting the increase in sales of completion tools was the addition of Easywell to the completion tool portfolio in Europe and Asia and increased activity in Asia for WellDynamics. International revenue was 44% of total segment revenue in 2006 compared to 47% in 2005.
The Production Optimization segment operating income improvement spanned all regions. Production enhancement services operating income increased 59% largely due to improved product mix in the United States and Asia. A 41% improvement in completion tools operating income primarily resulted from increased sales in Asia and increased sand control tools activity in Brazil. Partially offsetting the improvements in completion tools was decreased activity in the Middle East for WellDynamics. The 2006 segment operating income was positively impacted by a $48 million gain on the sale of lift boats in west Africa and the North Sea. The Production Optimization segment received hurricane insurance proceeds of $12 million in 2006. The 2005 segment operating income included a $110 million gain on the sale in 2005 of our equity interest in the Subsea 7, Inc. joint venture and was negatively impacted by hurricanes in the Gulf of Mexico by an estimated $14 million.
Fluid Systems revenue increase compared to 2005 was driven by 27% growth in Baroid Fluid Services revenue and 26% growth in cementing services revenue. Both service lines increased primarily in the United States from improved pricing and increased activity. Baroid Fluid Services improvements spanned all regions with increased operations in Venezuela and Russia, new contracts in Norway and Nigeria, and increased activity in Angola and Sakhalin. The expiration of a contract in Indonesia partially offset Baroid Fluid Services revenue increase. Sales of cementing services also improved due to increased activity in Russia, the North Sea, and Nigeria, improved pricing and sales in Angola, and new contract start-ups and product sales in Asia Pacific. Partially offsetting the cementing services revenue increase was decreased activity in Mexico. International revenue was 52% of total segment revenue in 2006 compared to 55% in 2005.

Fluid Systems segment operating income increase compared to 2005 resulted from 54% growth from Baroid Fluid Services and 43% growth in operating income from cementing services. Baroid Fluid Services operating income benefited primarily from increased activity and improved pricing in the United States and increased activity in Asia. Cementing services results increased predominantly in the United States due to increased activity and new contracts along with increased activity in Europe. The Fluid Systems segment received hurricane insurance proceeds of $31 million in 2006, and was negatively impacted by an estimated $25 million in 2005 from hurricanes in the Gulf of Mexico.
Drilling and Formation Evaluation revenue increase in 2006 compared to 2005 was derived from all four regions in all product service lines. The segment improvement was led by a 27% increase in drilling services revenue, particularly in the United States due to improved pricing and increased drilling activity. Increased international activity and new contract start-ups contributed to other region revenue increases, especially evident in Asia and Europe. Drill bits revenue increased 26% compared to 2005, largely benefiting from increased rig counts, improved pricing, and increased sales of fixed cutter bits in the United States and increased drilling activity in the Middle East and Asia. Wireline and perforating services revenue grew 25% primarily due to increased activity and improved pricing in the United States land, new contract awards and increased cased hole activity in Asia, improved pricing in Latin America, and new contracts in the Middle East. Lower sales of logging equipment to Asia in 2006 partially offset the wireline and perforating services revenue improvement. International revenue was 71% of total segment revenue in 2006 compared to 72% in 2005.
Drilling and Formation Evaluation operating income increase compared to 2005 spanned all geographic regions in all product service lines, with the United States as the predominant contributor due to improved pricing and increased rig activity. Drilling services operating income increased 66% from 2005 on increased activity and new contracts in Europe and Asia. Drill bits operating income increased 15% compared to 2005, the majority of which occurred in the Middle East and Asia. Wireline and perforating services results grew 50%, additionally benefiting from higher activity in the Middle East and Asia along with improved product mix in Latin America. Operating income in 2005 included a $24 million gain related to a patent infringement case settlement, while hurricanes in the Gulf of Mexico negatively impacted segment operating income by an estimated $6 million.
Digital and Consulting Solutions revenue increase in 2006 was driven by Landmark, with 17% revenue growth spanning all four regions, largely due to increased consulting services and software sales in Latin America and the United States. Project management revenue decreased 11% in 2006 due to the completion of two fixed-price integrated solutions projects in southern Mexico. International revenue was 70% of total segment revenue in 2006 compared to 73% in 2005.
Digital and Consulting Solutions operating income improved both at Landmark where operating income increased 59% due to stronger software and service sales, and project management where results tripled. The 2006 segment results included a gain of $10 million from the sale of an investment accounted for under the cost method and operating income of $12 million from earnings on an equity method investment. Included in 2005 segment results was $23 million in losses on two fixed-priced integrated solutions projects in Mexico and a $17 million favorable insurance settlement related to a pipe fabrication and laying project in the North Sea.
Energy and Chemicals revenue for 2006 increased $365 million compared to 2005. The increase is due to the start-up of several projects awarded in 2005 or early 2006, including the front-end engineering and design work performed on the Pearl project and revenue earned on the Escravos GTL project, which increased $452 million. In addition, revenue from gas monetization projects in Yemen and Algeria increased $109 million. These increases were offset by a $246 million decrease in revenue from a crude oil project in Canada.
Operating income for 2006 was $37 million compared to $124 million in 2005. The decrease is primarily due to a $157 million charge on the Escravos, Nigeria GTL project in 2006. The charge was primarily due to increases in the overall estimated cost to complete the project. The project has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Also negatively impacting operating income were a charge on the Barracuda-Caratinga project and a decrease in operating income from the Belanak project totaling $30 million. The decrease was partially offset by a $60 million increase in operating income from an ammonia project in Egypt and a gas development project in Algeria. In addition, we recorded $50 million of charges in 2005 related to an investment in an unconsolidated Algerian joint venture.

Government and Infrastructure revenue for 2006 totaled $7.2 billion, an $884 million decrease compared to 2005. This decrease was primarily due to a $698 million decrease in revenue from Iraq-related activities, a $151 million decrease in revenue related to hurricane repair efforts for United States naval facilities under the CONCAP III contract, and $58 million of impairment charges related to an equity investment in an Australian railroad operation.
Operating income for 2006 was $202 million compared to $329 million in 2005, a $127 million decrease. The 2006 results were also negatively impacted by $58 million in impairment charges recorded on an equity investment in an Australian railroad operation and a $17 million impairment charge and loss recorded on an equity investment in a joint venture road project in the United Kingdom. These decreases were partially offset by a $24 million increase in operating income from DML shipyard operations. The 2005 results include $96 million in operating income from the sale of and one-time cash distribution from an interest in a United States toll road.
General corporate expenses were $138 million in 2006 compared to $115 million in 2005. The increase was primarily due to increased legal costs and costs incurred for the separation of KBR from Halliburton.

NONOPERATING ITEMS

Interest expense decreased $32 million in 2006 compared to 2005, primarily due to the redemption in April 2005 of $500 million of our floating rate senior notes, the repayment in October 2005 of $300 million of our floating rate senior notes, and the repayment in August 2006 of $275 million of our medium-term notes.
Interest income increased $98 million in 2006 compared to 2005 due to higher cash investment balances.
Foreign currency losses, net grew to $22 million in 2006 from $13 million in 2005. The increase was primarily due to the impact of United States dollar proceeds from the sale of Production Services that were received by our United Kingdom-based subsidiary, which uses British sterling as its functional currency.
Other, net increased $14 million in 2006 compared to 2005. The 2005 year included costs related to our ESG accounts receivable securitization facility and sales of our United States government accounts receivable, neither of which had any outstanding amounts in 2006.
Provision for income taxes from continuing operations in 2006 of $1.1 billion resulted in an effective tax rate of 33%. The lower tax rate of 3% for 2005 resulted from recording favorable adjustments in 2005 totaling $805 million to our valuation allowance against the deferred tax asset related to asbestos and silica liabilities. Our strong 2005 earnings, coupled with an upward revision in our estimate of future domestic taxable income in 2006, drove these adjustments. We expect our 2007 tax rate to be approximately 35%.
Minority interest in net income of subsidiaries decreased $23 million compared to 2005 primarily due to the loss from the consolidated 50%-owned GTL project in Escravos, Nigeria. This is partially offset by earnings growth in our DML Shipyard, M.W. Kellogg Ltd., and our Pearl GTL project and an immaterial amount related to approximately 19% of KBR, Inc. sold in the IPO in November 2006.
Income (loss) from discontinued operations, net of tax in 2006 included a $120 million pretax gain on the sale of KBR’s Production Services group and $14 million of pretax income related to Production Services operations, partially offset by a $13 million legal settlement. Income from discontinued operations in 2005 primarily consisted of $45 million of pretax income related to Production Services operations.

RESULTS OF OPERATIONS IN 2005 COMPARED TO 2004

REVENUE:			Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$3,990	$3,047	$943	31%
Fluid Systems	2,838	2,324	514	22
Drilling and Formation Evaluation	2,552	2,038	514	25
Digital and Consulting Solutions	720	589	131	22
Total Energy Services Group	10,100	7,998	2,102	26
Energy and Chemicals	2,008	2,490	(482)	(19)
Government and Infrastructure	8,132	9,390	(1,258)	(13)
Total KBR	10,140	11,880	(1,740)	(15)
Total revenue	$20,240	$19,878	$362	2%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$2,317	$1,626	$691	42%
Latin America	349	315	34	11
Europe/Africa/CIS	802	710	92	13
Middle East/Asia	522	396	126	32
Subtotal	3,990	3,047	943	31
Fluid Systems:
North America	1,424	1,104	320	29
Latin America	374	338	36	11
Europe/Africa/CIS	659	568	91	16
Middle East/Asia	381	314	67	21
Subtotal	2,838	2,324	514	22
Drilling and Formation Evaluation:
North America	868	678	190	28
Latin America	400	301	99	33
Europe/Africa/CIS	619	504	115	23
Middle East/Asia	665	555	110	20
Subtotal	2,552	2,038	514	25
Digital and Consulting Solutions:
North America	210	201	9	4
Latin America	221	128	93	73
Europe/Africa/CIS	168	142	26	18
Middle East/Asia	121	118	3	3
Subtotal	720	589	131	22
Total Energy Services Group
revenue by region:
North America	4,819	3,609	1,210	34
Latin America	1,344	1,082	262	24
Europe/Africa/CIS	2,248	1,924	324	17
Middle East/Asia	1,689	1,383	306	22
Total Energy Services Group
revenue	$10,100	$7,998	$2,102	26%

OPERATING INCOME (LOSS):			Increase	Percentage
Millions of dollars	2005	2004	(Decrease)	Change
Production Optimization	$1,053	$588	$465	79%
Fluid Systems	544	348	196	56
Drilling and Formation Evaluation	536	270	266	99
Digital and Consulting Solutions	146	60	86	143
Total Energy Services Group	2,279	1,266	1,013	80
Energy and Chemicals	124	(443)	567	NM
Government and Infrastructure	329	84	245	292
Total KBR	453	(359)	812	NM
General corporate	(115)	(87)	(28)	(32)
Total operating income (loss)	$2,617	$820	$1,797	219%

Geographic - Energy Services Group segments only:
Production Optimization:
North America	$759	$367	$392	107%
Latin America	59	53	6	11
Europe/Africa/CIS	128	96	32	33
Middle East/Asia	107	72	35	49
Subtotal	1,053	588	465	79
Fluid Systems:
North America	332	186	146	78
Latin America	58	55	3	5
Europe/Africa/CIS	103	70	33	47
Middle East/Asia	51	37	14	38
Subtotal	544	348	196	56
Drilling and Formation Evaluation:
North America	223	111	112	101
Latin America	58	27	31	115
Europe/Africa/CIS	110	53	57	108
Middle East/Asia	145	79	66	84
Subtotal	536	270	266	99
Digital and Consulting Solutions:
North America	62	58	4	7
Latin America	17	(5)	22	NM
Europe/Africa/CIS	46	(5)	51	NM
Middle East/Asia	21	12	9	75
Subtotal	146	60	86	143
Total Energy Services Group
operating income by region:
North America	1,376	722	654	91
Latin America	192	130	62	48
Europe/Africa/CIS	387	214	173	81
Middle East/Asia	324	200	124	62
Total Energy Services Group
operating income	$2,279	$1,266	$1,013	80%

NM        -   Not Meaningful
Note 1   -   All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the reorganization of tubing conveyed perforating, slickline, and underbalanced applications operations from Production Optimization into the Drilling and Formation
                                   Evaluation segment.

The increase in consolidated revenue in 2005 compared to 2004 was attributable to increased revenue from our Energy Services Group, predominantly resulting from increased activity, higher utilization of our equipment, and our ability to raise prices due to higher exploration and production spending by our customers. This was partially offset by reduced activity in our government services projects, primarily in the Middle East, the winding down of offshore fixed-price EPIC operations, and other oil and gas projects nearing completion. Additionally, $80 million in estimated revenue was lost during 2005 due to Gulf of Mexico hurricanes. International revenue was 72% of consolidated revenue in 2005 and 78% of consolidated revenue in 2004, with the decrease primarily due to the decline of our government services projects abroad. Revenue from the United States Government for all geographic areas was approximately $6.6 billion or 32% of consolidated revenue in 2005 compared to $8.0 billion or 40% of consolidated revenue in 2004.
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
Production Optimization increase in revenue compared to 2004 was derived from all regions. Production enhancement services revenue grew 37% largely driven by United States onshore operations due to strong demand for stimulation services coupled with improved equipment utilization and pricing. Higher rig activity in Canada and offshore Angola and increased equipment sales to China also contributed to production enhancement services revenue growth. Revenue from sales of completion tools increased 17% compared to 2004, benefiting from improved completions and perforating sales in Angola, the United Kingdom, and the United States, and increased perforating activity in southern Mexico. These improvements were partially offset by declines in the Caspian where completions, drill stem test, and reservoir information contracts concluded in 2004 and early 2005. WellDynamics, which is included in completion tools, revenue more than doubled in 2005 compared to 2004 due to a large contract for intelligent well completions in the Middle East. Our Subsea 7, Inc. joint venture, which was sold in January 2005, contributed $2 million equity income in 2004. International revenue was 47% of total segment revenue in 2005 compared to 52% in 2004.
The increase in segment operating income in 2005 included a $110 million gain on the sale in 2005 of our equity interest in the Subsea 7, Inc. joint venture, partially offset by a $54 million gain on the sale of our surface well testing operations in 2004. The segment operating income improvement spanned all regions. Production enhancement services operating income increased 81% largely due to higher land rig activity and improved utilization of resources in the United States, as well as higher utilization of marine vessels offshore Angola. A 73% improvement in completion tools operating income primarily resulted from a general increase in sales and activity in the United States and higher completions and perforating activity in West Africa and the United Kingdom. WellDynamics had operating income in 2005 compared to a breakeven position in 2004, primarily due to improved manufacturing efficiencies and improved customer acceptance of its intelligent well completions technology. Subsea 7, Inc. contributed $2 million equity income to segment results in 2004. Hurricanes in the Gulf of Mexico in 2005 negatively impacted Production Optimization operating income by an estimated $14 million.

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
Drilling and Formation Evaluation revenue increase in 2005 compared to 2004 was derived from all four regions in every product service line. The segment improvement was led by a 30% increase in drilling services revenue, particularly in North America due to improved pricing, higher rig activity, and new contract awards. Increased international activity, new contract start-ups, and expanded GeoPilot® services contributed to other region revenue increases, especially evident in the North Sea, the Middle East, and Latin America. Drill bits revenue increased 26% compared to 2004, largely benefiting from increased rig counts, improved pricing, and increased sales of fixed cutter bits in the United States. Wireline and perforating services revenue grew 19% primarily due to increased cased hole activity and improved pricing in the United States, sales of logging equipment in Asia, and new contract awards in West Africa and the Middle East. International revenue was 72% of total segment revenue in 2005 compared to 73% in 2004.
The segment operating income increase compared to 2004 spanned all geographic regions in all product service lines, with North America as the predominant contributor due to improved pricing, increased rig activity, and growth in higher margin services. Drill bits operating income in 2005 was nearly five times that of 2004, the majority of which occurred in North America. Drilling services operating income more than doubled from 2004 to 2005, resulting from increased global activity, improved utilization and pricing, and continued customer acceptance of GeoPilot® and other high margin services. Equipment sales in Africa also contributed to drilling services operating income increase. Wireline and perforating services results grew 50%, additionally benefiting from higher activity in West Africa and the Middle East and sales of logging equipment in Asia. The increase in segment operating income included a $24 million gain related to a patent infringement case settlement. Hurricanes in the Gulf of Mexico in 2005 negatively impacted Drilling and Formation Evaluation operating income by an estimated $6 million.
Digital and Consulting Solutions revenue increase in 2005 was largely driven by project management services, with 40% revenue growth due to increased activity in Mexico and higher commodity prices in the United States, partially offset by the winding down of projects in the Middle East and Russia. Landmark revenue increased 13% in 2005 due to data bank project growth primarily in Africa, increased consulting, and higher sales and services in Algeria, partially offset by nonrecurring sales to Asia in 2004. International revenue was 73% of total segment revenue in 2005 compared to 69% in 2004.
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

Energy and Chemicals revenue for 2005 decreased $482 million compared to 2004. Revenue from offshore EPIC projects decreased $205 million as these projects were substantially completed during 2005. Additionally, revenue from several older LNG and oil and gas projects in Africa and Australia and an olefins project in the United States collectively decreased $424 million as these projects were also completed or substantially completed in 2005. Partially offsetting the decreases were higher activity on an offshore engineering and management project in the Caspian and a crude oil facility project in Canada, totaling $76 million. Additional increases resulted from revenue earned on projects awarded in 2005 located in Australia, Indonesia, and Nigeria, totaling $220 million.
Operating income totaled $124 million in 2005 compared to a $443 million loss in 2004, a $567 million increase. Contributing to improved operating income in 2005 were stronger results on many projects, including joint venture gas projects in Nigeria, offshore engineering and project management projects in Angola and the Caspian, and recently awarded LNG and GTL projects, collectively totaling $44 million. Additionally, 2005 results benefited from $21 million of gains on sales of assets and investments. Conversely, included in 2005 operating income were $30 million of losses on an Algerian gas processing plant project and $50 million of charges related to an unconsolidated Algerian joint venture. Included in the 2004 results were a $407 million loss on the Barracuda-Caratinga project in Brazil, $47 million of losses on the same gas processing plant project in Algeria, $29 million of losses on the Belanak project in Indonesia, and restructuring charges of $28 million.
Government and Infrastructure revenue for 2005 totaled $8.1 billion, a $1.3 billion decrease compared to 2004. Iraq-related activities in the Middle East decreased $1.6 billion primarily due to completion of our RIO contract. Partially offsetting the decrease was $362 million higher revenue earned by the DML shipyard and hurricane repair efforts to United States naval facilities on the Gulf Coast under the CONCAP contract.
Operating income for 2005 was $329 million compared to $84 million in 2004, a $245 million increase. Iraq-related income increased $97 million compared to 2004, primarily due to income from the award fees on definitized LogCAP task orders, settlement of DFAC issues, and resolution of disputed fuel costs and other issues. Increased activities from our DML shipyard positively impacted 2005 operating income by $13 million. In addition, hurricane repair efforts to United States naval facilities on the Gulf Coast under the CONCAP contract contributed to the increase. The 2005 results also included a combined $96 million in operating income from the sale of and one-time cash distribution from an interest in a United States toll road. The operating income comparison was adversely impacted by completion of the RIO contract in 2004. Segment results in 2004 included restructuring charges of $12 million.
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

Provision for income taxes from continuing operations in 2005 of $64 million resulted in an effective tax rate of 3% compared to an effective tax rate of 37% in 2004. Our 2005 tax rate is lower because we recorded favorable adjustments to our valuation allowance against the deferred tax asset related to asbestos and silica liabilities in 2005 totaling $805 million. Our strong 2005 earnings, coupled with an upward revision in our estimate of future domestic taxable income in 2006 and beyond, drove these adjustments.
Minority interest in net income of subsidiaries increased $31 million compared to 2004 primarily due to earnings growth from the DML shipyard, our GTL joint venture project in Nigeria, and our WellDynamics joint venture.
Income (loss) from discontinued operations, net of tax in 2005 primarily consisted of income related to Production Services operations. In 2004 we incurred a $778 million pretax charge for the revaluation of the 119 million shares of Halliburton common stock contributed to the asbestos claimant trust, a $698 million pretax charge related to the write-down of the asbestos and silica insurance receivable, a $44 million accrual related to a partitioning agreement, and an $11 million pretax charge related to a delayed-draw term facility that expired in June 2004. The remaining amount primarily consisted of professional and administrative fees related to various aspects of the asbestos and silica settlement.

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
Percentage of completion
Revenue from long-term contracts to provide construction, engineering, design, or similar services, almost all of which relates to KBR, is reported on the percentage-of-completion method of accounting. This method of accounting requires us to calculate job profit to be recognized in each reporting period for each job based upon our projections of future outcomes, which include:
-	estimates of the total cost to complete the project;
-	estimates of project schedule and completion date;
-	estimates of the extent of progress toward completion; and
-	amounts of any probable unapproved claims and change orders included in revenue.

Progress is generally based upon physical progress, man-hours or costs incurred depending on the type of job. Physical percent complete is determined as a combination of input and output measures as deemed appropriate by the circumstances.
At the outset of each contract, we prepare a detailed analysis of our estimated cost to complete the project. Risks related to service delivery, usage, productivity, and other factors are considered in the estimation process. Our project personnel periodically evaluate the estimated costs, claims, change orders, and percentage of completion at the project level. The recording of profits and losses on long-term contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of total contract value, change orders, and claims, less costs incurred and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they become evident. Profits are recorded based upon the total estimated contract profit times the current percentage complete for the contract.
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
At least quarterly, significant projects are reviewed in detail by senior management. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future costs, including but not limited to weather, inflation, labor and community disruptions, timely availability of materials, productivity, and other factors as outlined in our “Forward-Looking Information and Risk Factors.” These factors can affect the accuracy of our estimates and materially impact our future reported earnings. In the past, we have incurred substantial losses on projects that were not initially projected, including our Barracuda-Caratinga project (see “Barracuda-Caratinga project” in Note 3 of our consolidated financial statements for further discussion).
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
Base fee revenue is recorded at the time services are performed, based upon actual project costs incurred, and includes a reimbursement fee for general, administrative, and overhead costs. The general, administrative, and overhead cost reimbursement fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that are either in dispute with our customer or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.
Award fees are generally evaluated and granted periodically by our customer. For contracts entered into prior to June 30, 2003, award fees are recognized during the term of the contract based on our estimate of amounts to be awarded. Once award fees are granted and task orders underlying the work are definitized, we adjust our estimate of award fees to actual amounts earned. Our estimates are often based on our past award experience for similar types of work. We have received award fees on the Balkans project since 1995, and our estimates for award fees for this project have generally been accurate in the periods presented. During 2005, we began to receive LogCAP award fee scores and, based on these actual amounts, we adjusted our accrual rate for future awards. The controversial nature of this contract may cause actual awards to vary significantly from past experience.
For contracts containing multiple deliverables entered into subsequent to June 30, 2003 (such as PCO Oil South), we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of Staff Accounting Bulletin No. 104 “Revenue Recognition.” For service-only contracts and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the customer. The LogCAP IV contract would be an example of a contract in which award fees would be recognized only when definitized and awarded by the customer. Award fees on government construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.
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
Allowance for bad debts
We evaluate our accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retentions. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. This process involves a high degree of judgment and estimation, and frequently involves significant dollar amounts. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. Our estimates of allowances for bad debts have historically been accurate. Over the last five years, our estimates of allowances for bad debts, as a percentage of notes and accounts receivable before the allowance, have ranged from 2.8% to 5.9%. At December 31, 2006, allowance for bad debts totaled $97 million or 2.8% of notes and accounts receivable before the allowance, and at December 31, 2005, allowance for bad debts totaled $90 million or 2.8% of notes and accounts receivable before the allowance. A 1% change in our estimate of the collectibility of our notes and accounts receivable balance as of December 31, 2006 would have resulted in a $35 million adjustment to 2006 total operating costs and expenses.
Income tax accounting
We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” which requires recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We apply the following basic principles in accounting for our income taxes:
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
Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates. Additionally, we use forecasts of certain tax elements, such as taxable income and foreign tax credit utilization, as well as evaluate the feasibility of implementing tax planning strategies. Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results. Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts related to both continuing and discontinued operations.
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
We had recorded a valuation allowance based on the anticipated impact of the United States net operating loss generated from asbestos and silica deductions on our ability to utilize future foreign tax credits in the United States. This valuation allowance was reassessed quarterly based on a number of estimates, including future creditable foreign taxes and future taxable income. Factors such as actual operating results, material acquisitions or dispositions, and changes to our operating environment could alter the estimates, which could have a material impact on the valuation allowance. For example, as a result of our strong 2005 earnings, coupled with an upward revision in our estimate of future domestic taxable income for 2006 and beyond, we recorded favorable adjustments to this valuation allowance in 2005. Given that we fully utilized the United States net operating loss in 2006 and expect to begin utilizing foreign tax credits in the United States for 2007, the valuation allowance balance has been reduced to zero as of the end of 2006.

Legal and investigation matters
As discussed in Note 13 of our consolidated financial statements, as of December 31, 2006, we have accrued an estimate of the probable and estimable costs for the resolution of some of these matters. For other matters for which the liability is not probable and reasonably estimable, we have not accrued any amounts. Attorneys in our legal department monitor and manage all claims filed against us and review all pending investigations. Generally, the estimate of probable costs related to these matters is developed in consultation with internal and outside legal counsel representing us. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates is impacted by the amount of due diligence we have been able to perform. We attempt to resolve these matters through settlements, mediation, and arbitration proceedings when possible. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, our future financial results may be adversely affected. We have in the past recorded significant adjustments to our initial estimates of these types of contingencies.
Pensions
Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.
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
The discount rate utilized to determine the projected benefit obligation at the measurement date for our United States pension plans remained flat at 5.75% from October 31, 2005 to October 31, 2006. The discount rate utilized to determine the projected benefit obligation at the measurement date for our United Kingdom pension plans, which constitute 95% of our international plans and 92% of all plans, remained flat at 5.0% from September 30, 2005 to September 30, 2006. The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United Kingdom pension plans.

	Effect on
	Pension	Pension Benefit Obligation
Millions of dollars	Expense in 2006	at December 31, 2006
25-basis-point decrease in discount rate	$14	$187
25-basis-point increase in discount rate	$(12)	$(179)

Our defined benefit plans reduced pretax earnings by $83 million in 2006, $84 million in 2005, and $91 million in 2004. Included in the amounts were earnings from our expected pension returns of $217 million in 2006, $196 million in 2005, and $184 million in 2004. Unrecognized actuarial gains and losses were being recognized over a period of 3 to 28 years, which represented the expected remaining service life of the employee group. Our unrecognized actuarial gains and losses arose from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns were $318 million in 2006, $553 million in 2005, and $276 million in 2004. The difference between actual and expected returns is deferred and recorded in other comprehensive income net of tax as actuarial gain or loss and is recognized as future pension expense. Our net actuarial loss, net of tax, at December 31, 2006 was $411 million. On a pretax basis, $43 million of our net actuarial loss at December 31, 2006 will be recognized as a component of our expected 2007 pension expense. During 2006, we made contributions to fund our defined benefit plans of $190 million, which included $174 million contributed in order to mitigate a portion of the projected underfunding of our United Kingdom plans. We expect to make additional contributions in 2007 of approximately $84 million.
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

OFF BALANCE SHEET ARRANGEMENTS

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

We do not consider any of these risk management activities to be material. See Note 1 to the consolidated financial statements for additional information on our accounting policies on derivative instruments. See Note 17 to the consolidated financial statements for additional disclosures related to financial instruments.
Interest rate risk
We have exposure to interest rate risk from our long-term debt.
The following table represents principal amounts of our long-term debt at December 31, 2006 and related weighted average interest rates on the repaid amounts by year of maturity for our long-term debt.

Millions of dollars	2007	2008	2009	2010	2011	Thereafter	Total
Fixed-rate debt:
Repayment amount ($US)	$2	$152	$3	$753	$3	$1,855	$2,768
Weighted average interest
rate on repaid amount	5.5%	5.6%	5.5%	5.5%	5.5%	4.8%	5.0%
Variable-rate debt:
Repayment amount ($US)	$28	$11	$2	$-	$-	$-	$41
Weighted average interest
rate on repaid amount	6.6%	8.2%	8.6%	-	-	-	7.2%

The fair market value of long-term debt was $3.7 billion as of December 31, 2006.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $43 million as of December 31, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 12 federal and state superfund sites for which we have established a liability. As of December 31, 2006, those 12 sites accounted for approximately $10 million of our total $43 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123(R)) using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123. Also, beginning with the January 1, 2006 purchase period, compensation costs for our employee stock purchase plan are being expensed. See Note 1 to the consolidated financial statements for further information.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We did not elect early adoption of this interpretation and adopted the provisions of FIN 48 beginning January 1, 2007. We have completed an initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a significant impact on our financial position or results from operations. We expect that any adjustment to reduce beginning-of-year retained earnings will not exceed $40 million.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to:
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
The requirement to recognize the funded status of a benefit plan and the additional disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, and we will adopt these requirements at that time. See Note 18 to the consolidated financial statements for further information.
During September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation was effective for the first fiscal year ending after November 15, 2006. The adoption of this interpretation did not have an impact on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

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

United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and United States Army Europe. Our government services revenue related to Iraq totaled approximately $4.7 billion in 2006, $5.4 billion in 2005, and $7.1 billion in 2004.
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

Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.
The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.
If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time. As of December 31, 2006, no amounts have been accrued for suspended security billings.
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the fourth quarter of 2006, we resolved approximately $25 million of the $55 million withheld as of December 31, 2006 with our contracting officer and received these amounts in the first quarter of 2007. Of the approximately $55 million withheld as of December 31, 2006, $17 million had been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve the remaining amounts.
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
Investigations
We provided information to the DoD Inspector General’s office in February 2004 about contacts between former employees and our subcontractors. In the first quarter of 2005, the United States Department of Justice (DOJ) issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.

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
The House Oversight and Government Reform Committee has conducted hearings on the United States military's reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.
Claims
We had unapproved claims totaling $36 million at December 31, 2006 and $69 million at December 31, 2005 for the LogCAP and PCO Oil South contracts. The unapproved claims outstanding at December 31, 2006, are considered to be probable of collection and have been recognized as revenue. Similarly, of the $69 million of unapproved claims outstanding at December 31, 2005, $57 million were considered to be probable of collection and have been recognized as revenue. The remaining $12 million of unapproved claims were not considered probable of collection and have not been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
In addition, as of December 31, 2006, we had incurred approximately $159 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.
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
Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.” During the fourth quarter of 2006, the DCMA granted, again, continued approval of our government contract purchasing system.

Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter of 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. The DCMA continues to approve KBR’s accounting system as acceptable for accumulating costs incurred under United States government contracts.
SIGIR report
In October 2006, the Special Inspector General for Iraq Reconstruction, or SIGIR, issued a report stating that we have improperly labeled reports provided to our customer, AMC, as proprietary data, when data marked does not relate to internal contractor information. We will work with AMC to address the issues raised by the SIGIR report.

Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at December 31, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR’s directors who are independent of us and KBR, acting as a committee of KBR’s Board of Directors, will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
We notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us and our investigation continues.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we suspended the services of an additional agent on a separate current Nigerian project with respect to which we have received from a joint venture partner on that project allegations of wrongful payments made by such agent.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2006, KBR and its affiliates had revenue of approximately $5.8 billion from its government contracts work with agencies of the United States or state or local governments. In addition, we may be excluded from bidding on MoD contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, KBR had revenue of approximately $1.0 billion from its government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flows.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. KBR had a 49% interest in this joint venture as of December 31, 2006.

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
Our operations in countries other than the United States accounted for approximately 68% of our consolidated revenue during 2006 and 72% of our consolidated revenue during 2005. Based upon the location of services provided and products sold, 19% of our consolidated revenue in 2006 and 25% during 2005 was from Iraq, primarily related to our work for the United States Government. Operations in countries other than the United States are subject to various risks unique to each country. With respect to any particular country, these risks may include:
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
Our facilities and our employees are under threat of attack in some countries where we operate. In addition, the risks related to loss of life of our personnel and our subcontractors in these areas continue.
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
Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity, often reflected as changes in rig counts. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability. Factors affecting the prices of oil and natural gas include:
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
Risk related to award of new gas monetization and upstream projects
With regard to our energy and chemical projects, worldwide resource constraints, escalating material and equipment prices, and ongoing supply chain pricing pressures are causing delays in awards of and, in some cases, cancellations of major gas monetization and upstream prospects. Certain very large scale projects that KBR has been pursuing for new awards have either been cancelled, awarded to competitors or significantly delayed. These developments may negatively and materially impact KBR’s 2007 and 2008 results on a stand alone basis (excluding consideration of potential offsets such as the slower than expected decline in LogCAP III activity, or work in other areas and overhead reductions that may or may not be realized). It is generally very difficult to predict whether or when we will receive such awards as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters.

Governmental and capital spending
Our business is directly affected by changes in governmental spending and capital expenditures by our customers. Some of the changes that may materially and adversely affect us include:
-
a decrease in the magnitude of governmental spending and outsourcing for military and logistical support of the type that we provide. For example, the current level of government services being provided in the Middle East will not likely continue for an extended period of time and the current rate of spending has decreased substantially compared to 2005 and 2004. Our government services revenue related to Iraq under our LogCAP III and other contracts totaled approximately $4.7 billion in 2006, $5.4 billion in 2005, and $7.1 billion in 2004. We expect to complete all open task orders under our LogCAP III contract during the third quarter of 2007. In August 2006, the DoD issued a request for proposals on a new competitively bid, multiple service provider LogCAP IV contract to replace the current LogCAP III contract. We are currently the sole service provider under the LogCAP III contract and in October 2006, we submitted the final portion of our bid on the LogCAP IV contract. We expect that the contract will be awarded during the second quarter of 2007. We may not be awarded any part of the LogCAP IV contract. Despite the award of the August 2006 task order under our LogCAP III contract and the possibility of being awarded a portion of the LogCAP IV contract, we expect our overall volume of work in Iraq to decline as our customer scales back the amount of services we provide. However, as a result of the recently announced surge of additional troops in Iraq, we expect the decline to occur more slowly than previously expected;

-
on November 13, 2006, the MoD asked us to withdraw our initial public offering pending the MoD’s financial analysis of KBR on a stand-alone basis. The MoD also advised us that if we proceeded with our initial public offering without satisfying the MoD, the MoD would have little option but to take steps to cause the MoD to use its power to safeguard the essential security interests of the United Kingdom with respect to the Devonport Royal Dockyard. If the MoD deems it to be in the essential security interests of the United Kingdom, the MoD has the right to make DML’s interest in the Devonport Royal Dockyard non-voting and may have a right to remove DML’s directors of the Devonport Royal Dockyard, in which case DML would retain its economic interest in the Devonport Royal Dockyard, or the MoD may assume at any time control of the Devonport Royal Dockyard and dispose of DML’s interest on its behalf at fair value. In such a situation, the MoD would appoint an international firm of chartered accountants to determine the fair value for DML’s interest. In such event, there would be a risk that we may not agree with the determined value of DML’s interest in the Devonport Royal Dockyard, and it is unclear if and/or how we could challenge the determination. Any such action by the MoD would be an event of default under the DML shareholders agreement and would permit the other partners in our DML joint venture to acquire our interest in the DML joint venture at the lower of net asset value (generally a shareholder’s initial and subsequent investment and the proportionate share of consolidated capital and revenue reserves) or fair market value, which would be determined by a chartered accountant and would be final and binding absent manifest error. We believe that the net asset value of our investment in our DML joint venture may be significantly less than the fair market value of that investment. Any exercise by our partners in the DML joint venture of their rights to acquire our interest in DML would not prejudice any other rights or remedies available to them under the joint venture agreement or otherwise. Accordingly, KBR’s separation from us without satisfying the MoD, or the loss of DML’s interest in the Devonport Royal Dockyard and the loss of our interest in DML, could have a material adverse effect on our future prospects, business, results of operations and cash flow. We are engaging in discussions with the MoD regarding KBR’s ownership in DML and the possibility of reducing or disposing of our interest. Although no decision has been made with respect to a disposition or reduction of our interest in

DML, we are supporting a process to identify potential bidders that may have an interest in acquiring our interest in DML. We do not know at this time if the process will result in a disposition or reduction of our interest in DML. Revenue from our DML shipyard operations for the years ended December 31, 2006, 2005, and 2004 was $850 million, $863 million and $738 million, respectively;

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
With respect to the Alice Springs-Darwin railroad project, KBR owns a 36.7% interest in a joint venture that is the holder of a 50-year concession contract with the Australian government to operate and maintain the railway. We account for this investment using the equity method of accounting in our Government and Infrastructure segment. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default, the joint venture’s need for additional financing, and the realization that the joint venture efforts to raise additional equity from third parties were not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. At December 31, 2006, our investment in this joint venture was $6 million. Our $6 million additional funding commitment was still outstanding.
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

We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any such schedule or performance requirements could result in additional costs, and the amount of such additional costs could exceed projected profit margins for the project. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. For example, our Tangguh contract provides for substantial liquidated damages should the project not be completed and provisionally accepted by the client by a specified date. The current estimated construction schedule for the Tangguh project indicates that construction will be completed just prior to the date specified in the contract whereby liquidated damages will be reviewed. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base.
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
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for our costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. We disagree with the Petrobras claim because the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. We agreed to indemnify KBR under the master separation agreement for all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of the subsea flowline bolts. See Note 3 to the consolidated financial statements for more information.
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
Other KBR risks
Credit matters. Some customers may require KBR to provide credit enhancements, including bonds, letters of credit or performance or financial guarantees. In line with industry practice, KBR is often required to provide performance and surety bonds to customers. These bonds indemnify the customer should KBR fail to perform their obligations under the contract. KBR has minimal stand-alone bonding capacity and other credit support capacity without Halliburton and, except to the limited extent set forth in the master separation agreement, Halliburton is not obligated to provide credit support. KBR is engaged in discussions with surety companies to obtain additional stand-alone bonding capacity, but they may not be successful. If a bond is required for a particular project and KBR is unable to obtain an appropriate bond, they cannot pursue that project. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be difficult to obtain or may only be available at significant cost. Because of liquidity or other issues, KBR could at times be unable to provide necessary letters of credit. In addition, future projects may require KBR to obtain letters of credit that extend beyond the term of their current credit facility. Further, KBR’s credit facility limits the amount of new letters of credit and other debt they can incur outside of the credit facility to $250 million, which could adversely affect their ability to bid or bid competitively on future projects if the credit facility is not amended or replaced. Prior to KBR, Inc.’s initial public offering, Halliburton has provided guarantees of most of KBR’s surety bonds and letters of credit as well as most other payment and performance guarantees under their contracts. The credit support arrangements in existence at the completion of KBR, Inc.’s initial public offering will remain in effect, but Halliburton is not expected to enter into any new credit support arrangements on KBR’s behalf, except to the limited extent Halliburton is obligated to do so under the master separation agreement. KBR has agreed to indemnify Halliburton for all losses under KBR’s outstanding credit support instruments and any additional credit support instruments for which Halliburton may become obligated following our initial public offering, and under the master separation agreement. KBR has agreed to use their reasonable best efforts to attempt to release or replace Halliburton’s liability thereunder for which such release or replacement is reasonably available. Any inability by KBR to obtain adequate bonding and/or provide letters of credit or other customary credit enhancements and, as a result, to bid on new work could have a material adverse effect on our business prospects and future revenue.
KBR does not expect that Halliburton will provide, and Halliburton has not provided, payment and performance guarantees of KBR’s bonds, letters of credit and contracts entered into after our initial public offering as Halliburton has in the past, except to the extent Halliburton has agreed to do so under the terms of the master separation agreement. KBR’s customers and prospective customers will need assurances that KBR’s financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. If KBR’s customers or prospective customers are not satisfied with KBR’s financial stability absent the support from Halliburton that KBR has relied on in the past, it could have a material adverse effect on KBR’s ability to bid for and obtain or retain projects, our business prospects and future revenues.
Prior to KBR, Inc.’s initial public offering, they relied upon Halliburton to fund KBR’s working capital demands and assist KBR in meeting their liquidity needs, thereby providing KBR with a reliable source of cash, liquidity and credit support enhancements even in unusual or unexpected circumstances. KBR is no longer able to rely on Halliburton to meet future needs, except to the extent of credit support instruments outstanding at the completion of KBR, Inc.’s initial public offering and to the limited extent Halliburton has agreed to provide additional guarantees, indemnification and reimbursement commitments for KBR’s benefit in connection with letters of credit, surety bonds and performance guarantees related to certain of KBR’s existing project contracts as provided for in the master separation agreement. KBR has obtained limited surety capacity and is currently engaged in discussions with surety companies to obtain stand-alone bonding capacity without Halliburton or other credit support. KBR’s efforts to obtain this stand-alone bonding capacity may not be successful. KBR can provide no assurance that they will have sufficient working capital or surety support to allow them to secure large-scale contracts or satisfy contract performance specifications.
In December 2005, KBR entered into a five-year, unsecured revolving credit facility that provides up to $850 million of borrowings and letters of credit. This facility serves to assist KBR in providing working capital and letters of credit for their projects. The revolving credit facility contains a number of covenants restricting, among other things, incurrence of additional indebtedness and liens, sales of KBR assets, the amount of investments KBR can make, and dividends. KBR is also subject to certain financial covenants, including maintenance of ratios with respect to consolidated debt to total consolidated capitalization, leverage and fixed charge coverage. If KBR fails to meet the covenants or an event of default occurs, they would not have available the liquidity that the facility provides. In addition, under KBR’s existing revolving credit facility, and potentially under any future credit facility, KBR will be required to incur increased lending fees, costs and interest rates and, if future borrowings were to occur, to dedicate a substantial portion of their cash flow from operations to the repayment of debt and the interest associated with that debt.
Pension matters. Under regulations applicable to pension plans maintained for the benefit of KBR’s employees in the United Kingdom, a disposition of KBR, Inc.’s common stock by Halliburton could constitute an event for which it would be advisable to obtain clearance from the Pensions Regulator in the United Kingdom if it were determined to be a change of control that is financially detrimental to the ability of a United Kingdom pension plan to meet its funding liabilities. In such event, should KBR fail to obtain clearance, the Pensions Regulator could issue a contribution notice, which could impose liability on an employer of an amount equal to the cost of securing all of the pension plan beneficiaries’ benefits by the purchase of annuities. As an alternative to obtaining clearance from the Pensions Regulator, KBR could agree with the trustee of some or all of the pension plans to provide additional security to the plans satisfactory to such trustees, which would not provide the same certainty as obtaining clearance, but may reduce the risk of receiving a contribution notice from the Pensions Regulator. While no determination has been made at this time as to the action, if any, that would be taken, if clearance were sought from the Pensions Regulator or an agreement was negotiated with the trustees for the United Kingdom pension plans, it may be necessary to fund some or all of the deficits under the United Kingdom pension plans, either in a lump sum or over an agreed period. Because the funding status of KBR’s United Kingdom pension plans is dependent on future events and circumstances and actuarial assumptions, we cannot estimate the range of exposure at this time.
Separation matters. Halliburton currently assists KBR in performing various corporate functions, including the following:
-	information technology and communications;
-	human resource services such as payroll and benefit plan administration;
-	legal;
-	tax;
-	accounting;
-	office space and office support;
-	risk management;
-	treasury and corporate finance; and
-	investor services, investor relations and corporate communications.
Following KBR’s anticipated complete separation from Halliburton, Halliburton will have no obligation to provide these functions to KBR other than the interim services that will be provided by Halliburton under a transition services agreement. Also, after the termination of this agreement, KBR may not be able to replace the transition services in a timely manner or on terms and conditions, including costs, as favorable as those KBR receives from Halliburton.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by our independent registered public accounting firm, KPMG LLP.

HALLIBURTON COMPANY

by

/s/ David J. Lesar	/s/ C. Christopher Gaut
David J. Lesar	C. Christopher Gaut
Chairman of the Board,	Executive Vice President and
President, and	Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Halliburton Company:

We have audited the accompanying consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halliburton Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 18, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Halliburton Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Halliburton Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Halliburton Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Halliburton Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Halliburton Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, Halliburton Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2007

HALLIBURTON COMPANY
Consolidated Statements of Operations

	Years ended December 31
Millions of dollars and shares except per share data	2006	2005	2004
Revenue:
Services	$19,192	$17,679	$17,747
Product sales	3,312	2,587	2,137
Equity in earnings (losses) of unconsolidated affiliates, net	72	(26)	(6)
Total revenue	22,576	20,240	19,878
Operating costs and expenses:
Cost of services	16,031	15,308	16,870
Cost of sales	2,675	2,129	1,882
General and administrative	450	380	361
Gain on sale of business assets, net	(64)	(194)	(55)
Total operating costs and expenses	19,092	17,623	19,058
Operating income	3,484	2,617	820
Interest expense	(175)	(207)	(229)
Interest income	162	64	44
Foreign currency losses, net	(22)	(13)	(3)
Other, net	-	(14)	2
Income from continuing operations before income taxes and
minority interest	3,449	2,447	634
Provision for income taxes	(1,144)	(64)	(235)
Minority interest in net income of subsidiaries	(33)	(56)	(25)
Income from continuing operations	2,272	2,327	374
Income (loss) from discontinued operations, net of tax (provision) benefit
of $(42), $(16), and $174	76	31	(1,353)
Net income (loss)	$2,348	$2,358	$(979)

Basic income (loss) per share:
Income from continuing operations	$2.24	$2.31	$0.43
Income (loss) from discontinued operations, net	0.07	0.03	(1.55)
Net income (loss) per share	$2.31	$2.34	$(1.12)

Diluted income (loss) per share:
Income from continuing operations	$2.16	$2.24	$0.42
Income (loss) from discontinued operations, net	0.07	0.03	(1.53)
Net income (loss) per share	$2.23	$2.27	$(1.11)

Basic weighted average common shares outstanding	1,014	1,010	874
Diluted weighted average common shares outstanding	1,054	1,038	882
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Balance Sheets

	December 31
Millions of dollars and shares except per share data	2006	2005
Assets
Current assets:
Cash and equivalents	$4,379	$2,391
Receivables:
Notes and accounts receivable (less allowance for bad debts of $97 and $90)	3,451	3,345
Unbilled work on uncompleted contracts	1,223	1,456
Total receivables	4,674	4,801
Inventories	1,261	953
Current deferred income taxes	319	719
Other current assets	550	522
Total current assets	11,183	9,386
Property, plant, and equipment, net of accumulated depreciation of $4,154 and $3,838	3,048	2,648
Noncurrent deferred income taxes	603	748
Goodwill	775	765
Equity in and advances to related companies	397	382
Other assets	814	1,119
Total assets	$16,820	$15,048
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,931	$1,967
Advanced billings on uncompleted contracts	903	661
Accrued employee compensation and benefits	764	648
Current maturities of long-term debt	45	361
Other current liabilities	1,084	790
Total current liabilities	4,727	4,427
Long-term debt	2,786	2,813
Employee compensation and benefits	887	718
Other liabilities	597	573
Total liabilities	8,997	8,531
Minority interest in consolidated subsidiaries	447	145
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,060 and 1,054 shares	2,650	2,634
Paid-in capital in excess of par value	1,689	1,501
Deferred compensation	-	(98)
Accumulated other comprehensive income	(437)	(266)
Retained earnings	5,051	2,975
	8,953	6,746
Less 62 and 26 shares of treasury stock, at cost	1,577	374
Total shareholders’ equity	7,376	6,372
Total liabilities and shareholders’ equity	$16,820	$15,048
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Shareholders’ Equity

Millions of dollars and shares	2006	2005	2004
Balance at January 1	$6,372	$3,932	$2,547
Dividends and other transactions with shareholders	(1)	202	(123)
Common share repurchase program	(1,323)	-	-
Sale of stock by a subsidiary	117	-	-
Common shares to be contributed to asbestos
trust - 119 shares	-	-	2,335
Adoption of SFAS 158	(218)	-	-
Other	34	-	-

Comprehensive income (loss):
Net income (loss)	2,348	2,358	(979)

Cumulative translation adjustments	48	(48)	33
Realization of (gains) losses included in net
income (loss)	(14)	7	(1)
Net cumulative translation adjustments	34	(41)	32

Pension liability adjustments	2	(54)	115

Unrealized gains (losses) on investments and
derivatives	12	(12)	5
Realization of gains on investments and
derivatives	(1)	(13)	-
Net unrealized gains (losses) on investments
and derivatives	11	(25)	5

Total comprehensive income (loss)	2,395	2,238	(827)

Balance at December 31	$7,376	$6,372	$3,932
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Consolidated Statements of Cash Flows

	Years ended December 31
Millions of dollars	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,348	$2,358	$(979)
Adjustments to reconcile net income (loss) to net cash from operations:
(Income) loss from discontinued operations	10	(1)	1,364
Depreciation, depletion, and amortization	527	504	509
Provision (benefit) for deferred income taxes, including $21, $0, and $(167) related to discontinued operations	682	(235)	(176)
Distributions from (advances to) related companies, net of equity in (earnings) losses	(77)	39	(39)
Gain on sale of assets	(123)	(192)	(62)
Asbestos and silica liability payment related to Chapter 11 filing	-	(2,345)	(119)
Collection of asbestos- and silica-related insurance receivables	167	1,032	-
Other changes:
Receivables and unbilled work on uncompleted contracts	19	423	(506)
Accounts receivable facilities transactions	-	(519)	519
Inventories	(308)	(152)	(33)
Accounts payable	(91)	(317)	439
Reserve for loss on contracts	133	(97)	(77)
Accrued employee benefits	121	184	73
Contributions to pension plans	(190)	(81)	(85)
Advanced billings	209	113	(209)
Other	230	(13)	309
Total cash flows from operating activities	3,657	701	928
Cash flows from investing activities:
Capital expenditures	(891)	(651)	(575)
Sales of property, plant, and equipment	158	132	166
Dispositions of business assets, net of cash disposed	374	299	127
Acquisitions of business assets, net of cash acquired	(27)	(108)	(25)
Proceeds from sales of securities	10	15	22
Sales (purchases) of short-term investments in marketable securities, net	(20)	891	(180)
Investments - restricted cash	-	1	89
Other investing activities	(30)	(69)	(30)
Total cash flows from investing activities	(426)	510	(406)
Cash flows from financing activities:
Proceeds from the sale of KBR, Inc. common stock, net of offering costs	508	-	-
Proceeds from long-term debt, net of offering costs	8	24	496
Proceeds from exercises of stock options	159	342	63
Payments to reacquire common stock	(1,339)	(12)	(7)
Borrowings (repayments) of short-term debt, net	(16)	10	(7)
Payments on long-term debt	(349)	(823)	(20)
Payments of dividends to shareholders	(306)	(254)	(221)
Tax benefit from exercise of options and restricted stock	53	-	-
Other financing activities	2	(7)	(21)
Total cash flows from financing activities	(1,280)	(720)	283
Effect of exchange rate changes on cash	37	(17)	8
Increase in cash and equivalents	1,988	474	813
Cash and equivalents at beginning of year	2,391	1,917	1,104
Cash and equivalents at end of year	$4,379	$2,391	$1,917
Supplemental disclosure of cash flow information:
Cash payments during the year for:
Interest	$175	$210	$211
Income taxes	$345	$282	$265
See notes to consolidated financial statements.

HALLIBURTON COMPANY
Notes to Consolidated Financial Statements

Note 1. Description of Company and Significant Accounting Policies
Description of Company
Halliburton Company’s predecessor was established in 1919 and incorporated under the laws of the State of Delaware in 1924. We are one of the world’s largest oilfield services companies and a leading provider of engineering and construction services. Our six business segments are: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions, collectively, the Energy Services Group (ESG); and Energy and Chemicals and Government and Infrastructure, collectively known as KBR. Through the ESG, we provide a comprehensive range of services and products for the exploration, development, and production of oil and gas. We serve major, national, and independent oil and gas companies throughout the world. KBR provides a wide range of services to energy, chemical, and industrial customers and to governmental entities worldwide.
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
Common share and earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the two-for-one common stock split, in the form of a stock dividend, paid on July 14, 2006 to shareholders of record as of June 23, 2006.
Revenue recognition
Overall. Our service and products are generally sold based upon purchase orders or contracts with our customers that do not include right of return provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured. Service revenue, including training and consulting services, are recognized when the services are rendered and collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man-hour, or similar basis.
Software sales. Sales of perpetual software licenses, net of any deferred maintenance and support fees, are recognized as revenue upon shipment. Sales of time-based licenses are recognized as revenue over the license period. Maintenance and support fees are recognized as revenue ratably over the contract period, usually a one-year duration.
Percentage-of-completion. Revenue from contracts to provide construction, engineering, design, or similar services, almost all of which relates to KBR, is reported on the percentage-of-completion method of accounting. Progress is generally based upon physical progress, man-hours, or costs incurred, depending on the type of job. Physical percent complete is determined as a combination of input and output measures as deemed appropriate by the circumstances. All known or anticipated losses on contracts are provided for when they become evident. Claims and change orders that are in the process of being negotiated with customers for extra work or changes in the scope of work are included in revenue when collection is deemed probable.

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
Base fee revenue is recorded at the time services are performed, based upon actual project costs incurred, and includes a reimbursement fee for general, administrative, and overhead costs. The general, administrative, and overhead cost reimbursement fees are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that are either in dispute with our customer or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.
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
Sale of stock by a subsidiary
When, as part of a broader corporate reorganization, a subsidiary or affiliate sells unissued shares in a public offering, we treat the transaction as a capital transaction. Therefore, the increase or decrease in the carrying amount of our subsidiary’s stock would not be reflected as a gain or loss on our consolidated statements of operations, but as an increase or decrease to Paid-in capital in excess of par value.
Research and development
Research and development expenses are charged to income as incurred. Research and development expenses were $256 million in 2006, $220 million in 2005, and $234 million in 2004, of which over 97% was company-sponsored in each year.
Software development costs
Costs of developing software for sale are charged to expense as research and development when incurred until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the software is ready for general release to customers. We capitalized costs related to software developed for resale of $21 million in 2006, $21 million in 2005, and $16 million in 2004. Amortization expense of software development costs was $21 million for 2006 and $22 million for both 2005 and 2004. Once the software is ready for release, amortization of software development costs begins. Capitalized software development costs are amortized over periods not exceeding five years.
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
Halliburton stock-based compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective application. Accordingly, we are recognizing compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period based on the fair value at date of grant. Also, beginning with the January 1, 2006 purchase period, compensation expense for our 2002 Employee Stock Purchase Plan (ESPP) is being recognized. The cumulative effect of this change in accounting principle related to stock-based awards was immaterial. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation expense was recognized for stock options or the ESPP. Compensation expense was recognized for restricted stock awards. As a result of adopting SFAS No. 123(R), the incremental pretax expense related to employee stock option awards and our ESPP totaled approximately $41 million in 2006, or $0.02 per diluted share after tax.
Total stock-based compensation expense, net of related tax effects, was $60 million in 2006. Total income tax benefit recognized in net income for stock-based compensation arrangements was $33 million in 2006, $17 million in 2005, and $9 million in 2004. Total incremental compensation cost resulting from modifications of previously granted stock-based awards was $16 million in 2006, $19 million in 2005, and $12 million in 2004. These modifications allowed certain employees to retain their awards after leaving the company.

The following table summarizes the pro forma effect on net income (loss) and income (loss) per share for 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years ended December 31
Millions of dollars except per share data	2005	2004
Net income (loss), as reported	$2,358	$(979)
Add: Total stock-based compensation expense included
in net income, net of related tax effects	31	16
Less: Total stock-based compensation expense
determined under fair-value-based method for all
awards, net of related tax effects	(61)	(44)
Net income (loss), pro forma	$2,328	$(1,007)

Basic income (loss) per share:
As reported	$2.34	$(1.12)
Pro forma	$2.31	$(1.16)
Diluted income (loss) per share:
As reported	$2.27	$(1.11)
Pro forma	$2.25	$(1.14)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of options granted in 2006 was a blended rate based upon implied volatility calculated on actively traded options on our common stock and upon the historical volatility of our common stock. The expected volatility of options granted in 2005 and 2004 was based upon the historical volatility of our common stock. The expected term of options granted in 2006, 2005, and 2004 was based upon historical observation of actual time elapsed between date of grant and exercise of options for all employees. The assumptions and resulting fair values of options granted were as follows:

	Years ended December 31
	2006	2005	2004
Expected term (in years)	5.24	5.00	5.00
Expected volatility	42.20%	51.06 - 52.79%	54.30 - 57.47%
Expected dividend yield	0.76 - 1.06%	0.73 - 1.16%	1.27 - 1.65%
Risk-free interest rate	4.30 - 5.03%	3.77 - 4.33%	2.71 - 3.89%
Weighted average grant-date fair value per share	$14.20	$11.42	$6.69

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model. The expected volatility was a one-year historical volatility of our common stock. The assumptions and resulting fair values were as follows:

	Offering period July 1 through December 31
	2006	2005	2004
Expected term (in years)	0.5	0.5	0.5
Expected volatility	37.77%	30.46%	55.50%
Expected dividend yield	0.80%	0.73%	1.48%
Risk-free interest rate	5.29%	3.89%	3.29%
Weighted average grant-date fair value per share	$9.32	$5.50	$4.31

	Offering period January 1 through June 30
	2006	2005	2004
Expected term (in years)	0.5	0.5	0.5
Expected volatility	35.65%	26.93%	57.47
Expected dividend yield	0.75%	1.16%	1.65
Risk-free interest rate	4.38%	3.15%	2.71
Weighted average grant-date fair value per share	$7.91	$4.15	$3.74

KBR, Inc. stock-based compensation
For KBR, Inc. options granted in 2006, the fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility of KBR, Inc. options granted in 2006 is based upon a blended rate that uses the historical and implied volatility of common stock for selected peers. The expected term of KBR, Inc. options granted in 2006 is based upon the average of the life of the option and the vesting period of the option. The assumptions and resulting fair values of options granted were as follows:

2006
Expected term (in years)	6
Expected volatility	35.0%
Expected dividend yield	0.0%
Risk-free interest rate	4.6%
Weighted average grant-date fair value per share	$9.34

The KBR, Inc. stock-based compensation expense relating to restricted stock and stock option awards under the KBR, Inc. 2006 Stock and Incentive Plan was immaterial.
See Note 15 for further detail on stock incentive plans.

Note 2. KBR, Inc. Initial Public Offering
Our Energy and Chemicals and Government and Infrastructure segments are part of KBR, Inc. (KBR), which was formed in March 2006. In November 2006, KBR, Inc. completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock, at $17.00 per share. We received proceeds of approximately $508 million from the IPO, net of underwriting discounts and commissions and offering expenses. As the IPO was a result of a broader corporate reorganization, the increase in the carrying amount of our investment in KBR, Inc. was recorded in “Paid-in capital in excess of par value” in our consolidated balance sheet as of December 31, 2006. We now hold an approximate 81% interest in KBR, Inc., which we consolidate for financial reporting purposes, represented by 135.6 million shares of KBR, Inc. common stock.
We have entered into various agreements relating to the separation of KBR from us, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with current investigations, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire at the earlier of: (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we will continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us. The fees will be determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans. KBR’s final prospectus for its initial public offering dated November 15, 2006 contains a more detailed description of these separation agreements.
In conjunction with the closing of the KBR, Inc. IPO, KBR, Inc. granted stock options, restricted stock, and restricted stock unit awards under the KBR, Inc. 2006 Stock and Incentive Plan. See Note 15 for further detail on KBR, Inc. stock incentive plans.
We are now working toward the separation of KBR, Inc. which we expect to complete no later than the end of April 2007.
On February 26, 2007, our Board of Directors approved a plan under which we will dispose of our remaining interest in KBR, Inc. through a tax-free exchange with Halliburton shareholders pursuant to an exchange offer and, following the completion or termination of the exchange offer, a special pro rata dividend distribution of any and all of our remaining KBR, Inc. shares. In January 2007, we received a ruling from the Internal Revenue Service that, among other things, no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of a pro rata dividend. We have requested a supplemental ruling from the Internal Revenue Service that no gain or loss will be recognized by Halliburton or its shareholders as a result of a distribution of KBR, Inc. stock by means of an exchange offer whereby holders of Halliburton stock may tender their shares and receive KBR, Inc. shares in exchange, followed by a dividend distribution of any remaining shares of KBR, Inc. stock held by Halliburton to its shareholders. The exchange offer and any subsequent distribution of KBR, Inc. stock will not be conditioned on receipt of such a supplemental ruling from the Internal Revenue Service. We have also obtained an opinion of counsel related to the tax-free nature of the exchange offer and any subsequent spin-off distribution.

Note 3. Percentage-of-Completion Contracts
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

Recording of profits and losses on percentage-of-completion contracts requires an estimate of the total profit or loss over the life of each contract. This estimate requires consideration of contract value, change orders and claims reduced by costs incurred, and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period they become evident. Except in a limited number of projects that have significant uncertainties in the estimation of costs, we do not delay income recognition until projects have reached a specified percentage of completion. Generally, profits are recorded from the commencement date of the contract based upon the total estimated contract profit multiplied by the current percentage complete for the contract.
When calculating the amount of total profit or loss on a percentage-of-completion contract, we include unapproved claims in total estimated contract value when the collection is deemed probable based upon the four criteria for recognizing unapproved claims under the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Including unapproved claims in this calculation increases the operating income (or reduces the operating loss) that would otherwise be recorded without consideration of the probable unapproved claims. Probable unapproved claims are recorded to the extent of costs incurred and include no profit element. In all cases, the probable unapproved claims included in determining contract profit or loss are less than the actual claim that will be or has been presented to the customer.
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

Millions of dollars	2006	2005	2004
Probable unapproved claims	$189	$175	$182
Probable unapproved claims accrued revenue	187	172	182
Probable unapproved claims from unconsolidated related companies	78	92	51

As of December 31, 2006, the probable unapproved claims, including those from unconsolidated related companies relate to eight contracts, most of which are complete or substantially complete. See Note 12 for a discussion of United States government contract claims, which are not included in the table above.
A significant portion of the probable unapproved claims as of December 31, 2006 ($148 million related to our consolidated entities and $45 million related to our unconsolidated related companies) arose from three completed projects with Petroleos Mexicanos (PEMEX) that are currently subject to arbitration proceedings. In addition, we have “Other assets” of $64 million for previously approved services that are unpaid by PEMEX and have been included in these arbitration proceedings. Actual amounts we are seeking from PEMEX in the arbitration proceedings are in excess of these amounts. The arbitration proceedings are expected to extend through 2007. PEMEX has asserted unspecified counterclaims in each of the three arbitrations; however, it is premature based upon our current understanding of those counterclaims to make any assessment of their merits. As of December 31, 2006, we had not accrued any amounts related to the counterclaims in the arbitrations.
We have contracts with probable unapproved claims that will likely not be settled within one year totaling $175 million at December 31, 2006 and $172 million at December 31, 2005 included in the table above, which are reflected as “Other assets” on the consolidated balance sheets. The remaining $12 million at December 31, 2006 is included in “Unbilled work on uncompleted contracts” since the contracts are expected to be settled within one year. Our unconsolidated related companies include probable unapproved claims as revenue to determine the amount of profit or loss for their contracts. Probable unapproved claims from our related companies are included in “Equity in and advances to related companies.”

Unapproved change orders
We have other contracts for which we are negotiating change orders to the contract scope and have agreed upon the scope of work but not the price. These change orders amounted to $81 million at December 31, 2006. Unapproved change orders at December 31, 2005 were $61 million. Our share of change orders from unconsolidated related companies totaled $3 million at December 31, 2006 and $5 million at December 31, 2005.
In the second quarter of 2006, we identified a $148 million charge, before income taxes and minority interest, related to KBR’s consolidated 50%-owned GTL project in Escravos, Nigeria. This charge was primarily attributable to increases in the overall estimated cost to complete the project. The project, which was awarded in April 2005, has experienced delays relating to civil unrest and security on the Escravos River, near the project site. Further delays have resulted from scope changes, engineering and construction modifications due to necessary front-end engineering design changes and increases in procurement costs due to project delays. As of September 30, 2006, we had approximately $269 million in unapproved change orders related to this project. In the fourth quarter of 2006, we reached agreement with the project owner to settle $264 million of these change orders. As a result, portions of the remaining work now have a lower risk profile, particularly with respect to security and logistics. Since we completed our first check estimate in the second quarter of 2006, the project has continued to estimate significant additional cost increases. We currently expect to recover these recently identified cost increases through change orders. As of December 31, 2006, we have recorded $43 million of unapproved change orders which primarily relate to these cost increases. Because of the civil unrest and security issues that currently exist in Nigeria, uncertainty regarding soil conditions at the property site and other matters, we could experience substantial additional cost increases on the Escravos project in the future. We believe that future cost increases attributed to civil unrest, security matters and potential differences in actual rather than anticipated soil conditions should ultimately be recoverable through future change orders pursuant to the terms of our contract as amended in 2006. However, should this occur, there could be timing differences between the recognition of cost and recognition of offsetting potential recoveries from our client, if any. We recorded an additional $9 million loss in the fourth quarter of 2006 related to non-billable engineering services for the Escravos joint venture. These services were in excess of the contractual limit of total engineering costs each partner can bill to the joint venture.
Barracuda-Caratinga project
Following is the status, as of December 31, 2006, of our Barracuda-Caratinga project, a multiyear construction project to develop the Barracuda and Caratinga crude oilfields located off the coast of Brazil:
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
In addition, at Petrobras’ direction, we have replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and we understand that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The original design specification for the bolts was issued by Petrobras, and as such, we believe the cost resulting from any replacement is not our responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. We have notified Petrobras that this matter is in dispute. We believe several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct us to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for our costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they have submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective stud bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. We disagree with the Petrobras claim because the bolts met Petrobras’ design specification, and we do not believe there is any basis for the amount claimed by Petrobras. We intend to vigorously defend ourselves and pursue recovery of the costs we have incurred to date through the arbitration process. The arbitration hearing is not expected to begin until the first quarter of 2008. We agreed to indemnify KBR under the master separation agreement for all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of the subsea flowline bolts. As of December 31, 2006, we have not accrued any amounts related to this arbitration.

Note 4. Acquisitions and Dispositions
Ultraline Services Corporation
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation, a division of Savanna Energy Services Corp. Ultraline is a provider of wireline services in Canada. We paid approximately $177 million, subject to adjustment for working capital purposes. Ultraline will be included in our Drilling and Formation Evaluation segment.
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
Dulles Greenway Toll Road
As part of our infrastructure projects, we occasionally take an ownership interest in the constructed asset, with a view toward monetization of that ownership interest after the asset has been operating for some period and increases in value. In September 2005, KBR sold its 13% interest in a joint venture that owned the Dulles Greenway Toll Road in Virginia. We received $85 million in cash from the sale. Because of unfavorable early projections of traffic to support the toll road after it had opened, we wrote down our investment in the toll road in 1996. At the time of the sale, our investment had a net book value of zero, and therefore, we recorded the entire $85 million of cash proceeds to operating income in our Government and Infrastructure segment.
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

Note 5. Business Segment Information
We have six business segments: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, Digital and Consulting Solutions, Energy and Chemicals, and Government and Infrastructure. The segments mirror the way our chief operating decision maker regularly reviews the operating results, assesses performance, and allocates resources.

During the second quarter of 2006, we moved slickline services, tubing conveyed perforating, and underbalanced applications from the Production Optimization segment to the Drilling and Formation Evaluation segment, as these services are more closely aligned with the Drilling and Formation Evaluation segment. Prior period balances were reclassified to reflect this change. Because of this change, what we previously referred to as “logging services” within the Drilling and Formation Evaluation segment we now refer to as “wireline and perforating services.” In addition, for internal management purposes we combined our Drilling and Formation Evaluation and Digital and Consulting Solutions divisions, resulting in three Energy Services Group internal divisions. However, we continue to disclose four segments for the Energy Services Group.
KBR’s Production Services operations were moved into discontinued operations for reporting purposes in the first quarter of 2006. All prior period amounts were reclassified to discontinued operations.
Energy Services Group
Following is a summary of our Energy Services Group segments.
Production Optimization. The Production Optimization segment provides products and services for completion of wells, testing and monitoring performance of wells and reservoirs, and treatments to improve well productivity and increase recoverable reserves. This segment consists of production enhancement services and completion tools and services.
Production enhancement services include stimulation services, pipeline process services, sand control services, and well intervention services. Stimulation services optimize oil and gas reservoir production through a variety of pressure pumping services, nitrogen services, and chemical processes, commonly known as hydraulic fracturing and acidizing. Pipeline process services include pipeline and facility testing, commissioning, and cleaning via pressure pumping, chemical systems, specialty equipment, and nitrogen, which are provided to the midstream and downstream sectors of the energy business. Sand control services include fluid and chemical systems and pumping services for the prevention of formation sand production. Well intervention services enable live well intervention and continuous pipe deployment capabilities through the use of hydraulic workover systems and coiled tubing tools and services.
Completion tools and services include subsurface safety valves and flow control equipment, surface safety systems, packers and specialty completion equipment, intelligent completion systems, expandable liner hanger systems, sand control systems, well servicing tools, and reservoir performance services. Reservoir performance services include testing tools, real-time reservoir analysis, and data acquisition services. Additionally, completion tools and services include WellDynamics, an intelligent well completions joint venture, which we consolidate for accounting purposes.
Until January 2005 when it was sold, subsea operations conducted by Subsea 7, Inc., of which we formerly owned 50%, were included in this segment. Subsea 7, Inc. was accounted for by the equity method.
Fluid Systems. The Fluid Systems segment focuses on providing services and technologies to assist in the drilling and construction of oil and gas wells. This segment consists of cementing services and Baroid Fluid Services.
Cementing services involve bonding the well and well casing while isolating fluid zones and maximizing wellbore stability. Our cementing service line also provides casing equipment.
Baroid Fluid Services provide drilling fluid systems, performance additives, solids control, and waste management services for oil and gas drilling, completion, and workover operations.
Drilling and Formation Evaluation. The Drilling and Formation Evaluation segment is primarily involved in the drilling and formation evaluation process during bore-hole construction. Major services and products offered include Sperry Drilling Services, Security DBS Drill Bits, and wireline and perforating services.
Sperry Drilling Services provide drilling systems and services. These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, multilateral systems, underbalanced applications, and rig site information systems. Our drilling systems offer directional control while providing important measurements about the characteristics of the drill string and geological formations while drilling directional wells. Real-time operating capabilities enable the monitoring of well progress and aid decision-making processes.

Security DBS Drill Bits provide roller cone rock bits, fixed cutter bits, and related downhole tools used in drilling oil and gas wells. In addition, coring equipment and services are provided to acquire cores of the formation drilled for evaluation.
Wireline and perforating services include open-hole wireline services that provide information on formation evaluation, including resistivity, porosity, and density, rock mechanics, and fluid sampling. Also offered are cased-hole and slickline services, which provide cement bond evaluation, reservoir monitoring, pipe evaluation, pipe recovery, mechanical services, well intervention, and perforating. Perforating services include tubing-conveyed perforating services and products.
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
KBR
KBR provides a wide range of services to energy, chemical, and industrial customers and government entities worldwide. Management focuses on major projects within its two reportable segments, Energy and Chemicals and Government and Infrastructure. The nature of these two segments can result in a relatively small number of projects and joint ventures representing a substantial portion of operations. Following is a summary of our KBR segments.
Energy and Chemicals. The Energy and Chemicals segment designs and constructs energy and petrochemical projects, including large, technically complex projects in remote locations around the world. Our expertise includes onshore and offshore oil and gas production facilities (including platforms, floating production and subsea facilities), onshore and offshore pipelines, LNG and GTL gas monetization facilities, refineries, and petrochemical plants and Syngas. We provide a complete range of engineering, procurement, construction, and commissioning start-up (EPC-CS) services, as well as program and project management, consulting, and technology services.
TSKJ is a joint venture formed to design and construct large-scale projects in Nigeria. TSKJ’s members are Technip, SA of France, Snamprogetti Netherlands B.V., which is a subsidiary of Saipem SpA of Italy, JGC Corporation of Japan, and us, each of which has a 25% ownership interest. TSKJ has completed five LNG production facilities on Bonny Island, Nigeria and is currently working on a sixth such facility. We account for this investment using the equity method of accounting.
M.W. Kellogg Limited (MWKL) is a London-based joint venture that provides full EPC-CS related services for LNG, GTL, and onshore oil and gas projects. MWKL is owned 55% by KBR and 45% by JGC Corporation. We consolidate MWKL for financial accounting purposes.
Brown & Root-Condor Spa (BRC), a joint venture with Sonatrach and another Algerian company, enhances our ability to operate in Algeria by providing access to local resources. BRC executes work for Algerian and international customers, including Sonatrach. BRC has built oil and gas production facilities and civil infrastructure projects, including hospitals and office buildings. KBR has a 49% interest in the joint venture. We account for this investment using the equity method of accounting.
Government and Infrastructure. The Government and Infrastructure segment delivers on-demand support services across the full military cycle from contingency logistics and field support to operations and maintenance on military bases. The civil infrastructure market operates in diverse sectors, including transportation, waste and water treatment, and facilities maintenance. It provides program and project management, contingency logistics, operations and maintenance, construction management, engineering, and other services to military and civilian branches of governments and private clients worldwide. KBR is the majority owner of DML, which owns and operates Devonport Royal Dockyard, Western Europe’s largest naval dockyard complex. We consolidate DML for financial accounting purposes.

In addition, this segment includes the Alice-Springs-Darwin railroad. The Alice Springs-Darwin railroad is a privately financed project that was formed in 2001 to build, operate and own transcontinental railroad from Alice Springs to Darwin. Australia was granted a 50-year concession period by the Australian government. Government and Infrastructure provides engineering, procurement, and construction (EPC) services for the project and are the largest equity holder in the project with a 36.7 % interest, with the remaining equity held by eleven other participants. We account for this investment using the equity method of accounting.
Also included in this segment is Aspire Defence/Allenby-Connaught a joint venture between us, Mowlem Plc. and a financial investor formed to contract with the MoD to upgrade and service certain United Kingdom military facilities. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program. KBR indirectly owns a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, KBR owns a 50% interest in each of the two joint ventures that provide the construction and related support services to Aspire Defence. We account for this investment using the equity method of accounting.
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
Revenue from the United States Government, which was derived almost entirely from our Government and Infrastructure segment, totaled $5.8 billion or 26% of consolidated revenue in 2006, $6.6 billion or 32% of consolidated revenue in 2005, and $8.0 billion or 40% of consolidated revenue in 2004. No other customer represented more than 10% of consolidated revenue in any period presented.

The tables below present information on our business segments.

Operations by business segment
	Years ended December 31
Millions of dollars	2006	2005	2004
Revenue:
Production Optimization	$5,360	$3,990	$3,047
Fluid Systems	3,598	2,838	2,324
Drilling and Formation Evaluation	3,221	2,552	2,038
Digital and Consulting Solutions	776	720	589
Total Energy Services Group	12,955	10,100	7,998
Energy and Chemicals	2,373	2,008	2,490
Government and Infrastructure	7,248	8,132	9,390
Total KBR	9,621	10,140	11,880
Total	$22,576	$20,240	$19,878
Operating income (loss):
Production Optimization	$1,530	$1,053	$588
Fluid Systems	795	544	348
Drilling and Formation Evaluation	818	536	270
Digital and Consulting Solutions	240	146	60
Total Energy Services Group	3,383	2,279	1,266
Energy and Chemicals	37	124	(443)
Government and Infrastructure	202	329	84
Total KBR	239	453	(359)
General corporate	(138)	(115)	(87)
Total	$3,484	$2,617	$820
Capital expenditures:
Production Optimization	$324	$245	$203
Fluid Systems	175	94	74
Drilling and Formation Evaluation	313	210	189
Digital and Consulting Solutions	19	26	32
Total Energy Services Group	831	575	498
Energy and Chemicals	12	4	9
Government and Infrastructure	18	33	41
Shared KBR	27	39	27
Total KBR	57	76	77
General corporate	3	-	-
Total	$891	$651	$575

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

Revenue by country is determined based on the location of services provided and products sold.

Operations by business segment (continued)
	Years ended December 31
Millions of dollars	2006	2005	2004
Depreciation, depletion, and amortization:
Production Optimization	$180	$158	$153
Fluid Systems	86	88	83
Drilling and Formation Evaluation	165	138	145
Digital and Consulting Solutions	49	64	75
Total Energy Services Group	480	448	456
Energy and Chemicals	7	9	11
Government and Infrastructure	22	32	27
Shared KBR	18	15	15
Total KBR	47	56	53
Total	$527	$504	$509
Total assets:
Production Optimization	$2,812	$2,349	$1,945
Fluid Systems	1,834	1,438	1,230
Drilling and Formation Evaluation	1,854	1,445	1,221
Digital and Consulting Solutions	726	803	768
Shared energy services	1,216	494	452
Total Energy Services Group	8,442	6,529	5,616
Energy and Chemicals	1,906	1,967	1,709
Government and Infrastructure	2,071	2,643	3,261
Shared KBR	1,330	318	193
Total KBR	5,307	4,928	5,163
General corporate	3,071	3,591	5,085
Total	$16,820	$15,048	$15,864

Operations by geographic area
	Years ended December 31
Millions of dollars	2006	2005	2004
Revenue:
United States	$7,216	$5,590	$4,395
Iraq	4,331	5,116	5,362
United Kingdom	1,594	1,440	1,239
Kuwait	330	416	1,841
Other countries	9,105	7,678	7,041
Total	$22,576	$20,240	$19,878
Long-lived assets:
United States	$2,340	$2,409	$2,485
United Kingdom	539	563	697
Other countries	1,597	1,300	1,126
Total	$4,476	$4,272	$4,308

Note 6. Receivables (Other than “Insurance for asbestos- and silica-related liabilities”)
Our receivables are generally not collateralized. At December 31, 2006, 27% of our consolidated receivables related to our United States government contracts, primarily for projects in the Middle East. Receivables from the United States government at December 31, 2005 represented 38% of consolidated receivables.
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

Note 7. Inventories
Inventories are stated at the lower of cost or market. In the United States we manufacture certain finished products and parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method, which totaled $58 million at December 31, 2006 and $42 million at December 31, 2005. If the average cost method had been used, total inventories would have been $20 million higher than reported at December 31, 2006 and $21 million higher than reported at December 31, 2005. The cost of the remaining inventory was recorded on the average cost method. Inventories consisted of the following:

	December 31
Millions of dollars	2006	2005
Finished products and parts	$909	$715
Raw materials and supplies	256	181
Work in process	96	57
Total	$1,261	$953

Finished products and parts are reported net of obsolescence reserves of $80 million at December 31, 2006 and $98 million at December 31, 2005.

Note 8. Investments
Investments in marketable securities
Our investments in marketable securities are reported at fair value. At December 31, 2004, our investments in marketable securities consisted of auction rate securities classified as available-for-sale. The 2004 balance of the auction rate securities was previously classified as cash and equivalents due to our intent and ability to quickly liquidate these securities to fund current operations and due to their interest rate reset feature. The auction rate securities were subsequently reclassified as investments in marketable securities. There was no impact on net income or cash flow from operating activities as a result of the reclassification. These auction rate securities were liquidated in March 2005.
Restricted and committed cash
At December 31, 2006 we had restricted cash of $132 million, which primarily consisted of:
-	$105 million as collateral for potential future insurance claim reimbursements included in “Other assets”; and
-	$24 million related to cash collateral agreements for outstanding letters of credit for various construction projects included in “Other current assets”.
At December 31, 2005, we had restricted cash of $123 million in “Other assets,” which primarily consisted of similar items as above.
Cash and equivalents include cash from advanced payments related to contracts in progress held by ourselves or our joint ventures that we consolidate for accounting purposes. The use of these cash balances is limited to the specific projects or joint venture activities and is not available for other projects, general cash needs, or distribution to us without approval of the board of directors of the respective joint venture or subsidiary. At December 31, 2006 and December 31, 2005, cash and equivalents included approximately $527 million and $223 million, respectively, in cash from advanced payments held by ourselves or our joint ventures that we consolidate for accounting purposes.

Note 9. Property, Plant, and Equipment
Property, plant, and equipment at December 31, 2006 and 2005 were composed of the following:

Millions of dollars	2006	2005
Land	$70	$66
Buildings and property improvements	1,027	940
Machinery, equipment, and other	6,105	5,480
Total	7,202	6,486
Less accumulated depreciation	4,154	3,838
Net property, plant, and equipment	$3,048	$2,648

Machinery, equipment, and other included oil and gas properties of $302 million at December 31, 2006 and $309 million at December 31, 2005.
The percentages of total buildings and property improvements and total machinery, equipment, and other, excluding oil and gas investments, are depreciated over the following useful lives:

	Buildings and Property
	Improvements
	2006	2005
1-10 years	24%	25%
11-20 years	43%	45%
21-30 years	15%	11%
31-40 years	18%	19%

	Machinery, Equipment,
	and Other
	2006	2005
1-5 years	25%	25%
6-10 years	70%	69%
11-20 years	5%	6%

Note 10. Debt
Short-term notes payable consist primarily of overdraft and other facilities with varying rates of interest. Long-term debt at December 31, 2006 and 2005 consisted of the following:

Millions of dollars	2006	2005
3.125% convertible senior notes due July 2023	$1,200	$1,200
5.5% senior notes due October 2010	749	748
Medium-term notes due 2008 thru 2027	299	600
7.6% debentures of Halliburton due August 2096	294	294
8.75% debentures due February 2021	185	200
Other	104	132
Total long-term debt	2,831	3,174
Less current portion	45	361
Noncurrent portion of long-term debt	$2,786	$2,813

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

-	if the notes have been called for redemption;
-	upon the occurrence of specified corporate transactions that are described in the indenture related to the offering; or
-
during any period in which the credit ratings assigned to the notes by both Moody’s Investors Service and Standard & Poor’s are lower than Ba1 and BB+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

The conversion price is $18.825 per share and is subject to adjustment upon the occurrence of stock dividends in common stock, the issuance of rights or warrants, stock splits and combinations, the distribution of indebtedness, securities, or assets, or excess cash distributions. The stock conversion rate for the notes changed as a result of the July 2006 stock split and an increase to our quarterly dividend. As of December 31, 2006, the stock conversion rate was 53.20 shares of common stock per $1,000 principal amount of notes. The distribution of KBR, Inc. stock to our shareholders, if in the form of a spin-off, would cause the conversion rate to change. The amount of such change would be based on the relative valuation of KBR, Inc. at the time of distribution.
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
Medium-term notes
We have outstanding notes under our medium-term note program as follows:

		Amount
Due	Rate	(in millions)
12/2008	5.63%	$150
05/2017	7.53%	$45
02/2027	6.75%	$104

In August 2006, we repaid, at par plus accrued interest, our $275 million 6.0% medium-term notes that matured. During 2006 we have repurchased $41 million of our medium-term notes at a total cost of $49 million. The 5.63% medium-term notes are redeemable by us, in whole or in part, at any time subject to a redemption price equal to the greater of 100% of the principal amount of such notes or the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date at the treasury rate plus 15 basis points. The 7.53% notes may not be redeemed prior to maturity. The medium-term notes do not have sinking fund requirements and rank equally with our existing and future senior unsecured indebtedness.
Revolving credit facilities
In March 2005, we entered into a $1.2 billion variable rate, five-year unsecured revolving credit agreement, which replaced a secured $700 million three-year revolving credit facility and a secured $500 million 364-day revolving credit facility. There were no cash drawings under the unsecured $1.2 billion revolving credit facility as of December 31, 2006.
KBR entered into an unsecured $850 million five-year revolving credit facility in the fourth quarter of 2005. Letters of credit that totaled $55 million were issued under the KBR revolving credit facility, thus reducing the availability under the credit facility to approximately $795 million at December 31, 2006. There were no cash drawings under the unsecured $850 million revolving credit facility as of December 31, 2006.
Debt covenants
Letters of credit related to our $1.2 billion revolving credit facility contain restrictive covenants, including covenants that require us to maintain a minimum debt-to-capitalization ratio under our $1.2 billion revolving credit facility. At December 31, 2006, we were in compliance with this requirement.
In addition, the unsecured $850 million five-year revolving letter of credit facility entered into by KBR contains covenants including a limitation on the amount KBR can invest in unconsolidated subsidiaries. KBR must also maintain certain financial ratios including a debt-to-capitalization ratio, a leverage ratio, and a fixed charge coverage ratio. At December 31, 2006, KBR was in compliance with these requirements.

Maturities
Our debt matures as follows: $45 million in 2007; $164 million in 2008; $5 million in 2009; $752 million in 2010; $3 million in 2011; and $1,862 million thereafter.

Note 11. Asbestos Insurance Recoveries
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
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. The present value was determined by discounting the expected future cash payments with a discount rate implicit in the settlements, which ranged from 4.0% to 5.5%. This discount is being accreted as interest income (classified as discontinued operations) over the life of the expected future cash payments. Cash payments of approximately $167 million related to these receivables were received in 2006. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $261 million at December 31, 2006, in several installments through 2010.
The following table presents a rollforward of our asbestos- and silica-related insurance receivables.

Millions of dollars
Insurance for asbestos- and silica-related liabilities:
December 31, 2005 balance (of which $193 was current)	$396
Payments received	(167)
Accretion	11
Insurance for asbestos- and silica-related liabilities - December 31,
2006 balance (of which $68 is current)	$240

A significant portion of the insurance coverage applicable to Worthington Pump, a former division of DII Industries, was alleged by Federal-Mogul (and others who formerly were associated with Worthington Pump prior to its acquisition by DII Industries) to be shared with them. During 2004, we reached an agreement with Federal-Mogul, our insurance companies, and another party sharing in the insurance coverage to obtain their consent and support of a partitioning of the insurance policies. Under the terms of the agreement, DII Industries was allocated 50% of the limits of any applicable insurance policy, and the remaining 50% of limits of the insurance policies were allocated to the remaining policyholders. As part of the settlement, DII Industries agreed to pay $46 million in three annual installment payments beginning in January 2005. In 2004, we accrued $44 million, which represents the present value of the $46 million to be paid. The discount is accreted as interest expense (classified as discontinued operations) over the life of the expected future cash payments beginning in the fourth quarter of 2004.
DII Industries and Federal-Mogul agreed to share equally in recoveries from insolvent London-based insurance companies. To the extent that Federal-Mogul’s recoveries from certain insolvent London-based insurance companies received on or before January 1, 2006 did not equal at least $4.5 million, DII Industries agreed to also pay to Federal-Mogul the difference between their recoveries from the insolvent London-based insurance companies and $4.5 million. Accordingly, DII Industries paid Federal-Mogul $1.6 million in January 2006. In the fourth quarter of 2006, we received a portion of this amount, and the remaining $1.3 million is expected to be received back from Federal-Mogul following recoveries received by Federal-Mogul from the insolvent London-based insurance companies.

Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At December 31, 2006, we had not recorded any liability associated with these indemnifications.

Note 12. United States Government Contract Work
We provide substantial work under our government contracts to the United States Department of Defense and other governmental agencies. These contracts include our worldwide United States Army logistics contracts, known as LogCAP, and United States Army Europe. Our government services revenue related to Iraq totaled approximately $4.7 billion in 2006, $5.4 billion in 2005, and $7.1 billion in 2004.
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
Security. In February 2007, we received a letter from the Department of the Army informing us of their intent to adjust payments under the LogCAP III contract associated with the cost incurred by the subcontractors to provide security to their employees. Based on this letter, the DCAA withheld the Army’s initial assessment of $20 million. The Army based its assessment on one subcontract wherein, based on communications with the subcontractor, the Army estimated 6% of the total subcontract cost related to the private security costs. The Army indicated that not all task orders and subcontracts have been reviewed and that they may make additional adjustments. The Army indicated that, within 60 days, they intend to begin making further adjustments equal to 6% of prior and current subcontractor costs unless we can provide timely information sufficient to show that such action is not necessary to protect the government’s interest. We are working with the Army to provide the additional information they have requested.
The Army indicated that they believe our LogCAP III contract prohibits us from billing costs of privately acquired security. We believe that, while LogCAP III contract anticipates that the Army will provide force protection to KBR employees, it does not prohibit any of our subcontractors from using private security services to provide force protection to subcontractor personnel. In addition, a significant portion of our subcontracts are competitively bid lump sum or fixed price subcontracts. As a result, we do not receive details of the subcontractors’ cost estimate nor are we legally entitled to it. Accordingly, we believe that we are entitled to reimbursement by the Army for the cost of services provided by our subcontractors, even if they incurred costs for private force protection services. Therefore, we believe that the Army’s position that such costs are unallowable and that they are entitled to withhold amounts incurred for such costs is wrong as a matter of law.
If we are unable to demonstrate that such action by the Army is not necessary, a 6% suspension of all subcontractor costs incurred to date could result in suspended costs of approximately $400 million. The Army has asked us to provide information that addresses the use of armed security either directly or indirectly charged to LogCAP III. The actual costs associated with these activities cannot be accurately estimated at this time but we believe that they should be less than 6% of the total subcontractor costs. As of December 31, 2006, no amounts have been accrued for suspended security billings.
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
Containers. In June 2005, the DCAA recommended withholding certain costs associated with providing containerized housing for soldiers and supporting civilian personnel in Iraq. The DCAA recommended that the costs be withheld pending receipt of additional explanation or documentation to support the subcontract costs. During the fourth quarter of 2006, we resolved approximately $25 million of the $55 million withheld as of December 31, 2006 with our contracting officer and received these amounts in the first quarter of 2007. Of the approximately $55 million withheld as of December 31, 2006, $17 million had been withheld from our subcontractors. We will continue working with the government and our subcontractors to resolve the remaining amounts.
Dining facilities. In September 2005, Eurest Support Services (Cyprus) International Limited, or ESS, filed suit against us alleging various claims associated with its performance as a subcontractor in conjunction with our LogCAP contract in Iraq. The case was settled during the first quarter of 2006 without material impact to us.
In the third quarter of 2006, the DCAA has raised questions regarding $95 million of costs related to dining facilities in Iraq. We have responded to the DCAA that our costs are reasonable.
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
Investigations
We provided information to the DoD Inspector General’s office in February 2004 about contacts between former employees and our subcontractors. In the first quarter of 2005, the United States Department of Justice (DOJ) issued two indictments associated with overbilling issues we previously reported to the Department of Defense Inspector General’s office as well as to our customer, the Army Materiel Command, against a former KBR procurement manager and a manager of La Nouvelle Trading & Contracting Company, W.L.L. In March 2006, one of these former employees pled guilty to taking money in exchange for awarding work to a Saudi Arabian subcontractor. The Inspector General’s investigation of these matters may continue.
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
The House Oversight and Government Reform Committee has conducted hearings on the U.S. military's reliance on civilian contractors, including with respect to military operations in Iraq. We have provided testimony and information for these hearings. We expect hearings with respect to operations in Iraq to continue in this and other Congressional committees, including the House Armed Services Committee, and we expect to be asked to testify and provide information for these hearings.
Claims
We had unapproved claims totaling $36 million at December 31, 2006 and $69 million at December 31, 2005 for the LogCAP and PCO Oil South contracts. The unapproved claims outstanding at December 31, 2006, are considered to be probable of collection and have been recognized as revenue. Similarly, of the $69 million of unapproved claims outstanding at December 31, 2005, $57 million were considered to be probable of collection and have been recognized as revenue. The remaining $12 million of unapproved claims were not considered probable of collection and have not been recognized as revenue. These unapproved claims related to contracts where our costs have exceeded the customer’s funded value of the task order.
In addition, as of December 31, 2006, we had incurred approximately $159 million of costs under the LogCAP III contract that could not be billed to the government due to lack of appropriate funding on various task orders. These amounts were associated with task orders that had sufficient funding in total, but the funding was not appropriately allocated within the task order. We are in the process of preparing a request for a reallocation of funding to be submitted to the client for negotiation, and we anticipate the negotiations will result in an appropriate distribution of funding by the client and collection of the full amounts due.
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
Report on purchasing system. As a result of a Contractor Purchasing System Review by the DCMA during the fourth quarter of 2005, the DCMA granted the continued approval of our government contract purchasing system. The DCMA’s October 2005 approval letter stated that our purchasing system’s policies and practices are “effective and efficient, and provide adequate protection of the Government’s interest.” During the fourth quarter of 2006, the DCMA granted, again, continued approval of our government contract purchasing system.
Report on accounting system. We received two draft reports on our accounting system, which raised various issues and questions. We have responded to the points raised by the DCAA, but this review remains open. In the fourth quarter of 2006, the DCAA finalized its report and submitted it to the DCMA, who will make a determination of the adequacy of our accounting systems for government contracting. We have prepared an action plan considering the DCAA recommendations and continue to meet with these agencies to discuss the ultimate resolution. The DCMA continues to approve KBR’s accounting system as acceptable for accumulating costs incurred under United States government contracts.

The Balkans
We have had inquiries in the past by the DCAA and the civil fraud division of the DOJ into possible overcharges for work performed during 1996 through 2000 under a contract in the Balkans, for which inquiry has not been completed by the DOJ. Based on an internal investigation, we credited our customer approximately $2 million during 2000 and 2001 related to our work in the Balkans as a result of billings for which support was not readily available. We believe that the preliminary DOJ inquiry relates to potential overcharges in connection with a part of the Balkans contract under which approximately $100 million in work was done. We believe that any allegations of overcharges would be without merit. In the fourth quarter 2006, we reached a negotiated settlement with the DOJ. KBR was not accused of any wrongdoing and did not admit to any wrongdoing. The company is not suspended or debarred from bidding for or performing work for the US government. The settlement did not have a material impact on our results of operations.

Note 13. Other Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, Kellogg Brown & Root or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root (a subsidiary of ours and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at December 31, 2006. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at December 31, 2006; and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root, one of our subsidiaries.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR’s directors who are independent of us and KBR, acting as a committee of KBR’s Board of Directors, will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of KBR, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
We notified the other owners of TSKJ of information provided by the investigations and asked each of them to conduct their own investigation. TSKJ has suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements. In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us and our investigation continues.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated. The terminations occurred because of violations of our Code of Business Conduct that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006, we suspended the services of another agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s. The suspension will continue until such time, if ever, as we can satisfy ourselves regarding the agent’s compliance with applicable law and our Code of Business Conduct. In addition, we suspended the services of an additional agent on a separate current Nigerian project with respect to which we have received from a joint venture partner on that project allegations of wrongful payments made by such agent.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profit, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA. Other potential consequences could be significant and include suspension or debarment of our ability to contract with governmental agencies of the United States and of foreign countries. During 2006, KBR and its affiliates had revenue of approximately $5.8 billion from its government contracts work with agencies of the United States or state or local governments. If necessary, we would seek to obtain administrative agreements or waivers from the United States Department of Defense (DoD) and other agencies to avoid suspension or debarment. In addition, we may be excluded from bidding on United Kingdom Ministry of Defence (MoD) contracts in the United Kingdom if we are convicted for a corruption offense or if the MoD determines that our actions constituted grave misconduct. During 2006, KBR had revenue of approximately $1.0 billion from its government contracts work with the MoD. Suspension or debarment from the government contracts business would have a material adverse effect on our business, results of operations, and cash flows.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
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
As of December 31, 2006, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
Possible Algerian investigation
We believe that an investigation by a magistrate or a public prosecutor in Algeria may be pending with respect to sole source contracts awarded to Brown & Root Condor Spa, a joint venture with Kellogg Brown & Root Ltd UK, Centre de Recherche Nuclear de Draria, and Holding Services para Petroliers Spa. KBR had a 49% interest in this joint venture as of December 31, 2006.

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
In early May 2003, we announced that we had entered into a written memorandum of understanding setting forth the terms upon which the Moore class action would be settled. In June 2003, the lead plaintiffs in the Moore class action filed a motion for leave to file a second amended consolidated complaint, which was granted by the court. In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint included claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure (the “Dresser claims”). The Dresser claims were included in the settlement discussions leading up to the signing of the memorandum of understanding and were among the claims the parties intended to have resolved by the terms of the proposed settlement of the consolidated Moore class action and the derivative action. The memorandum of understanding called for Halliburton to pay $6 million, which would be funded by insurance proceeds.
In June 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case to another district judge and a final hearing on the fairness of the settlement the court entered an order in September 2004 holding that evidence of the settlement’s fairness was inadequate, denying the motion for final approval of the settlement in the Moore class action, and ordering the parties, among other things, to mediate. After the court’s denial of the motion to approve the settlement, we withdrew from the settlement as we believe we were entitled to do by its terms. The mediation was held in January 2005, but was declared by the mediator to be at an impasse with no settlement reached.
In April 2005, the court appointed new co-lead counsel and a new lead plaintiff, directing that they file a third consolidated amended complaint and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to repled those claims to correct deficiencies in their earlier complaint. In April 2006, the plaintiffs filed their fourth amended consolidated complaint. We filed a motion to dismiss those portions of the complaint that had been repled. A hearing was held on that motion in July 2006, and we await the court’s ruling. The lead plaintiff has filed a motion to discharge and replace co-lead counsel. That motion was granted on February 26, 2007.
As of December 31, 2006, we had not accrued any amounts related to this matter.
Newmont Gold
In July 1998, Newmont Gold, a gold mining and extraction company, filed a lawsuit over the failure of a blower manufactured and supplied to Newmont by Roots, a former division of Dresser Equipment Group. The plaintiff alleged that during the manufacturing process, Roots had reversed the blades of a component of the blower known as the inlet guide vane assembly, resulting in the blower’s failure and the shutdown of the gold extraction mill for a period of approximately one month during 1996. In January 2002, a Nevada trial court granted summary judgment to Roots on all counts, and Newmont appealed. In February 2004, the Nevada Supreme Court reversed the summary judgment and remanded the case to the trial court, holding that fact issues existed requiring a trial. Based on pretrial reports, the damages claimed by the plaintiff were in the range of $33 million to $39 million, and trial was scheduled for February 2007. During the fourth quarter of 2006, the case was settled with no material impact on us.

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
As of December 31, 2006, we had not accrued any amounts related to this investigation.
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
Amounts accrued related to this matter as of December 31, 2006 were not material.
Iraq overtime litigation
During the fourth quarter of 2005, a group of present and former employees working on the LogCAP contract in Iraq and elsewhere filed a class action lawsuit alleging that KBR wrongfully failed to pay time and a half for hours worked in excess of 40 per work week and that “uplift” pay, consisting of a foreign service bonus, an area differential, and danger pay, was only applied to the first 40 hours worked in any work week. The class alleged by plaintiffs consists of all current and former employees on the LogCAP contract from December 2001 to present. The basis of plaintiffs’ claims is their assertion that they are intended third-party beneficiaries of the LogCAP contract, and that the LogCAP contract obligated KBR to pay time and a half for all overtime hours. We moved to dismiss the case on a number of bases. On September 26, 2006, the court granted the motion to dismiss insofar as claims for overtime pay and “uplift” pay are concerned, leaving only a contractual claim for miscalculation of employees’ pay. That claim remains open. It is premature to assess the probability of an adverse result on that remaining claim. However, because the LogCAP contract is cost-reimbursable, we believe that we could charge any adverse award to the customer. It is our intention to continue to vigorously defend the remaining claim.
As of December 31, 2006, we had not accrued any amounts related to this matter.
McBride qui tam suit
In September 2006, we became aware of a qui tam action filed against us by a former employee alleging various wrongdoings in the form of overbillings of our customer on the LogCAP III contract. This case was originally filed pending the government’s decision whether or not to participate in the suit. In June 2006, the government formally declined to participate. The principal allegations are that our compensation for the provision of Morale, Welfare and Recreation (MWR) facilities under LogCAP III is based on the volume of usage of those facilities and that we deliberately overstated that usage. In accordance with the contract, we charged our customer based on actual cost, not based on the number of users. It was also alleged that during the period from November 2004 into mid-December 2004, we continued to bill the customer for lunches, although the dining facility was closed and not serving lunches. There are also allegations regarding housing containers and KBR’s provision of services to its own employees and contractors. Our investigation is ongoing. However, we believe the allegations to be without merit, and we intend to vigorously defend this action.
As of December 31, 2006, we had not accrued any amounts in connection with this matter.
Wilson and Warren qui tam suit
During November 2006, we became aware of a qui tam action filed against us alleging that we overcharged the military $30 million by failing to adequately maintain trucks used to move supplies in convoys and by sending empty trucks in convoys. It was alleged that the purpose of these acts was to cause the trucks to break down more frequently than they would if properly maintained and to unnecessarily expose them to the risk of insurgent attacks, for the purpose of necessitating their replacement thus increasing our revenue. The suit also alleges that in order to silence the plaintiffs, who allegedly were attempting to report those allegations and other alleged wrongdoing, we unlawfully terminated them. On February 6, 2007, the court granted our motion to dismiss the plaintiffs’ qui tam claims as legally insufficient and ordered the plaintiffs to arbitrate their claims that they were unlawfully discharged.
As of December 31, 2006, we had not accrued any amounts in connection with this matter.
M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market has sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures. The claims M-I asserts are based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act. In October 2006, a federal court dismissed our infringement action based upon its holding that the claims in our patent were indefinite and the patent was, therefore, invalid. That judgment is now on appeal. M-I also alleges that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law. M-I seeks compensatory damages, which it claims should be trebled, as well as punitive damages and injunctive relief. We believe that M-I’s claims are without merit and intend to aggressively defend them.
As of December 31, 2006, we had not accrued any amounts in connection with this matter.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $43 million as of December 31, 2006 and $50 million as of December 31, 2005. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 12 federal and state superfund sites for which we have established a liability. As of December 31, 2006, those 12 sites accounted for approximately $10 million of our total $43 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $1.0 billion of letters of credit or bank guarantees were outstanding as of December 31, 2006, including $676 million that relate to KBR. These KBR letters of credit or bank guarantees include $516 million that relate to their joint ventures’ operations. Some of the outstanding letters of credit have triggering events which would entitle a bank to require cash collateralization.
Other commitments
As of December 31, 2006, we had commitments to fund approximately $156 million to related companies. These commitments arose primarily during the start-up of these entities or due to losses incurred by them. We expect approximately $13 million of the commitments to be paid during the next twelve months.
Liquidated damages
Many of our engineering and construction contracts have milestone due dates that must be met or we may be subject to penalties for liquidated damages if claims are asserted and we were responsible for the delays. These generally relate to specified activities within a project by a set contractual date or achievement of a specified level of output or throughput of a plant we construct. Each contract defines the conditions under which a customer may make a claim for liquidated damages. However, in most instances, liquidated damages are not asserted by the customer, but the potential to do so is used in negotiating claims and closing out the contract. We had not accrued for liquidated damages of $43 million at December 31, 2006 and $70 million at December 31, 2005 (including our share of amounts related to unconsolidated subsidiaries) that we could incur based upon completing the projects as forecasted.
Leases
We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities, and warehouses. Total rentals, net of sublease rentals, were as follows:

Millions of dollars	2006	2005	2004
Rental expense	$580	$721	$693

Future total rentals on noncancelable operating leases are as follows: $188 million in 2007; $145 million in 2008; $125 million in 2009; $110 million in 2010; $103 million in 2011; and $367 million thereafter.

Note 14. Income Taxes
The components of the provision for income taxes on continuing operations were:

	Years ended December 31
Millions of dollars	2006	2005	2004
Current income taxes:
Federal	$(182)	$(100)	$(85)
Foreign	(289)	(190)	(153)
State	(12)	(9)	(6)
Total current	(483)	(299)	(244)
Deferred income taxes:
Federal	(577)	305	3
Foreign	(64)	(56)	6
State	(20)	(14)	-
Total deferred	(661)	235	9
Provision for income taxes	$(1,144)	$(64)	$(235)

The United States and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Years ended December 31
Millions of dollars	2006	2005	2004
United States	$2,381	$1,713	$135
Foreign	1,068	734	499
Total	$3,449	$2,447	$634

The reconciliations between the actual provision for income taxes on continuing operations and that computed by applying the United States statutory rate to income from continuing operations before income taxes, minority interest, and change in accounting principle were as follows:

	Years ended December 31
	2006	2005	2004
United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal
income tax benefit	0.6	1.0	0.6
Impact of foreign operations	(1.3)	(1.4)	-
Adjustments of prior year taxes	(0.8)	0.1	(2.1)
Valuation allowance	(0.6)	(32.3)	-
Other items, net	0.3	0.2	3.6
Total effective tax rate on
continuing operations	33.2%	2.6%	37.1%

The major component of the difference between the 2005 statutory tax rate compared to the effective tax rate is the release of a valuation allowance established in prior years. The remaining valuation allowance was released in 2006.

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
The primary components of our deferred tax assets and liabilities and the related valuation allowances, including deferred tax accounts associated with discontinued operations, were as follows:

	December 31
Millions of dollars	2006	2005
Gross deferred tax assets:
Employee compensation and benefits	$455	$299
Foreign tax credit carryforward	146	146
Construction contract accounting	88	41
Accrued liabilities	85	102
Net operating loss carryforwards	84	926
Alternative minimum tax credit carryforward	69	21
Capitalized research and experimentation	65	113
Insurance accruals	60	58
Other	204	264
Total gross deferred tax assets	$1,256	$1,970
Gross deferred tax liabilities:
Depreciation and amortization	$182	$194
Other	27	20
Total gross deferred tax liabilities	$209	$214
Valuation allowances:
Foreign tax credit carryforward	$146	$146
Future tax attributes related to United States
net operating loss	-	137
Net operating loss carryforwards	50	43
Total valuation allowances	$196	$326
Net deferred income tax asset	$851	$1,430

We have $187 million of foreign net operating loss carryforwards that expire from 2007 through 2016 and additional foreign net operating loss carryforwards of $65 million with indefinite expiration dates. During 2005, our existing deferred tax asset related to asbestos and silica liabilities became a United States net operating loss, due to the tax deduction of the related costs in 2005. As a result, a domestic net operating loss carryforward of $2.1 billion was created and was fully utilized in 2006. The federal alternative minimum tax credits are available to reduce future United States federal income taxes on an indefinite basis.
We have established a valuation allowance against foreign tax credit carryovers and certain foreign operating loss carryforwards on the basis that we believe these assets will not be utilized in the statutory carryover period.
We had recorded a valuation allowance based on the anticipated impact of the United States net operating loss generated from asbestos and silica deductions on our ability to utilize future foreign tax credits in the United States. This valuation allowance was reassessed quarterly based on a number of estimates including future creditable foreign taxes and future taxable income. Factors such as actual operating results, material acquisitions or dispositions, and changes to our operating environment could alter the estimates, which could have a material impact on the valuation allowance. For example, as a result of our strong 2005 earnings, coupled with an upward revision in our estimate of future domestic taxable income for 2006 and beyond, we recorded favorable adjustments to this valuation allowance in 2005. Given that we fully utilized the United States net operating loss in 2006 and expect to begin utilizing foreign tax credits in the United States for 2007, the valuation allowance balance has been reduced to zero as of the end of 2006.

Note 15. Shareholders’ Equity and Stock Incentive Plans
The following tables summarize our common stock and other shareholders’ equity activity:

		Paid-in
		Capital in					Accumulated
		Excess	Asbestos				Other
	Common	of Par	Trust	Treasury	Deferred	Retained	Comprehensive
Millions of dollars	Shares	Value	Shares	Stock	Compensation	Earnings	Income
Balance at December 31, 2003	$2,284	$(869)	$-	$(577)	$(64)	$2,071	$(298)
Cash dividends paid	-	-	-	-	-	(221)	-
Stock-based compensation and
employee stock purchase, net	8	(7)	-	107	(10)	-	-
Treasury stock purchased	-	-	-	(7)	-	-	-
Tax benefit from exercise of options and
restricted stock	-	7	-	-	-	-	-
Total dividends and other transactions
with shareholders	8	-	-	100	(10)	(221)	-
Asbestos trust shares	-	-	2,335	-	-	-	-
Comprehensive income (loss):
Net loss	-	-	-	-	-	(979)	-
Other comprehensive income:
Cumulative translation
adjustment	-	-	-	-	-	-	33
Realization of gains included
in net income	-	-	-	-	-	-	(1)
Minimum pension liability
adjustment, net of tax of
$49	-	-	-	-	-	-	115
Net unrealized gains on
investments and
derivatives
net of tax of $8	-	-	-	-	-	-	5
Total comprehensive loss	-	-	-	-	-	(979)	152
Balance at December 31, 2004	$2,292	$(869)	$2,335	$(477)	$(74)	$871	$(146)
Cash dividends paid	-	-	-	-	-	(254)	-
Stock-based compensation and
employee stock purchase, net	44	258	-	115	(24)	-	-
Treasury stock purchased	-	-	-	(12)	-	-	-
Tax benefit from exercise of options
and restricted stock	-	75	-	-	-	-	-
Total dividends and other transactions
with shareholders	44	333	-	103	(24)	(254)	-
Asbestos trust shares	298	2,037	(2,335)	-	-	-	-
Comprehensive income (loss):
Net income	-	-	-	-	-	2,358	-
Other comprehensive income:
Cumulative translation
adjustment	-	-	-	-	-	-	(48)
Realization of losses included
in net income	-	-	-	-	-	-	7
Minimum pension liability
adjustment, net of tax
benefit of $23	-	-	-	-	-	-	(54)
Net unrealized losses on
investments and
derivatives,
net of tax benefit of $15	-	-	-	-	-	-	(25)
Total comprehensive income	-	-	-	-	-	2,358	(120)
Balance at December 31, 2005	$2,634	$1,501	$-	$(374)	$(98)	$2,975	$(266)
Cash dividends paid	-	-	-	-	-	(306)	-
Stock-based compensation and
employee stock purchase, net	16	116	-	136	-	-	-
Treasury stock purchased	-	-	-	(16)	-	-	-
Tax benefit from exercise of options
and restricted stock	-	53	-	-	-	-	-
Total dividends and other transactions
with shareholders	16	169	-	120	-	(306)	-

		Paid-in
		Capital in					Accumulated
		Excess	Asbestos				Other
	Common	of Par	Trust	Treasury	Deferred	Retained	Comprehensive
Millions of dollars	Shares	Value	Shares	Stock	Compensation	Earnings	Income
Common share repurchase program	-	-	-	(1,323)	-	-	-
Sale of stock by a subsidiary	-	117	-	-	-	-	-
Reclassification of deferred
compensation	-	(98)	-	-	98	-	-
Adoption of SFAS 158, net of tax
benefit of $146	-	-	-	-	-	-	(218)
Other	-	-	-	-	-	34	-
Comprehensive income (loss):
Net income	-	-	-	-	-	2,348	-
Other comprehensive income:
Cumulative translation adjustment	-	-	-	-	-	-	48
Realization of losses included in
net income	-	-	-	-	-	-	(14)
Pension liability adjustment, net
of tax benefit of $16	-	-	-	-	-	-	2
Net unrealized losses on
investments and derivatives, net
of tax of $7	-	-	-	-	-	-	11
Total comprehensive income	-	-	-	-	-	2,348	47
Balance at December 31, 2006	$2,650	$1,689	$-	$(1,577)	$-	$5,051	$(437)

Accumulated other comprehensive income	December 31
Millions of dollars	2006	2005	2004
Cumulative translation adjustment	$(38)	$(72)	$(31)
Pension liability adjustments	(400)	(184)	(130)
Unrealized gains (losses) on investments and
derivatives	1	(10)	15
Total accumulated other comprehensive income	$(437)	$(266)	$(146)

Shares of common stock	December 31
Millions of shares	2006	2005	2004
Issued	1,060	1,054	916
In treasury	(62)	(26)	(32)
Total shares of common stock outstanding	998	1,028	884

In May 2006, the shareholders increased the number of authorized shares of common stock to two billion. Also in May 2006, our Board of Directors finalized the terms of a two-for-one common stock split, effected in the form of a stock dividend. As a result, the split was paid in the form of a stock dividend on July 14, 2006 to shareholders of record on June 23, 2006. The effect on the balance sheet was to reduce “Paid-in capital in excess of par value” by $1.3 billion and to increase “Common shares” by $1.3 billion. All prior period common stock and applicable share and per share amounts were retroactively adjusted to reflect the split.
In February 2006, our Board of Directors approved a share repurchase program up to $1.0 billion, which replaced our previous share repurchase program. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. The stock repurchase program does not require a specific number of shares to be purchased and the program may be effected through solicited or unsolicited transactions in the market or in privately negotiated transactions. The program may be terminated or suspended at any time. During 2006, we repurchased approximately 40 million shares of our common stock for approximately $1.3 billion or an average price per share of $32.93.

Preferred Stock
Our preferred stock consists of five million total authorized shares at December 31, 2006, of which none were issued.

Halliburton Stock Incentive Plans
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
Under the terms of the 1993 Plan, 98 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 32 million shares can be awarded as restricted stock. At December 31, 2006, approximately 20 million shares were available for future grants under the 1993 Plan, of which approximately 11 million shares remained available for restricted stock awards. The stock to be offered pursuant to the grant of an award under the 1993 Plan may be authorized but unissued common shares or treasury shares.
In addition to the provisions of the 1993 Plan, we also have stock-based compensation provisions under our Restricted Stock Plan for Non-Employee Directors and our ESPP.
Once Halliburton's ownership interest in KBR, Inc. is 20% or less, outstanding awards to KBR, Inc. employees of options to purchase Halliburton stock and unvested Halliburton restricted stock under the 1993 Plan will be converted into similar KBR, Inc. awards under its new Transitional Stock Adjustment Plan, with the intention of preserving approximately the equivalent value of the previous awards under the 1993 Plan.
Each of the active stock-based compensation arrangements is discussed below.
Stock options
All stock options under the 1993 Plan are granted at the fair market value of our common stock at the grant date. Employee stock options vest ratably over a three- or four-year period and generally expire 10 years from the grant date. Stock options granted to non-employee directors vest after six months. Compensation expense for stock options is generally recognized on a straight line basis over the entire vesting period. No further stock option grants are being made under the stock plans of acquired companies.
The following table represents our stock options activity during 2006, and includes exercised, forfeited, and expired shares from our acquired companies’ stock plans.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options	(in millions)	per Share	Term (years)	(in millions)
Outstanding at January 1, 2006	22.4	$16.81
Granted	1.9	34.32
Exercised	(6.3)	17.35
Forfeited	(0.3)	19.78
Expired	(0.1)	15.45
Outstanding at December 31, 2006	17.6	$18.55	5.79	$227

Exercisable at December 31, 2006	12.7	$15.66	4.73	$196

The total intrinsic value of options exercised was $123 million in 2006, $194 million in 2005, and $19 million in 2004. As of December 31, 2006, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years.
Cash received from option exercises was $159 million during 2006, $342 million during 2005, and $63 million during 2004. The tax benefit realized from the exercise of stock options was $42 million in 2006.
Restricted stock
Restricted shares issued under the 1993 Plan are restricted as to sale or disposition. These restrictions lapse periodically over an extended period of time not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and charged to income on a straight line basis over the requisite service period for the entire award.
Our Restricted Stock Plan for Non-Employee Directors (Directors Plan) allows for each non-employee director to receive an annual award of 800 restricted shares of common stock as a part of compensation. These awards have a minimum restriction period of six months and the restrictions lapse upon termination of Board service. The fair market value of the stock on the date of grant is amortized. We reserved 200,000 shares of common stock for issuance to non-employee directors, which may be authorized but unissued common shares or treasury shares. At December 31, 2006, 106,400 shares had been issued to non-employee directors under this plan. There were 8,000 shares, 6,400 shares, and 8,000 shares of restricted stock awarded under the Directors Plan in 2006, 2005, and 2004. In addition, during 2006, our non-employee directors were awarded 30,168 shares of restricted stock under the 1993 Plan, which are included in the table below.
The following table represents our 1993 Plan and Directors Plan restricted stock awards and restricted stock units granted, vested, and forfeited during 2006.

		Weighted
	Number of Shares	Average Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2006	7.5	$17.07
Granted	2.5	34.39
Vested	(1.8)	17.04
Forfeited	(0.3)	20.70
Nonvested shares at December 31, 2006	7.9	$22.50

The weighted average grant-date fair value of shares granted during 2005 was $24.28 and during 2004 was $14.86. The total fair value of shares vested during 2006 was $64 million, during 2005 was $49 million, and during 2004 was $24 million. As of December 31, 2006, there was $139 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 4.3 years.
2002 Employee Stock Purchase Plan
Under the ESPP, eligible employees may have up to 10% of their earnings withheld, subject to some limitations, to be used to purchase shares of our common stock. Unless the Board of Directors shall determine otherwise, each six-month offering period commences on January 1 and July 1 of each year. The price at which common stock may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date or last trading day of each offering period. Under this plan, 24 million shares of common stock have been reserved for issuance. They may be authorized but unissued shares or treasury shares. As of December 31, 2006, 11.7 million shares have been sold through the ESPP.

KBR, Inc. Stock Incentive Plans
In November 2006, KBR, Inc. established the KBR 2006 Stock and Incentive Plan (KBR 2006 Plan) which provides for the grant of any or all of the following types of KBR, Inc. stock-based awards:
-	stock options, including incentive stock options and nonqualified stock options;
-	stock appreciation rights, in tandem with stock options or freestanding;
-	restricted stock;
-	restricted stock units;
-	performance awards; and
-	stock value equivalent awards.
Under the terms of the KBR 2006 Plan, 10 million shares of KBR, Inc. common stock have been reserved for issuance to KBR, Inc. employees and non-employee directors. The plan specifies that no more than 3.5 million KBR, Inc. shares can be awarded as restricted stock or restricted stock units or pursuant to performance awards. At December 31, 2006, approximately 8 million KBR, Inc. shares were available for future grants under the KBR 2006 Plan, of which approximately 2.5 million KBR, Inc. shares remained available for restricted stock awards or restricted stock unit awards.
Stock Options
Under the KBR 2006 Plan, effective as of the closing date of the KBR, Inc. initial public offering, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant.
The following table represents KBR, Inc. stock option activity during 2006.

Weighted
	Number of Shares	Average Exercise Price
Stock Options	(in millions)	per Share
Outstanding at January 1, 2006	-	-
Granted	1.0	$21.81
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2006	1.0	$21.81

KBR, Inc. options outstanding at December 31, 2006 had a weighted average remaining contractual life of 9.9 years. None of the options outstanding were exercisable at December 31, 2006. As of December 31, 2006, net of estimated forfeitures, there was $8 million of unrecognized compensation cost related to nonvested KBR, Inc. stock options, expected to be recognized over a weighted average period of approximately 2.9 years. The aggregate intrinsic value attributable to these options was $4 million as of December 31, 2006.
Restricted stock and restricted stock units
Restricted shares issued under the KBR 2006 Plan are restricted as to sale or disposition. These restrictions lapse periodically over a period not exceeding 10 years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to KBR, Inc. resulting in restricted stock forfeitures. The fair market value of the stock on the date of grant is amortized and ratably charged to income over the period during which the restrictions lapse.

The following table presents the restricted stock awards and restricted stock units granted, vested, and forfeited during 2006 under the KBR 2006 Plan.

Weighted
	Number of Shares	Average Grant-Date Fair
Restricted Stock	(in millions)	Value per Share
Nonvested shares at January 1, 2006	-	-
Granted	1.0	$21.16
Vested	-	-
Forfeited	-	-
Nonvested shares at December 31, 2006	1.0	$21.16

As of December 31, 2006, there was $19 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR, Inc. nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 4.9 years.

Note 16. Income (Loss) per Share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period and, effective January 1, 2005, includes the 119 million shares that were contributed to the trusts established for the benefit of asbestos claimants. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income (loss) per share calculation is as follows:

Millions of shares	2006	2005	2004
Basic weighted average common shares outstanding	1,014	1,010	874
Dilutive effect of:
Convertible senior notes premium	29	16	-
Stock options	9	10	4
Restricted stock	2	2	2
Other	-	-	2
Diluted weighted average common shares outstanding	1,054	1,038	882

In December 2004, we entered into a supplemental indenture that requires us to satisfy our conversion obligation for our convertible senior notes in cash, rather than in common stock, for at least the aggregate principal amount of the notes. This reduced the resulting potential earnings dilution to only include the conversion premium, which is the difference between the conversion price per share of common stock and the average share price. See the table above for the dilutive effect for 2006 and 2005. The conversion price of $18.825 per share of common stock was greater than our average share price in 2004 and, consequently, did not result in dilution.
Excluded from the computation of diluted income (loss) per share were options to purchase two million shares of common stock that were outstanding in 2006, two million shares of common stock that were outstanding in 2005, and 18 million shares of common stock outstanding in 2004. These options were outstanding during these years but were excluded because the option exercise price was greater than the average market price of the common shares.

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
Assets, liabilities, and forecasted cash flows denominated in foreign currencies. We utilize the derivative instruments described above to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies; however, we have not elected to account for these instruments as hedges for accounting purposes. Additionally, we utilize the derivative instruments described above to manage forecasted cash flows denominated in foreign currencies generally related to long-term engineering and construction projects. Beginning in 2003, we designated these contracts related to engineering and construction projects as cash flow hedges. The ineffective portion of these hedges was included in operating income in the accompanying consolidated statements of operations and was not material in 2006, 2005, or 2004. As of December 31, 2006, we had unrealized gains and unrealized losses on these cash flow hedges that were not material, and as of December 31, 2005, we had approximately $18 million in unrealized net losses on these cash flow hedges. We included these unrealized gains and losses on these cash flow hedges in other comprehensive income in the accompanying consolidated balance sheets. We expect the unrealized net gains on these cash flow hedges to be reclassified into earnings within a year. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and, as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. At December 31, 2006, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with foreign currency forecasted transactions is 12 months. The fair value of these contracts was not material as of December 31, 2006 and December 31, 2005, and was $27 million as of December 31, 2004.
Notional amounts and fair market values. The notional amounts of open forward contracts and option contracts were $489 million at December 31, 2006 and $666 million at December 31, 2005. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties and, thus, are not a measure of our exposure or of the cash requirements related to these contracts. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as exchange rates.

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
Interest rate risk
We have several debt instruments outstanding that have both fixed and variable interest rates. We manage our ratio of fixed-rate to variable-rate debt through the use of different types of debt instruments and derivative instruments. As of December 31, 2006, we held no material interest rate derivative instruments.
Fair market value of financial instruments. The estimated fair market value of long-term debt was $3.7 billion at December 31, 2006 and $4.2 billion at December 31, 2005, as compared to the carrying amount of $2.8 billion at December 31, 2006 and $3.2 billion at December 31, 2005. The $4.2 billion fair value at December 31, 2005 was previously reported as $2.9 billion.  In prior years, we did not consider the fair value of the conversion option in our convertible debentures.  The fair market value of fixed-rate long-term debt is based on quoted market prices for those or similar instruments. The carrying amount of variable-rate long-term debt approximates fair market value because these instruments reflect market changes to interest rates. The carrying amount of short-term financial instruments, cash and equivalents, receivables, short-term notes payable, and accounts payable, as reflected in the consolidated balance sheets, approximates fair market value due to the short maturities of these instruments. The currency derivative instruments are carried on the balance sheet at fair value and are based upon third-party quotes.

Note 18. Retirement Plans
Our company and subsidiaries have various plans that cover a significant number of our employees. These plans include defined contribution plans, defined benefit plans, and other postretirement plans:
-
our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of pension benefits the participant is to receive. Contributions to these plans are based on pretax income and/or discretionary amounts determined on an annual basis. Our expense for the defined contribution plans for both continuing and discontinued operations totaled $184 million in 2006, $164 million in 2005, and $147 million in 2004. Additionally, we participate in a Canadian multi-employer plan to which we contributed $7 million, $24 million, and $20 million in 2006, 2005, and 2004, respectively. The decrease in 2006 was attributable to a decrease in the number of employees due to the completion of a major project at the end of 2005;

-	our defined benefit plans include both funded and unfunded pension plans, which define an amount of pension benefit to be provided, usually as a function of age, years of service, or compensation; and
-
our postretirement medical plans are offered to specific eligible employees. These plans are contributory. For some plans, our liability is limited to a fixed contribution amount for each participant or dependent. The plan participants share the total cost for all benefits provided above our fixed contributions. Participants’ contributions are adjusted as required to cover benefit payments. We have made no commitment to adjust the amount of our contributions; therefore, for these plans the computed accumulated postretirement benefit obligation amount is not affected by the expected future health care cost inflation rate.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to:
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
We adopted the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements as of December 31, 2006.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008 and we will adopt these requirements at that time.
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

	Pension Benefits				Other
	United		United		Postretirement
Benefit obligation	States	Int’l	States	Int’l	Benefits
Millions of dollars	2006		2005		2006	2005
Change in benefit obligation
Benefit obligation at beginning of period	$173	$3,600	$166	$3,127	$159	$175
Service cost	-	73	1	72	1	1
Interest cost	9	184	9	172	9	10
Plan participants’ contributions	-	10	-	16	7	9
Effect of business combinations and new plans	-	-	-	1	-	-
Settlements/curtailments	-	-	-	(69)	-	-
Currency fluctuations	-	204	-	(41)	-	-
Actuarial (gain) loss	1	252	8	416	(6)	(19)
Transfers	-	3	-	-	-	-
Other	-	8	-	-	-	-
Benefits paid	(9)	(103)	(11)	(94)	(14)	(17)
Benefit obligation at end of period	$174	$4,231	$173	$3,600	$156	$159
Accumulated benefit obligation at end of period	$174	$3,583	$172	$3,014	$-	$-

	Pension Benefits				Other
	United		United		Postretirement
	States	Int’l	States	Int’l	Benefits
Millions of dollars	2006		2005		2006	2005
Change in plan assets
Fair value of plan assets at beginning of period	$133	$3,077	$125	$2,576	$-	$-
Actual return on plan assets	17	301	12	541	-	-
Employer contributions	4	186	7	74	7	8
Settlements and transfers	-	-	-	(1)	-	-
Plan participants’ contributions	-	10	-	16	7	9
Effect of business combinations and new plans	-	-	-	-	-	-
Currency fluctuations	-	178	-	(35)	-	-
Transfers	-	3	-	-	-	-
Other	-	10	-	-	-	-
Benefits paid	(9)	(103)	(11)	(94)	(14)	(17)
Fair value of plan assets at end of period	$145	$3,662	$133	$3,077	$-	$-

Funded status	$(29)	$(569)	$(40)	$(523)	$(156)	$(159)
Amounts not yet recognized	-	-	-	-	-	-
Employer contribution	-	27	-	21	1	1
Unrecognized transition asset	-	-	(1)	-	-	-
Unrecognized actuarial loss (gain)	-	-	76	602	-	(7)
Unrecognized prior service benefit	-	-	-	(8)	-	(3)
Purchase accounting adjustment	-	-	-	(78)	-	-
Net amount recognized	$(29)	$(542)	$35	$14	$(155)	$(168)

	Pension Benefits				Other
	United		United		Postretirement
	States	Int’l	States	Int’l	Benefits
Millions of dollars	2006		2005		2006	2005
Amounts recognized on the
consolidated balance sheet
Other assets	$-	$2	$37	$115	$-	$-
Accrued employee compensation
and benefits	-	(9)	-	(6)	(13)	(9)
Employee compensation and benefits	(29)	(535)	(77)	(289)	(142)	(159)
Intangible asset	-	-	-	2	-	-
Accumulated other comprehensive
income, net of tax	-	-	49	135	-	-
Noncurrent deferred tax asset	-	-	26	57	-	-
Net amount recognized	$(29)	$(542)	$35	$14	$(155)	$(168)

Pension plans in which accumulated
benefit obligation exceeds plan
assets at December 31
Projected benefit obligation	$174	$1,767	$173	$1,997	$-	$-
Accumulated benefit obligation	174	1,630	173	1,779	-	-
Fair value of plan assets	145	1,506	133	1,623	-	-
Weighted-average assumptions used
to determine benefit obligations
at measurement date
Discount rate	5.75%	2.25-8.75%	5.75%	2.25-8.0%	5.5%	5.75%
Rate of compensation increase	4.5%	2.0-10.0%	4.5%	2.0-5.0%	N/A	N/A
Assumed health care cost trend
rates at December 31
Health care cost trend rate assumed
for next year	N/A	N/A	N/A	N/A	10.0%	10.0%
Rate to which the cost trend rate is
assumed to decline (the ultimate
trend rate)	N/A	N/A	N/A	N/A	5.0%	5.0%
Year that the rate reached the ultimate
trend rate	N/A	N/A	N/A	N/A	2011	2008
Asset allocation at December 31

Asset category Target allocation 2007

Equity securities 50%-70%	63%	63%	63%	62%	N/A	N/A
Debt securities 30%-50%	36%	35%	36%	30%	N/A	N/A
Other 0%-5%	1%	2%	1%	8%	N/A	N/A
Total 100%	100%	100%	100%	100%	N/A	N/A

Assumed long-term rates of return on plan assets, discount rates for estimating benefit obligations, and rates of compensation increases vary for the different plans according to the local economic conditions. The weighted average assumptions for the Nigerian and Indonesian plans are not included in the above tables as the plans were immaterial. The discount rate was determined based on the rates of return of high-quality fixed income investments as of the measurement date. For our United Kingdom pension plans, which constitute 95% of our international pension plans’ projected benefit obligation, the discount rate was determined by comparing the terms of the plans to the yield curve of a portfolio of high quality debt instruments at the measurement date, and was 5.0% at September 30, 2006. The discount rate for 2005 was based on the annualized yield of the iBoxx AA corporate bonds, and was 5.0% at September 30, 2005.
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
We reduced our additional minimum pension liability by $72 million in 2005, of which $54 million was recorded as “Other comprehensive income.” The additional minimum liability was equal to the excess of the accumulated benefit obligation over plan assets and accrued liabilities. A corresponding amount was recognized as either an intangible asset or a change to accumulated other comprehensive income.
The impact of adopting SFAS No. 158 on our consolidated balance sheet was to increase (decrease) certain accounts, as it relates to pension and other postretirement benefits, as follows:

	December 31, 2006
	Before		After
	Application of		Application of
Millions of dollars	SFAS No. 158	Adjustments	SFAS No. 158
Noncurrent deferred income taxes	$82	$146	$228
Other assets	335	(333)	2
Employee compensation and benefits	550	157	707
Minority interest in consolidated subsidiaries	(36)	(126)	(162)
Accumulated other comprehensive income	(182)	(218)	(400)

Amounts recognized in accumulated other comprehensive income were as follows:

	Pension Benefits		Other
	United		Postretirement
	States	Int’l	Benefits
Millions of dollars	2006		2006
Net actuarial loss (gain)	$38	$373	$(8)
Prior service benefit	-	(1)	(2)
Total recognized in accumulated other
comprehensive income	$38	$372	$(10)

Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In certain countries the funding requirements are mandatory, while in other countries they are discretionary. We currently expect to contribute $80 million to our international pension plans in 2007. For our domestic plans, we expect our contributions to be no more than $4 million in 2007. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions, which will be determined after the actuarial valuations are complete.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits		Other Postretirement Benefits
	United		Gross Benefit	Gross Medicare
Millions of dollars	States	Int’l	Payments	Part D Receipts
2007	$23	$113	$13	$1
2008	10	113	14	1
2009	10	118	14	1
2010	10	125	15	1
2011	11	129	15	1
Years 2012 - 2016	56	774	72	2

Net periodic cost
	Pension Benefits						Other
	United		United		United		Postretirement
	States	Int’l	States	Int’l	States	Int’l	Benefits
Millions of dollars	2006		2005		2004		2006	2005	2004
Components of net
periodic benefit cost
Service cost	$-	$73	$1	$72	$1	$92	$1	$1	$1
Interest cost	9	184	9	172	10	155	9	10	11
Expected return on plan
assets	(10)	(207)	(10)	(186)	(11)	(173)	-	-	-
Transition amount	-	-	-	-	-	(1)	-	-	-
Amortization of prior service
cost	-	(1)	-	-	-	-	(1)	(1)	(1)
Settlements/curtailments	-	1	-	5	1	(2)	-	-	-
Recognized actuarial loss	7	27	4	17	3	16	-	-	1
Net periodic benefit cost	$6	$77	$4	$80	$4	$87	$9	$10	$12
Weighted-average
assumptions used to
determine net periodic
benefit cost for years
ended December 31
Discount rate	5.75%	2.25-8.0%	5.75%	2.5-8.0%	6.25%	2.5-9.0%	5.75%	5.75%	6.25%
Expected return on plan assets	8.25%	4.0-7.0%	8.5%	5.0-7.0%	8.5%	5.25-7.5%	N/A	N/A	N/A
Rate of compensation increase	4.5%	2.0-5.0%	4.5%	2.0-5.0%	4.5%	2.0-6.5%	N/A	N/A	N/A

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2007 are as follows:

	Pension Benefits		Other Postretirement
Millions of dollars	United States	International	Benefits
Actuarial (gain) loss	$4	$20	$-
Prior service (benefit) cost	-	-	-
Total	$4	$20	$-

The majority of our postretirement benefit plans are not subjected to risk associated with fluctuations in the medical trend rates because the company subsidy is capped. However, for one plan in which the company subsidy is not capped, the assumed health care cost trend rates could have an impact on the amounts reported for the total of such health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
Millions of dollars	Increase	(Decrease)
Effect on total of service and interest cost components	$0	$0
Effect on the postretirement benefit obligation	$8	$(7)

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
Combined summarized financial information for all jointly owned operations that are accounted for under the equity method was as follows:

Combined operating results	Years ended December 31
Millions of dollars	2006	2005	2004
Revenue	$4,428	$3,230	$3,616
Operating income (loss)	$252	$(51)	$(16)
Net income (loss)	$276	$(33)	$(35)

Combined financial position	December 31
Millions of dollars	2006	2005
Current assets	$6,174	$2,430
Noncurrent assets	3,593	3,262
Total	$9,767	$5,692
Current liabilities	$2,775	$2,251
Noncurrent liabilities	6,234	2,902
Shareholders’ equity	758	539
Total	$9,767	$5,692

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

Energy and Chemicals segment:
-
during 2005, we formed a joint venture to engineer and construct a gas monetization facility. KBR owns a 50% equity interest and determined that we are the primary beneficiary of the joint venture which is consolidated for financial reporting purposes. At December 31, 2006 and December 31, 2005, the joint venture had $756 million and $324 million in total assets and $877 million and $311 million in total liabilities, respectively. There are no consolidated assets that collateralize the joint venture’s obligations. However, at December 31, 2006 and December 31, 2005, the joint venture had approximately $413 million and $173 million of cash, respectively, which mainly relate to advanced billings in connection with the joint venture’s obligations under the EPC contract;

-
KBR has equity ownership in three joint ventures to execute EPC projects. KBR’s equity ownership ranges from 33% to 50%, and these joint ventures are considered variable interest entities. We are not the primary beneficiary and thus account for these joint ventures using the equity method of accounting. At December 31, 2006 and December 31, 2005, these joint ventures had aggregate assets of $1 billion and $863 million and aggregate liabilities of $1.1 billion and $914 million, respectively. Our aggregate maximum exposure to loss related to these entities was $77 million and $28 million at December 31, 2006 and December 31, 2005 and is comprised of our equity investments in and advances to the joint ventures in addition to our commitment to fund any future losses;

-
we have an investment in a development corporation that has an indirect interest in the new Egypt Basic Industries Corporation (EBIC) ammonia plant project located in Egypt. We are performing the engineering, procurement, and construction (EPC) work for the project and operations and maintenance services for the facility. KBR owns 60% of this development company and consolidate it for financial reporting purposes within our Energy and Chemicals segment. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant, which is considered a variable interest entity. The development corporation accounts for its investment in the company using the equity method of accounting. The variable interest entity is funded through debt and equity. We are not the primary beneficiary of the variable interest entity. As of December 31, 2006, the variable interest entity had total assets of $347 million and total liabilities of $199 million. Our maximum exposure to loss on our equity investments at December 31, 2006 is limited to our investment of $15 million and our commitment to fund an additional $3 million of stand-by equity. In August 2006, the lenders providing the construction financing notified EBIC that it was in default of the terms of its debt agreement, which effectively prevented the project from making additional borrowings until such time as certain security interests in the ammonia plant assets related to the export facilities, could be perfected. This default was cured on December 8, 2006 subject to submitting the remaining documentation in March 2007. Indebtedness under the agreement is non-recourse to us. No event of default has occurred pursuant to our EPC contract and we have been paid all amounts due from EBIC. In September 2006, we were instructed by EBIC to cease work on one location of the project on which the ammonia storage tanks were originally planned to be constructed due to a decision to relocate the tanks. The new location has been selected and the client and its lenders have agreed to compensate KBR for approximately $6 million in costs resulting from the relocation of the storage tanks. We resumed work on the ammonia tanks in February 2007; and

-
in July 2006, KBR was awarded, through a 50%-owned joint venture, a contract with Qatar Shell GTL Limited to provide project management and cost-reimbursable engineering, procurement, and construction management services for the Pearl GTL project in Ras Laffan, Qatar. The project, which is expected to be completed by 2011, consists of gas production facilities and a GTL plant. The joint venture is considered a variable interest entity. We consolidate the joint venture for financial reporting purposes within our Energy and Chemicals segment because we are the primary beneficiary. As of December 31, 2006, the Pearl joint venture had total assets of $66 million and total liabilities of $56 million.

Government and Infrastructure segment:
-
during 2001, we formed a joint venture, in which KBR owns a 50% equity interest with an unrelated partner, that owns and operates heavy equipment transport vehicles in the United Kingdom. This variable interest entity was formed to construct, operate, and service certain assets for a third party, and was funded with third party debt. The construction of the assets was completed in the second quarter of 2004, and the operating and service contract related to the assets extends through 2023. The proceeds from the debt financing were used to construct the assets and will be paid down with cash flow generated during the operation and service phase of the contract. As of December 31, 2006 and December 31, 2005, the joint venture had total assets of $161 million and $149 million and total liabilities of $147 million and $154 million, respectively. Our aggregate maximum exposure to loss as a result of our involvement with this joint venture is limited to our equity investment which was zero at December 31, 2006 and any future losses related to the operation of the assets. We are not the primary beneficiary. The joint venture is accounted for using the equity method of accounting;

-
KBR are involved in four privately financed projects, executed through joint ventures, to design, build, operate, and maintain roadways for certain government agencies in the United Kingdom. KBR has a 25% ownership interest in these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is not guaranteed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of these joint ventures and, therefore, account for them using the equity method of accounting. As of December 31, 2006, these joint ventures had total assets of $2.2 billion and total liabilities of $2.1 billion. As of December 31, 2005, these joint ventures had total assets of $1.9 billion and total liabilities of $1.9 billion. Our maximum exposure to loss was $24 million at December 31, 2006. With respect to one of these roadways, we received a revised financial forecast during the second quarter of 2006, which takes into account sustained projected losses due to lower than anticipated long vehicle traffic and higher than forecasted lane availability deductions, which reduce project revenue. Because of this new information, we recorded an impairment charge of $10 million during the second quarter of 2006 in our equity investment in this roadway. As of December 31, 2006, our investment in this joint venture and the related company that performed the construction of the road was zero. In addition, at December 31, 2006, we had no additional funding commitments;

-
we participate in a privately financed project formed for operating and maintaining a railroad freight business in Australia. KBR owns 36.7% of the joint venture and operating company and we account for these investments using the equity method of accounting. These joint ventures are funded through senior and subordinated debt and equity contributions from the joint ventures’ partners. This joint venture has sustained losses since commencing operations due to lower than anticipated freight volume and a slowdown in the planned expansion of the Port of Darwin. At the end of the first quarter of 2006, the joint venture’s revised financial forecast led us to record a $26 million impairment charge. In October 2006, the joint venture incurred an event of default under its loan agreement by failing to make an interest and principal payment. These loans are non-recourse to us. In light of the default, the joint venture’s need for additional financing, and the realization that the joint venture efforts to raise additional equity from third parties were not successful, we recorded an additional $32 million impairment charge in the third quarter of 2006. We will receive no tax benefit as this impairment charge is not deductible for Australian tax purposes. In December 2006, the senior lenders agreed to waive existing defaults and concede certain rights under the existing indenture. Among these were a reduction in the joint venture’s debt service reserve and the relinquishment of the right to receive principal payments for 27 months, through March 2009. In exchange for these concessions, the shareholders of the joint venture committed approximately $12 million of new subordinated financing, of which $6 million was committed by us. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. As of December 31, 2006 and December 31, 2005, the joint venture had total assets of $874 million and $796 million and total liabilities of $790 million and $672 million, respectively. At December 31, 2006, our maximum exposure to loss totaling $12 million is limited to our equity investments, senior operating notes, and equity owner notes;

-
we participate in a privately financed project executed through certain joint ventures formed to design, build, operate, and maintain a viaduct and several bridges in southern Ireland. The joint ventures were funded through debt and were formed with minimal equity. These joint ventures are considered variable interest entities; however, we are not the primary beneficiary of the joint ventures. KBR has up to a 25% ownership interest in the project’s joint ventures, and we are accounting for this interest using the equity method of accounting. As of December 31, 2006 and December 31, 2005, the joint ventures had total assets of $301 million and $240 million and total liabilities of $293 million and $227 million, respectively. Our maximum exposure to loss was $8 million at December 31, 2006, and our share of any future losses resulting from the project. In addition, at December 31, 2006, we had remaining funding commitments of approximately $4 million; and

-
in April 2006, Aspire Defence, a joint venture between us, Mowlem Plc. and a financial investor, was awarded a privately financed project contract, the Allenby & Connaught project, by the MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the United Kingdom. In addition to a package of ongoing services to be delivered over 35 years, the project includes a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. Aspire Defence will manage the existing properties and will be responsible for design, refurbishment, construction and integration of new and modernized facilities. KBR indirectly owns a 45% interest in Aspire Defence, the project company that is the holder of the 35-year concession contract. In addition, KBR owns a 50% interest in each of two joint ventures that provide the construction and the related support services to Aspire Defence. KBR’s performance through the construction phase is supported by $159 million in letters of credit and surety bonds totaling approximately $209 million as of December 31, 2006, both of which have been guaranteed by us. Furthermore, our financial and performance guarantees are joint and several, subject to certain limitations, with our joint venture partners. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly held senior bonds. The entities we hold an interest in are considered variable interest entities; however, we are not the primary beneficiary of these entities. We account for our interests in each of the entities using the equity method of accounting. As of December 31, 2006, the aggregate total assets and total liabilities of the variable interest entities were $3.2 billion and $3.3 billion, respectively. Our maximum exposure to project company losses as of December 31, 2006 was $59 million. Our maximum exposure to construction and operating joint venture losses is limited to the funding of any future losses incurred by those entities.

Note 20. Reorganization of Business Operations
Effective October 1, 2004, we restructured KBR into two segments, Government and Infrastructure and Energy and Chemicals. In 2004, we recorded restructuring and related costs of $40 million related to the reorganization. The total restructuring charges consisted of $31 million in personnel termination benefits and $9 million in impairment charges on technology-related assets. For the year ended December 31, 2004, $32 million of the restructuring charge was included in “Cost of services” and $8 million was included in “General and administrative” on the consolidated statements of operations. As of December 31, 2005, all amounts related to the 2004 restructuring had been paid and the balance in the restructuring reserve account had been reduced to zero.

Note 21. New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We did not elect early adoption of this interpretation and adopted the provisions of FIN 48 beginning January 1, 2007. We have completed an initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a significant impact on our financial position or results from operations. We expect that any adjustment to reduce beginning-of-year retained earnings will not exceed $40 million.
During September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation was effective for the first fiscal year ending after November 15, 2006. The adoption of this interpretation did not have an impact on our financial position or results of operations.

                           HALLIBURTON COMPANY
Selected Financial Data (1)
(Unaudited)

Millions of dollars and shares	Years ended December 31
except per share and employee data	2006	2005	2004	2003	2002
Total revenue	$22,576	$20,240	$19,878	$15,797	$11,956
Total operating income (loss)	$3,484	$2,617	$820	$705	$(137)
Nonoperating expense, net	(35)	(170)	(186)	(108)	(116)
Income (loss) from continuing
operations before income taxes
and minority interest	3,449	2,447	634	597	(253)
Provision for income taxes	(1,144)	(64)	(235)	(229)	(70)
Minority interest in net income of
consolidated subsidiaries	(33)	(56)	(25)	(39)	(38)
Income (loss) from continuing operations	$2,272	$2,327	$374	$329	$(361)
Income (loss) from discontinued operations	$76	$31	$(1,353)	$(1,141)	$(637)
Net income (loss)	$2,348	$2,358	$(979)	$(820)	$(998)
Basic income (loss) per share:
Continuing operations	$2.24	$2.31	$0.43	$0.38	$(0.42)
Net income (loss)	2.31	2.34	(1.12)	(0.95)	(1.16)
Diluted income (loss) per share:
Continuing operations	2.16	2.24	0.42	0.38	(0.42)
Net income (loss)	2.23	2.27	(1.11)	(0.94)	(1.16)
Cash dividends per share	0.30	0.25	0.25	0.25	0.25
Return on average shareholders’ equity	34.16%	45.76%	(30.22)%	(26.86)%	(24.02)%
Financial position:
Net working capital	$6,456	$4,959	$2,898	$1,355	$2,288
Total assets	16,820	15,048	15,864	15,556	12,844
Property, plant, and equipment, net	3,048	2,648	2,545	2,518	2,619
Long-term debt (including current maturities)	2,831	3,174	3,940	3,437	1,476
Shareholders’ equity	7,376	6,372	3,932	2,547	3,558
Total capitalization	10,208	9,568	7,887	6,002	5,083
Basic weighted average common shares
outstanding	1,014	1,010	874	868	864
Diluted weighted average common shares
outstanding	1,054	1,038	882	874	864
Other financial data:
Capital expenditures	$(891)	$(651)	$(575)	$(515)	$(764)
Long-term borrowings (repayments), net	(341)	(799)	476	1,896	(15)
Depreciation, depletion, and
amortization expense	527	504	509	518	505
Payroll and employee benefits	(6,172)	(5,536)	(5,311)	(4,912)	(4,624)
Number of employees	104,000	100,000	94,000	99,000	82,000

(1)
All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the two-for-one common stock split, effected in the form of a stock dividend.

HALLIBURTON COMPANY
Quarterly Data and Market Price Information (1)
(Unaudited)

	Quarter
Millions of dollars except per share data	First	Second	Third	Fourth	Year
2006
Revenue	$5,184	$5,545	$5,831	$6,016	$22,576
Operating income	755	718	968	1,043	3,484
Income from continuing operations	481	509	615	667	2,272
Income (loss) from discontinued operations	7	82	(4)	(9)	76
Net income	488	591	611	658	2,348
Earnings per share:
Basic income (loss) per share:
Income from continuing operations	0.47	0.50	0.61	0.67	2.24
Income (loss) from discontinued
operations	0.01	0.08	-	(0.01)	0.07
Net income	0.48	0.58	0.61	0.66	2.31
Diluted income (loss) per share:
Income from continuing operations	0.45	0.48	0.58	0.65	2.16
Income (loss) from discontinued
operations	0.01	0.07	-	(0.01)	0.07
Net income	0.46	0.55	0.58	0.64	2.23
Cash dividends paid per share	0.075	0.075	0.075	0.075	0.30
Common stock prices (2)
High	41.19	41.99	37.93	34.30	41.99
Low	31.35	33.92	27.35	26.33	26.33
2005
Revenue	$4,783	$4,973	$4,912	$5,572	$20,240
Operating income	575	596	680	766	2,617
Income from continuing operations	359	384	492	1,092	2,327
Income from discontinued operations	6	8	7	10	31
Net income	365	392	499	1,102	2,358
Earnings per share:
Basic income per share:
Income from continuing operations	0.36	0.38	0.49	1.07	2.31
Income from discontinued operations	0.01	0.01	0.01	0.01	0.03
Net income	0.37	0.39	0.50	1.08	2.34
Diluted income per share:
Income from continuing operations	0.36	0.37	0.47	1.03	2.24
Income from discontinued operations	-	0.01	0.01	0.01	0.03
Net income	0.36	0.38	0.48	1.04	2.27
Cash dividends paid per share	0.0625	0.0625	0.0625	0.0625	0.25
Common stock prices (2)
High	22.65	24.70	34.89	34.69	34.89
Low	18.59	19.83	22.88	27.35	18.59

(1)
All periods presented reflect the reclassification of KBR’s Production Services operations to discontinued operations, as well as the two-for-one common stock split, effected in the form of a stock dividend.

(2)	New York Stock Exchange - composite transactions high and low intraday price.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required for the directors of the Registrant is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492), under the caption “Election of Directors.” The information required for the executive officers of the Registrant is included under Part I on pages 12 and 13 of this annual report. The information required for a delinquent form required under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492), under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information for our code of ethics is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492), under the caption “Corporate Governance.”
Audit Committee financial experts
In the business judgment of the Board of Directors, all five members of the Audit Committee, Alan M. Bennett, Robert L. Crandall, J. Landis Martin, Jay A. Precourt, and Debra L. Reed are independent and have accounting or related financial management experience required under the listing standards and have been designated by the Board of Directors as “audit committee financial experts.”

Item 11. Executive Compensation.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2006,” “Outstanding Equity Awards at Fiscal Year End (2006),” “2006 Option Exercises and Stock Vested,” “2006 Nonqualified Deferred Compensation,” “Pension Benefits Table,” “Employment Contracts and Change-in-Control Arrangements,” “Post-Termination Payments,” “Equity Compensation Plan Information,” and “Directors’ Compensation.”

Item 12(a). Security Ownership of Certain Beneficial Owners.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(b). Security Ownership of Management.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12(c). Changes in Control.
Not applicable.

Item 12(d). Securities Authorized for Issuance Under Equity Compensation Plans.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Certain Relationships and Related Transactions” to the extent any disclosure is required.

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the Halliburton Company Proxy Statement for our 2007 Annual Meeting of Stockholders (File No. 1-3492) under the caption “Fees Paid to KPMG LLP.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements:
                The reports of the Independent Registered Public Accounting Firm and the financial statements of the Company as required by Part
                II, Item 8, are included on pages 70 and 71 and pages 72 through 126 of this annual report. See index on page (i).

2.	Financial Statement Schedules:	Page No.

	Report on supplemental schedule of KPMG LLP	138

	Schedule II - Valuation and qualifying accounts for the three
	years ended December 31, 2006	139

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

3.2       By-laws of Halliburton revised effective October 19, 2006 (incorporated by reference to Exhibit 3.1 to Halliburton’s Form 8-K filed October 19, 2006, File No. 1-3492).

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

4.10             Copies of instruments that define the rights of holders of miscellaneous long-term notes of Halliburton and its subsidiaries, totaling $9 million in the aggregate at December 31, 2006, have not been filed with the Commission. Halliburton agrees to furnish copies of these instruments upon request.

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

4.16             Credit Facility in the amount of £80 million dated November 29, 2002 between Devonport Royal Dockyard Limited and Devonport Management Limited and The Governor and Company of the Bank of Scotland, HSBC Bank Plc and The Royal Bank of Scotland Plc (incorporated by reference to Exhibit 4.22 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

4.17             Senior Indenture dated as of June 30, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2003, File No. 1-3492).

4.18             Form of note of 3.125% Convertible Senior Notes due July 15, 2023 (included as Exhibit A to Exhibit 4.17 above).

4.19             First Supplemental Indenture dated as of December 17, 2004 between Halliburton and JPMorgan Chase Bank, National Association (formerly JPMorgan Chase Bank), as trustee, to Indenture dated as of June 30, 2003, between Halliburton and JPMorgan Chase Bank, National Association (formerly JPMorgan Chase Bank), as trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 8-K filed on December 21, 2004, File No. 1-3492).

4.20             Senior Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

4.21             First Supplemental Indenture dated as of October 17, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

4.22             Form of note of 5.5% senior notes due October 15, 2010 (included as Exhibit B to Exhibit 4.21 above).

4.23             Second Supplemental Indenture dated as of December 15, 2003 between Halliburton and JPMorgan Chase Bank, as Trustee, to the Senior Indenture dated as of October 17, 2003, as supplemented by the First Supplemental Indenture dated as of October 17, 2003 (incorporated by reference to Exhibit 4.27 to Halliburton’s Form 10-K for the year ended December 31, 2003, File No. 1-3492).

4.24                 Form of note of 7.6% debentures due 2096 (included as Exhibit A to Exhibit 4.23 above).

        4.25                 Stockholder Agreement between Halliburton and the DII Industries, LLC Asbestos PI Trust dated January 20, 2005 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed January 25, 2005, File No. 1-3492).

       4.26                  Amendment to Stockholder Agreement dated March 17, 2005 between Halliburton Company and DII Industries, LLC Asbestos PI Trust (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 18, 2005, File No. 1-3492).

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

       10.3          Halliburton Company 1993 Stock and Incentive Plan, as amended and restated effective February 16, 2006 (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 1-3492).

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

     10.11         Amendments No. 1 and 2 to Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit A to Dresser’s Proxy Statement dated February 6, 1995, File No. 1-4003).

     10.12          Amendment No. 3 to the Dresser Industries, Inc. 1992 Stock Compensation Plan (incorporated by reference to Exhibit 10.25 to Dresser’s Form 10-K for the year ended October 31, 1997, File No. 1-4003).

     10.13          Employment Agreement (David J. Lesar) (incorporated by reference to Exhibit 10(n) to the Predecessor’s Form 10-K for the year ended December 31, 1995, File No. 1-3492).

     10.14          Employment Agreement (Mark A. McCollum) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2003, File No. 1-3492).

     10.15          Halliburton Company Benefit Restoration Plan, as amended and restated effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-3492).

     10.16          Halliburton Annual Performance Pay Plan, as amended and restated effective January 26, 2006 (incorporated by reference to Exhibit 10.17 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 1-3492).

     10.17          Halliburton Company Performance Unit Program (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-3492).

     10.18          Form of Nonstatutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2000, File No. 1-3492).

     10.19          Halliburton Elective Deferral Plan as amended and restated effective May 1, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

     10.20          Halliburton Company 2002 Employee Stock Purchase Plan, as amended and restated May 17, 2005 (incorporated by reference to Exhibit 10.21 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 1-3492).

     10.21          Halliburton Company Directors’ Deferred Compensation Plan as amended and restated effective as of October 22, 2002 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended September 30, 2002, File No. 1-3492).

     10.22          Employment Agreement (Albert O. Cornelison) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended June 30, 2002, File No. 1-3492).

     10.23          Employment Agreement (David R. Smith) (incorporated by reference to Exhibit 10.39 to Halliburton’s Form 10-K for the year ended December 31, 2002, File No. 1-3492).

     10.24          Employment Agreement (C. Christopher Gaut) (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 10-Q for the quarter ended March 31, 2003, File No. 1-3492).

     10.25          Employment Agreement (Andrew R. Lane) (incorporated by reference to Exhibit 10.3 to Halliburton’s Form 10-Q for the quarter ended September 30, 2004, File No. 1-3492).

     10.26          Five Year Revolving Credit Agreement dated as of March 10, 2005, among Halliburton, as Borrower, the Banks and the Issuing Banks party thereto, Citicorp North America, Inc. (“CNAI”), as Paying Agent, and CNAI and JPMorgan Chase Bank, N.A., as Co-Administrative Agents (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed March 10, 2005, File No. 1-3492).

     10.27          Underwriting Agreement dated March 17, 2005 among Halliburton Company, DII Industries, LLC Asbestos PI Trust, J.P. Morgan Securities Inc., Goldman, Sachs & Co., and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed March 18, 2005, File No. 1-3492).

     10.28          Halliburton Company Supplemental Executive Retirement Plan as amended and restated effective December 7, 2005 (incorporated by reference to Exhibit 10.29 to Halliburton’s Form 10-K for the year ended December 31, 2005, File No. 1-3492).

     10.29          Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed November 27, 2006, File No. 1-3492).

     10.30          Tax Sharing Agreement, dated as of January 1 , 2006, by and between Halliburton Company, KBR Holdings LLC, and KBR, Inc. (incorporated by reference to Exhibit 10.2 to Halliburton’s Form 8-K filed November 27, 2006, File No. 1-3492).

*   10.31          Employment Agreement (William P. Utt).

*   12               Statement of Computation of Ratio of Earnings to Fixed Charges.

*   21               Subsidiaries of the Registrant.

*   23.1            Consent of KPMG LLP.

*   24.1             Powers of attorney for the following directors signed in January 2007:

     Alan M. Bennett
             James R. Boyd
             Milton Carroll
             Robert L. Crandall
                                         Kenneth T. Derr
     S. Malcolm Gillis
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

** 32.2            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed with this Form 10-K.
** Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Shareholders
Halliburton Company:

Under date of February 26, 2007, we reported on the consolidated balance sheets of Halliburton Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule (Schedule II) included in the Company’s Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 18, respectively, to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation plans as of January 1, 2006, and its method of accounting for defined benefit and other postretirement plans as of December 31, 2006.

/s/ KPMG LLP
Houston, Texas
February 26, 2007

HALLIBURTON COMPANY
Schedule II - Valuation and Qualifying Accounts
(Millions of Dollars)

The table below presents valuation and qualifying accounts for continuing operations.

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Descriptions	of Period	Expenses	Accounts		Deductions	Period
Year ended December 31, 2004:
Deducted from accounts and notes receivable:
Allowance for bad debts	$175	$22	$2		$(72) (a )	$127
Accrued reorganization charges	$1	$40	$-		$(22)	$19
Reserve for disputed and unallowable costs
incurred under government contracts	$48	$-	$83 (b	)	$-	$131

Year ended December 31, 2005:
Deducted from accounts and notes receivable:
Allowance for bad debts	$127	$64	$-		$(101) (a )	$90
Accrued reorganization charges	$19	$-	$-		$(19)	$-
Reserve for disputed and unallowable costs
incurred under government contracts	$131	$-	$11 (b	)	$(9)	$133

Year ended December 31, 2006:
Deducted from accounts and notes receivable:
Allowance for bad debts	$90	$104	$2		$(99) (a )	$97
Reserve for disputed and unallowable costs
incurred under government contracts	$133	$-	$51 (b	)	$(107)	$77

(a) Receivable write-offs, net of recoveries, and reclassifications.
(b) Reserves have been recorded as reductions of revenue, net of reserves no longer required.

SIGNATURES

As required by Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on its behalf by the undersigned authorized individuals on this 27th day of February, 2007.

HALLIBURTON COMPANY

By	/s/ David J. Lesar
David J. Lesar
Chairman of the Board,
President, and Chief Executive Officer

As required by the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 27th day of February, 2007.

Signature	Title

/s/ David J. Lesar	Chairman of the Board, President,
David J. Lesar	Chief Executive Officer, and Director

/s/ C. Christopher Gaut	Executive Vice President and
C. Christopher Gaut	Chief Financial Officer

/s/ Mark A. McCollum	Senior Vice President and
Mark A. McCollum	Chief Accounting Officer

Signature	Title

* Alan M. Bennett	Director
Alan M. Bennett

* James R. Boyd	Director
James R. Boyd

* Milton Carroll	Director
Milton Carroll

* Robert L. Crandall	Director
Robert L. Crandall

* Kenneth T. Derr	Director
Kenneth T. Derr

* S. Malcolm Gillis	Director
S. Malcolm Gillis

* W. R. Howell	Director
W. R. Howell

* Ray L. Hunt	Director
Ray L. Hunt

* J. Landis Martin	Director
J. Landis Martin

* Jay A. Precourt	Director
Jay A. Precourt

* Debra L. Reed	Director
Debra L. Reed

* /s/ Sherry D. Williams
Sherry D. Williams, Attorney-in-fact