Form 10-Q
period 2007-03-31
HALLIBURTON CO
filed 2007-05-04
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes              No     X

As of April 23, 2007, 914,050,549 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-18

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1(a).	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
Millions of dollars and shares except per share data	2007	2006
Revenue:
Services	$2,522	$2,195
Product sales	900	743
Total revenue	3,422	2,938
Operating costs and expenses:
Cost of services	1,817	1,557
Cost of sales	749	613
General and administrative	69	86
Gain on sale of business assets, net	(1)	(10)
Total operating costs and expenses	2,634	2,246
Operating income	788	692
Interest expense	(38)	(42)
Interest income	38	23
Other, net	(3)	2
Income from continuing operations before income taxes
and minority interest	785	675
Provision for income taxes	(259)	(223)
Minority interest in net (income) loss of subsidiaries	3	(3)
Income from continuing operations	529	449
Income from discontinued operations, net of income tax
provision of $30 and $35	23	39
Net income	$552	$488
Basic income per share:
Income from continuing operations	$0.53	$0.44
Income from discontinued operations, net	0.02	0.04
Net income per share	$0.55	$0.48
Diluted income per share:
Income from continuing operations	$0.52	$0.42
Income from discontinued operations, net	0.02	0.04
Net income per share	$0.54	$0.46

Cash dividends per share	$0.075	$0.075
Basic weighted average common shares outstanding	992	1,024
Diluted weighted average common shares outstanding	1,025	1,068

See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
Millions of dollars and shares except per share data	2007	2006
Assets
Current assets:
Cash and equivalents	$2,186	$2,918
Receivables (less allowance for bad debts of $46 and $40)	2,700	2,629
Inventories	1,430	1,235
Investments in marketable securities	857	20
Current deferred income taxes	219	205
Current assets of discontinued operations	4,012	3,898
Other current assets	311	285
Total current assets	11,715	11,190
Property, plant, and equipment, net of accumulated depreciation of $3,888 and $3,793	2,758	2,557
Goodwill	593	486
Noncurrent deferred income taxes	399	448
Noncurrent assets of discontinued operations	1,441	1,497
Other assets	732	682
Total assets	$17,638	$16,860
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$739	$655
Income tax payable	387	146
Accrued employee compensation and benefits	383	496
Current maturities of long-term debt	11	26
Current liabilities of discontinued operations	2,909	2,831
Other current liabilities	650	580
Total current liabilities	5,079	4,734
Long-term debt	2,785	2,783
Employee compensation and benefits	473	474
Noncurrent liabilities of discontinued operations	1,000	981
Other liabilities	344	443
Total liabilities	9,681	9,415
Minority interest in consolidated subsidiaries	65	69
Shareholders’ equity:
Common shares, par value $2.50 per share - authorized 2,000 shares, issued 1,061 and 1,060
shares	2,652	2,650
Paid-in capital in excess of par value	1,712	1,689
Accumulated other comprehensive income	(426)	(437)
Retained earnings	5,494	5,051
	9,432	8,953
Less 61 and 62 shares of treasury stock, at cost	1,540	1,577
Total shareholders’ equity	7,892	7,376
Total liabilities and shareholders’ equity	$17,638	$16,860
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$552	$488
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations	(23)	(39)
Depreciation, depletion, and amortization	131	117
Provision (benefit) for deferred income taxes	13	140
(Gain) loss on sale of assets	(1)	(17)
Other changes:
Receivables	(64)	(112)
Inventories	(194)	(121)
Accounts payable	75	66
Contributions to pension plans	(14)	(46)
Other	25	(61)
Cash flows from continuing operations	500	415
Cash flows from discontinued operations	115	(335)
Total cash flows from operating activities	615	80
Cash flows from investing activities:
Capital expenditures	(303)	(138)
Sales of property, plant, and equipment	39	31
Dispositions (acquisitions) of business assets, net of cash acquired or disposed	(180)	13
Sales (purchases) of short-term investments in marketable securities, net	(834)	-
Other investing activities	(3)	-
Cash flows from continuing operations	(1,281)	(94)
Cash flows from discontinued operations	(13)	(22)
Total cash flows from investing activities	(1,294)	(116)
Cash flows from financing activities:
Proceeds from exercises of stock options	38	89
Payments to reacquire common stock	(8)	(46)
Borrowings (repayments) of short-term debt, net	9	(7)
Payments of long-term debt	(1)	(7)
Payments of dividends to shareholders	(75)	(77)
Tax benefit from exercise of options and restricted stock	7	-
Cash flows from continuing operations	(30)	(48)
Cash flows from discontinued operations	(18)	(5)
Total cash flows from financing activities	(48)	(53)
Effect of exchange rate changes on cash	(5)	(4)
Decrease in cash and equivalents	(732)	(93)
Cash and equivalents at beginning of period	2,918	2,001
Cash and equivalents at end of period	$2,186	$1,908
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$44	$55
Income taxes from continuing operations	$76	$39
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Description of Company
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for annual financial statements and should be read together with our 2006 Annual Report on Form 10-K.
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2007, the results of our operations for the three months ended March 31, 2007 and 2006, and our cash flows for the three months ended March 31, 2007 and 2006. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 may not be indicative of results for the full year.
KBR, Inc. (KBR) has been reclassified to discontinued operations in the condensed consolidated financial statements. All prior periods have been restated to reflect this reclassification. See Note 2 for further information.
Common share and earnings per share amounts have been restated for all periods presented to reflect the increased number of common shares outstanding resulting from the two-for-one common stock split, in the form of a stock dividend, paid on July 14, 2006 to stockholders of record as of June 23, 2006.

Note 2. KBR, Inc. Separation
In November 2006, KBR completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock at $17.00 per share. Proceeds from the IPO were approximately $508 million, net of underwriting discounts and commissions and offering expenses. The increase in the carrying amount of our investment in KBR, Inc., resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our condensed consolidated balance sheet at December 31, 2006. On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR, Inc. common stock owned by us on that date for 85.3 million shares of our common stock. In the second quarter of 2007, we will record a gain on the disposition of KBR of approximately $1.0 billion, which will be included in income from discontinued operations in the condensed consolidated statement of operations.
The following table presents the financial results of KBR, Inc. as discontinued operations in our condensed consolidated statements of operations.

	Three Months Ended
	March 31
Millions of dollars	2007		2006
Revenue	$2,250		$2,246
Operating income	$62		$62
Net income	$23 (a	)	$37
(a) The net income for the three months ended March 31, 2007 represents our 81% share of KBR, Inc.’s results.

We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton provides indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project. See Note 10 for further discussion of this matter.

The Halliburton performance guarantees, surety bonds, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire at the earlier of: (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. In addition, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. We will record our estimate of the fair value, as of the separation date, of these indemnities and guarantees in the second quarter of 2007.
The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us. The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans. Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock. As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan. The KBR, Inc. Transitional Stock Adjustment Plan set forth the process by which the conversion was effected.

Note 3. Acquisitions
Ultraline Services Corporation
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation (Ultraline), a division of Savanna Energy Services Corp. Ultraline is a provider of wireline services in Canada. We paid approximately $180 million, subject to adjustment for working capital purposes, and recorded goodwill of $106 million and intangible assets of $44 million on a preliminary basis until our analysis of the fair market value of assets acquired and liabilities assumed is complete. Ultraline’s results of operations are included in our Drilling and Formation Evaluation segment.

Note 4. Business Segment Information
We have four business segments: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions. The two KBR segments have been reclassified to discontinued operations as a result of the separation of KBR from us.
Certain indirect expenses that were previously allocated to the segments are now included in general corporate expenses. All prior period amounts have been reclassified accordingly.
The following table presents information on our business segments.

	Three Months Ended
	March 31
Millions of dollars	2007	2006
Revenue:
Production Optimization	$1,337	$1,196
Fluid Systems	993	836
Drilling and Formation Evaluation	917	725
Digital and Consulting Solutions	175	181
Total revenue	$3,422	$2,938

Operating income (loss):
Production Optimization	$325	$333
Fluid Systems	214	189
Drilling and Formation Evaluation	256	179
Digital and Consulting Solutions	50	50
General corporate	(57)	(59)
Total operating income	$788	$692

Intersegment revenue was immaterial. Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.
As of March 31, 2007, 37% of our gross trade receivables were from customers in the United States. As of December 31, 2006, 39% of our gross trade receivables were from customers in the United States. No other country accounted for more than 10% of our gross trade receivables at these times.

Note 5. Inventories
Inventories are stated at the lower of cost or market. The majority of our inventory was recorded on the average cost method. In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $69 million at March 31, 2007 and $58 million at December 31, 2006. If the average cost method was used, total inventories would have been $22 million higher than reported at March 31, 2007 and $20 million higher than reported at December 31, 2006. Inventories consisted of the following:

	March 31,	December 31,
Millions of dollars	2007	2006
Finished products and parts	$959	$883
Raw materials and supplies	361	256
Work in process	110	96
Total	$1,430	$1,235

Finished products and parts are reported net of obsolescence reserves of $78 million at March 31, 2007 and $63 million at December 31, 2006.

Note 6. Investments
Investments in marketable securities
Our investments in marketable securities are reported at fair value. At March 31, 2007, our investments in marketable securities consisted of $573 million of tax-exempt auction rate securities, $276 million of variable rate demand notes, and $8 million of municipal bonds, all of which are classified as available-for-sale. At December 31, 2006, our investment in marketable securities was $20 million.
Restricted and committed cash
At March 31, 2007 and December 31, 2006, we had restricted cash of $108 million, which primarily consisted of collateral for potential future insurance claim reimbursements, included in “Other assets.”

Note 7. Debt
The stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 changed to 53.22 in the first quarter of 2007 due to the increased quarterly dividend declared.

Note 8. Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended
	March 31
Millions of dollars	2007	2006
Net income	$552	$488

Cumulative translation adjustments	(1)	(6)
Realization of (gains) losses included in net income	-	3
Net cumulative translation adjustments	(1)	(3)

Pension liability adjustments	11	-

Unrealized net gains (losses) on investments
and derivatives	1	6
Realization of (gains) losses on investments and
derivatives included in net income	-	2
Net unrealized gains (losses) on investments
and derivatives	1	8

Total comprehensive income	$563	$493

Accumulated other comprehensive income consisted of the following:

	March 31,	December 31,
Millions of dollars	2007	2006
Cumulative translation adjustments	$(39)	$(38)
Pension liability adjustments	(389)	(400)
Unrealized gains (losses) on investments and derivatives	2	1
Total accumulated other comprehensive income	$(426)	$(437)

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
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies. Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables. Cash payments of approximately $23 million related to these receivables were received in the first quarter of 2007. Under the terms of the settlement agreements, we will receive cash payments of the remaining amounts, totaling $238 million at March 31, 2007, or $218 million on a present value basis, in several installments through 2010. Of the $218 million recorded at March 31, 2007, $39 million was classified as current.
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations. We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial. At March 31, 2007, we had not recorded any liability associated with these indemnifications.

Note 10. Other Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The Department of Justice (DOJ) is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, KBR or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at March 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at March 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root LLC, a subsidiary of KBR.

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria, and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us or KBR, and our investigation is continuing.
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
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our current or former subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
Additionally, we provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. As of March 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.
Barracuda-Caratinga arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter. As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms. We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.

At Petrobras’ direction, KBR has replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR understands that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The designation of the material to be used for the bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not its responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. KBR believes several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct KBR to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for KBR’s costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. KBR disagrees with the Petrobras claim because Petrobras mandated the material to be used for the bolts, it does not believe there is any basis for the amount claimed by Petrobras. KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million. The arbitration hearing is not expected to begin until 2008. As of March 31, 2007, we have not accrued any amounts related to this arbitration.
Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court alleging violations of the federal securities laws in connection with the SEC investigation related to a change in accounting for revenue on long-term construction projects and related disclosures, which we settled with the SEC in the second quarter of 2004. In the weeks that followed, approximately twenty similar class actions were filed against us. Several of those lawsuits also named as defendants several of our present or former officers and directors. The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003 (the “Moore class action”). As a result of a substitution of lead plaintiffs, the case is now styled Archdiocese of Milwaukee Supporting Fund (“AMSF”) v. Halliburton Company, et al.
In early May 2003, we entered into a written memorandum of understanding setting forth the terms upon which the Moore class action would be settled. In June 2003, the lead plaintiffs in the Moore class action filed a motion for leave to file a second amended consolidated complaint, which was granted by the court. In addition to restating the original accounting and disclosure claims, the second amended consolidated complaint included claims arising out of the 1998 acquisition of Dresser Industries, Inc. by Halliburton, including that we failed to timely disclose the resulting asbestos liability exposure (the “Dresser claims”). The memorandum of understanding contemplated settlement of the Dresser claims as well as the original claims.
In June 2004, the court entered an order preliminarily approving the settlement. Following the transfer of the case to another district judge, the court held that evidence of the settlement’s fairness was inadequate, denied the motion for final approval of the settlement, and ordered the parties to mediate. The mediation was unsuccessful.
In April 2005, the court appointed new co-lead counsel and named AMSF the new lead plaintiff, directing that they file a third consolidated amended complaint and that we file our motion to dismiss. The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement. In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to replead those claims to correct deficiencies in their earlier complaint. In April 2006, the plaintiffs filed their fourth amended consolidated complaint. We filed a motion to dismiss those portions of the complaint that had been repled. A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our CEO. The court ordered that the case proceed against our CEO and Halliburton. In response to a motion by the lead plaintiff, on February 26, 2007 the court ordered the removal and replacement of their co-lead counsel. As of March 31, 2007, we had not accrued any amounts related to this matter.

Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands. The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations. These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute. Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations. In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information. We understand this matter has now been referred by OFAC to the DOJ. In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents. We are cooperating with the government’s investigation and responded to the subpoena by producing documents in September 2004. As of March 31, 2007, we had not accrued any amounts related to this investigation.
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced in April 2007 that all of our contractual commitments in Iran have been completed, and we are no longer working in Iran.
David Hudak and International Hydrocut Technologies Corp.
In October 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corporate Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts. The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase from us in early 1994 of certain explosive charges that were later alleged by the DOJ to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful. As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges. As mentioned above, the alleged transaction(s) took place more than 10 years ago. The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation. For those reasons and because the litigation is in its preliminary stages, it is premature to assess the likelihood of an adverse result. It is our intention to vigorously defend this action. Amounts accrued related to this matter as of March 31, 2007 were not material.
M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market has sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures. The claims M-I asserts are based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act. In October 2006, a federal court dismissed our infringement action based upon its holding that the claims in our patent were indefinite and the patent was, therefore, invalid. That judgment is now on appeal. M-I also alleges that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law. M-I seeks compensatory damages, which it claims should be trebled, as well as punitive damages and injunctive relief. We believe that M-I’s claims are without merit and intend to aggressively defend them. As of March 31, 2007, we had not accrued any amounts in connection with this matter.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of March 31, 2007 and $39 million as of December 31, 2006. The liability covers numerous properties and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established a liability. As of March 31, 2007, those 11 sites accounted for approximately $9 million of our total $38 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but in each of those cases, we do not believe we have any material liability.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.1 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2007, including $1.3 billion that relate to KBR. These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders. KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 11. Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months
	Ended
	March 31
Millions of shares	2007	2006
Basic weighted average common shares outstanding	992	1,024
Dilutive effect of:
Convertible senior notes premium	24	30
Stock options	7	10
Restricted stock	2	2
Other	-	2
Diluted weighted average common shares outstanding	1,025	1,068

All prior year share numbers included in the tables above have been adjusted to reflect the July 2006 two-for-one common stock split.

Excluded from the computation of diluted income per share are options to purchase three million shares of common stock that were outstanding during the three months ended March 31, 2007 and two million shares during the three months ended March 31, 2006. These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding will be reduced by the 85 million shares of our common stock that we accepted in exchange for the shares of KBR, Inc. common stock we owned.

Note 12. Income Taxes
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings. Of the $30 million reduction to retained earnings, $10 million was attributable to KBR, which is now reported as discontinued operations in the condensed consolidated financial statements.
The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties
Balance at January 1, 2007	$266	$47
Increase (decrease) in prior year tax positions	(4)	-
Reclassification to discontinued operations	(24)	(13)
Balance at March 31, 2007	$238	$34

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our condensed consolidated statements of operations.
Included in the balance of unrecognized tax benefits is approximately $30 million of tax benefits associated with United States federal research and development credits that could be resolved with the United States Internal Revenue Service (IRS) within the next twelve months.  If this particular tax return position is not resolved in our favor, there would be no obligation to make additional payments to the IRS because we had not previously claimed these benefits and, therefore, we had not previously reduced taxes paid or payable for these credits.  In addition to the $30 million of United States federal research and development credits, a significant portion of our non-United States unrecognized tax benefits, while not individually significant, could be settled within the next twelve months.  As of March 31, 2007, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. In most cases, we are no longer subject to United States federal, state, and local, or non-United States income tax examination by tax authorities for years before 1998.

Note 13. Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Three Months Ended March 31
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$6	$-	$5
Interest cost	2	11	2	9
Expected return on plan assets	(2)	(9)	(2)	(7)
Settlement/curtailments	-	(1)	-	-
Recognized actuarial loss (gain)	1	2	2	2
Net periodic benefit cost	$1	$9	$2	$9

We currently expect to contribute approximately $23 million to our international pension plans and $4 million to our domestic plans in 2007. During the quarter ended March 31, 2007, we contributed $14 million of the $27 million to our pension plans. We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.
The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 31
Millions of dollars	2007	2006
Components of net periodic
benefit cost:
Service cost	$-	$-
Interest cost	2	2
Net periodic benefit cost	$2	$2

Note 14. New Accounting Standards
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose its policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. Therefore, we adopted EITF 06-3 on January 1, 2007. We present taxes collected from customers on a net basis.
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006. We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without material impact to us.

Note 15. Subsequent Event
During April 2007, we entered into a definitive agreement with the shareholders of PSL Energy Services Limited (PSLES) to purchase the entire share capital of the company. This agreement is subject to receipt of necessary regulatory approvals.
Founded in 2003, PSLES is a leading eastern hemisphere provider of process, pipeline and well intervention services, including flange management and bolting, leak testing, pre-commissioning services, hydrotesting, hydraulic workover, coiled tubing, slickline and wireline, and pumping services. The company, headquartered in the United Kingdom, has approximately 1,000 employees and operational bases in the United Kingdom, Norway, Middle East, Azerbaijan, Algeria, and Asia-Pacific locations. If the necessary regulatory approvals are received, PSLES operations will be reflected in our Production Optimization segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first quarter of 2007, our continuing operations produced revenue of $3.4 billion and operating income of $788 million, reflecting an operating margin of 23%. Revenue increased $484 million or 17% over the first quarter of 2006, primarily driven by higher activity in the United States, Africa, and Europe, but declined $87 million or 3% compared to the fourth quarter of 2006, primarily related to our well stimulation business in North America and Europe. Operating income increased $96 million or 14% compared to the first quarter of 2006, but fell $135 million or 15% from the fourth quarter of 2006, reflecting decreased results across all regions. The United States decline was due to the comparative effect of a $38 million gain from hurricane insurance proceeds received in the fourth quarter of 2006 and decreased customer activity, coupled with increased costs. Internationally, our operations experienced 17% revenue growth and 19% operating income growth during the first quarter of 2007 compared to the first quarter of 2006. Sequentially, however, revenue declined 4% and operating income declined 20% from our international operations compared to the fourth quarter of 2006, primarily in Europe/Africa largely due to the comparative effect of a $48 million gain recorded in the fourth quarter of 2006 on the sale of lift boats.
Separation of KBR, Inc.
In November 2006, KBR, Inc. (KBR) completed an initial public offering, in which it sold approximately 32 million shares of KBR, Inc. common stock. The increase in the carrying amount of our investment in KBR, Inc., resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our condensed consolidated balance sheet at December 31, 2006. On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR, Inc. common stock owned by us on that date for 85.3 million shares of our common stock. Consequently, KBR operations have been reclassified to discontinued operations in the condensed consolidated financial statements for all periods presented. Income from discontinued operations related to our 81% share of KBR’s results in the first quarter of 2007 was $23 million after tax or $0.02 per share. In the second quarter of 2007, we will record a gain on the disposition of KBR of approximately $1.0 billion, which will be included in income from discontinued operations in the condensed consolidated statement of operations. See Note 2 to the condensed consolidated financial statements for additional information.
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement. The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business. Halliburton provides indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.

The Halliburton performance guarantees, surety bonds, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue after the separation of KBR until these guarantees expire at the earlier of: (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer. In addition, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts. KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees. We will record our estimate of the fair value, as of the separation date, of these indemnities and guarantees in the second quarter of 2007.
The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters. Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us. The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit. Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans. Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that have not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock. As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan. The KBR, Inc. Transitional Stock Adjustment Plan set forth the process by which the conversion was effected.
With respect to the Barracuda-Caratinga project, KBR, Petrobras, and the project lenders agreed to technical and operational acceptance of the completed Barracuda and Caratinga production vessels in April 2006. In March 2006, Petrobras submitted to arbitration a $220 million claim related to the Barracuda-Caratinga project. The submission claimed that certain subsea flowline bolts failed and that the replacement of these bolts was KBR’s responsibility. KBR disagrees with the Petrobras claim since Petrobras mandated the material to be used for the bolts, and it does not believe there is any basis for the amount claimed by Petrobras. KBR has examined possible solutions to the problem and determined the cost would not exceed $140 million. KBR is defending itself in the arbitration process and will pursue recovery of its costs associated with this defense. See Note 10 to our condensed consolidated financial statements for further information.
Other corporate matters
In February 2007, the Board of Directors declared a dividend of $0.075 per share for the first quarter of 2007, payable March 22, 2007 to shareholders of record at the close of business on March 1, 2007.
Repurchases of our common stock under our $3.0 billion share repurchase program were suspended during the first quarter of 2007 due to the exchange offer and separation of KBR, Inc. At March 31, 2007, there was $1.7 billion remaining under this program for future repurchases.
On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of the January 1, 2007 balance of retained earnings of $30 million. Of the $30 million reduction to retained earnings, $10 million was attributable to KBR. See Note 12 to the condensed consolidated financial statements for additional information.

Business outlook
We have been negatively impacted during the last two quarters by decreased activity in North America, particularly the well stimulation market in Canada and the United States Rocky Mountains. Some of the activity decline was attributable to poor weather. In addition, the unusually warm start to the United States 2006/2007 winter season caused concern about natural gas storage levels, which negatively impacted the price of natural gas. This uncertainty made many of our customers more cautious about their completion and stimulation plans in the early part of 2007. Activity levels in Canada have been decreasing due to a decline in natural gas prices. Looking ahead, we expect higher completion and stimulation activity in the United States during the second half of 2007. We are less optimistic about the Canadian outlook. Where appropriate, we have reduced personnel and moved equipment to higher utilization areas.
Outside of North America, our outlook remains positive. Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex. Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly in the eastern hemisphere, consistent with our initiative to grow our operations in that part of the world. We expect to realize continued expansion in the Middle East, Africa, Russia, the North Sea, and Asia.
We have held a minor ownership interest in Dresser, Inc., which recently announced it expects to be acquired by a private investment group. We expect to sell our remaining interest during the second quarter of 2007. In addition, we may incur an impairment charge related to an interest we have in an oil and gas property in Bangladesh. This potential impairment would arise from an updated reserve study that is expected to be completed in the second quarter of 2007.
In 2007, we are focusing on:
-	maintaining optimal utilization of our equipment and resources;
-	maintaining and increasing pricing and reducing discounts, as the market allows, for our services and products;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we have plans for three international research and development centers with global technology and training missions;

-	expanding our manufacturing capability and capacity with new manufacturing plants, such as the one in Monterrey, Mexico that is expected to open in May 2007;
-	hiring and training additional personnel to meet the increased demand for our services;
-
pursuing strategic acquisitions in line with our core products and services to expand our portfolio in key geographic areas. Consistent with this objective, we acquired Ultraline Services Corporation, a provider of wireline services in Canada, in January 2007. Also, we announced in April 2007 that we entered into a definitive agreement, subject to necessary regulatory approvals, to purchase the United Kingdom-based PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services; and

-	increasing capital spending, primarily directed toward eastern hemisphere operations for service equipment additions and infrastructure related to recent project wins.
Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow. Our operating performance is described in “Business Environment and Results of Operations” below.

Foreign Corrupt Practices Act investigations

The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The Department of Justice (DOJ) is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, KBR or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at March 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at March 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root LLC, a subsidiary of KBR.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria, and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us or KBR, and our investigation is continuing.
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
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our current or former subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.

Additionally, we provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. As of March 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2007 with cash and equivalents of $2.2 billion compared to $2.9 billion at December 31, 2006. The decrease in cash and equivalents was primarily because we invested $834 million in various marketable securities in the first quarter of 2007.
Significant sources of cash
Cash flows from operations contributed $615 million to cash in the first three months of 2007. This included $115 million related to discontinued operations.
We received approximately $23 million in asbestos- and silica-related insurance proceeds in the first three months of 2007 and expect to receive additional amounts as follows:

Millions of dollars
April 1 through December 31, 2007	$23
2008	67
2009	132
2010	16
Total	$238

Further available sources of cash. We have available an unsecured $1.2 billion five-year revolving credit facility for general working capital purposes. There were no cash drawings under this facility as of March 31, 2007.
Significant uses of cash
Capital expenditures of $303 million in the first three months of 2007 included $127 million related to non-North American operations and was primarily directed to the Drilling and Formation Evaluation and Production Optimization segments.
During the first three months of 2007, we invested in approximately $834 million in marketable securities.
In January 2007, we acquired all of the intellectual property, current assets, and existing wireline services business associated with Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $180 million, subject to adjustments for working capital purposes.
In February 2007, the Board of Directors declared a dividend of $0.075 per share for the first quarter of 2007, payable on March 22, 2007 to shareholders of record at the close of business on March 1, 2007, which totaled $75 million paid in the first quarter of 2007.
During the first three months of 2007, we invested approximately $77 million in technology, including $70 million for company-sponsored research and development.
Future uses of cash. Capital spending for 2007 is expected to be approximately $1.3 billion. The capital expenditures forecast for 2007 is primarily directed toward our Sperry Drilling Services, wireline and perforating, production enhancement, and cementing operations.
In future periods, we expect to make $1.0 billion to $2.0 billion annually in discretionary acquisitions in order to add to our oilfield products and technologies.

We also plan to continue with our discretionary share repurchase program, which has $1.7 billion remaining under it.
Subject to board approval, we expect to pay dividends of approximately $75 million per quarter in 2007.
Other factors affecting liquidity
Letters of credit. In the normal course of business, we have agreements with banks under which approximately $2.1 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of March 31, 2007, including $1.3 billion that relate to KBR. These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders. KBR will compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees. Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
Credit ratings. The credit ratings for our long-term debt are A2 with Moody’s Investors Service and BBB+ with Standard and Poor’s. Our Moody’s rating became effective May 1, 2007, and was an upward revision from our previous Moody’s rating of Baa1, which had been in effect since December 2005. Our current credit rating with Standard and Poor’s has been in effect since May 2006. On April 11, 2007, Standard and Poor’s placed us on “Creditwatch Positive,” indicating that our ratings are under review for a potential upgrade in the near term. The credit ratings on our short-term debt are P1 with Moody’s Investors Service and A2 with Standard and Poor’s.
Debt covenants. We are required to maintain a maximum debt-to-capitalization ratio under our $1.2 billion revolving credit facility. At March 31, 2007, we were in compliance with this requirement.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

We operate in nearly 70 countries throughout the world to provide a comprehensive range of discrete and integrated services and products to the energy industry. The majority of our consolidated revenue is derived from the sale of services and products to major, national, and independent oil and gas companies worldwide. We serve the upstream oil and gas industry throughout the lifecycle of the reservoir: from locating hydrocarbons and managing geological data, to drilling and formation evaluation, well construction and completion, and optimizing production through the life of the field. Our four business segments are: Production Optimization, Fluid Systems, Drilling and Formation Evaluation, and Digital and Consulting Solutions. The two KBR segments have been reclassified to discontinued operations as a result of the separation of KBR.
The industries we serve are highly competitive with many substantial competitors in each segment. In the first quarter of 2007 and the first quarter of 2006, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States. No other country accounted for more than 10% of our revenue during these periods.
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
Activity levels within our business segments are significantly impacted by spending on upstream exploration, development, and production programs by major, national, and independent oil and gas companies. Also impacting our activity is the status of the global economy, which impacts oil and gas consumption.
Some of the more significant barometers of current and future spending levels of oil and gas companies are oil and gas prices, the world economy, and global stability, which together drive worldwide drilling activity. Our financial performance is significantly affected by oil and gas prices and worldwide rig activity, which are summarized in the following tables.

This table shows the average oil and gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oils, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	March 31		December 31
Average Oil Prices (dollars per barrel)	2007	2006	2006
West Texas Intermediate	$57.64	$63.40	$66.17
United Kingdom Brent	57.30	61.85	65.35

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$7.22	$7.75	$6.81

The quarterly and yearly average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Year Ended
	March 31		December 31
Land vs. Offshore	2007	2006	2006
United States:
Land	1,650	1,438	1,558
Offshore	83	81	90
Total	1,733	1,519	1,648
Canada:
Land	529	662	467
Offshore	3	3	3
Total	532	665	470
International (excluding Canada):
Land	700	628	656
Offshore	282	268	269
Total	982	896	925
Worldwide total	3,247	3,080	3,043
Land total	2,879	2,728	2,681
Offshore total	368	352	362

	Three Months Ended		Year Ended
	March 31		December 31
Oil vs. Gas	2007	2006	2006
United States:
Oil	273	232	273
Gas	1,460	1,287	1,375
Total	1,733	1,519	1,648
Canada:
Oil	194	125	110
Gas	338	540	360
Total	532	665	470
International (excluding Canada):
Oil	763	689	709
Gas	219	207	216
Total	982	896	925
Worldwide total	3,247	3,080	3,043
Oil total	1,230	1,046	1,092
Gas total	2,017	2,034	1,951

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
After declining from record highs during the third and fourth quarters of 2006, crude oil prices are expected to average close to $64 per barrel for both 2007 and 2008 per the Energy Information Administration (EIA). Between mid-December 2006 and mid-January 2007, the WTI crude oil price fell about $12 per barrel to a low of $50.51 per barrel, as warm weather reduced demand for heating fuels throughout most of the United States. The WTI price quickly recovered to almost $62 per barrel by the end of February 2007, as the weather turned colder than normal. At the end of March 2007, the WTI price was over $66 per barrel in response to geopolitical tensions. We expect that prices will remain at these historically high levels due to a combination of the following factors:
-	continued growth in worldwide petroleum demand, despite high oil prices;
-	projected production growth in non-Organization of Petroleum Exporting Countries (non-OPEC) supplies is not expected to accommodate world wide demand growth;
-	OPEC’s commitment to control production;
-	modest increases in OPEC’s current and forecasted production capacity; and
-	geopolitical tensions in major oil-exporting nations.
According to the International Energy Agency’s (IEA) April 2007 “Oil Market Report,” the outlook for world oil demand remains strong, with China, the Middle East, and North America accounting for approximately 87% of the expected demand growth in 2007. Excess oil production capacity is expected to remain constrained and that, along with steady demand, is expected to keep supplies tight. Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices. The IEA forecasts world petroleum demand growth in 2007 to increase 2% over 2006.

Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in the United States. In the first quarter of 2007, we experienced lower than anticipated customer activity in North America, particularly the pressure pumping market in Canada and the United States Rockies. Some of this activity decline was attributable to poor weather, including an early spring breakup season in Canada and severe weather early in 2007 in the United States Rockies and mid-continent regions. In addition, the unusually warm start to the United States winter caused concern about natural gas storage levels, which negatively impacted the price of natural gas. This uncertainty made many of our customers more cautious about their drilling and production plans in the early part of 2007. According to the EIA, concerns about extreme weather conditions and rising oil prices will keep upward pressure on Henry Hub natural gas spot prices in 2007. The EIA projects that the Henry Hub spot price will average $7.83 per thousand cubic feet (mcf) in 2007 and $8.11 per mcf in 2008.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors. The discounts applied typically increase to partially offset price book increases. The discount applied normally decreases if activity levels are strong. During periods of reduced activity, discounts normally increase, reducing the revenue for our services and, conversely, during periods of higher activity, discounts normally decline resulting in revenue increasing for our services. We are currently experiencing increased pricing pressure from our customers in the North American market, particularly in Canada and our United States pressure pumping operations.
Focus on international growth. Consistent with our strategy to grow our international operations, following is a brief discussion of some of our recent initiatives.
-
during the first quarter of 2007, we announced we would open a corporate headquarters in Dubai, United Arab Emirates, allowing us to focus more attention on customer relationships in that part of the world, particularly with national oil companies;

-
in order to continue to supply our customers with leading-edge services and products, we plan to increase our technology spending by approximately 34% during 2007 as compared to the prior year. We have plans for three new international research and development centers with global technology and training missions. The first will open in Pune, India in the third quarter of 2007, and the second facility, which will be in Singapore, is expected to open during the first half of 2008. The location of the third facility is currently being determined;

-
we are expanding our manufacturing capability and capacity during 2007 to meet the increasing demands for our services and products. Later this year, we plan to open new manufacturing plants in Mexico, Brazil, Singapore, and Malaysia. Having manufacturing facilities closer to our worksites will allow us to more efficiently deploy equipment to our field operations, as well as increase our use of local people and materials;

-
as our workforce becomes more global, the need for regional training centers increases. To meet the increasing need for technical training, we opened a new training center in Tyumen, Russia during the first quarter of 2007. We have also recently expanded training centers in Malaysia, Egypt, and Mexico;

-
part of our growth strategy includes select acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations. In the first quarter of 2007, we acquired Ultraline Services Company, which is a provider of wireline services in Canada. Prior to this acquisition, we did not have meaningful wireline and perforating operations in Canada. In the second quarter of 2007, we entered into a definitive agreement to purchase PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services, subject to receipt of necessary regulatory approvals. This acquisition would increase our eastern hemisphere production enhancement operations significantly, putting us in a strong position in pipeline processing services both in the eastern hemisphere and globally; and

-	recent contract wins are positioning us to grow our international operations over the coming years. Examples include:
-
the Khurais project in Saudi Arabia, which was awarded in mid-2006. This large contract is progressing well, and because of our good performance, the customer recently awarded us additional work on wells outside of the Khurais field;

-	a contract to provide hydraulic fracturing services on the Right Bank of the Priobskye field in Siberia. The scope of work includes providing services for 327 wells;
-
a multiservices contract for work in the Tyumen region of Russia. We will be providing drilling fluids, waste management, cementing, drill bits, directional drilling, and logging-while-drilling services; and

-	a contract to provide acidizing, acid fracturing, water control, and nitrogen stimulation services for a customer in the Bay of Campeche, Mexico.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

	Three Months Ended
REVENUE:	March 31		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$1,337	$1,196	$141	12%
Fluid Systems	993	836	157	19
Drilling and Formation Evaluation	917	725	192	27
Digital and Consulting Solutions	175	181	(6)	(3)
Total revenue	$3,422	$2,938	$484	17%

By geographic region:
Production Optimization:
North America	$794	$734	$60	8%
Latin America	113	94	19	20
Europe/Africa/CIS	263	217	46	21
Middle East/Asia	167	151	16	11
Total	1,337	1,196	141	12
Fluid Systems:
North America	486	447	39	9
Latin America	125	94	31	33
Europe/Africa/CIS	260	192	68	35
Middle East/Asia	122	103	19	18
Total	993	836	157	19
Drilling and Formation Evaluation:
North America	326	273	53	19
Latin America	134	108	26	24
Europe/Africa/CIS	214	158	56	35
Middle East/Asia	243	186	57	31
Total	917	725	192	27
Digital and Consulting Solutions:
North America	66	59	7	12
Latin America	32	55	(23)	(42)
Europe/Africa/CIS	46	40	6	15
Middle East/Asia	31	27	4	15
Total	175	181	(6)	(3)
Total revenue by region:
North America	1,672	1,513	159	11
Latin America	404	351	53	15
Europe/Africa/CIS	783	607	176	29
Middle East/Asia	563	467	96	21

	Three Months Ended
OPERATING INCOME (LOSS):	March 31		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$325	$333	$(8)	(2)%
Fluid Systems	214	189	25	13
Drilling and Formation Evaluation	256	179	77	43
Digital and Consulting Solutions	50	50	-	-
General corporate	(57)	(59)	2	3
Total operating income	$788	$692	$96	14%

By geographic region:
Production Optimization:
North America	$229	$249	$(20)	(8)%
Latin America	23	16	7	44
Europe/Africa/CIS	42	35	7	20
Middle East/Asia	31	33	(2)	(6)
Total	325	333	(8)	(2)
Fluid Systems:
North America	123	124	(1)	(1)
Latin America	22	15	7	47
Europe/Africa/CIS	48	30	18	60
Middle East/Asia	21	20	1	5
Total	214	189	25	13
Drilling and Formation Evaluation:
North America	108	84	24	29
Latin America	28	18	10	56
Europe/Africa/CIS	50	29	21	72
Middle East/Asia	70	48	22	46
Total	256	179	77	43
Digital and Consulting Solutions:
North America	34	36	(2)	(6)
Latin America	2	6	(4)	(67)
Europe/Africa/CIS	9	6	3	50
Middle East/Asia	5	2	3	150
Total	50	50	-	-
Total operating income by region:
North America	494	493	1	-
Latin America	75	55	20	36
Europe/Africa/CIS	149	100	49	49
Middle East/Asia	127	103	24	23
Note 1 - All periods presented reflect the reclassification of certain indirect expenses that were previously allocated to the segments and are now included as general corporate expenses.

The increase in consolidated revenue in the first quarter of 2007 compared to the first quarter of 2006 spanned all regions and was attributable to higher worldwide activity, particularly in the United States, Africa, and Europe. International revenue was 55% of consolidated revenue in the first quarter of 2007 and the first quarter of 2006.
The increase in consolidated operating income, which spanned all geographic regions, was due to increased customer activity, pricing gains, and new contracts primarily in Europe, Africa, and the Middle East.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the first quarter of 2006 was driven by revenue from production enhancement services, which increased 8%. The improvement spanned all geographic regions and resulted from increased activity and improved prices in the United States and increased stimulation services in Norway and Angola. Partially offsetting production enhancement’s improvement was decreased activity in Canada. Revenue from completion tools grew 22% due to increased completions in the United States and increased testing activity in Africa and Brazil. WellDynamics revenue, which is included in completion tools, stayed flat compared to the first quarter of 2006. International revenue was 44% of total segment revenue in the first quarter of 2007 and 46% of total segment revenue in the first quarter of 2006.
The decrease in operating income for the segment compared to the first quarter of 2006 was due to production enhancement services operating income, which fell 11% primarily due to decreased activity in the United States Rocky Mountains, Canada, and Russia. The United States and Canada were impacted by increased repair and maintenance costs and higher training expenses, as well as lower-than-anticipated activity in the first quarter of 2007, driven by decreases in natural gas prices and weather delays. Partially offsetting the decline was increased activity in the Gulf of Mexico and Angola. Completion tools operating income increased 40% over the prior year quarter. Improvements spanned all geographic regions and resulted primarily from improved activity in the United States and Africa. Our WellDynamics joint venture operated at a loss as a result of not being able to meet its first quarter 2007 shipment goals due to manufacturing and supply chain constraints.
Fluid Systems revenue improvement in the first quarter of 2007 compared to the first quarter of 2006 resulted from a 16% increase in revenue from sales of cementing services, which spanned all regions, primarily due to improved pricing and increased activity in the United States, new contracts in Latin America, and increased activity and new contracts in Africa. Sales of cementing services declined in Canada compared to the first quarter of 2006 due to reduced rig activity. Baroid Fluid Services revenue grew 22%, with increases in every region, on improved pricing and increased rig activity in the United States, new contracts and improved sales in Europe, and more wells in Mexico. International revenue was 55% of total segment revenue in the first quarter of 2007 and 53% of total segment revenue in the first quarter of 2006.
The segment operating income improvement compared to the first quarter of 2006 was led by a 23% increase from Baroid Fluid Services on improved product mix in the United States and Egypt. Cementing services operating income increased 10% due to new contracts in Mexico and improved weather conditions over the first quarter of 2006 in Russia.
Drilling and Formation Evaluation revenue growth for the first quarter of 2007 compared to the first quarter of 2006 was driven by a 27% increase in drilling services. The improvements came from all geographic regions primarily on new contracts in the United States and the Middle East and increased activity in Europe. Wireline and perforating services revenue improved 32%, which spanned all regions, primarily due to increased prices and higher rig count in the United States, the Ultraline acquisition in Canada, increased activity in Africa, and new contracts in Asia. Drill bits revenue increased 11% on fixed cutter activity in the United States. International revenue was 70% of total segment revenue in the first quarter of 2007 and in the first quarter of 2006.
The increase in segment operating income was predominantly due to a 49% increase in drilling services operating income, which spanned all regions, from new contracts in the United States and the Middle East and increased activity in Europe. Wireline and perforating services operating income increased 44%, which spanned all regions, on improved pricing and increased rig activity in the United States and the Middle East. Drill bits sales operating income grew 19% predominantly from increased rig activity and the success of our latest fixed cutter bit in the United States.

Digital and Consulting Solutions revenue decline for the first quarter of 2007 compared to the first quarter of 2006 was due to a 38% decrease in project management services due to the completion of a project in Mexico. Landmark revenue improved 13% over the first quarter of 2006 on higher software sales and consulting services in all four regions. Positively impacting segment results in the first quarter of 2007 was $6 million of earnings on an equity method investment. International revenue was 64% of total segment revenue in the first quarter of 2007 and 69% of total segment revenue in the first quarter of 2006.
Segment operating income remained flat due to a 13% increase in Landmark, primarily in Asia, offset by a 27% decrease in project management services due to decreased activity in the United States.
General corporate expenses were $57 million in the first quarter of 2007 compared to $59 million in the first quarter of 2006. The decrease was primarily due to decreased legal fees.

NONOPERATING ITEMS

Interest expense decreased $4 million in the first quarter of 2007 compared to the first quarter of 2006 due to the repayment in August 2006 of our $275 million 6% medium-term notes.
Interest income increased $15 million in the first quarter of 2007 compared to the first quarter of 2006 due to higher interest-rate-driven earnings on higher cash balances.
Other, net in the first quarter of 2006 included a $7 million gain on sale of an investment, partially offset by a $2 million loss on early debt extinguishment and a $2 million charge for the write-off of cumulative translation adjustment balances.
Minority interest in net (income) loss of subsidiaries decreased $6 million compared to the first quarter of 2006 related primarily to decreased earnings from our WellDynamics joint venture as a result of not being able to meet first quarter 2007 shipment goals due to manufacturing and supply chain constraints.
Provision for income taxes from continuing operations of $259 million in the first quarter of 2007 resulted in an effective tax rate of 33% compared to an effective tax rate of 33% in the first quarter of 2006.
Income from discontinued operations, net of income tax in the first quarter of 2007 primarily consisted of our 81% share of the results of KBR, Inc. due to the completion of the separation of KBR, Inc. The first quarter of 2006 primarily consisted of the results of KBR, Inc.

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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations. Our accrued liabilities for environmental matters were $38 million as of March 31, 2007 and $39 million as of December 31, 2006. The liability covers numerous properties, and no individual property accounts for more than $5 million of the liability balance. We have subsidiaries that have been named as potentially responsible parties along with other third parties for 11 federal and state superfund sites for which we have established a liability. As of March 31, 2007, those 11 sites accounted for approximately $9 million of our total $38 million liability. In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.

NEW ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings. Of the $30 million reduction to retained earnings, $10 million was attributable to KBR, which is now reported as discontinued operations in the condensed consolidated financial statements. See Note 12 to the condensed consolidated financial statements for further information.
In June 2006, the FASB ratified the consensus reached on EITF Issue No 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires a company to disclose their policy regarding the presentation of tax receipts on the face of the income statement. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The provisions of EITF 06-3 are effective for periods beginning after December 15, 2006. Therefore, we adopted EITF 06-3 on January 1, 2007. We present taxes collected from customers on a net basis.
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006. We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without material impact to us.

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

While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and potentially materially and adversely affect our financial condition and results of operations.
Due to the separation of KBR, Inc., a number of risk factors previously disclosed in our 2006 annual report on Form 10-K are no longer applicable to our continuing business operations, including: “United States Government Contract Work,” “Bidding practices investigation,” “Possible Algerian investigation,” “Risk related to award of new gas monetization and upstream projects,” “Government spending,” “Risks related to contracts,” and “Other KBR risks.”
The risk factors discussed below update the remaining risk factors previously disclosed in our 2006 annual report on Form 10-K.

RISK FACTORS

Foreign Corrupt Practices Act investigations
The SEC is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. The DOJ is also conducting a related criminal investigation. The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, The M.W. Kellogg Company, M.W. Kellogg Limited, KBR or their or our joint ventures, are or were participants. In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation. We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR and successor to The M.W. Kellogg Company), each of which had an approximately 25% interest in the venture at March 31, 2007. TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy). M.W. Kellogg Limited is a joint venture in which KBR had a 55% interest at March 31, 2007, and M.W. Kellogg Limited and The M.W. Kellogg Company were subsidiaries of Dresser Industries before our 1998 acquisition of Dresser Industries. The M.W. Kellogg Company was later merged with a subsidiary of ours to form Kellogg Brown & Root LLC, a subsidiary of KBR.
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA. In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations into the Bonny Island project in France, Nigeria, and Switzerland. We also believe that the Serious Frauds Office in the United Kingdom is conducting an investigation relating to the Bonny Island project. Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations. Through our committee of independent directors, we will continue to oversee and direct the investigations, and KBR will monitor the continuing investigation directed by us.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period). We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees available to the SEC and the DOJ for interviews. In addition, we understand that the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR. We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.

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
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials. We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials. In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria. We are reviewing a number of recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998. Certain of the activities discussed in this paragraph involve current or former employees or persons who were or are consultants to us or KBR, and our investigation is continuing.
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
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief. Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation. It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines. The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us or our affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations. Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.

These investigations could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages, damage to our business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of us or our current or former subsidiaries. In this connection, we understand that the government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in that proceeding. We are not aware of any further developments with respect to this claim. In addition, we could incur costs and expenses for any monitor required by or agreed to with a governmental authority to review our continued compliance with FCPA law.
Additionally, we provided indemnification in favor of KBR under the master separation agreement for contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria. As of March 31, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters.

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
Separate from the OFAC inquiry, we completed a study in 2003 of our activities in Iran during 2002 and 2003 and concluded that these activities were in compliance with applicable sanction regulations. These sanction regulations require isolation of entities that conduct activities in Iran from contact with United States citizens or managers of United States companies. Notwithstanding our conclusions that our activities in Iran were not in violation of United States laws and regulations, we announced in April 2007 that all of our contractual commitments in Iran have been completed, and we are no longer working in Iran.

Barracuda-Caratinga project
We provided indemnification in favor of KBR under the master separation agreement for all out-of-pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project. Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter. As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms. We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.

At Petrobras’ direction, KBR has replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR understands that additional bolts have failed thereafter, which were replaced by Petrobras. These failed bolts were identified by Petrobras when it conducted inspections of the bolts. The designation of the material to be used for the bolts was issued by Petrobras, and as such, KBR believes the cost resulting from any replacement is not its responsibility. Petrobras has indicated, however, that they do not agree with our conclusion. KBR believes several possible solutions may exist, including replacement of the bolts. Estimates indicate that costs of these various solutions range up to $140 million. Should Petrobras instruct KBR to replace the subsea bolts, the prime contract terms and conditions regarding change orders require that Petrobras make progress payments for KBR’s costs incurred. Petrobras could, however, perform any replacement of the bolts and seek reimbursement from KBR. In March 2006, Petrobras notified KBR that they submitted this matter to arbitration claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees. KBR disagrees with the Petrobras claim because Petrobras mandated the material to be used for the bolts, and it does not believe there is any basis for the amount claimed by Petrobras. KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million. The arbitration hearing is not expected to begin until 2008.

Impairment of Oil and Gas Properties
We have interests in oil and gas properties totaling $121 million, net of accumulated depletion, which we account for under the successful efforts method. The majority of this amount is related to one property in Bangladesh. These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated. The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review. The Bangladesh property will be undergoing a detailed review of its future cash flow in the second quarter of 2007. A downward trend in estimates of production volumes or prices or an upward trend in costs could materially impair our oil and gas properties, which in turn could have a material and adverse effect on our results of operations.

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

Item 4. Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information and Risk Factors,” and in Notes 2, 9, and 10 to the condensed consolidated financial statements.

Item 1(a). Risk Factors
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended March 31, 2007.

			Total Number of
			Shares
			Purchased as Part of
	Total Number of		Publicly Announced
Period	Shares Purchased (a)	Average Price Paid per Share	Plans or Programs (b)
January 1-31	155,098	$29.76	-
February 1-28	17,558	$30.11	-
March 1-31	69,628	$31.83	-
Total	242,284	$30.38	-

(a)
All of the shares purchased during the three-month period ended March 31, 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants. These share purchases were not part of a publicly announced program to purchase common shares.

(b)
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion. In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion. Repurchases of our common stock were suspended during the first quarter of 2007 due to the exchange offer and separation of KBR, Inc. At March 31, 2007, there was $1.7 billion remaining under this program for future repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
10.1	Tax Sharing Agreement, effective as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as
amended effective February 26, 2007 (incorporated by reference to
Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 001-33146).

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

Date:   May 4, 2007