Form 10-Q
period 2007-06-30
HALLIBURTON CO
filed 2007-07-27
CIK 45012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 1-3492

HALLIBURTON COMPANY

(a Delaware Corporation)
75-2677995

5 Houston Center
1401 McKinney, Suite 2400
Houston, Texas  77010
(Address of Principal Executive Offices)

Telephone Number – Area Code (713) 759-2600

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
Yes            No     X

As of July 20, 2007, 890,164,956 shares of Halliburton Company common stock, $2.50 par value per share, were outstanding.

HALLIBURTON COMPANY

Index

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3-5

	- Condensed Consolidated Statements of Operations	3
	- Condensed Consolidated Balance Sheets	4
	- Condensed Consolidated Statements of Cash Flows	5
	- Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20-44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1(a).	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	47-48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

HALLIBURTON COMPANY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars and shares except per share data	2007	2006	2007	2006
Revenue:
Services	$2,744	$2,312	$5,266	$4,507
Product sales	991	804	1,891	1,547
Total revenue	3,735	3,116	7,157	6,054
Operating costs and expenses:
Cost of services	1,980	1,630	3,797	3,187
Cost of sales	829	654	1,578	1,267
General and administrative	82	73	151	159
Gain on sale of business assets, net	(49)	(1)	(50)	(11)
Total operating costs and expenses	2,842	2,356	5,476	4,602
Operating income	893	760	1,681	1,452
Interest expense	(41)	(42)	(79)	(84)
Interest income	36	35	74	58
Other, net	(2)	(1)	(5)	1
Income from continuing operations before income taxes
and minority interest	886	752	1,671	1,427
Provision for income taxes	(284)	(245)	(543)	(468)
Minority interest in net income of subsidiaries	(7)	(9)	(4)	(12)
Income from continuing operations	595	498	1,124	947
Income from discontinued operations, net of income tax
(provision) benefit of $19, $(27), $(11), and $(62)	935	93	958	132
Net income	$1,530	$591	$2,082	$1,079
Basic income per share:
Income from continuing operations	$0.66	$0.49	$1.18	$0.92
Income from discontinued operations, net	1.03	0.09	1.01	0.13
Net income per share	$1.69	$0.58	$2.19	$1.05
Diluted income per share:
Income from continuing operations	$0.63	$0.47	$1.14	$0.89
Income from discontinued operations, net	0.99	0.08	0.98	0.12
Net income per share	$1.62	$0.55	$2.12	$1.01

Cash dividends per share	$0.09	$0.075	$0.165	$0.15
Basic weighted average common shares outstanding	905	1,026	949	1,025
Diluted weighted average common shares outstanding	942	1,070	983	1,069
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
Millions of dollars and shares except per share data	2007	2006
Assets
Current assets:
Cash and equivalents	$1,348	$2,918
Receivables (less allowance for bad debts of $51 and $40)	2,948	2,629
Inventories	1,500	1,235
Investments in marketable securities	875	20
Current deferred income taxes	217	205
Current assets of discontinued operations	–	3,898
Other current assets	384	285
Total current assets	7,272	11,190
Property, plant, and equipment, net of accumulated depreciation of $3,910 and $3,793	2,988	2,557
Goodwill	594	486
Noncurrent deferred income taxes	430	448
Noncurrent assets of discontinued operations	–	1,497
Other assets	705	682
Total assets	$11,989	$16,860
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$856	$655
Accrued employee compensation and benefits	447	496
Income tax payable	215	146
Deferred revenue	198	171
Current maturities of long-term debt	11	26
Current liabilities of discontinued operations	–	2,831
Other current liabilities	439	409
Total current liabilities	2,166	4,734
Long-term debt	2,784	2,783
Employee compensation and benefits	491	474
Noncurrent liabilities of discontinued operations	–	981
Other liabilities	619	443
Total liabilities	6,060	9,415
Minority interest in consolidated subsidiaries	71	69
Shareholders’ equity:
Common shares, par value $2.50 per share – authorized 2,000 shares, issued 1,061 and 1,060
shares	2,653	2,650
Paid-in capital in excess of par value	1,662	1,689
Accumulated other comprehensive income (loss)	(178)	(437)
Retained earnings	6,942	5,051
	11,079	8,953
Less 171 and 62 shares of treasury stock, at cost	5,221	1,577
Total shareholders’ equity	5,858	7,376
Total liabilities and shareholders’ equity	$11,989	$16,860
See notes to condensed consolidated financial statements.

HALLIBURTON COMPANY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30
Millions of dollars	2007	2006
Cash flows from operating activities:
Net income	$2,082	$1,079
Adjustments to reconcile net income to net cash from operations:
Income from discontinued operations	(958)	(132)
Depreciation, depletion, and amortization	271	234
Provision (benefit) for deferred income taxes, including $(15) and $(4) related to discontinued
operations	(5)	371
Gain on sale of assets	(50)	(20)
Other changes:
Receivables	(225)	(187)
Inventories	(263)	(164)
Accounts payable	158	36
Contributions to pension plans	(22)	(49)
Other	93	(97)
Cash flows from continuing operations	1,081	1,071
Cash flows from discontinued operations	(56)	(5)
Total cash flows from operating activities	1,025	1,066
Cash flows from investing activities:
Capital expenditures	(682)	(339)
Sales of property, plant, and equipment	84	64
Dispositions (acquisitions) of business assets, net of cash acquired or disposed	(125)	7
Sales (purchases) of short-term investments in marketable securities, net	(842)	–
Investments – restricted cash	49	–
Other investing activities	(13)	(6)
Cash flows from continuing operations	(1,529)	(274)
Cash flows from discontinued operations	(13)	238
Total cash flows from investing activities	(1,542)	(36)
Cash flows from financing activities:
Proceeds from exercises of stock options	53	117
Payments to reacquire common stock	(926)	(190)
Borrowings (repayments) of short-term debt, net	(1)	(10)
Payments of long-term debt	(2)	(48)
Payments of dividends to shareholders	(157)	(155)
Tax benefit from exercise of options and restricted stock	15	–
Other financing activities	(1)	(2)
Cash flows from continuing operations	(1,019)	(288)
Cash flows from discontinued operations	(18)	9
Total cash flows from financing activities	(1,037)	(279)
Effect of exchange rate changes on cash	(16)	(9)
Increase (decrease) in cash and equivalents	(1,570)	742
Cash and equivalents at beginning of period	2,918	2,001
Cash and equivalents at end of period	$1,348	$2,743
Supplemental disclosure of cash flow information:
Cash payments during the period for:
Interest from continuing operations	$72	$84
Income taxes from continuing operations	$528	$127
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
In our opinion, the condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position as of June 30, 2007, the results of our operations for the three and six months ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2007 may not be indicative of results for the full year.
KBR, Inc. (KBR) has been reclassified to discontinued operations in the condensed consolidated financial statements.  All prior periods have been restated to reflect this reclassification.

Note 2.  KBR, Inc. Separation
In November 2006, KBR completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock at $17.00 per share.  Proceeds from the IPO were approximately $508 million, net of underwriting discounts and commissions and offering expenses.  The increase in the carrying amount of our investment in KBR, Inc., resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our condensed consolidated balance sheet at December 31, 2006.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR, Inc. common stock owned by us on that date for 85.3 million shares of our common stock.  In the second quarter of 2007, we recorded a gain on the disposition of KBR, Inc. of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR as described below, which is included in income from discontinued operations on the condensed consolidated statement of operations.
The following table presents the financial results of KBR, Inc. as discontinued operations in our condensed consolidated statements of operations.  For accounting purposes, we ceased including KBR’s operations in our results effective March 31, 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2007	2006	2007		2006
Revenue	$-	$2,429	$2,250		$4,675
Operating income	$-	$(40)	$62		$22
Net income	$-	$94	$23	(a)	$131
(a)	Net income for the six months ended June 30, 2007 represents our 81% share of KBR, Inc.’s results.

We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business.  Halliburton provides indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  See Note 10 for further discussion of these matters.

Additionally, the Halliburton performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until these guarantees expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees.
As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.
The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters.  Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us.  The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit.  Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans.  Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that had not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock.  As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan.

Note 3.  Acquisitions and Dispositions
Dresser, Ltd. interest
As a part of our sale of Dresser Equipment Group in 2001, we retained a small equity interest in Dresser Inc.’s Class A common stock.  Dresser Inc. was later reorganized as Dresser, Ltd., and we exchanged our shares for shares of Dresser, Ltd.  In May 2007, we sold our remaining interest in Dresser, Ltd.  We received $70 million in cash from the sale and recorded a $49 million gain.  This investment was reflected in “Other assets” on our condensed consolidated balance sheet at December 31, 2006.
Ultraline Services Corporation
In January 2007, we acquired all intellectual property, current assets, and existing business associated with Calgary-based Ultraline Services Corporation (Ultraline), a division of Savanna Energy Services Corp.  Ultraline is a provider of wireline services in Canada.  As of June 30, 2007, we paid approximately $176 million, subject to adjustment for working capital, and recorded goodwill of $108 million and intangible assets of $41 million.  In July 2007, the working capital adjustment was finalized for an immaterial amount.  Ultraline’s results of operations are included in our Drilling and Formation Evaluation segment.

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
The following table presents information on our business segments.

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2007	2006	2007	2006
Revenue:
Production Optimization	$1,533	$1,292	$2,870	$2,488
Fluid Systems	1,045	870	2,038	1,706
Drilling and Formation Evaluation	953	774	1,870	1,499
Digital and Consulting Solutions	204	180	379	361
Total revenue	$3,735	$3,116	$7,157	$6,054

Operating income (loss):
Production Optimization	$403	$368	$728	$701
Fluid Systems	200	201	414	390
Drilling and Formation Evaluation	235	194	491	373
Digital and Consulting Solutions	117	51	167	101
General corporate	(62)	(54)	(119)	(113)
Total operating income	$893	$760	$1,681	$1,452

Intersegment revenue was immaterial.  Our equity in earnings and losses of unconsolidated affiliates that are accounted for by the equity method is included in revenue and operating income of the applicable segment.
As of June 30, 2007, 37% of our gross trade receivables were from customers in the United States.  As of December 31, 2006, 39% of our gross trade receivables were from customers in the United States.  No other country accounted for more than 10% of our gross trade receivables at these dates.

Note 5.  Inventories
Inventories are stated at the lower of cost or market.  In the United States, we manufacture certain finished products and have parts inventories for drill bits, completion products, bulk materials, and other tools that are recorded using the last-in, first-out method totaling $72 million at June 30, 2007 and $58 million at December 31, 2006.  If the weighted average cost method was used, total inventories would have been $23 million higher than reported at June 30, 2007 and $20 million higher than reported at December 31, 2006.  Inventories consisted of the following:

	June 30,	December 31,
Millions of dollars	2007	2006
Finished products and parts	$987	$883
Raw materials and supplies	396	256
Work in process	117	96
Total	$1,500	$1,235

Finished products and parts are reported net of obsolescence reserves of $72 million at June 30, 2007 and $63 million at December 31, 2006.

Note 6.  Investments
Investments in marketable securities
At June 30, 2007, we had $875 million invested in marketable securities, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.  Our auction-rate securities and variable-rate demand notes are classified as available-for-sale and recorded at fair value.  Our municipal bond investments are classified as held-to-maturity and recorded at amortized cost.  At December 31, 2006, our investments in marketable securities were $20 million.
Restricted and committed cash
At June 30, 2007, we had restricted cash of $59 million, which primarily consisted of collateral for potential future insurance claim reimbursements included in “Other assets.”  At December 31, 2006, we had restricted cash of $108 million in “Other assets,” which primarily consisted of similar items.  The $49 million decrease in restricted cash reflects the release, due to the separation of KBR, of collateral related to potential insurance claim reimbursements.

Note 7.  Debt
The stock conversion rate for the $1.2 billion of 3.125% convertible senior notes issued in June 2003 changed to 53.26 in the second quarter of 2007 due to the increased quarterly dividend on the common stock.
On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility with generally similar terms and conditions except that the new facility does not contain any financial covenants.  At June 30, 2007, we were required to maintain and were in compliance with a maximum debt-to-capitalization ratio under our then existing unsecured $1.2 billion revolving credit facility.  The purpose of both the new and the replaced facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the former facility as of June 30, 2007.

Note 8.  Comprehensive Income
The components of other comprehensive income included the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2007	2006	2007	2006
Net income	$1,530	$591	$2,082	$1,079

Cumulative translation adjustments	1	43	–	37
Realization of (gains) losses included in net income	(24)	(19)	(24)	(16)
Net cumulative translation adjustments	(23)	24	(24)	21

Realized pension liability adjustments	271	–	282	–

Unrealized net gains (losses) on investments
and derivatives	–	15	1	21
Realization of (gains) losses on investments and
derivatives included in net income	–	(2)	–	–
Net unrealized gains (losses) on investments
and derivatives	–	13	1	21

Total comprehensive income	$1,778	$628	$2,341	$1,121

Accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
Millions of dollars	2007	2006
Cumulative translation adjustments	$(62)	$(38)
Pension liability adjustments	(118)	(400)
Unrealized gains (losses) on investments and derivatives	2	1
Total accumulated other comprehensive income	$(178)	$(437)

Note 9.  Asbestos Insurance Recoveries
Several of our subsidiaries or former subsidiaries, particularly DII Industries LLC and Kellogg Brown & Root LLC, had been named as defendants in a large number of asbestos- and silica-related lawsuits.  Effective December 31, 2004, we resolved all open and future claims in the prepackaged Chapter 11 proceedings of DII Industries LLC, Kellogg Brown & Root LLC, and our other affected subsidiaries (which were filed on December 16, 2003) when the plan of reorganization became final and nonappealable.
During 2004, we settled insurance disputes with substantially all the insurance companies for asbestos- and silica-related claims and all other claims under the applicable insurance policies and terminated all the applicable insurance policies.  Under the terms of our insurance settlements, we would receive cash proceeds with a nominal amount of approximately $1.5 billion and with a then present value of approximately $1.4 billion for our asbestos- and silica-related insurance receivables.  Cash payments of approximately $24 million related to these receivables were received in the first six months of 2007.  At June 30, 2007, the remaining amounts that we will receive under the terms of the settlement agreements totaled $238 million or $220 million on a present value basis, to be paid in several installments through 2010.  Of the $220 million recorded at June 30, 2007, $68 million was classified as current.
Under the insurance settlements entered into as part of the resolution of our Chapter 11 proceedings, we have agreed to indemnify our insurers under certain historic general liability insurance policies in certain situations.  We have concluded that the likelihood of any claims triggering the indemnity obligations is remote, and we believe any potential liability for these indemnifications will be immaterial.  At June 30, 2007, we had not recorded any liability associated with these indemnifications.

Note 10.  Commitments and Contingencies
Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation.  We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR), each of which had an approximate 25% interest in the venture.  TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy).
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA.  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  We are not aware of any further developments with respect to this claim.  We also believe that the Serious Fraud Office in the United Kingdom is conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.  Through our committee of independent directors, we will continue to oversee and direct the investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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

TSKJ suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.  In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (a predecessor of a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We are reviewing a number of more recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to KBR, and our investigation is continuing.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006 and 2007, KBR suspended the services of other agents in and outside of Nigeria, including one agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when Halliburton and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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

As of June 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 for additional information.
Our indemnification obligation to KBR does not include losses resulting from third-party claims against KBR, including claims for special, indirect, derivative or consequential damages, nor does our indemnification apply to damage to KBR’s business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of KBR or KBR’s current or former subsidiaries.
In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR. KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense and/or settlement of FCPA matters, we may terminate the indemnity.
Barracuda-Caratinga arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  See Note 2 for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  The designation of the material to be used for the bolts was issued by Petrobras, and as such, we understand that KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees.  We understand KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The final arbitration hearing is not expected to begin until 2008.

Securities and related litigation
In June 2002, a class action lawsuit was filed against us in federal court alleging violations of the federal securities laws after the SEC initiated an investigation in connection with our change in accounting for revenue on long-term construction projects and related disclosures.  In the weeks that followed, approximately twenty similar class actions were filed against us.  Several of those lawsuits also named as defendants several of our present or former officers and directors.  The class action cases were later consolidated, and the amended consolidated class action complaint, styled Richard Moore, et al. v. Halliburton Company, et al., was filed and served upon us in April 2003 (the “Moore class action”).  As a result of a substitution of lead plaintiffs, the case is now styled Archdiocese of Milwaukee Supporting Fund (“AMSF”) v. Halliburton Company, et al.  We settled with the SEC in the second quarter of 2004.
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
In April 2005, the court appointed new co-lead counsel and named AMSF the new lead plaintiff, directing that they file a third consolidated amended complaint and that we file our motion to dismiss.  The court held oral arguments on that motion in August 2005, at which time the court took the motion under advisement.  In March 2006, the court entered an order in which it granted the motion to dismiss with respect to claims arising prior to June 1999 and granted the motion with respect to certain other claims while permitting the plaintiffs to replead those claims to correct deficiencies in their earlier complaint.  In April 2006, the plaintiffs filed their fourth amended consolidated complaint.  We filed a motion to dismiss those portions of the complaint that had been repled.  A hearing was held on that motion in July 2006, and in March 2007 the court ordered dismissal of the claims against all individual defendants other than our CEO.  The court ordered that the case proceed against our CEO and Halliburton.  In response to a motion by the lead plaintiff, on February 26, 2007 the court ordered the removal and replacement of their co-lead counsel.  As of June 30, 2007, we had not accrued any amounts related to this matter.
Operations in Iran
We received and responded to an inquiry in mid-2001 from the Office of Foreign Assets Control (OFAC) of the United States Treasury Department with respect to operations in Iran by a Halliburton subsidiary incorporated in the Cayman Islands.  The OFAC inquiry requested information with respect to compliance with the Iranian Transaction Regulations.  These regulations prohibit United States citizens, including United States corporations and other United States business organizations, from engaging in commercial, financial, or trade transactions with Iran, unless authorized by OFAC or exempted by statute.  Our 2001 written response to OFAC stated that we believed that we were in compliance with applicable sanction regulations.  In the first quarter of 2004, we responded to a follow-up letter from OFAC requesting additional information.  We understand this matter has now been referred by OFAC to the DOJ.  In July 2004, we received a grand jury subpoena from an Assistant United States District Attorney requesting the production of documents.  We are cooperating with the government’s investigation and responded to the subpoena by producing documents in September 2004.  As of June 30, 2007, we had not accrued any amounts related to this investigation.
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

David Hudak and International Hydrocut Technologies Corp.
In October 2004, David Hudak and International Hydrocut Technologies Corp. (collectively, Hudak) filed suit against us in the United States District Court alleging civil Racketeer Influenced and Corporate Organizations Act violations, fraud, breach of contract, unfair trade practices, and other torts.  The action, which seeks unspecified damages, arises out of Hudak’s alleged purchase from us in early 1994 of certain explosive charges that were later alleged by the DOJ to be military ordnance, the possession of which by persons not possessing the requisite licenses and registrations is unlawful.  As a result of that allegation by the government, Hudak was charged with, but later acquitted of, certain criminal offenses in connection with his possession of the explosive charges.  As mentioned above, the alleged transaction(s) took place more than 10 years ago.  The fact that most of the individuals that may have been involved, as well as the entities themselves, are no longer affiliated with us will complicate our investigation.  For those reasons and because the litigation is in its preliminary stages, it is premature to assess the likelihood of an adverse result.  It is our intention to vigorously defend this action.  Amounts accrued related to this matter as of June 30, 2007 were not material.
M-I, LLC antitrust litigation
On February 16, 2007, we were informed that M-I, LLC, a competitor of ours in the drilling fluids market has sued us for allegedly attempting to monopolize the market for invert emulsion drilling fluids used in deep water and/or in cold water temperatures.  The claims M-I asserts are based upon its allegation that the patent issued for our Accolade® drilling fluid was invalid as a result of its allegedly having been procured by fraud on the United States Patent and Trademark Office and that our subsequent prosecution of an infringement action against M-I amounted to predatory conduct in violation of Section 2 of the Sherman Antitrust Act.  In October 2006, a federal court dismissed our infringement action based upon its holding that the claims in our patent were indefinite and the patent was, therefore, invalid.  That judgment is now on appeal.  M-I also alleges that we falsely advertised our Accolade® drilling fluid in violation of the Lanham Act and California law and that our earlier infringement action amounted to malicious prosecution in violation of Texas state law.  M-I seeks compensatory damages, which it claims should be trebled, as well as punitive damages and injunctive relief.  We believe that M-I’s claims are without merit and intend to aggressively defend them.  As of June 30, 2007, we had not accrued any amounts in connection with this matter.
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

We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $47 million as of June 30, 2007 and $39 million as of December 31, 2006.  The liability covers numerous properties, and no individual property accounts for more than $10 million of the liability balance.  We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability.  As of June 30, 2007, those 10 sites accounted for approximately $11 million of our total $47 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
Letters of credit
In the normal course of business, we have agreements with banks under which approximately $2.2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of June 30, 2007, including $1.3 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR has agreed to compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.

Note 11.  Income per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.  A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
Millions of shares	2007	2006	2007	2006
Basic weighted average common shares outstanding	905	1,026	949	1,025
Dilutive effect of:
Convertible senior notes premium	29	32	26	31
Stock options	6	9	6	10
Restricted stock	2	3	2	3
Diluted weighted average common shares outstanding	942	1,070	983	1,069

Excluded from the computation of diluted income per share are options to purchase four million and three million shares of common stock that were outstanding during the three and six months ended June 30, 2007 and one million shares during the three and six months ended June 30, 2006.  These options were outstanding during these quarters but were excluded because they were antidilutive, as the option exercise price was greater than the average market price of the common shares.
Effective April 5, 2007, common shares outstanding were reduced by the 85.3 million shares of our common stock that we accepted in exchange for the shares of KBR, Inc. common stock we owned.

Note 12.  Income Taxes
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48, as amended May 2007 by FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48,” prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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
The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized	Interest
Millions of dollars	Tax Benefits	and Penalties
Balance at January 1, 2007	$266	$47
Increase (decrease) in prior year tax positions	(8)	1
Reclassification to discontinued operations	(24)	(13)
Balance at June 30, 2007	$234	$35

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in our condensed consolidated statements of operations.
At March 31, 2007, approximately $30 million of tax benefits associated with United States federal research and development credits was included in the balance of unrecognized tax benefits that could have been resolved with the United States Internal Revenue Service (IRS) within the next twelve months.  As of June 30, 2007, based upon ongoing discussions with the IRS, we now believe that this issue will not be resolved within the next twelve months.  If this particular tax return position is not resolved in our favor, there would be no obligation to make additional payments to the IRS because we had not previously claimed these benefits and, therefore, we had not previously reduced taxes paid or payable for these credits.  Also, as of June 30, 2007, a significant portion of our non-United States unrecognized tax benefits, while not individually significant, could be settled within the next twelve months.  As of June 30, 2007, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions.  In most cases, we are no longer subject to United States federal, state, and local, or non-United States income tax examination by tax authorities for years before 1998.

Note 13.  Retirement Plans
The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended June 30
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$6	$-	$6
Interest cost	1	10	1	8
Expected return on plan assets	(1)	(9)	(1)	(7)
Recognized actuarial loss (gain)	2	2	1	2
Net periodic benefit cost	$2	$9	$1	$9

	Six Months Ended June 30
	2007		2006
Millions of dollars	United States	International	United States	International
Components of net periodic
benefit cost:
Service cost	$-	$12	$-	$11
Interest cost	3	21	3	17
Expected return on plan assets	(3)	(18)	(3)	(14)
Settlement/curtailments	-	(1)	-	-
Recognized actuarial loss (gain)	3	4	3	4
Net periodic benefit cost	$3	$18	$3	$18

We currently expect to contribute approximately $25 million to our international pension plans and $4 million to our domestic plans in 2007.  During the six months ended June 30, 2007, we contributed $22 million of the $29 million to our pension plans.  We do not have a required minimum contribution for our domestic plans; however, we may make additional discretionary contributions.
The components of net periodic benefit cost related to other postretirement benefits for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Millions of dollars	2007	2006	2007	2006
Components of net periodic
benefit cost:
Service cost	$-	$1	$-	$1
Interest cost	2	2	4	4
Net periodic benefit cost	$2	$3	$4	$5

Note 14.  Common Stock
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 66 million shares of our common stock for approximately $2.2 billion at an average price per share of $33.88.  These numbers include the repurchases of approximately 26 million shares of our common stock for approximately $911 million at an average price per share of $35.37 during the first six months of 2007.  As of July 23, 2007, $2.8 billion remained available under this program.
In May 2007, the Board of Directors declared a dividend of $0.09 per common share for the second quarter of 2007, payable on June 21, 2007 to shareholders of record at the close of business on June 1, 2007, reflecting a dividend increase of $0.015 per share.

Note 15.  New Accounting Standards
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
In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006.  We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without a material impact to our financial statements.

Note 16.  Subsequent Event
During April 2007, we entered into a definitive agreement with the shareholders of PSL Energy Services Limited (PSLES) to purchase the entire share capital of the company, which we expect to close in the third quarter of 2007.
Founded in 2003, PSLES is a leading eastern hemisphere provider of process, pipeline and well intervention services, including flange management and bolting, leak testing, pre-commissioning services, hydrotesting, hydraulic workover, coiled tubing, slickline and wireline, and pumping services.  The company, headquartered in the United Kingdom, has approximately 1,000 employees and operational bases in the United Kingdom, Norway, the Middle East, Azerbaijan, Algeria, and Asia-Pacific locations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

During the first half of 2007, our continuing operations produced revenue of $7.2 billion and operating income of $1.7 billion, reflecting an operating margin of 23%.  Revenue increased $1.1 billion or 18% over the first six months of 2006, primarily driven by higher activity in the United States, Africa, and Europe.  Operating income improved $229 million or 16% over the first half of 2006.  Internationally, our operations experienced 20% revenue growth and 22% operating income growth during the first six months of 2007 compared to the same period in 2006, most of which was derived from our eastern hemisphere operations.
Separation of KBR, Inc.
In November 2006, KBR, Inc. (KBR) completed an initial public offering (IPO), in which it sold approximately 32 million shares of KBR, Inc. common stock.  The increase in the carrying amount of our investment in KBR, Inc., resulting from the IPO, was recorded in “Paid-in capital in excess of par value” on our condensed consolidated balance sheet at December 31, 2006.  On April 5, 2007, we completed the separation of KBR from us by exchanging the 135.6 million shares of KBR, Inc. common stock owned by us on that date for 85.3 million shares of our common stock.  Consequently, KBR operations have been reclassified to discontinued operations in the condensed consolidated financial statements for all periods presented.  Income from discontinued operations related to our 81% share of KBR’s results in the first half of 2007 was $23 million after tax or $0.02 per share.  In the second quarter of 2007, we recorded a gain on the disposition of KBR, Inc. of approximately $933 million, net of tax and the estimated fair value of the indemnities and guarantees provided to KBR described below, which is included in income from discontinued operations on the condensed consolidated statement of operations.
We entered into various agreements relating to the separation of KBR, including, among others, a master separation agreement, a registration rights agreement, a tax sharing agreement, transition services agreements, and an employee matters agreement.  The master separation agreement provides for, among other things, KBR’s responsibility for liabilities related to its business and Halliburton’s responsibility for liabilities unrelated to KBR’s business.  Halliburton provides indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for:
-
fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the United States Foreign Corrupt Practices Act (FCPA) or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria; and

-
all out-of-pocket cash costs and expenses, or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after the effective date of the master separation agreement as a result of the replacement of the subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  See Note 10 to our condensed consolidated financial statements for further discussion of these matters.

Additionally, the Halliburton performance guarantees, surety bond guarantees, and letter of credit guarantees that are currently in place in favor of KBR’s customers or lenders will continue until these guarantees expire at the earlier of:  (1) the termination of the underlying project contract or KBR obligations thereunder or (2) the expiration of the relevant credit support instrument in accordance with its terms or release of such instrument by the customer.  Further, KBR and we have agreed that, until December 31, 2009, we will issue additional guarantees, indemnification, and reimbursement commitments for KBR’s benefit in connection with (a) letters of credit necessary to comply with KBR’s Egypt Basic Industries Corporation ammonia plant contract, KBR’s Allenby & Connaught project, and all other KBR contracts that were in place as of December 15, 2005; (b) surety bonds issued to support new task orders pursuant to the Allenby & Connaught project, two job order contracts for KBR’s Government and Infrastructure segment, and all other KBR contracts that were in place as of December 15, 2005; and (c) performance guarantees in support of these contracts.  KBR will compensate Halliburton for these guarantees and indemnify Halliburton if Halliburton is required to perform under any of these guarantees.
As a result of these agreements, we recorded $190 million, as a reduction of the gain on the disposition of KBR, to reflect the estimated fair value of the above indemnities and guarantees, net of the associated estimated future tax benefit.
The tax sharing agreement provides for allocations of United States income tax liabilities and other agreements between us and KBR with respect to tax matters.  Under the transition services agreements, we continue to provide various interim corporate support services to KBR, and KBR continues to provide various interim corporate support services to us.  The fees are determined on a basis generally intended to approximate the fully allocated direct and indirect costs of providing the services, without any profit.  Under an employee matters agreement, Halliburton and KBR have allocated liabilities and responsibilities related to current and former employees and their participation in certain benefit plans.  Among other items, the employee matters agreement provided for the conversion, which occurred upon completion of the separation of KBR, of stock options and restricted stock awards (with restrictions that had not yet lapsed as of the final separation date) granted to KBR employees under our 1993 Stock and Incentive Plan (1993 Plan) to options and restricted stock awards covering KBR common stock.  As of April 5, 2007, these awards consisted of 1.2 million options with a weighted average exercise price per share of $15.01 and approximately 600,000 restricted shares with a weighted average grant-date fair value per share of $17.95 under our 1993 Plan.
See Note 10 to our condensed consolidated financial statements for further information.
Other corporate matters
In May 2007, we sold our remaining interest in Dresser, Ltd. for $70 million in cash and recorded a $49 million gain on the sale.
In May 2007, the Board of Directors declared a dividend of $0.09 per common share for the second quarter of 2007, payable on June 21, 2007 to shareholders of record at the close of business on June 1, 2007, reflecting a dividend increase of $0.015 per share.
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 66 million shares of our common stock for approximately $2.2 billion at an average price per share of $33.88.  These numbers include the repurchases of approximately 26 million shares of our common stock for approximately $911 million at an average price per share of $35.37 during the first six months of 2007.  As of July 23, 2007, $2.8 billion remained available under this program.
On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings.  Of the $30 million reduction to retained earnings, $10 million was attributable to KBR.  See Note 12 to our condensed consolidated financial statements for additional information.

Business outlook
The outlook for our business remains favorable.  This past winter we were negatively impacted by decreased activity in North America, particularly the well stimulation market in Canada and the United States Rocky Mountains.  This decline was primarily attributable to poor weather and customer delays to certain completion and stimulation plans.  However, the second quarter of 2007 showed significant recovery in our United States land operations.  We are optimistic for the remainder of the year, as we expect activity levels and equipment utilization rates to continue to increase as our customers work toward achieving their 2007 production goals.  Activity levels in Canada decreased during the second quarter due to the spring break-up season.  Looking ahead, we are not planning on a significant recovery in Canada this year, outside of the seasonal recovery from break-up.  Where appropriate, we have reduced personnel and moved equipment to higher utilization areas.
Outside of North America, our outlook remains positive, especially in the eastern hemisphere.  Worldwide demand for hydrocarbons continues to grow, and the reservoirs are becoming more complex.  Therefore, we have been investing and will continue to invest in infrastructure, capital, and technology predominantly in the eastern hemisphere, consistent with our initiative to grow our operations in that part of the world.  We expect to realize continued expansion in the Middle East, Africa, Russia, the North Sea, and Asia.
For the remainder of 2007, we are focusing on:
-	maintaining optimal utilization of our equipment and resources;
-	managing pricing, as the market allows, for our services and products;
-
leveraging our technologies to provide our customers with the ability to more efficiently drill and complete their wells and to increase their productivity. To that end, we have plans for three international research and development centers with global technology and training missions;

-
expanding our manufacturing capability and capacity with new manufacturing plants, such as the one in Monterrey, Mexico that opened in the second quarter of 2007 and three others in Brazil, Malaysia, and Singapore expected to open later this year;

-	hiring and training additional personnel to meet the increased demand for our services;
-	pursuing strategic acquisitions in line with our core products and services to expand our portfolio in key geographic areas. Consistent with this objective:
-	in July 2007, we entered into a definitive agreement to purchase the entire share capital of OOO Burservice, a leading provider of directional drilling services in Russia;
-	in May 2007, we acquired the intellectual property, assets, and existing business associated with Vector Magnetics LLC’s active ranging technology for steam-assisted gravity drainage applications;
-
in April 2007, we entered into a definitive agreement to purchase the United Kingdom-based PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services.  We expect to close on this acquisition in the third quarter of 2007; and

-	in January 2007, we acquired Ultraline Services Corporation, a provider of wireline services in Canada;
-	increasing capital spending, primarily directed toward eastern hemisphere operations for service equipment additions and infrastructure related to recent project wins.
Detailed discussions of the Foreign Corrupt Practices Act investigations and our liquidity and capital resources follow.  Our operating performance is described thereafter in “Business Environment and Results of Operations.”

Foreign Corrupt Practices Act investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation.  We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR), each of which had an approximate 25% interest in the venture.  TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy).
The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA.  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  We are not aware of any further developments with respect to this claim.  We also believe that the Serious Fraud Office in the United Kingdom is conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.  Through our committee of independent directors, we will continue to oversee and direct the investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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

TSKJ suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.  In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (a predecessor of a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We are reviewing a number of more recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to KBR, and our investigation is continuing.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.
In 2006 and 2007, KBR suspended the services of other agents in and outside of Nigeria, including one agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when Halliburton and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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

As of June 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our condensed consolidated financial statements for additional information.
Our indemnification obligation to KBR does not include losses resulting from third-party claims against KBR, including claims for special, indirect, derivative or consequential damages, nor does our indemnification apply to damage to KBR’s business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of KBR or KBR’s current or former subsidiaries.
In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/ or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR. KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense and/or settlement of FCPA matters, we may terminate the indemnity.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2007 with cash and equivalents of $1.3 billion compared to $2.9 billion at December 31, 2006.  The decrease in cash and equivalents was primarily because we repurchased 26 million shares of our common stock at a cost of $911 million under our share repurchase program and invested $842 million in various marketable securities in the first half of 2007, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.
Significant sources of cash
Cash flows from operations contributed $1.0 billion to cash in the first six months of 2007.  This included $56 million in cash outflows related to discontinued operations.
In May 2007, we sold our remaining interest in Dresser, Ltd. for $70 million in cash.
We received approximately $24 million in asbestos- and silica-related insurance proceeds in the first six months of 2007 and expect to receive additional amounts as follows:

Millions of dollars
July 1 through December 31, 2007	$23
2008	67
2009	132
2010	16
Total	$238

Further available sources of cash.  On July 9, 2007, we entered into a new unsecured $1.2 billion five-year revolving credit facility that replaced our then existing unsecured $1.2 billion five-year revolving credit facility.  The purpose of both the new and the replaced facility is to provide commercial paper support, general working capital, and credit for other corporate purposes.  There were no cash drawings under the former facility as of June 30, 2007.
Significant uses of cash
Capital expenditures of $682 million in the first six months of 2007.
During the first six months of 2007, we invested in approximately $842 million in marketable securities, consisting of auction-rate securities, variable-rate demand notes, and municipal bonds.
In January 2007, we acquired all of the intellectual property, current assets, and existing wireline services business associated with Ultraline Services Corporation, a division of Savanna Energy Services Corp., for approximately $176 million, subject to adjustments for working capital.
In May 2007, the Board of Directors declared a dividend of $0.09 per common share for the second quarter of 2007, payable on June 21, 2007 to shareholders of record at the close of business on June 1, 2007, reflecting a dividend increase of $0.015 per share.  We paid $157 million in dividends to our shareholders in the first six months of 2007.
During the first six months of 2007, we repurchased approximately 26 million shares of our common stock at a cost of approximately $911 million at an average price per share of $35.37, under our share repurchase program.
During the first six months of 2007, we invested approximately $161 million in technology, including $145 million for company-sponsored research and development.
Future uses of cash.  Capital spending for 2007 is expected to be approximately $1.4 billion.  The capital expenditures forecast for 2007 is primarily directed toward our Sperry Drilling Services, wireline and perforating, production enhancement, and cementing operations.
In April 2007, we entered into a definitive agreement with the shareholders of PSL Energy Services Limited (PSLES) to purchase the entire share capital of the company.  We expect to close on this acquisition in the third quarter of 2007.
In July 2007, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium over the face amount of the company’s 3.125% convertible senior notes, should they be redeemed.  As of July 23, 2007, $2.8 billion remained available under this program.
Subject to board approval, we expect to pay dividends of approximately $80 million per quarter for the remainder of 2007.
Other factors affecting liquidity
Letters of credit.  In the normal course of business, we have agreements with banks under which approximately $2.2 billion of letters of credit, surety bonds, or bank guarantees were outstanding as of June 30, 2007, including $1.3 billion that relate to KBR.  These KBR letters of credit, surety bonds, or bank guarantees are being guaranteed by us in favor of KBR’s customers and lenders.  KBR will compensate us for these guarantees and indemnify us if we are required to perform under any of these guarantees.  Some of the outstanding letters of credit have triggering events that would entitle a bank to require cash collateralization.
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
Debt covenants.At June 30, 2007, we were required to maintain and were in compliance with a maximum debt-to-capitalization ratio under our then existing unsecured $1.2 billion revolving credit facility.  The new facility does not contain any financial covenants.

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
The industries we serve are highly competitive with many substantial competitors in each segment.  In the first six months of 2007, based upon the location of the services provided and products sold, 45% of our consolidated revenue was from the United States.  In the first six months of 2006, 46% of our consolidated revenue was from the United States.  No other country accounted for more than 10% of our revenue during these periods.
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
This table shows the average oil and gas prices for West Texas Intermediate (WTI) and United Kingdom Brent crude oils, and Henry Hub natural gas:

	Three Months Ended		Year Ended
	June 30		December 31
Average Oil Prices (dollars per barrel)	2007	2006	2006
West Texas Intermediate	$64.59	$70.52	$66.17
United Kingdom Brent	68.63	69.58	65.35

Average United States Gas Prices (dollars per million British thermal units, or mmBtu)
Henry Hub	$7.65	$6.59	$6.81

The quarterly and year-to-date average rig counts based on the Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Land vs. Offshore	2007	2006	2007	2006
United States:
Land	1,679	1,536	1,665	1,487
Offshore	77	97	80	89
Total	1,756	1,633	1,745	1,576
Canada:
Land	136	279	333	471
Offshore	3	3	3	3
Total	139	282	336	474
International (excluding Canada):
Land	710	643	705	636
Offshore	292	270	287	269
Total	1,002	913	992	905
Worldwide total	2,897	2,828	3,073	2,955
Land total	2,525	2,458	2,703	2,594
Offshore total	372	370	370	361

	Three Months Ended		Six Months Ended
	June 30		June 30
Oil vs. Gas	2007	2006	2007	2006
United States:
Oil	284	268	279	250
Gas	1,472	1,365	1,466	1,326
Total	1,756	1,633	1,745	1,576
Canada:
Oil	65	65	130	95
Gas	74	217	206	379
Total	139	282	336	474
International (excluding Canada):
Oil	781	698	772	694
Gas	221	215	220	211
Total	1,002	913	992	905
Worldwide total	2,897	2,828	3,073	2,955
Oil total	1,130	1,031	1,181	1,039
Gas total	1,767	1,797	1,892	1,916

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

After declining from record highs during the third and fourth quarters of 2006, WTI oil spot prices are expected to average $65.56 per barrel in 2007 and $66.92 per barrel in 2008 per the Energy Information Administration (EIA).  Between mid-December 2006 and mid-January 2007, the WTI crude oil price fell about $12 per barrel to a low of $50.51 per barrel, as warm weather reduced demand for heating fuels throughout most of the United States.  The WTI price recovered to over $66 per barrel by the end of March 2007, as the weather turned colder than normal and geopolitical tensions intensified.  Crude oil prices have continued to rise in the second quarter of 2007 due to a tight world oil supply and demand balance.  We expect that prices will remain at these historically high levels due to a combination of the following factors:
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
According to the International Energy Agency’s (IEA) July 2007 “Oil Market Report,” the outlook for world oil demand remains strong, with China, the Middle East, and North America accounting for approximately 75% of the expected demand growth in 2007.  Excess oil production capacity is expected to remain constrained and that, along with steady demand, is expected to keep supplies tight.  Thus, any unexpected supply disruption or change in demand could lead to fluctuating prices.  The IEA forecasts world petroleum demand growth in 2007 to increase 2% over 2006.
Volatility in natural gas prices has the potential to impact our customers' drilling and production activities, particularly in the United States.  In the first quarter of 2007, we experienced lower than anticipated customer activity in North America, particularly the pressure pumping market in Canada and the United States Rockies.  Some of this activity decline was attributable to poor weather, including an early spring break-up season in Canada and severe weather early in 2007 in the United States Rockies and mid-continent regions.  In addition, the unusually warm start to the United States winter caused concern about natural gas storage levels, which negatively impacted the price of natural gas.  This uncertainty made many of our customers more cautious about their drilling and production plans in the early part of 2007.  The second quarter of 2007 was characterized by stronger natural gas prices and increased activity by our United States customers.  Canada has experienced a significant decline in activity as compared to 2006.  Beginning in late 2006, we began moving equipment and personnel from Canada to the United States and Latin America to address the anticipated slowdown.  The EIA projects that the Henry Hub spot price will average $7.91 per thousand cubic feet (mcf) in 2007 and $8.39 per mcf in 2008.
It is common practice in the United States oilfield services industry to sell services and products based on a price book and then apply discounts to the price book based upon a variety of factors.  The discounts applied typically increase to partially offset price book increases.  The discounts applied normally decrease if activity levels are strong.  During periods of reduced activity, discounts normally increase, reducing the revenue for our services and, conversely, during periods of higher activity, discounts normally decline resulting in revenue increasing for our services.  We are currently experiencing increased pricing pressure from our customers in the North American market, particularly in Canada and our United States well stimulation operations.  This has resulted in a slight deterioration in well stimulation pricing, less than 5% in the first half of 2007, which could continue during the second half of 2007.
Focus on international growth.  Consistent with our strategy to grow our international operations, following is a brief discussion of some of our recent initiatives:
-	we have opened a corporate office in Dubai, United Arab Emirates, allowing us to focus more attention on customer relationships in that part of the world, particularly with national oil companies;
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

-
we are expanding our manufacturing capability and capacity during 2007 to meet the increasing demands for our services and products.  In the second quarter of 2007, we opened a manufacturing plant in Mexico, and later this year we plan to open additional plants in Brazil, Singapore, and Malaysia.  Having manufacturing facilities closer to our worksites will allow us to more efficiently deploy equipment to our field operations, as well as increase our use of local people and materials;

-
as our workforce becomes more global, the need for regional training centers increases.  To meet the increasing need for technical training, we opened a new training center in Tyumen, Russia during the first quarter of 2007.  We have also recently expanded training centers in Malaysia, Egypt, and Mexico;

-
part of our growth strategy includes select acquisitions that will enhance or augment our current portfolio of products and services, including those with unique technologies or distribution networks in areas where we do not already have large operations;

-	in January 2007, we acquired Ultraline Services Company, a provider of wireline services in Canada. Prior to this acquisition, we did not have meaningful wireline and perforating operations in Canada;
-
in April 2007, we entered into a definitive agreement to purchase PSL Energy Services Limited, a leading eastern hemisphere provider of process, pipeline, and well intervention services.  This acquisition will increase our eastern hemisphere production enhancement operations significantly, putting us in a strong position in pipeline processing services both in the eastern hemisphere and globally;

-	in May 2007, we acquired the intellectual property, assets, and existing business associated with Vector Magnetics LLC’s active ranging technology for steam-assisted gravity drainage applications; and
-	in July 2007, we entered into a definitive agreement to purchase the entire share capital of OOO Burservice, a leading provider of directional drilling services in Russia.
Recent contract wins are positioning us to grow our international operations over the coming years. Examples include:
-	the Khurais project in Saudi Arabia, which was awarded in mid-2006. This large contract is progressing well, and we now believe the project will reach its peak during the first quarter of 2008;
-	a contract to provide hydraulic fracturing services on the Right Bank of the Priobskye field in Siberia. The scope of work includes providing services for 327 wells;
-
a multiservices contract for work in the Tyumen region of Russia.  We will be providing drilling fluids, waste management, cementing, drill bits, directional drilling, and logging-while-drilling services;

-	a contract to provide acidizing, acid fracturing, water control, and nitrogen stimulation services for a customer in the Bay of Campeche, Mexico;
-	a contract to provide deepwater sand control completion technology in two offshore fields of India;
-	a contract to provide completion products and services to a group of energy companies for operations throughout Malaysia for a term of five years;
-	a contract to provide exploration and development testing services in high pressure, high temperature environments in Latin America; and
-	a five-year contract for sand control completions for over 200 wells in offshore China.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

	Three Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$1,533	$1,292	$241	19%
Fluid Systems	1,045	870	175	20
Drilling and Formation Evaluation	953	774	179	23
Digital and Consulting Solutions	204	180	24	13
Total revenue	$3,735	$3,116	$619	20%

By geographic region:
Production Optimization:
North America	$877	$771	$106	14%
Latin America	131	95	36	38
Europe/Africa/CIS	324	255	69	27
Middle East/Asia	201	171	30	18
Total	1,533	1,292	241	19
Fluid Systems:
North America	504	450	54	12
Latin America	130	100	30	30
Europe/Africa/CIS	291	216	75	35
Middle East/Asia	120	104	16	15
Total	1,045	870	175	20
Drilling and Formation Evaluation:
North America	299	260	39	15
Latin America	139	114	25	22
Europe/Africa/CIS	255	179	76	42
Middle East/Asia	260	221	39	18
Total	953	774	179	23
Digital and Consulting Solutions:
North America	66	60	6	10
Latin America	48	46	2	4
Europe/Africa/CIS	56	44	12	27
Middle East/Asia	34	30	4	13
Total	204	180	24	13
Total revenue by region:
North America	1,746	1,541	205	13
Latin America	448	355	93	26
Europe/Africa/CIS	926	694	232	33
Middle East/Asia	615	526	89	17

	Three Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$403	$368	$35	10%
Fluid Systems	200	201	(1)	(1)
Drilling and Formation Evaluation	235	194	41	21
Digital and Consulting Solutions	117	51	66	129
General corporate	(62)	(54)	(8)	(15)
Total operating income	$893	$760	$133	18%

By geographic region:
Production Optimization:
North America	$265	$260	$5	2%
Latin America	32	20	12	60
Europe/Africa/CIS	51	45	6	13
Middle East/Asia	55	43	12	28
Total	403	368	35	10
Fluid Systems:
North America	116	123	(7)	(6)
Latin America	19	19	–	–
Europe/Africa/CIS	47	38	9	24
Middle East/Asia	18	21	(3)	(14)
Total	200	201	(1)	(1)
Drilling and Formation Evaluation:
North America	65	71	(6)	(8)
Latin America	30	22	8	36
Europe/Africa/CIS	68	41	27	66
Middle East/Asia	72	60	12	20
Total	235	194	41	21
Digital and Consulting Solutions:
North America	80	27	53	196
Latin America	13	7	6	86
Europe/Africa/CIS	15	11	4	36
Middle East/Asia	9	6	3	50
Total	117	51	66	129
Total operating income by region:
North America	526	481	45	9
Latin America	94	68	26	38
Europe/Africa/CIS	181	135	46	34
Middle East/Asia	154	130	24	18
Note 1	–	All periods presented reflect the reclassification of certain indirect expenses that were previously allocated to the segments and are now included as general corporate expenses.

The increase in consolidated revenue in the second quarter of 2007 compared to the second quarter of 2006 spanned all regions in every segment and was attributable to higher worldwide activity, particularly in the United States, Africa, and Europe.  International revenue was 55% of consolidated revenue in the second quarter of 2007 and 54% of consolidated revenue in the second quarter of 2006.
The increase in consolidated operating income, which spanned all geographic regions, was due to increased customer activity, pricing gains, and new contracts primarily in the Middle East, Europe, and Latin America.  Contributing to the increase in operating income is a $49 million gain recorded in the second quarter of 2007 for the sale of our remaining interest in Dresser, Ltd.
Following is a discussion of our results of operations by reportable segment.
Production Optimization increase in revenue compared to the second quarter of 2006 was derived from all regions.  Production enhancement services revenue grew 13% largely driven by increased activity in the United States, increased stimulation activity in Mexico, and additional projects in the North Sea.  Partially offsetting production enhancement services revenue was a decline in Asia Pacific’s activity.  Revenue from completion tools sales and services increased 33% compared to the second quarter of 2006, benefiting from increased sand control product sales and increased activity in our intelligent completions joint venture in Africa, increased completions in the Middle East, Malaysia, and Indonesia, and a new contract in Brazil.  International revenue was 44% of total segment revenue in the second quarter of 2007 and 43% of total segment revenue in the second quarter of 2006.
The increase in operating income for the segment compared to the second quarter of 2006 was led by completion tools sales and services, which grew 58%.  The improvement spanned all regions, particularly driven by a new contract in Brazil and increased sales in Asia Pacific.  Production enhancement services operating income fell 2%, primarily from reduced activity in Asia Pacific.  Partially offsetting production enhancement’s decline was increased stimulation activity in Mexico and the North Sea.
Fluid Systems revenue improvement in the second quarter of 2007 compared to the second quarter of 2006 resulted from a 23% increase in revenue from sales of Baroid Fluid Services and an 18% increase in revenue from cementing services.  The segment realized revenue growth in all four regions despite lower activity in Canada.  Baroid Fluid Services revenue benefited from new contracts in the North Sea, increased prices and higher rig count in the United States, and increased rig count and new contracts in Africa.  Cementing services increase in revenue stemmed from higher equipment utilization and increased prices in the United States, new contracts, increased activity, and better prices in Latin America, and increased activity in Eurasia.  International revenue was 53% of total segment revenue in the second quarter of 2007 and 51% of total segment revenue in the second quarter of 2006.
The decrease in operating income for the segment compared to the second quarter of 2006 was due to a 22% decline in Baroid Fluid Services operating income.  Baroid Fluid Services operating income was negatively impacted by a provision for an environmental exposure recorded in the second quarter of 2007 and reduced activity in Latin America and Canada.  Cementing services operating income grew 9% on new contracts and higher activity in Mexico and increased activity in the United States.
Drilling and Formation Evaluation revenue growth for the second quarter of 2007 compared to the second quarter of 2006 came from all product service lines improving in every region.  Drilling services contributed a 30% increase primarily from the introduction of new technology and increased activity in the United States, Eurasia, and the Middle East.  Wireline and perforating services revenue improved 15% on new contracts and increased activity in Africa and Latin America.  Drill bits revenue increased 19% due to higher rig activity in the United States.  International revenue was 71% of total segment revenue in the second quarter of 2007 and 70% of total segment revenue in the second quarter of 2006.
The increase in segment operating income was predominantly due to a 42% increase in drilling services operating income from new contracts in Eurasia and increased activity in the Middle East.  Drill bits operating income increased 42% from improved fixed cutter bit sales in the United States.  Wireline and perforating services operating income fell 7% due to decreased sales in Asia Pacific and the slowdown of activity in Canada.
Digital and Consulting Solutions revenue improvement for the second quarter of 2007 compared to the second quarter of 2006 was led by a 22% increase in Landmark, primarily reflecting improved software-related sales and consulting services revenue in the United States, Latin America, and Eurasia.  Project management revenue declined 5% due to the completion of a project in Mexico.  International revenue was 70% of total segment revenue in the second quarter of 2007 and 69% of total segment revenue in the second quarter of 2006.

The segment operating income improvement is primarily due to the $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd.  Landmark operating income grew 49% with increases in all four regions on improved sales of software and consulting services.
General corporate expenses were $62 million in the second quarter of 2007 compared to $54 million in the second quarter of 2006.  The increase was primarily due to increased legal fees and corporate development costs.

NONOPERATING ITEMS

Minority interest in net income of subsidiaries decreased $2 million compared to the second quarter of 2006 related primarily to decreased earnings from our WellDynamics and Saudi logging joint ventures.
Provision for income taxes from continuing operations of $284 million in the second quarter of 2007 resulted in an effective tax rate of 32% compared to an effective tax rate of 33% in the second quarter of 2006.
Income from discontinued operations, net of income tax in the second quarter of 2007 primarily consisted of the $933 million net gain recorded on the disposition of KBR, Inc.

RESULTS OF OPERATIONS IN 2007 COMPARED TO 2006

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

	Six Months Ended
REVENUE:	June 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$2,870	$2,488	$382	15%
Fluid Systems	2,038	1,706	332	19
Drilling and Formation Evaluation	1,870	1,499	371	25
Digital and Consulting Solutions	379	361	18	5
Total revenue	$7,157	$6,054	$1,103	18%

By geographic region:
Production Optimization:
North America	$1,671	$1,505	$166	11%
Latin America	244	189	55	29
Europe/Africa/CIS	587	472	115	24
Middle East/Asia	368	322	46	14
Total	2,870	2,488	382	15
Fluid Systems:
North America	990	897	93	10
Latin America	255	194	61	31
Europe/Africa/CIS	551	408	143	35
Middle East/Asia	242	207	35	17
Total	2,038	1,706	332	19
Drilling and Formation Evaluation:
North America	625	533	92	17
Latin America	273	222	51	23
Europe/Africa/CIS	469	337	132	39
Middle East/Asia	503	407	96	24
Total	1,870	1,499	371	25
Digital and Consulting Solutions:
North America	132	119	13	11
Latin America	80	101	(21)	(21)
Europe/Africa/CIS	102	84	18	21
Middle East/Asia	65	57	8	14
Total	379	361	18	5
Total revenue by region:
North America	3,418	3,054	364	12
Latin America	852	706	146	21
Europe/Africa/CIS	1,709	1,301	408	31
Middle East/Asia	1,178	993	185	19

	Six Months Ended
OPERATING INCOME (LOSS):	June 30		Increase	Percentage
Millions of dollars	2007	2006	(Decrease)	Change
Production Optimization	$728	$701	$27	4%
Fluid Systems	414	390	24	6
Drilling and Formation Evaluation	491	373	118	32
Digital and Consulting Solutions	167	101	66	65
General corporate	(119)	(113)	(6)	(5)
Total operating income	$1,681	$1,452	$229	16%

By geographic region:
Production Optimization:
North America	$494	$509	$(15)	(3)%
Latin America	55	36	19	53
Europe/Africa/CIS	93	80	13	16
Middle East/Asia	86	76	10	13
Total	728	701	27	4
Fluid Systems:
North America	239	247	(8)	(3)
Latin America	41	34	7	21
Europe/Africa/CIS	95	68	27	40
Middle East/Asia	39	41	(2)	(5)
Total	414	390	24	6
Drilling and Formation Evaluation:
North America	173	155	18	12
Latin America	58	40	18	45
Europe/Africa/CIS	118	70	48	69
Middle East/Asia	142	108	34	31
Total	491	373	118	32
Digital and Consulting Solutions:
North America	114	63	51	81
Latin America	15	13	2	15
Europe/Africa/CIS	24	17	7	41
Middle East/Asia	14	8	6	75
Total	167	101	66	65
Total operating income by region:
North America	1,020	974	46	5
Latin America	169	123	46	37
Europe/Africa/CIS	330	235	95	40
Middle East/Asia	281	233	48	21
Note 1	–	All periods presented reflect the reclassification of certain indirect expenses that were previously allocated to the segments and are now included as general corporate expenses.

The increase in consolidated revenue in the first six months of 2007 compared to the first six months of 2006 spanned all four regions and was attributable to higher worldwide activity.  Revenue derived from the eastern hemisphere contributed 54% to the total revenue increase.  International revenue was 55% of consolidated revenue in the first six months of 2007 and 54% of consolidated revenue in the first six months of 2006.
The increase in consolidated operating income in the first six months of 2007 compared to the first six months of 2006 spanned all four regions and was predominantly due to the operating income increase in the eastern hemisphere, which contributed 61% of the total operating income increase.  Operating income increased 50% in Africa and 45% in the Middle East compared to the first six months of 2006, with all segments contributing to these increases.  Operating income in the first six months of 2007 was positively impacted by a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd.
Following is a discussion of our results of operations by reportable segments.
Production Optimization revenue increase compared to the first six months of 2006 was driven by an 11% increase in revenue from production enhancement services and a 27% increase from completion tools and services.  Both product service lines had increases in all geographic regions.  Production enhancement services revenue benefited from increased resources and improved weather conditions in the United States, increased stimulation activity in Mexico, additional projects in the North Sea, and higher utilization of equipment in Angola.  Production enhancement services revenue was partially offset by decreased activity in Canada and Asia Pacific.  Sales of completion tools and services benefited from a 53% increase in revenue in Africa from increased testing activity and increased activity in our intelligent completions joint venture, and increases in the United States, Brazil, and Malaysia.  International revenue was 44% of total segment revenue in both the first six months of 2007 and the first six months of 2006.
The increase in segment operating income in the first six months of 2007 compared to the first six months of 2006 was led by completion tools sales and services operating income, which increased 50% and spanned all regions.  Contributing to the completion tools sales and services increase were a full recovery in the Gulf of Mexico after the hurricanes in 2005, increased testing activity in Brazil, and increased product sales in Asia Pacific.  Production enhancement services operating income declined 6% compared to the first half of 2006 due to decreased activity in Canada and the Caspian.  Partially offsetting the decline in production enhancement services operating income were increased stimulation activity in Mexico and additional projects in the North Sea.
Fluid Systems revenue increase compared to the first six months of 2006 came from increases in all regions.  A 29% increase in the eastern hemisphere contributed to the segment’s improvement.  Partially offsetting the segment’s revenue growth was decreased rig activity in Canada.  Cementing services revenue increased 17% compared to the first half of 2006 due primarily to new contracts in the Middle East and Mexico and increased activity and pricing gains in the United States and Latin America.  Baroid Fluid Services revenue increased 22% compared to the first six months of 2006 on increased land rig activity and prices in the United States and new contracts in the North Sea.  International revenue was 54% of total segment revenue in the first six months of 2007 and 52% in the first six months of 2006.
The increase in segment operating income in the first six months of 2007 compared to the first six months of 2006 was led by a 10% increase from cementing services from increased activity and pricing gains in the United States and new technology and new contracts in Latin America.  Baroid Fluid Services operating income fell 2% compared to the first half of 2006 primarily due to decreased activity in Canada and Latin America and a provision for an environmental exposure recorded in the second quarter of 2007.  Partially offsetting the segment decline were new contracts, improved sales, and increased rig activity in Africa.
Drilling and Formation Evaluation revenue increase compared to the first six months of 2006 was due to a 29% increase in drilling services revenue, a 23% increase in wireline and perforating services revenue, and a 15% increase in drill bits revenue.  The increase spanned all four regions in every product service line.  The increase in drilling services revenue was primarily the result of additional contract awards in the United States, the Middle East, and Asia Pacific.  Also contributing to drilling services revenue improvement was increased drilling activity in Eurasia.  Wireline and perforating services revenue benefited from new projects in Africa, increased rig count in the United States, and a new contract in Asia Pacific.  Increased United States rig count and fixed cutter activity in the United States and Europe contributed to the increase in drill bits revenue.  International revenue was 71% of total segment revenue in the first six months of 2007 and 70% in the first six months of 2006.

The increase in segment operating income in the first six months of 2007 compared to the first six months of 2006 came from all geographic regions, with Eurasia, the Middle East, and the United States as the largest contributors.  Drilling services operating income grew 46% over the first six months of 2006, which spanned all four regions, primarily from increased drilling activity in the United States and Eurasia and new contracts in the Middle East.  Wireline and perforating services operating income improved 14%, which spanned all regions, from new projects in Africa and increased deepwater activity in the Gulf of Mexico.  Partially offsetting wireline and perforating services operating income was the slowdown in Canada.  Drill bits operating income increased 29% compared to the first six months of 2006 due primarily to increased rig activity in the United States.
Digital and Consulting Solutions revenue increase compared to the first six months of 2006 was primarily attributable to Landmark, with revenue increasing 18%.  Landmark revenue grew in all four regions, with the largest increases occurring in the United States and Eurasia due to stronger software sales and consulting services.  Project management revenue declined 24% due to the completion of a project in Mexico.  International revenue was 67% of total segment revenue in the first six months of 2007 and 69% in the first six months of 2006.
The increase in segment operating income in the first six months of 2007 compared to the first six months of 2006 was primarily due to a $49 million gain recorded on the sale of our remaining interest in Dresser, Ltd.  Also contributing to the segment increase in operating income was a 34% increase in Landmark operating income.  Project management’s operating income fell 16% from lower activity in the United States.
General corporate expenses were $119 million in the first six months of 2007 compared to $113 million in the first six months of 2006.  The increase in general corporate expenses is due to increased corporate development costs.

NONOPERATING ITEMS

Interest expense decreased $5 million in the first six months of 2007 compared to the first six months of 2006 due to the repayment in August 2006 of our $275 million 6% medium-term notes.
Interest income increased $16 million in the first six months of 2007 compared to the first six months of 2006 due to higher interest-rate-driven earnings on higher cash balances and marketable investments.
Other, net in the first six months of 2007 includes losses on the Norwegian krone.  The first six months of 2006 includes gains on the Mexican peso and a gain on the sale of stock, offset by losses incurred on the extinguishment of debt.
Minority interest in net income of subsidiaries decreased $8 million compared to the first six months of 2006 related primarily to decreased earnings from our WellDynamics joint venture.
Provision for income taxes from continuing operations of $543 million in the first six months of 2007 resulted in an effective tax rate of 33% compared to an effective tax rate of 33% in the first six months of 2006.
Income from discontinued operations, net of income tax in the first six months of 2007 primarily consisted of the approximate $933 million net gain recorded on the disposition of KBR, Inc.

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
We do not expect costs related to these remediation requirements to have a material adverse effect on our consolidated financial position or our results of operations.  Our accrued liabilities for environmental matters were $47 million as of June 30, 2007 and $39 million as of December 31, 2006.  The liability covers numerous properties, and no individual property accounts for more than $10 million of the liability balance.  We have subsidiaries that have been named as potentially responsible parties along with other third parties for 10 federal and state superfund sites for which we have established a liability.  As of June 30, 2007, those 10 sites accounted for approximately $11 million of our total $47 million liability.  For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  In some instances, we have been named a potentially responsible party by a regulatory agency, but, in each of those cases, we do not believe we have any material liability.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

NEW ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In May 2007, the FASB issued Staff Position (FSP) FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48.”  This FSP amended FIN 48 to provide additional guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  We applied the FSP guidance regarding whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits since the initial adoption of FIN 48.
As a result of the adoption of FIN 48, we recognized a decrease of $4 million in other liabilities to account for a decrease in unrecognized tax benefits and an increase of $34 million for accrued interest and penalties, which were accounted for as a net reduction of $30 million to the January 1, 2007 balance of retained earnings.  Of the $30 million reduction to retained earnings, $10 million was attributable to KBR, which is now reported as discontinued operations in the condensed consolidated financial statements.  See Note 12 to our condensed consolidated financial statements for further information.
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
In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The provisions of this FSP are effective for the first fiscal year beginning after December 15, 2006.  We did not elect early adoption and, therefore, adopted FSP AUG AIR-1 on January 1, 2007 without material impact to us.

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

RISK FACTORS

Foreign Corrupt Practices Act Investigations
The Securities and Exchange Commission (SEC) is conducting a formal investigation into whether improper payments were made to government officials in Nigeria through the use of agents or subcontractors in connection with the construction and subsequent expansion by TSKJ of a multibillion dollar natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  The Department of Justice (DOJ) is also conducting a related criminal investigation.  The SEC has also issued subpoenas seeking information, which we and KBR are furnishing, regarding current and former agents used in connection with multiple projects, including current and prior projects, over the past 20 years located both in and outside of Nigeria in which the Halliburton energy services business, KBR or affiliates, subsidiaries or joint ventures of Halliburton or KBR, are or were participants.  In September 2006, the SEC requested that we enter into a tolling agreement with respect to its investigation.  We anticipate that we will enter into an appropriate tolling agreement with the SEC.
TSKJ is a private limited liability company registered in Madeira, Portugal whose members are Technip SA of France, Snamprogetti Netherlands B.V. (a subsidiary of Saipem SpA of Italy), JGC Corporation of Japan, and Kellogg Brown & Root LLC (a subsidiary of KBR), each of which had an approximate 25% interest in the venture.  TSKJ and other similarly owned entities entered into various contracts to build and expand the liquefied natural gas project for Nigeria LNG Limited, which is owned by the Nigerian National Petroleum Corporation, Shell Gas B.V., Cleag Limited (an affiliate of Total), and Agip International B.V. (an affiliate of ENI SpA of Italy).

The SEC and the DOJ have been reviewing these matters in light of the requirements of the FCPA.  In addition to performing our own investigation, we have been cooperating with the SEC and the DOJ investigations and with other investigations in France, Nigeria, and Switzerland regarding the Bonny Island project.  The government of Nigeria gave notice in 2004 to the French magistrate of a civil claim as an injured party in the French investigation.  We are not aware of any further developments with respect to this claim.  We also believe that the Serious Fraud Office in the United Kingdom is conducting an investigation relating to the Bonny Island project.  Our Board of Directors has appointed a committee of independent directors to oversee and direct the FCPA investigations.  Through our committee of independent directors, we will continue to oversee and direct the investigations.
The matters under investigation relating to the Bonny Island project cover an extended period of time (in some cases significantly before our 1998 acquisition of Dresser Industries and continuing through the current time period).  We have produced documents to the SEC and the DOJ both voluntarily and pursuant to company subpoenas from the files of numerous officers and employees of Halliburton and KBR, including current and former executives of Halliburton and KBR, and we are making our employees and KBR is making its employees available to the SEC and the DOJ for interviews.  In addition, the SEC has issued a subpoena to A. Jack Stanley, who formerly served as a consultant and chairman of Kellogg Brown & Root LLC, and to others, including certain of our former and KBR’s current and former employees, former executive officers of KBR, and at least one subcontractor of KBR.  We further understand that the DOJ has issued subpoenas for the purpose of obtaining information abroad, and we understand that other partners in TSKJ have provided information to the DOJ and the SEC with respect to the investigations, either voluntarily or under subpoenas.
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
TSKJ suspended the receipt of services from and payments to Tri-Star Investments and the Japanese trading company and has considered instituting legal proceedings to declare all agency agreements with Tri-Star Investments terminated and to recover all amounts previously paid under those agreements.  In February 2005, TSKJ notified the Attorney General of Nigeria that TSKJ would not oppose the Attorney General’s efforts to have sums of money held on deposit in accounts of Tri-Star Investments in banks in Switzerland transferred to Nigeria and to have the legal ownership of such sums determined in the Nigerian courts.
As a result of these investigations, information has been uncovered suggesting that, commencing at least 10 years ago, members of TSKJ planned payments to Nigerian officials.  We have reason to believe that, based on the ongoing investigations, payments may have been made by agents of TSKJ to Nigerian officials.  In addition, information uncovered in the summer of 2006 suggests that, prior to 1998, plans may have been made by employees of The M.W. Kellogg Company (a predecessor of a KBR subsidiary) to make payments to government officials in connection with the pursuit of a number of other projects in countries outside of Nigeria.  We are reviewing a number of more recently discovered documents related to KBR’s activities in countries outside of Nigeria with respect to agents for projects after 1998.  Certain activities discussed in this paragraph involve current or former employees or persons who were or are consultants to KBR, and our investigation is continuing.
In June 2004, all relationships with Mr. Stanley and another consultant and former employee of M.W. Kellogg Limited were terminated.  The terminations occurred because of Code of Business Conduct violations that allegedly involved the receipt of improper personal benefits from Mr. Tesler in connection with TSKJ’s construction of the Bonny Island project.

In 2006 and 2007, KBR suspended the services of other agents in and outside of Nigeria, including one agent who, until such suspension, had worked for KBR outside of Nigeria on several current projects and on numerous older projects going back to the early 1980s.  Such suspensions have occurred when possible improper conduct has been discovered or alleged or when Halliburton and KBR have been unable to confirm the agent’s compliance with applicable law and the Code of Business Conduct.
If violations of the FCPA were found, a person or entity found in violation could be subject to fines, civil penalties of up to $500,000 per violation, equitable remedies, including disgorgement (if applicable) generally of profits, including prejudgment interest on such profits, causally connected to the violation, and injunctive relief.  Criminal penalties could range up to the greater of $2 million per violation or twice the gross pecuniary gain or loss from the violation, which could be substantially greater than $2 million per violation.  It is possible that both the SEC and the DOJ could assert that there have been multiple violations, which could lead to multiple fines.  The amount of any fines or monetary penalties that could be assessed would depend on, among other factors, the findings regarding the amount, timing, nature, and scope of any improper payments, whether any such payments were authorized by or made with knowledge of us, KBR or our or KBR’s affiliates, the amount of gross pecuniary gain or loss involved, and the level of cooperation provided the government authorities during the investigations.  Agreed dispositions of these types of violations also frequently result in an acknowledgement of wrongdoing by the entity and the appointment of a monitor on terms negotiated with the SEC and the DOJ to review and monitor current and future business practices, including the retention of agents, with the goal of assuring compliance with the FCPA.
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
As of June 30, 2007, we are unable to estimate an amount of probable loss or a range of possible loss related to these matters as it relates to Halliburton directly.  However, we provided indemnification in favor of KBR under the master separation agreement for certain contingent liabilities, including Halliburton’s indemnification of KBR and any of its greater than 50%-owned subsidiaries as of November 20, 2006, the date of the master separation agreement, for fines or other monetary penalties or direct monetary damages, including disgorgement, as a result of a claim made or assessed by a governmental authority in the United States, the United Kingdom, France, Nigeria, Switzerland, and/or Algeria, or a settlement thereof, related to alleged or actual violations occurring prior to November 20, 2006 of the FCPA or particular, analogous applicable foreign statutes, laws, rules, and regulations in connection with investigations pending as of that date, including with respect to the construction and subsequent expansion by TSKJ of a natural gas liquefaction complex and related facilities at Bonny Island in Rivers State, Nigeria.  We recorded the estimated fair market value of this indemnity regarding FCPA matters described above upon our separation from KBR.  See Note 2 to our condensed consolidated financial statements for additional information.
Our indemnification obligation to KBR does not include losses resulting from third-party claims against KBR, including claims for special, indirect, derivative or consequential damages, nor does our indemnification apply to damage to KBR’s business or reputation, loss of, or adverse effect on, cash flow, assets, goodwill, results of operations, business prospects, profits or business value or claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders, or other interest holders or constituents of KBR or KBR’s current or former subsidiaries.

In consideration of our agreement to indemnify KBR for the liabilities referred to above, KBR has agreed that we will at all times, in our sole discretion, have and maintain control over the investigation, defense and/or settlement of these FCPA matters until such time, if any, that KBR exercises its right to assume control of the investigation, defense and/or settlement of the FCPA matters as it relates to KBR.  KBR has also agreed, at our expense, to assist with Halliburton’s full cooperation with any governmental authority in our investigation of these FCPA matters and our investigation, defense and/or settlement of any claim made by a governmental authority or court relating to these FCPA matters, in each case even if KBR assumes control of these FCPA matters as it relates to KBR.  If KBR takes control over the investigation, defense and/or settlement of FCPA matters, refuses a settlement of FCPA matters negotiated by us, enters into a settlement of FCPA matters without our consent, or materially breaches its obligation to cooperate with respect to our investigation, defense and/or settlement of FCPA matters, we may terminate the indemnity.

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

Barracuda-Caratinga Arbitration
We also provided indemnification in favor of KBR under the master separation agreement for all out-of pocket cash costs and expenses (except for legal fees and other expenses of the arbitration so long as KBR controls and directs it), or cash settlements or cash arbitration awards in lieu thereof, KBR may incur after November 20, 2006 as a result of the replacement of certain subsea flowline bolts installed in connection with the Barracuda-Caratinga project.  Under the master separation agreement, KBR currently controls the defense, counterclaim, and settlement of the subsea flowline bolts matter.  As a condition of our indemnity, for any settlement to be binding upon us, KBR must secure our prior written consent to such settlement’s terms.  We have the right to terminate the indemnity in the event KBR enters into any settlement without our prior written consent.  See Note 2 to our condensed consolidated financial statements for additional information regarding the KBR indemnification.
At Petrobras’ direction, KBR replaced certain bolts located on the subsea flowlines that failed through mid-November 2005, and KBR has informed us that additional bolts have failed thereafter, which were replaced by Petrobras.  These failed bolts were identified by Petrobras when it conducted inspections of the bolts.  The designation of the material to be used for the bolts was issued by Petrobras, and as such, we understand that KBR believes the cost resulting from any replacement is not KBR’s responsibility.  We understand Petrobras disagrees.  We understand KBR believes several possible solutions may exist, including replacement of the bolts.  Estimates indicate that costs of these various solutions range up to $140 million.  In March 2006, Petrobras commenced arbitration against KBR claiming $220 million plus interest for the cost of monitoring and replacing the defective bolts and all related costs and expenses of the arbitration, including the cost of attorneys fees.  We understand KBR intends to vigorously defend and pursue recovery of the costs incurred to date through the arbitration process and to that end has submitted a counterclaim in the arbitration seeking the recovery of $22 million.  The final arbitration hearing is not expected to begin until 2008.

Impairment of Oil and Gas Properties
We have interests in oil and gas properties totaling $127 million, net of accumulated depletion, which we account for under the successful efforts method.  The majority of this amount is related to one property in Bangladesh.  These oil and gas properties are assessed for impairment whenever changes in facts and circumstances indicate that the properties’ carrying amounts may not be recoverable.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future production volumes, prices, and costs, considering all available information at the date of review.  In the second quarter of 2007, we undertook a detailed review of the expected cash flows of the Bangladesh property.  As a result of that review, we determined that the expected cash flows exceeded the carrying value of the properties.  A downward trend in estimates of production volumes or prices or an upward trend in costs could result in an impairment of our oil and gas properties, which in turn could have a material and adverse effect on our results of operations.

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
For any particular federal or state superfund site, since our estimated liability is typically within a range and our accrued liability may be the amount on the low end of that range, our actual liability could eventually be well in excess of the amount accrued.  We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.
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

Item 4.  Controls and Procedures
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
Information related to various commitments and contingencies is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in “Forward-Looking Information” and “Risk Factors,” and in Notes 2, 9, and 10 to the condensed consolidated financial statements.

Item 1(a).  Risk Factors
Information related to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Information” and “Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of our repurchases of our common stock during the three-month period ended June 30, 2007.

			Total Number of
			Shares Purchased
			as Part of Publicly
	Total Number of	Average Price	Announced Plans
Period	Shares Purchased (a)	Paid per Share	or Programs (b)
April 1-30	112,276	$ 32.55	–
May 1-31	10,999,803	$ 35.14	10,968,468
June 1-30	14,874,941	$ 35.52	14,777,204
Total	25,987,020	$ 35.35	25,745,672

(a)
Of the 25,987,020 shares purchased during the three-month period ended June 30, 2007, 241,348 shares were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock grants.  These shares were not part of a publicly announced program to purchase common shares.

(b)
In February 2006, our Board of Directors approved a share repurchase program of up to $1.0 billion.  In September 2006, our Board of Directors approved an increase to our existing common share repurchase program of up to an additional $2.0 billion.  In July 2007, our Board of Directors approved an additional increase to our existing common share repurchase program of up to $2.0 billion, bringing the entire authorization to $5.0 billion.  This additional authorization may be used for open market share purchases or to settle the conversion premium on our 3.125% convertible senior notes, should they be redeemed.  From the inception of this program, we have repurchased approximately 66 million shares of our common stock for approximately $2.2 billion at an average price per share of $33.88.  These numbers include the repurchases of approximately 26 million shares of our common stock for approximately $911 million at an average price per share of $35.37 during the first six months of 2007.  As of July 23, 2007, $2.8 billion remained available under this program.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 16, 2007, stockholders were asked to consider and act upon:
(1)	the election of Directors for the ensuing year;
(2)	a proposal to ratify the appointment of KPMG LLP as independent accountants to examine the financial statements and books and records of Halliburton for the year 2007;
(3)	a stockholder proposal regarding a human rights review;
(4)	a stockholder proposal regarding political contributions; and
(5)	a stockholder proposal regarding stockholder rights plans.

The following table sets out, for each matter where applicable, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes.

(1)         Election of Directors:

Name of Nominee	Votes For	Votes Against	Votes Abstain

Kathleen M. Bader	815,811,965	8,735,113	7,521,797
Alan M. Bennett	816,799,117	7,712,385	7,557,373
James R. Boyd	815,837,656	8,697,422	7,533,797
Milton Carroll	809,351,263	15,307,991	7,409,621
Robert L. Crandall	811,548,202	13,048,582	7,472,091
Kenneth T. Derr	815,263,737	9,458,111	7,347,027
S. Malcolm Gillis	803,439,106	20,750,516	7,879,253
W. R. Howell	804,525,903	19,998,389	7,544,583
David J. Lesar	812,464,375	11,743,698	7,860,802
J. Landis Martin	816,536,375	7,998,678	7,533,822
Jay A. Precourt	816,094,603	8,442,934	7,531,338
Debra L. Reed	816,001,036	8,721,721	7,346,118

(2)	Proposal for ratification of the selection of auditors:

Number of Votes For	813,223,629
Number of Votes Against	11,903,458
Number of Votes Abstain	6,941,788

(3)	Stockholder proposal regarding a human rights review:

Number of Votes For	132,302,253
Number of Votes Against	410,515,296
Number of Votes Abstain	104,202,582
Number of Broker Non-Votes	185,048,744

(4)	Stockholder proposal regarding political contributions:

Number of Votes For	128,436,555
Number of Votes Against	409,874,146
Number of Votes Abstain	108,709,426
Number of Broker Non-Votes	185,048,748

(5)	Stockholder proposal regarding a stockholder rights plan:

Number of Votes For	136,072,355
Number of Votes Against	497,098,194
Number of Votes Abstain	13,849,574
Number of Broker Non-Votes	185,048,752

Item 5.  Other Information
None.

Item 6.  Exhibits

10.1	Five Year Revolving Credit Agreement among Halliburton, as Borrower, the Banks party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Halliburton’s Form 8-K filed July 13, 2007, File No. 1-3492).

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURES

As required by the Securities Exchange Act of 1934, the registrant has authorized this report to be signed on behalf of the registrant by the undersigned authorized individuals.

HALLIBURTON COMPANY

/s/ C. Christopher Gaut	/s/ Mark A. McCollum
C. Christopher Gaut	Mark A. McCollum
Executive Vice President and	Senior Vice President and
Chief Financial Officer	Chief Accounting Officer

Date:              July 27, 2007